Form 10-Q
period 1999-10-31
FINISAR CORP
filed 1999-12-27
CIK 1094739

                        SECURITES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                             ----------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission File No. 000-27999

                               FINISAR CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             94-3038428
       (State or Other Jurisdiction of                (I.R.S.Employer
       Incorporation or Organization)                 Identification No.)

            1308 MOFFETT PARK DRIVE, SUNNYVALE, CALIFORNIA 94089-1133
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (408) 548-1000

                                 not applicable
--------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No  X
                                             ----    ----

       As of October 31, 1999, there were 33,646,298 shares of the registrant's no par value Common Stock outstanding.

                               FINISAR CORPORATION

                                      INDEX

 PART I      FINANCIAL INFORMATION                                                                      Page(s)
                                                                                                        -------
 Item 1.      Financial Statements

                  Condensed Balance Sheets as of October 31, 1999 (unaudited) and April 30,
                  1999..........................................................................            3

                  Condensed Statements of Operations (unaudited) for the fiscal quarter and six
                  months ended October 31, 1999 and 1998........................................            4

                  Condensed Statements of Cash Flows (unaudited) for the six months ended
                  October 31,1999 and 1998......................................................            5

                  Notes to Condensed Financial Statements (unaudited)...........................         6-11

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................        12-30

 Item 3.      Quantitative and Qualitative Disclosure About Market Risk.........................           31

 PART II      OTHER INFORMATION

 Item 1.      Legal Proceedings.................................................................           32
 Item 2.      Changes in Securities and Use of Proceeds.........................................           32
 Item 6.      Exhibits and Reports on Form 8-K..................................................           33

 Signatures.....................................................................................           34

 Index to Exhibits..............................................................................           35

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
                            CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     Pro Forma
                                                                                    Stockholders'
                                                                                      Equity at
                                                        October 31,     April 30,     October 31,
                                                           1999           1999           1999
                                                         --------       --------       --------
 ASSETS                                                 (unaudited)                   (unaudited)
Current assets:

     Cash and cash equivalents ....................      $  3,162       $  5,044
     Accounts receivable, trade (net) .............         7,227          6,653
     Accounts receivable, other ...................           274              3
     Inventories ..................................        10,862          5,236
     Income tax receivable ........................           148             --
     Deferred income taxes ........................         1,047          1,047
     Prepaid expenses .............................           642            194
                                                         --------       --------
         Total current assets .....................        23,362         18,177
Property, equipment and improvements (net) ........         4,145          2,482
Other assets ......................................           470            296
                                                         --------       --------
         Total assets .............................      $ 27,977       $ 20,955
                                                         ========       ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................         3,442          1,394
     Accrued compensation .........................         1,780          1,499
     Other accrued liabilities ....................         2,389          1,476
     Income tax payable ...........................         1,319            743
     Capital lease obligations, current portion ...            21             54
                                                         --------       --------
         Total current liabilities ................         8,951          5,166
Notes payable, long-term portion ..................        11,015         11,015
Capital lease obligations, long-term portion ......            22             17
Other long-term liabilities .......................           105             --
Preferred stock ...................................        26,260         26,260          2,640
Stockholders' equity:
Common stock ......................................        19,539          4,304         43,159
 Deferred stock compensation ......................       (12,924)        (1,975)       (12,924)
 Notes receivable from stockholders ...............        (3,546)        (1,521)        (3,546)
 Retained earnings (accumulated deficit) ..........       (21,445)       (22,311)       (21,445)
                                                         --------       --------       --------
         Total stockholders' equity (deficit) .....       (18,376)       (21,503)      $  5,244
                                                         --------       --------       ========
         Total liabilities and stockholders' equity      $ 27,977       $ 20,955
                                                         ========       ========

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                        Three Months Ended           Six Months Ended
                                                            October 31,                October 31,
                                                     -----------------------      -----------------------
                                                       1999           1998          1999           1998
                                                     --------       --------      --------       --------
Revenues ......................................      $ 16,077       $  7,402      $ 29,956       $ 14,196
Cost of revenues ..............................         7,878          3,058        14,130          5,724
                                                     --------       --------      --------       --------

    Gross profit ..............................         8,199          4,344        15,826          8,472

Operating expenses:
    Research and development ..................         3,333          1,764         6,173          3,158
    Sales and marketing .......................         1,895            871         3,437          1,704
    General and administrative ................           864            421         1,623            719
    Amortization of deferred stock compensation         1,723             99         2,010             99
                                                     --------       --------      --------       --------
       Total operating expenses ...............         7,815          3,155        13,243          5,680
                                                     --------       --------      --------       --------
Income from operations ........................           384          1,189         2,583          2,792
Interest income, net ..........................           (84)            17          (173)            10
Other non-operating income (expense), net .....           (28)            --           (56)            25
                                                     --------       --------      --------       --------

Income before income taxes ....................           272          1,206         2,354          2,827
Provision for income taxes ....................           659            458         1,488          1,026
                                                     --------       --------      --------       --------
Net income (loss) .............................      $   (387)      $    748      $    866       $  1,801
                                                     ========       ========      ========       ========
Net Income (loss) per share:
   Basic ......................................      $  (0.01)      $   0.02      $   0.03       $   0.04
                                                     ========       ========      ========       ========
   Diluted ....................................      $  (0.01)      $   0.02      $   0.02       $   0.04
                                                     ========       ========      ========       ========
Shares used in per share computations:
   Basic ......................................        29,550         41,845        29,507         41,823
                                                     ========       ========      ========       ========
   Diluted ....................................        29,550         43,069        43,029         42,434
                                                     ========       ========      ========       ========

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             Six Months Ended
                                                                         -------------------------
                                                                         October 31,   October 31,
                                                                            1999          1998
                                                                           -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..........................................................      $   866       $ 1,801
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
      Amortization of deferred stock compensation ...................        2,010            99
      Depreciation and amortization .................................          404           156
Changes in operating assets & and liabilities:
      Accounts receivable ...........................................         (845)       (2,481)
      Inventories ...................................................       (5,626)       (1,096)
      Prepaid and other assets ......................................         (622)         (328)
      Accounts payable ..............................................        2,048           717
      Accrued compensation ..........................................          281           933
      Other accrued liabilities .....................................        1,268           313
      Income taxes, net .............................................          428             4
                                                                           -------       -------
          Net cash provided by operating activities .................          212           118
                                                                           -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................       (2,317)         (608)
                                                                           -------       -------
          Net cash (used in) investing activities ...................       (2,317)         (608)
                                                                           -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of loans ................          251            65
Principal payments on loans .........................................           --           (58)
Principal payments on lease obligations .............................          (28)          (17)
                                                                           -------       -------
          Net cash provided (used in) financing activities ..........          223           (10)
                                                                           -------       -------
          Net (decrease) in cash and equivalents ....................      $(1,882)      $  (500)
Cash and cash equivalents, beginning of period ......................      $ 5,044       $   722
                                                                           -------       -------
Cash and cash equivalents, end of period ............................      $ 3,162       $   222
                                                                           =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for
    Interest ........................................................          387            24
    Income taxes ....................................................        1,060         1,029
    Supplemental disclosure of non-cash financing activities:
         Loans to related parties for stock option exercises ........        2,036           322

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
                     Notes to Condensed Financial Statements
                                   (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Finisar Corporation ("Finisar" or the "company") designs, manufactures, and markets fiber optic subsystems and network performance test systems for high-speed data communications.

INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

         The interim financial information at October 31, 1999 and for the three months and six months ended October 31, 1999 and 1998 is unaudited but, in the opinion of management, has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) that Finisar considers necessary for a fair presentation of its financial position at such date and its operating results and cash flows for those periods. Results for the interim period are not necessarily indicative of the results to be expected for the entire year, or any future period.

         The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

FISCAL PERIODS

         In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first and second quarters of fiscal 2000 ended on August 1, 1999 and October 31, 1999, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

         Revenue is recognized at the time of product shipment, net of allowances for estimated returns. Warranty expenses are also estimated and provided for at the time of shipment.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject Finisar to concentrations of credit risk include cash and cash equivalents and accounts receivable. Finisar places its cash and cash equivalents with high-credit quality financial institutions. At times, such investments may be in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 33.8% and 16.0% of the total balance at April 30, 1999 and 26.3% and

29.3% at October 31, 1999, respectively. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

         Finisar sells products primarily to customers located in North America. During the second quarter and first half of fiscal 2000, sales to two customers totaled 55.3% and 54.7% of total revenues, respectively. Sales to these customers in the second quarter and first half of fiscal 1999 represented 49.6% and 50.7% of total revenues, respectively.

RESEARCH AND DEVELOPMENT

        Research and development expenditures are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

         Finisar's cash equivalents consist of money market funds with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

INVENTORIES

         Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years.

STOCK-BASED COMPENSATION

         Finisar accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

NET INCOME PER SHARE

         Basic and diluted net income per share are presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares and convertible preferred shares issued or granted for nominal consideration prior to the effective date of Finisar's initial public offering are required to be included in the calculation of basic and diluted net income per share as if they had been outstanding for all periods presented. To date, Finisar has not had any issuances or grants for nominal consideration.

         Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options (under the treasury stock method) and convertible redeemable preferred stock (on an if-converted basis) outstanding during the period.

UNAUDITED PRO FORMA STOCKHOLDERS' EQUITY

          All of the shares of convertible redeemable preferred stock were automatically converted into common stock and redeemable preferred stock upon completion of the initial public offering on November 17, 1999 (see Subsequent Events). Unaudited pro forma stockholders' equity at October 31, 1999, as adjusted for the assumed conversion of such shares, is disclosed on the condensed balance sheets. Such pro forma disclosure excludes the net proceeds from the Company's initial public offering which will be presented in the financial statements for the quarter ending January 31, 2000.

COMPREHENSIVE INCOME

         Effective May 1, 1998, Finisar adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". Comprehensive income is equal to net income for all periods presented and has been disclosed in the statement of stockholders' equity.

SEGMENT REPORTING

         Effective May 1, 1998, Finisar adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect Finisar's results of operations or financial position.

EFFECT OF NEW ACCOUNTING STATEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Finisar is required to adopt SFAS 133 for the year ending April 30, 2002. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on Finisar's financial condition or results of operations.

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Finisar is required to implement SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 is not expected to have a material effect on Finisar's financial condition or results of operations.

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
               Notes to Condensed Financial Statements (CONTINUED)
                                   (unaudited)

2.       NET INCOME PER SHARE

         The following table presents the calculation of basic and diluted and pro forma basic and pro forma diluted net income (loss) per share:

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           OCTOBER 31,               OCTOBER 31,
                                                         (UNAUDITED)                 (UNAUDITED)
                                                     1999          1998          1999          1998
                                                     ----          ----          ----          ----
Numerator:
   Net income (loss) .......................      $   (387)      $    748      $    866      $  1,801
                                                  =========      ========      ========      ========
Historical:
Denominator for basic net income (loss) per
   share:
   Weighted-average shares outstanding-basic        29,550         41,845        29,507        41,823

Effect of dilutive securities:                          --
   Employee stock options ..................            --            369         1,345           185
   Stock subject to repurchase .............            --            855         3,196           427
   Convertible redeemable preferred stock ..            --             --         8,981            --
                                                  ---------      ---------     ---------     ---------
Dilutive potential common shares ...........            --          1,224        13,522           612
                                                  ---------      ---------     ---------     ---------
Denominator for diluted net income (loss)
   per share ...............................        29,550         43,069        43,029        42,434
                                                  =========      ========      ========      ========
Basic net income (loss) per share ..........      $  (0.01)      $   0.02      $   0.03      $   0.04
                                                  =========      ========      ========      ========
Diluted net income (loss) per share ........      $  (0.01)      $   0.02      $   0.02      $   0.04
                                                  =========      ========      ========      ========



3.      INVENTORIES

        Inventories consist of the following (in thousands):

                                                October 31, 1999    April 30, 1999
                                                ----------------    --------------
                                                  (unaudited)          (audited)
             Raw materials.....................     $ 6,214              $ 2,908
             Work-in-process...................       4,309                1,763
             Finished goods....................         339                  565
                                                    -------              -------
                     Total inventories ........     $10,862              $ 5,236
                                                    =======              =======

PART I  -      FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                               FINISAR CORPORATION
               Notes to Condensed Financial Statements (CONTINUED)
                                   (unaudited)

4.       PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following (in thousands):

                                                                  OCTOBER 31,   APRIL 30,
                                                                     1999          1999
         Computer equipment and software......................      $1,257          $840
         Office equipment, furniture, and fixtures............         555           445
         Machinery and equipment..............................       3,199         1,795
                                                                    ------        ------
         Total capital equipment..............................       5,011         3,080
         Accumulated depreciation and amortization............        (866)         (598)
                                                                    ------        ------
         Property and equipment, net..........................      $4,145        $2,482
                                                                    ======        ======

5.       INCOME TAXES

         Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6.       DEFERRED COMPENSATION

         In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during the three months ended October 31, 1999, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred compensation expense which Finisar has recorded and expects to record in future periods. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (thousands):

                                                               Deferred          Amortization
                                                            Compensation
                                                              Generated
                                                             ------------         ------------
          Second quarter ended October 31, 1998                $ 1,033               $    99
          Third quarter ended January 31, 1999                      --                   120
          Fourth quarter ended April 30, 1999                    1,370                   209
          First quarter ended July 31, 1999                         --                   287
          Second quarter ended October 31, 1999                 12,959                 1,723
          Third quarter ended January 31, 2000                      --                 1,781
          Fourth quarter ended April 30, 2000                       --                 1,740
          Fiscal year ended April 30, 2001                          --                 4,427
          Fiscal year ended April 30, 2002                          --                 2,659
          Fiscal year ended April 30, 2003                          --                 1,467
          Fiscal year ended April 30, 2004                          --                   715
          Fiscal year ended April 30, 2005                          --                   135
                                                               -------               -------
                  Total                                        $15,362               $15,362
                                                               =======               =======

7.       Subsequent Events

         On November 12, 1999, the Company sold 9,305,000 shares of stock in an initial public offering, including the over-allotment of an additional 1,155,000 shares. Of the shares sold, 699,767 were from selling shareholders. Net proceeds to the Company from the remaining 8,605,233 shares sold total approximately
$150 million net of the underwriters discount and estimated offering expenses.

        In December 1999, the Company amended its Lease Agreement for its main facility in Sunnyvale, CA , to include an additional 23,198 square feet of space at the same physical location. As a result, the Company's main facility now consists of 75,011 square feet at a monthly rental of $120,018 plus additional costs associated with taxes, insurance and maintenance.

PART I  -    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the unaudited condensed financial statements included herein. The discussion in this section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

OVERVIEW

         We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over local area networks, or LANs, and storage area networks, or SANs. We are focused on providing high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and Fibre Channel protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

         We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. We recognize revenues at the time of shipment. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test systems is usually considerably shorter. Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have recently established relationships with distributors in Japan, the United Kingdom and Israel.

         The market for optical subsystems is characterized by declining average selling prices, or ASPs, resulting from factors such as increased competition, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our ASPs will decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

         Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead and warranty expense. We outsource the majority of our assembly operations, and we conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. There can be no assurance that we will be able to reduce our cost of revenues to keep pace with anticipated decreases in ASPs.

         Our gross profit margins vary among our product families, and our gross margins are generally higher on our network performance test systems than on our optical subsystems. We expect that our overall gross margins will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in ASPs and our ability to reduce product costs.

         Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes and fees paid to consultants. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in future periods.

         Sales and marketing expenses consist primarily of commissions paid to manufacturers' representatives, salaries and related expenses for personnel engaged in sales, marketing and field support activities and other costs

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

associated with the promotion of our products. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization. We therefore expect that our sales and marketing expenses will increase in future periods.

         General and administrative expenses consist primarily of salaries and related expenses for administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will continue to increase for the foreseeable future. General and administrative expenses are also likely to be affected in future periods by significant legal fees and expenses incurred in connection with pending patent litigation.

RESULTS OF OPERATIONS

        The following table sets forth certain items from the statement of operations as a percentage of revenues excluding the amortization of deferred compensation associated with the issuance of stock options prior to the Company's initial public offering on November 12, 1999:

                                                           Three Months Ended        Six Months Ended
                                                               October 31,               October 31,
                                                           ------------------        ------------------
                                                            1999         1998         1999        1998
                                                           -----        -----        -----        -----
 Revenues ...........................................      100.0%       100.0%       100.0%       100.0%
 Cost of revenues ...................................       49.0         41.3         47.2         40.3
                                                           -----        -----        -----        -----
     Gross profit ...................................       51.0         58.7         52.8         59.7

 Operating expenses:
     Research and development .......................       20.7         23.8         20.6         22.2
     Sales and marketing ............................       11.8         11.8         11.5         12.0
     General and administrative .....................        5.4          5.7          5.4          5.1
                                                           -----        -----        -----        -----
     Total operating expenses .......................       37.9         41.3         37.5         39.3
                                                           -----        -----        -----        -----
 Operating income ...................................       13.1         17.4         15.3         20.4
 Interest income (expense), net .....................       (0.5)         0.2         (0.5)         0.1
 Other income, net ..................................       (0.2)          --         (0.2)         0.1
                                                           -----        -----        -----        -----
Income before income taxes ..........................       12.4         17.6         14.6         20.6
 Provision for income taxes .........................        4.1          6.2          5.0          7.2
                                                           -----        -----        -----        -----
 Net income (excluding amortization of deferred stock
 compensation) ......................................        8.3%        11.4%         9.6%        13.4%
                                                           =====        =====        =====        =====

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

        The following table highlights certain aspects of the Company's revenues for the three-month and six-month periods ended October 31, 1999 and 1998. Finisar operates in one industry segment, the design, manufacture, and marketing of fiber optic subsystems and network performance test systems for high-speed data communications:

                                          Three Months Ended             Six Months Ended
                                             October 31,                   October 31,
                                      -------------------------      -------------------------
                                         1999           1998           1999            1998
                                      ---------       ---------      ---------       ---------
Revenues (thousands):
    Optical subsystems .........      $  10,828       $   4,566      $  20,308       $   8,232
    Test instruments ...........          5,249           2,836          9,648           5,964
                                      ---------       ---------      ---------       ---------
                 Total .........      $  16,077       $   7,402      $  29,956       $  14,196
                                      =========       =========      =========       =========
Geographic coverage (thousands):
    North America ..............      $  15,437       $   6,796      $  28,442       $  13,467
    Rest of World ..............            640             606          1,514             729
                                      ---------       ---------      ---------       ---------
                 Total .........      $  16,077       $   7,402      $  29,956       $  14,196
                                      =========       =========      =========       =========
As a percent of revenues:
    Optical subsystems .........           67.4%           61.7%          67.8%           58.0%
    Test instruments ...........           32.6            38.3           32.2            42.0
                                      ---------       ---------      ---------       ---------
                 Total .........          100.0%          100.0%         100.0%          100.0%
                                      =========       =========      =========       =========
Geographic coverage:
    North America ..............           96.0%           91.8%          94.9%           94.9%
    Rest of World ..............            4.0             8.2            5.1             5.1
                                      ---------       ---------      ---------       ---------
                 Total .........          100.0%          100.0%         100.0%          100.0%
                                      =========       =========      =========       =========

COMPARISON OF THREE MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

REVENUES

       Revenues increased 117% from $7.4 million for the three months ended October 31, 1998 to $16.1 million for the three months ended October 31, 1999. This reflects a 137% increase in sales of optical subsystems from $4.6 million for the three months ended October 31, 1998 to $10.8 million for the three months ended October 31, 1999 and a 85% increase in sales of test instruments from $2.8 million for the three months ended October 31, 1998 to $5.2 million for the three months ended October 31, 1999. Sales of optical subsystems represented 67.4% of total revenues for the quarter as compared to 61.7% in the prior year while sales of test instruments represented 32.6% compared to 38.3% in the prior year.

GROSS PROFIT

         Gross profit increased from $4.3 million for the three months ended October 31, 1998 to $8.2 million for the three months ended October 31, 1999. As a percentage of revenues, gross profit decreased from 58.7% for

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

the three months ended July 31, 1998 to 50.1% for the three months ended July 31, 1999. This decrease in gross profit margin reflects lower average pricing for optical subsystems as a result of increased shipment levels and a higher percentage of total revenue from the sale of optical subsystems which generally have lower gross margins than test system products.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 89% from $1.8 million for the three months ended October 31, 1998 to $3.3 million for the three months ended October 31, 1999. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. With total revenues increasing by 117%, research and development expenses as a percent of revenues decreased to 20.7% from 23.8% in the prior year.

SALES AND MARKETING

       Sales and marketing expenses increased 118% from $871,000 for the three months ended October 31, 1998 to $1.9 million for the three months ended October 31, 1999. This increase in spending was in line with an increase of 117% in total revenues. As a result, sales and marketing expenses as a percent of total revenue was unchanged at 11.8%.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses increased 105% from $421,000 for the three months ended October 31, 1998 to $864,000 for the three months ended October 31, 1999. The increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. As a percentage of revenues, general and administrative expenses decreased from 5.7% for the three months ended October 31, 1998 to 5.4% for the three months ended October 31, 1999.

OTHER NON-OPERATING INCOME (EXPENSE)

        Interest expense, net of interest income, of $84,000 for the second quarter ended October 31, 1999, compares to net interest income of $17,000 in the prior year. The higher expense in the current period is related to interest expense on borrowings of $11.0 million commencing in November of 1998.

AMORTIZATION OF DEFERRED COMPENSATION

        The non-cash charges for amortization of deferred compensation of $1.7 million for the three months ended October 31, 1999 and $99,000 in the three months ended October 31, 1998 was related to the issuance of stock options to employees prior to the Company's initial public offering on November 12, 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant (see Note 6).

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31, 1998

REVENUES

        Revenues increased 111% from $14.2 million for the six months ended October 31, 1998 to $30.0 million for the six months ended October 31, 1999. This reflects a 147% increase in sales of optical subsystems from $8.2 million for the six months ended October 31, 1998 to $20.3 million for the six months ended October 31, 1999 and a 62% increase in sales of test instruments from $6.0 million for the six months ended October 31, 1998 to $9.6 million for the six months ended October 31, 1999. Sales of optical subsystems represented 67.8% of total revenues for the period as compared to 58.0% in the prior year while sales of test instruments represented 32.2% compared to 42.0% in the prior year.

GROSS PROFIT

        Gross profit increased from $8.5 million for the six months ended October 31, 1998 to $15.8 million for the six months ended October 31, 1999. As a percentage of revenues, gross profit decreased from 59.7% for the six months ended October 31, 1998 to 52.8% for the six months ended October 31, 1999. The lower gross margin reflects lower average pricing for optical subsystems as a result of increased shipment levels and a higher percentage of total revenue from the sale of optical subsystems which generally have lower gross margins than test system products instruments.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 95% from $3.2 million for the six months ended October 31, 1998 to $6.2 million for the six months ended October 31, 1999. The increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. With total revenues increasing by 111%, research and development expenses as a percent of revenues decreased from 22.2% for the six months ended October 31, 1998 to 20.6% for the three months ended October 31, 1999.

SALES AND MARKETING

       Sales and marketing expenses increased 102% from $1.7 million for the six months ended October 31, 1998 to $3.4 million for the first six months ended October 31, 1999. This increase in spending was in line with an increase of 111% in total revenues. As a result, sales and marketing expenses as a percent of total revenue decreased slightly to 11.5% of total revenues from 12.0% in the prior year.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses increased 126% from $719,000 for the six months ended October 31, 1998 to $1.6 million for the six months ended October 31, 1999. The increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. As a percentage of revenues, general and administrative expenses increased from 5.1% for the six months ended October 31, 1998 to 5.4% for the six months ended October 31, 1999.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

OTHER NON-OPERATING INCOME (EXPENSE)

        Interest expense, net of interest income, of $173,000 for the six months ended October 31, 1999, compares to net interest income of $10,000 in the prior year. The higher expense in the current period is related to interest expense on borrowings of $11.0 million commencing in November of 1998.

AMORTIZATION OF DEFERRED COMPENSATION

        The non-cash charges for amortization of deferred compensation of $2.0 million for the six months ended October 31, 1999, and $99,000 in the six months ended October 31, 1998 was related to the issuance of stock options to employees prior to the Company's initial public offering on November 12, 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant (see Note 6).

LIQUIDITY AND CAPITAL RESOURCES

        At October 31, 1999, the Company had working capital of $14.4 million, including $3.2 million in cash and cash equivalents. For the six-month period ended October 31, 1999, the Company's operating activities generated $212,000 in cash. Cash from operating activities includes net income of $866,000 offset by non-cash charges related to depreciation and amortization of $2.4 million. An increase in inventories of $5.6 million was partially offset by an increase of $2.0 million in accounts payable and $1.3 million in accrued liabilities.

        The Company considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs, working capital requirements, and any Year 2000 remediation plans.

        The Company has maintained an unsecured line of credit totaling $6.5 million with Fleet Bank which matures on October 31, 2003. No borrowings were ever made under this credit facility. A term loan totaling $11.0 million with Fleet Bank also matures on October 31, 2003 with principal payments beginning on April 30, 2001. The Company repaid this term loan upon completion of an initial public offering in November 1999.

IMPACT OF YEAR 2000

         Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with these "year 2000" requirements may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         GENERAL READINESS ASSESSMENT. The year 2000 problem can affect the computers, software and other equipment that we use in our operations. As a result, we have instituted a year 2000 compliance plan, implemented

PART I - FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 (CONTINUED)

by a team of our internal information technology staff responsible for monitoring the assessment and remediation of our year 2000 projects and reporting that status to our executive staff. This project team is continuing to assess the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have not obtained verification or validation from any independent third parties of our processes to assess and correct any of our year 2000 problems or the costs associated with these activities.

         ASSESSMENT OF FINISAR'S PRODUCTS. We have assessed the ability of our products to operate properly in the year 2000. We believe that our current products are year 2000 compliant. Accordingly, we do not believe that the year 2000 issue presents a material exposure as it relates to our products.

         ASSESSMENT OF INTERNAL INFRASTRUCTURE. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. Based on a review of these computer systems, we have determined that, except for certain computers that run under the Microsoft Windows95 operating system, our computer systems and applications are compliant with the year 2000 format. We expect to remediate any remaining year 2000 problems prior to December 31, 1999.

         SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices, may be affected by the year 2000 problem. We have assessed the potential effect of the year 2000 problem on our office and facilities equipment and have determined that no problems exist that cannot be remediated by the replacement of relatively inexpensive equipment.

        COSTS OF REMEDIATION. We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $100,000, most of which we expect to incur during calendar year 1999. Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results.

         SUPPLIERS. As part of our review of the year 2000 problem, we have contacted third-party suppliers of components and key contractors used in the assembly of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third-party suppliers and subcontractors. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure on the part of these third parties to timely resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on our business. We expect to complete this process before December 31, 1999.

          MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations before December 31, 1999. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict whether failures will occur as a result of the year 2000 problem or the severity, timing, duration or financial consequences of these potential failures. As a result, we believe that the following consequences are possible:

- a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 (CONTINUED)

- possible business disputes and claims, including claims under product warranty, due to year 2000 problems experienced by our customers and incorrectly attributed to our products, which we believe will be resolved in the ordinary course of business; and

- a few serious business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

         CONTINGENCY PLANS. While we have not yet fully developed a comprehensive contingency plan to address situations that may result if we are is unable to achieve year 2000 readiness of our critical operations, such a plan is likely to include the accelerated replacement of affected equipment or software which could have a material adverse impact on our financial results and operations.

         DISCLAIMER. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance, and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third-party suppliers' ability to modify proprietary software and unanticipated problems not identified in the ongoing compliance review.

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE

         Our future business operations and financial results are subject to various risks and uncertainties, including those described below.

  OUR OPERATING RESULTS ARE SUBJECT TO MANY FACTORS, SOME OF WHICH ARE OUTSIDE
       OF OUR CONTROL, THAT COULD CAUSE OUR QUARTERLY AND ANNUAL OPERATING
            RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE

         Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include:

     - demand for and market acceptance of our products and our customers' products;

     -    continued development of the LAN, SAN and extended network markets;

     - our ability to develop, introduce, ship and support new products and product enhancements and to manage product transitions;

     -    announcements and new product introductions by our competitors;

     -    timing and size of orders for our products;

     -    loss or addition of one or more significant customers;

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

     - our ability to attain and maintain production volumes and quality levels for our products, including our ability to obtain sufficient supplies of long lead-time and sole or limited sourced components for our products;

     - changes in our product mix or the distribution channels through which we sell our products;

     - timing of the qualification process for our products by potential or existing customers; and

     - increases in manufacturing cost, including the prices of components we purchase.

         We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

         It is likely that in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING HIGH-SPEED
         LAN, SAN AND EXTENDED NETWORK MARKETS

         Our optical subsystem and network performance test systems products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and extended networks. Accordingly, widespread adoption of high-speed LANs, SANs and extended networks is critical to our future success. The markets for high-speed LANs, SANs and extended networks have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs or extended networks. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

WE WILL FACE CHALLENGES TO OUR BUSINESS, IF OUR TARGET MARKETS ADOPT
         ALTERNATE STANDARDS TO FIBRE CHANNEL AND GIGABIT ETHERNET TECHNOLOGY OR IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

         We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources in redesigning our products to meet this new industry standard. We cannot assure you that we will be successful in re-designing our products. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

negatively impact market acceptance of our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. In addition, because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

         In the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, products that we develop also will be required to comply with standards established by local authorities in various countries. Failure to comply with existing or evolving standards established by regulatory authorities or to obtain timely domestic or foreign regulatory approvals or certificates could significantly harm our business.

WE DEPEND ON LARGE PURCHASES FROM A FEW SIGNIFICANT CUSTOMERS, AND ANY LOSS, CANCELLATION, REDUCTION OR DELAY IN PURCHASES BY THESE CUSTOMERS COULD HARM OUR BUSINESS

         A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

         The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby reducing the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past and will in the future seek price concessions from us. Further, our customers may in the future shift their purchases of certain products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or any further price concessions could significantly harm our business.

BECAUSE WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS, OUR CUSTOMERS MAY
         CEASE PURCHASING OUR PRODUCTS AT ANY TIME IF WE FAIL TO MEET OUR CUSTOMERS' NEEDS

         We do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales.
Accordingly:

     - our customers can stop purchasing our products at any time without penalty;

     -    our customers are free to purchase products from our competitors; and

     -    our customers are not required to make minimum purchases.

         Sales are typically made pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we will lose sales and customers.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND TO COMPETE EFFECTIVELY,
         WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE MARKET
         ACCEPTANCE

         The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

     -    changing product specifications and customer requirements;

     -    difficulties in hiring and retaining necessary technical personnel;

     - difficulties in reallocating engineering resources and overcoming resource limitations;

     -    difficulties with contract manufacturers;

     -    changing market or competitive product requirements; and

     -    unanticipated engineering complexities.

         The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

CONTINUED COMPETITION IN OUR MARKETS MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

         The markets for optical subsystems and network performance test systems for use in LANs, SANs and extended networks are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing, distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network performance test systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Cielo Communications, Inc., International Business Machines Inc. and Vixel Corporation. For network performance test systems, we compete primarily with Ancot Corporation, I -Tech Corporation and Xyratex International. Our competitors continue to introduce improved

PART I - FINANCIAL INFORMATION ITEM

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

products with lower prices, and we will have to do the same to remain competitive. In addition, our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and network performance test systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

WE EXPECT AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE WHICH MAY
         REDUCE GROSS MARGINS OR REVENUES, AND, AS A RESULT, WE MUST CONTINUE TO REDUCE OUR PRODUCT COSTS IN ORDER TO PRICE OUR PRODUCTS COMPETITIVELY

         The market for optical subsystems is characterized by declining average selling prices, or ASPs, resulting from factors such as increased competition, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. We anticipate that ASPs will decrease in the future in response to product introductions by competitors or us, or by other factors, including price pressures from significant customers. Therefore, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher ASPs. Failure to do so could cause our revenues and gross margins to decline, which would significantly harm our business.

         We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross margins. In order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margin.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

         In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The lawsuit seeks monetary damages and injunctive relief. We believe that we have strong defenses against Methode's lawsuit, and we intend to defend the suit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make royalty payments pursuant to any such license agreement, our business would be significantly harmed.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

OUR CUSTOMERS OFTEN EVALUATE OUR PRODUCTS FOR LONG AND VARIABLE PERIODS WHICH CAUSES THE TIMING OF PURCHASES AND OUR RESULTS OF OPERATIONS TO BE UNPREDICTABLE

         The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using them in their equipment. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, our agreements with our customers have no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR ASSEMBLY
         REQUIREMENTS AND WE NEED TO EXPAND THESE REQUIREMENTS

         We currently rely on three contract manufacturers for substantially all of our assembly requirements. We do not have any long term contracts with these manufacturers. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could significantly harm our business. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would significantly harm our business.

         If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality assurance functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

         In addition, we are considering sourcing a significant portion of our contract manufacturing internationally. Additional risks associated with international contract manufacturing include:

     -    unexpected changes in regulatory requirements;

     - legal uncertainties regarding liability, tariffs and other trade barriers;

     -    inadequate protection of intellectual property in some countries;

     -    greater incidence of shipping delays;

     -    limited oversight of manufacturing operations;

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

     -    potential political and economic instability; and

     -    currency fluctuations.

         Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

WE MAY LOSE SALES IF OUR SUPPLIERS FAIL TO MEET OUR NEEDS

         We currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We have no long-term or short-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays.

         We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would significantly harm our business.

BECAUSE SUBSTANTIALLY ALL OF OUR REVENUE IS DERIVED FROM SALES OF TWO PRODUCT
         FAMILIES, WE ARE DEPENDENT ON WIDESPREAD MARKET ACCEPTANCE OF THESE PRODUCT FAMILIES

         We currently derive substantially all of our revenue from sales of our optical subsystems and network performance test systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems or our network performance test systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs and extended versions of these networks and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control. In addition, in order to achieve widespread market acceptance, we must differentiate ourselves from the competition through product offerings and brand name recognition. We cannot assure you that we will be successful in making this differentiation or achieving widespread acceptance of our products. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance will significantly impair our revenue growth.

IF WE LOSE QUALIFIED PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED
         PERSONNEL, WE MAY NOT BE SUCCESSFUL

         We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. Our failure to

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND WILL REQUIRE US TO INCUR
         COSTS TO UPGRADE OUR INFRASTRUCTURE

         We have experienced a period of rapid growth, which has placed a significant strain on our resources. Unless we manage our growth effectively, we may make mistakes in operating our business, such as inaccurate sales forecasting, material planning and financial reporting, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations significantly. This anticipated growth will continue to place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our business could be significantly harmed.

OUR PRODUCTS MAY CONTAIN DEFECTS

         Networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and defects may be found from time to time. In addition, our products are often embedded in or deployed in conjunction with our customers' products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR
         BUSINESS

         Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on certain proprietary processes and know-how to protect our intellectual property. Although we have filed for several patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN
         SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR
         PRODUCTS

         The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a patent infringement lawsuit. In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

WE MUST CONTINUE TO DEVELOP AND EXPAND OUR DIRECT SALES OPERATION AND RESELLER
         DISTRIBUTION CHANNELS TO INCREASE REVENUE

         Historically, we have relied primarily on a limited direct sales organization, supported by third party representatives, to sell our products domestically and on indirect distribution channels to sell our products internationally. Our distribution strategy focuses primarily on developing and expanding our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to successfully expand our direct sales organization and the cost of any expansion may exceed the revenue generated. To the extent that we are successful in expanding our direct sales organization, we cannot assure you that we will be able to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or domestic manufacturing representatives, of if these resellers or representatives are not successful in their sales or marketing efforts, sales of our products may decrease and our business would be significantly harmed. We have granted exclusive rights to substantially all of our resellers to sell our product and to our representatives to market our products in their specified territories. Our resellers and representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with domestic manufacturer representatives and international resellers would harm our business.

IF WE OR OUR SUPPLIERS, MANUFACTURERS, CUSTOMERS OR SERVICE PROVIDERS FAIL TO BE
         YEAR 2000 COMPLIANT, OUR BUSINESS MIGHT BE SEVERELY DISRUPTED

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations Year 2000 Compliance."

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE OUR STOCKHOLDERS AND CAUSE US
         TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

         We expect to review opportunities to buy other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. While we have no current agreements or negotiations underway, we may buy businesses, products or technologies in the future. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Our experience in acquiring other business and technologies is limited. Potential acquisitions also involve numerous risks, including:

     - problems assimilating the purchased operations, technologies or products;

     -    unanticipated costs associated with the acquisition;

     -    diversion of management's attention from our core business;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks associated with entering markets in which we have no or limited prior experience; and

     -    potential loss of key employees of purchased organizations.

         We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

CONTROL BY OUR EXISTING STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF MATTERS REQUIRING STOCKHOLDER APPROVAL AND COULD DISCOURAGE POTENTIAL ACQUISITIONS OF OUR BUSINESS BY THIRD PARTIES

         Our executive officers, directors and 5% or greater stockholders beneficially own 32,800,948 shares or approximately 64.8% of the outstanding shares of common stock. These stockholders, acting together, would be able to control all matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

IF WE ARE UNABLE TO MANAGE OUR INTERNATIONAL OPERATIONS EFFECTIVELY, OUR
         BUSINESS WOULD BE SIGNIFICANTLY HARMED

         Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have recently established relationships with distributors in Japan, the United Kingdom and Israel. The growth of our distribution channels outside of North America will be subject to a number of risks and uncertainties, including:

     - the difficulties and costs of obtaining regulatory approvals for our products;

     -    unexpected changes in regulatory requirements;

     - legal uncertainties regarding liability, tariffs and other trade barriers;

     -    inadequate protection of intellectual property in some countries;

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

     -    increased difficulty in collecting delinquent or unpaid accounts;

     -    potentially adverse tax consequences;

     -    adoption of different local standards; and

     -    potential political and economic instability.

         Any of these factors could significantly harm our existing international operations and business or significantly impair our ability to expand into international markets.

         Our international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. In the future, we may elect to invoice some of our international customers in local currency. Doing so will subject us to fluctuations in exchange rates between the U.S. dollar and the particular local currency.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE POTENTIAL
         ACQUISITIONS OF OUR BUSINESS BY THIRD PARTIES

         Some provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

     -    authorizing the board to issue additional preferred stock;

     -    prohibiting cumulative voting in the election of directors;

     -    limiting the persons who may call special meetings of stockholders;

     -    prohibiting stockholder actions by written consent;

     - creating a classified Board of Directors pursuant to which our directors are elected for staggered three-year terms; and

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

OUR HEADQUARTERS AND CONTRACT MANUFACTURERS ARE ALL LOCATED IN NORTHERN
         CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

         Currently, our corporate headquarters and contract manufacturers are located in Northern California. Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT OUR FUTURE PERFORMANCE (CONTINUED)

SUBSTANTIAL NUMBERS OF SHARES OF OUR COMMON STOCK WILL BECOME AVAILABLE FOR SALE
         IN THE PUBLIC MARKET SIMULTANEOUSLY, WHICH COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

         Sales of substantial amounts of our common stock in the public market following our initial public offering, or the appearance that a large number of shares is available for sale, could cause the market price of our common stock to decline. The number of shares of common stock available for sale in the public market is limited by lock-up agreements under which the holders of substantially all of the shares of common stock and options and warrants to purchase common stock outstanding prior to the offering have agreed not to sell or otherwise dispose of any of their shares for a period of 180 days after the date of our initial public offering without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Upon the expiration of these lock-up agreements and assuming the full exercise of all vested options to purchase common stock outstanding on October 31, 1999, approximately 40 million shares of common stock will become eligible for sale simultaneously. Moreover, Merrill Lynch may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

OUR STOCK PRICE IS VOLATILE

         The trading price of our stock has fluctuated substantially since our initial public offering. The stock market in general, and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

PART I - FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Finisar's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. Finisar has no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint seeks monetary damages and injunctive relief. In July 1999, we and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted our motion. On October 18, 1999, Methode filed a motion seeking leave to file an amended complaint. The proposed amended complaint alleges infringement of a fifth Methode patent and also alleges that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The proposed amended complaint purports to seek compensatory damages of at least $224,280,000 plus interest for the alleged breach of contract. Based on consultation with our counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has determined that all of the claims asserted by Methode in one of the patents are invalid, although this determination is not final and is subject to further administrative review. We also believe, based on consultation with our counsel, that the breach of contract claim that Methode seeks to include in the amended complaint is without merit and that , in any event, the proposed amended complaint grossly overstates the amount of damages that Methode could possible have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuit. In addition, we have filed a counterclaim against Methode asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Finisar's first registration statement filed under the Securities Act (Form S-1 registration statement, Commission File No. 333-87017) was declared effective by the Commission on November 11, 1999. A total of 9,305,000 shares of our common stock were registered under the registration statement. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Dain Rauscher Incorporated, Morgan Keegan & Company, Inc. and SoundView Technology Group, Inc.

         The offering commenced on November 11, 1999 and has been completed. All 9,305,000 shares were sold at a per share public offering price of $19.00, including 1,155,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 8,605,233 shares, with an aggregate offering price of $163,499,427, were sold by Finisar, and 699,767 shares, with an aggregate offering price of 13,295,573, were sold by selling stockholders. An aggregate underwriting discount of $12,375,650 was paid in connection with the

PART II - OTHER INFORMATION
offering, $11,444,960 of which was paid by Finisar and $930,690 of which was paid by the selling shareholders. Other expenses of the offering incurred by Finisar are estimated at $1,200,000.

         The net proceeds to Finisar from the sale of the 8,605,233 shares sold by it in the offering, after deducting the underwriting discount and the estimated offering expenses, were approximately $150 million. To date, $11.0 million of these net proceeds have been used to repay bank loans and another $2.6 million was used to redeem the preferred stock that was converted to common stock in the offering. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital. Pending such uses, the remaining net proceeds of the offering have been invested in short-term, interest-bearing, investment-grade securities.

         A portion of the net proceeds used to redeem our redeemable preferred stock was paid to entities affiliated with TA Associates, Inc., a principal stockholder of Finisar. With the exception of these payments (and working capital used for salaries and expense reimbursement in the ordinary course of business), none of the net proceeds of the offering received by Finisar have been paid, directly or indirectly, to any director or officer of Finisar or any of their associates, to any persons owning 10 percent or more of any class of equity securities of Finisar, or to any affiliate of Finisar.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits.

           Reference is hereby made to the Exhibit Index commencing on page 35.

        b. Reports

           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 27, 1999         FINISAR CORPORATION

                                     (Registrant)

                                By:  /S/JERRY S. RAWLS
                                    -------------------------------------------
                                     Jerry S. Rawls,
                                     President and Chief Executive
                                     Officer

                                By:  /S/STEPHEN K. WORKMAN
                                    -------------------------------------------
                                     Stephen K. Workman,
                                     Vice President, Finance and Chief
                                     Financial Officer

EXHIBIT INDEX

 EXHIBIT                                      DESCRIPTION OF DOCUMENT
  NUMBER

       27.1 Financial Data Schedule