Form 10-Q
period 2000-01-30
FINISAR CORP
filed 2000-03-10
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 30, 2000

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 000-27999

                            ------------------------

                              FINISAR CORPORATION

             (Exact name of registrant as specified in its charter)

                DELAWARE                                            94-3038428
    (State or Other Jurisdiction of                              (I.R.S. Employer
     Incorporation or Organization)                            Identification No.)

        1308 MOFFETT PARK DRIVE,
         SUNNYVALE, CALIFORNIA                                      94089-1133
(Address of Principal Executive Offices)                            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (408) 548-1000

                                 NOT APPLICABLE
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of January 30, 2000, there were 51,253,428 shares of the registrant's no par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FINISAR CORPORATION
                                     INDEX

                                                                         PAGE(S)
                                                                         --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets as of January 31, 2000 (unaudited)
             and
             April 30, 1999............................................       3

           Condensed Statements of Operations (unaudited) for the
             fiscal quarter and nine months ended January 31, 2000 and
             1999......................................................       4

           Condensed Statements of Cash Flows (unaudited) for the nine
             months ended January 31, 2000 and 1999....................       5

           Notes to Condensed Financial Statements (unaudited).........    6-11

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   12-28

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...      28

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...........................................      29

Item 2.    Changes in Securities and Use of Proceeds...................      29

Item 6.    Exhibits and Reports on Form 8-K............................      29

Signatures.............................................................      30

Index to Exhibits......................................................      31

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FINISAR CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JANUARY 31,   APRIL 30,
                                                                 2000          1999
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 66,356     $  5,044
  Short-term investments....................................      67,759           --
  Accounts receivable, trade (net)..........................      10,170        6,653
  Accounts receivable, other................................         140            3
  Inventories...............................................      15,087        5,236
  Income tax receivable.....................................         148           --
  Deferred income taxes.....................................       2,360        1,047
  Prepaid expenses..........................................         337          194
                                                                --------     --------
    Total current assets....................................     162,357       18,177
Property, equipment and improvements (net)..................       5,885        2,482
Other assets................................................         463          296
                                                                --------     --------
    Total assets............................................    $168,705     $ 20,955
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,248     $  1,394
  Accrued compensation......................................       2,258        1,499
  Other accrued liabilities.................................       2,279        1,476
  Income tax payable........................................       1,430          743
  Capital lease obligations, current portion................          21           54
                                                                --------     --------
    Total current liabilities...............................      10,236        5,166
Notes payable, long-term portion............................          --       11,015
Capital lease obligations, long-term portion................          22           17
Other long-term liabilities.................................         132           --
Preferred stock.............................................          --       26,260
                                                                --------     --------
    Total liabilities.......................................      10,390       42,458
Stockholders' equity:
Common stock................................................     194,313        4,304
Notes receivable from stockholders..........................      (3,696)      (1,521)
Deferred stock compensation.................................     (11,143)      (1,975)
Unrealized loss on short-term investments...................         (57)          --
Retained earnings (accumulated deficit).....................     (21,102)     (22,311)
                                                                --------     --------
    Total stockholders' equity (deficit)....................     158,315      (21,503)
    Total liabilities and stockholders' equity..............    $168,705     $ 20,955
                                                                ========     ========

                              FINISAR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              JANUARY 31,           JANUARY 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Revenues................................................  $16,510    $ 8,985    $46,466    $23,181
Cost of revenues........................................    8,122      4,171     22,252      9,895
                                                          -------    -------    -------    -------
  Gross profit..........................................    8,388      4,814     24,214     13,286
Operating expenses:
  Research and development..............................    3,878      1,890     10,051      5,048
  Sales and marketing...................................    1,643      1,160      5,080      2,864
  General and administrative............................      974        484      2,597      1,203
  Amortization of deferred stock compensation...........    1,781        120      3,791        219
                                                          -------    -------    -------    -------
    Total operating expenses............................    8,276      3,654     21,519      9,334
                                                          -------    -------    -------    -------
Income from operations..................................      112      1,160      2,695      3,952
Interest income, net....................................    1,342       (141)     1,169       (131)
Other non-operating income (expense), net...............      (16)       (21)       (72)         4
                                                          -------    -------    -------    -------
Income before income taxes..............................    1,438        998      3,792      3,825
Provision for income taxes..............................    1,095        384      2,583      1,410
                                                          -------    -------    -------    -------
Net income..............................................  $   343    $   614    $ 1,209    $ 2,415
                                                          =======    =======    =======    =======

Net income per share:
  Basic.................................................  $  0.01    $  0.02    $  0.03    $  0.07
                                                          =======    =======    =======    =======
  Diluted...............................................  $  0.01    $  0.01    $  0.03    $  0.06
                                                          =======    =======    =======    =======
Shares used in per share computations:
  Basic.................................................   45,080     28,585     34,628     36,638
                                                          =======    =======    =======    =======
  Diluted...............................................   51,845     44,105     46,029     42,424
                                                          =======    =======    =======    =======

                              FINISAR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          JANUARY 31,
                                                               ----------------------------------
                                                                    2000               1999
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................       $  1,209           $  2,415
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of deferred stock compensation..............          3,791                219
  Depreciation and amortization............................            788                281
  Changes in operating assets and liabilities:
  Accounts receivable......................................         (3,517)            (3,829)
  Inventories..............................................         (9.851)            (2,317)
  Prepaid and other assets.................................           (315)              (360)
  Accounts payable.........................................          2,854                507
  Accrued compensation.....................................            759              1,017
  Other accrued liabilities................................          1,053                533
  Income taxes, net........................................           (774)              (301)
                                                                  --------           --------
    Net cash (used in) operating activities................         (4,003)            (1,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................         (4,441)            (1,352)
Short-term investments.....................................        (67,816)                --
                                                                  --------           --------
    Net cash (used in) investing activities................        (72,257)            (1,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public
  offering, net............................................        150,978                 --
Redemption of preferred stock..............................         (2,640)                --
Proceeds from issuance of preferred stock..................             --             26,260
Repurchase of common stock.................................             --            (31,708)
Proceeds from exercise of stock options, net of loans......            277                396
Proceeds from borrowings under bank note...................             --             11,015
Repayment of borrowings under bank note....................        (11,015)              (450)
Principal payments on lease obligations....................            (28)               (29)
                                                                  --------           --------
    Net cash provided by financing activities..............        137,572              5,484
                                                                  --------           --------
    Net increase in cash and equivalents...................         61,312              2,297
Cash and cash equivalents, beginning of period.............          5,044                722
                                                                  --------           --------
Cash and cash equivalents, end of period...................       $ 66,356           $  3,019
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest.................................................            510                253
  Income taxes.............................................          3,352              1,710
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Loans to related parties for stock option exercises......          2,175                221
  Conversion of preferred stock to common stock............         23,620                 --
  Deferred stock compensation related to grants of certain
    stock options..........................................         12,959              2,403

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

INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

    The interim financial information at January 31, 2000 and for the three months and nine months ended January 31, 2000 and 1999 is unaudited but, in the opinion of management, has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) that Finisar considers necessary for a fair presentation of its financial position at such date and its operating results and cash flows for those periods. Results for the interim period are not necessarily indicative of the results to be expected for the entire year, or any future period.

    The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

FISCAL PERIODS

    In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively.

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash and cash equivalents, short-term investments and accounts receivable. Finisar places its cash and cash equivalents and short-term investments with high-credit quality financial institutions. At times, such investments may be in excess of FDIC insurance limits. Concentrations of credit risk with respect to accounts receivable exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 33.8% and 16.0% of the total balance at April 30, 1999 and three customers represented 27.1%, 16.8% and 12.2% at January 31, 2000, respectively. Generally,

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

    Finisar sells products primarily to customers located in North America. During the third quarter and first nine months of fiscal 2000, sales to two customers, each representing more than 10% of revenues, totaled 43.0% and 50.7% of total revenues, respectively. Sales to two customers, each representing more than 10% of revenues, in the third quarter and first nine months of fiscal 1999 represented 45.3% and 48.6% of total revenues, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

    Finisar's cash equivalents consist of money market funds with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At January 30, 2000, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through November 1, 2002. The difference between market value and cost of these securities at January 30, 2000 was $57,000.

INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years.

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

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

COMPREHENSIVE INCOME

    Effective May 1, 1998, Finisar adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." SFAS 130 establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities for the three and nine months ended January 31, 2000 was $57,000. No such gain or loss existed for the three and nine months ended January 31, 1999. As such items have not been material, separate presentation has not been made.

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

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EFFECT OF NEW ACCOUNTING STATEMENTS

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

    In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 981 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Finisar is required to implement SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 is not expected to have a material effect on Finisar's financial condition or results of operations.

2. NET INCOME PER SHARE

    The following table presents the calculation of basic and diluted net income per share (in thousands, except per share data):

                                                           THREE MONTHS           NINE MONTHS
                                                              ENDED                  ENDED
                                                           JANUARY 31,            JANUARY 31,
                                                       --------------------   --------------------
                                                         2000        1999       2000        1999
                                                       ---------   --------   ---------   --------
                                                           (UNAUDITED)            (UNAUDITED)
Numerator:
  Net income.........................................   $   343    $   614     $ 1,209    $ 2,415
Historical:
Denominator for basic net income per share:
  Weighted-average shares outstanding-basic..........    45,080     28,585      34,628     36,638
Effect of dilutive securities:
  Employee stock options.............................     1,727      3,935       1,446      1,736
  Stock subject to repurchase........................     3,854      2,603       3,553      1,251
  Convertible redeemable preferred stock.............     1,184      8,982       6,402      2,799
                                                        -------    -------     -------    -------
Dilutive potential common shares.....................     6,765     15,520      11,401      5,786
                                                        -------    -------     -------    -------
Denominator for diluted net income per share.........    51,845     44,105      46,029     42,424
                                                        =======    =======     =======    =======

Basic net income per share...........................   $  0.01    $  0.02     $  0.03    $  0.07
                                                        =======    =======     =======    =======
Diluted net income per share.........................   $  0.01    $  0.01     $  0.03    $  0.06
                                                        =======    =======     =======    =======

                              FINISAR CORPORATION

                                  (UNAUDITED)

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                              JANUARY 31,    APRIL 30,
                                                                  2000          1999
                                                              ------------   ----------
                                                              (UNAUDITED)
Raw materials...............................................    $ 7,929        $2,908
Work-in-process.............................................      6,057         1,763
Finished goods..............................................      1,101           565
                                                                -------        ------
  Total inventories.........................................    $15,087        $5,236
                                                                =======        ======

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements consist of the following (in thousands):

                                                              JANUARY 31,    APRIL 30,
                                                                  2000          1999
                                                              ------------   ----------
                                                              (UNAUDITED)
Computer equipment and software.............................    $ 1,663        $  840
Office equipment, furniture, and fixtures...................        687           445
Machinery and equipment.....................................      3,853         1,795
Leasehold improvements......................................        932            --
                                                                -------        ------
Total capital equipment.....................................      7,135         3,080
Accumulated depreciation and amortization...................     (1,250)         (598)
                                                                -------        ------
Property, equipment and improvements, net...................    $ 5,885        $2,482
                                                                =======        ======

5. INCOME TAXES

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6. DEFERRED COMPENSATION

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during the nine months ended January 31, 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five-year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in

                              FINISAR CORPORATION

                                  (UNAUDITED)

6. DEFERRED COMPENSATION (CONTINUED)
future periods. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

                                                                DEFERRED
                                                              COMPENSATION
                                                               GENERATED     AMORTIZATION
                                                              ------------   ------------
Second quarter ended October 31, 1998.......................     $ 1,033        $    99
Third quarter ended January 31, 1999........................          --            120
Fourth quarter ended April 30, 1999.........................       1,370            209
First quarter ended July 31, 1999...........................          --            287
Second quarter ended October 31, 1999.......................      12,959          1,723
Third quarter ended January 31, 2000........................          --          1,781
Fourth quarter ending April 30, 2000........................          --          1,740
Fiscal year ending April 30, 2001...........................          --          4,427
Fiscal year ending April 30, 2002...........................          --          2,659
Fiscal year ending April 30, 2003...........................          --          1,467
Fiscal year ending April 30, 2004...........................          --            715
Fiscal year ending April 30, 2005...........................          --            135
                                                                 -------        -------
    Total...................................................     $15,362        $15,362
                                                                 =======        =======

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

OVERVIEW

    We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over local area networks, or LANs, and storage area networks, or SANs and, more recently, have developed products for digitizing the return path of a CATV network and for aggregating data traffic in a metropolitan area network, or MAN. We are focused on providing high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and Fibre Channel protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

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

    The market for optical subsystems is characterized by declining average selling prices, or ASPs, resulting from factors such as increased competition, the introduction of new products and a rapid growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our ASPs will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

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

    Sales and marketing expenses consist primarily of commissions paid to manufacturers' representatives, salaries and related expenses for personnel engaged in sales, marketing and field support activities and other costs associated with the promotion of our products. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization. We therefore expect that our sales and marketing expenses will increase in future periods.

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

RESULTS OF OPERATIONS

    The following table sets forth certain items from the statement of operations as a percentage of revenues excluding the amortization of deferred compensation associated with the issuance of stock options prior to the Company's initial public offering on November 12, 1999:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                  JANUARY 31,           JANUARY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenues....................................................   100.0%     100.0%     100.0%     100.0%
Cost of revenues............................................    49.2       46.4       47.9       42.7
                                                               -----      -----      -----      -----
  Gross profit..............................................    50.8       53.6       52.1       57.3
Operating expenses:
  Research and development..................................    23.5       21.0       21.6       21.8
  Sales and marketing.......................................     9.9       12.9       10.9       12.4
  General and administrative................................     5.9        5.4        5.6        5.2
                                                               -----      -----      -----      -----
  Total operating expenses..................................    39.3       39.3       38.1       39.4
                                                               -----      -----      -----      -----
Income from operations......................................    11.5       14.3       14.0       17.9
Interest income (expense), net..............................     8.1       (1.6)       2.5       (0.5)
Other income (expense), net.................................    (0.1)      (0.2)      (0.1)        --
                                                               -----      -----      -----      -----
Income before income taxes..................................    19.5       12.5       16.4       17.4
Provision for income taxes..................................     6.6        4.3        5.6        6.0
                                                               -----      -----      -----      -----
Net income (excluding amortization of deferred stock
  compensation).............................................    12.9%       8.2%      10.8%      11.4%
                                                               =====      =====      =====      =====

    The following table highlights certain aspects of the Company's revenues for the three-month and nine-month periods ended January 31, 2000 and 1999. Finisar operates in one industry segment, the design, manufacture, and marketing of fiber optic subsystems and network performance test systems for high-speed data communications:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                  JANUARY 31,           JANUARY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenues (thousands):
  Optical subsystems........................................  $10,917    $ 5,271    $31,225    $13,503
  Test systems..............................................    5,593      3,714     15,241      9,678
                                                              -------    -------    -------    -------
    Total...................................................  $16,510    $ 8,985    $46,466    $23,181
                                                              =======    =======    =======    =======
Geographic coverage (thousands):
  North America.............................................  $15,664    $ 8,498    $44,105    $21,965
  Rest of World.............................................      846        487      2,361      1,216
                                                              -------    -------    -------    -------
    Total...................................................  $16,510    $ 8,985    $46,466    $23,181
                                                              =======    =======    =======    =======
As a percent of revenues:
  Optical subsystems........................................     66.1%      58.7%      67.2%      58.3%
  Test systems..............................................     33.9       41.3       32.8       41.7
                                                              -------    -------    -------    -------
    Total...................................................    100.0%     100.0%     100.0%     100.0%
                                                              =======    =======    =======    =======
Geographic coverage:
  North America.............................................     94.9%      94.6%      94.9%      94.8%
  Rest of World.............................................      5.1        5.4        5.1        5.2
                                                              -------    -------    -------    -------
    Total...................................................    100.0%     100.0%     100.0%     100.0%
                                                              =======    =======    =======    =======

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

    REVENUES. Revenues increased 84% from $9.0 million for the three months ended January 31, 1999 to $16.5 million for the three months ended January 31, 2000. This reflects a 107% increase in sales of optical subsystems from $5.3 million for the three months ended January 31, 1999 to $10.9 million for the three months ended January 31, 2000 and a 51% increase in sales of test systems from $3.7 million for the three months ended January 31, 1999 to $5.6 million for the three months ended January 31, 2000. Sales of optical subsystems and test systems represented 66.1% and 33.9%, respectively, of total revenues for the three months ended January 31, 2000, compared to 58.7% and 41.3%, respectively, for the three months ended January 31, 1999.

    GROSS PROFIT. Gross profit increased from $4.8 million for the three months ended January 31, 1999 to $8.4 million for the three months ended January 31, 2000. As a percentage of revenues, gross profit decreased from 53.6% for the three months ended January 31, 1999 to 50.8% for the three months ended January 31, 2000. This decrease in gross profit margin reflects lower ASPs for optical subsystems as a result of increased shipment levels and a higher percentage of total revenue from the sale of optical subsystems (66.1% vs. 58.7%) which generally have lower gross margins than test systems.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 105% from $1.9 million for the three months ended January 31, 1999 to $3.9 million for the three months ended January 31, 2000. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses increased as a percent of revenues from 21.0% for the three months ended January 31, 1999 to 23.5% for the current quarter.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 42% from $1.2 million for the three months ended January 31, 1999 to $1.6 million for the three months ended January 31, 2000, primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of total revenue decreased from 12.9% for the three months ended January 31, 1999 to 9.9% in the current quarter.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 101% from $484,000 for the three months ended January 31, 1999 to $974,000 for the three months ended January 31, 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses increased as a percent of revenues from 5.4% for the three months ended January 31, 1999 to 5.9% in the current quarter.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $1.3 million for the three months ended January 31, 2000, compares to net interest expense of $141,000 for the three months ended January 31, 1999. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering of its common stock in November 1999. Interest expense in the prior year is related primarily to borrowings of $11.0 million commencing in November of 1998 which was repaid from the proceeds of the public offering.

    AMORTIZATION OF DEFERRED COMPENSATION. The non-cash charges for amortization of deferred compensation of $1.8 million for the three months ended January 31, 2000 and $120,000 for the three months ended January 31, 1999 was related to the issuance of stock options to employees prior to the Company's initial public offering in November 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 1999

    REVENUES. Revenues increased 100% from $23.2 million for the nine months ended January 31, 1999 to $46.5 million for the nine months ended January 31, 2000. This reflects a 131% increase in sales of optical subsystems from $13.5 million for the nine months ended January 31, 1999 to $31.2 million for the nine months ended January 31, 2000 and a 58% increase in sales of test systems from $9.7 million for the nine months ended January 31, 1999 to $15.2 million for the nine months ended January 31, 2000. Sales of optical subsystems and test systems represented 67.2% and 32.8%, respectively, of total revenues for the nine months ended January 31, 2000, and 58.3% and 41.7%, respectively, for the nine months ended January 31, 1999.

    GROSS PROFIT. Gross profit increased from $13.3 million for the nine months ended January 31, 1999 to $24.2 million for the nine months ended January 31, 2000. As a percentage of revenues, gross profit decreased from 57.3% for the nine months ended January 31, 1999 to 52.1% for the nine months ended
January 31, 2000. The lower gross margin reflects lower ASPs for optical subsystems as a result of increased shipment levels and a higher percentage of total revenue from the sale of optical subsystems (67.2% vs. 58.3%) which generally have lower gross margins than test systems.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 99% from $5.0 million for the nine months ended January 31, 1999 to $10.1 million for the nine months ended January 31, 2000. The increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses as a percent of revenues remained relatively unchanged at 21.6% for the nine months ended January 31, 2000 as compared to 21.8% for the prior year period.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 77% from $2.9 million for the nine months ended January 31, 1999 to $5.1 million for the first nine months ended January 31, 2000. The increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of revenues decreased from 12.4% for the nine months ended January 31, 1999 to 10.9% for the current period.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 116% from $1.2 million for the nine months ended January 31, 1999 to $2.6 million for the nine months ended January 31, 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses increased as a percent of revenues from 5.2% for the nine months ended January 31, 1999 to 5.6% for the current period.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $1.2 million for the nine months ended January 31, 2000, compares to net interest expense of $131,000 in the prior year. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering in November 1999. Interest expense in the prior year is related primarily to borrowings of $11.0 million commencing in November of 1998 which was repaid from the proceeds of the public offering in November 1999.

    AMORTIZATION OF DEFERRED COMPENSATION. The non-cash charges for amortization of deferred compensation of $3.8 million for the nine months ended January 31, 2000, and $219,000 for the nine months ended January 31, 1999 was related to the issuance of stock options to employees prior to the Company's initial public offering in November 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

    As of January 31, 2000, our principal sources of liquidity were $134.1 million in cash and short-term investments and $6.5 million available under a revolving loan facility which matures on October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of January 31, 2000.

    Net cash used by operating activities totaled $4.0 million for the nine months ended January 31, 2000 and $1.8 million for the prior year period. Cash used by operations for these periods was primarily due to continued growth in revenues and net income and an increase in assets and liabilities for working capital purposes.

    Net cash used in investing activities was $72.3 million for the nine months ended January 31, 2000 and $1.4 million in the prior year period. Net cash used in investing activities during the current year included $67.8 million in short-term investments consisting of securities that mature greater than 90 days from January 31, 2000. Other investing activities consisted primarily of purchases of equipment and leasehold improvements.

    Net cash provided by financing activities was $137.6 million for the nine months ended January 31, 2000 and $5.5 million for the prior year period. Net cash provided by financing activities for the current year reflects the sale of 9,305,000 shares at a per share public offering price of $19.00. Of the shares sold, 8,605,233 shares, with an aggregate offering price of $163.5 million, were sold by Finisar against which an underwriting discount totaling $11.4 million was paid. Other expenses of the offering paid by Finisar through January 31, 2000 totaled approximately $1.1 million resulting in a net cash infusion of approximately $151 million. Post offering, $11.0 million was used to repay debt while another $2.6 million was used to redeem preferred stock (see PART II, ITEM
2. CHANGES IN SECURITIES AND USE OF PROCEEDS). The net cash provided by financing activities in the prior year period primarily consisted of net proceeds of $26.3 million from the sale of preferred stock and $11.0 million in bank borrowings under a term loan, offset by $31.7 million used to repurchase shares of our common stock.

    The Company considers cash flow from operations and available sources of liquidity to be adequate to meet business requirements in the foreseeable future, including planned capital expenditure programs and working capital requirements.

IMPACT OF YEAR 2000

    Many currently installed computer systems and software products are coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with these "year 2000" requirements may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    GENERAL READINESS ASSESSMENT. We have taken and will continue to take corrective action to mitigate any significant year 2000 problems with our internal information systems, production equipment, office equipment, current and future products and with our suppliers.

    Based on our experience to date, we believe that the year 2000 issue will not have a material impact on our operations or financial results. We have not incurred material costs and do not expect to incur significant future material costs in the ongoing work to address the year 2000 problem as it relates to our systems (as a result of relatively new legacy information systems), products, production equipment, office equipment and suppliers. However, there can be no assurance that we will not experience significant business disruptions or loss of business due to an inability to adequately address the year 2000 issue. In addition, the inability of our products to properly function in the year 2000 could result in increased warranty costs, customer satisfaction issues, potential lawsuits, and other material costs and liabilities.

    We have completed our review of our supplier base of critical components. Even where assurances are received from our suppliers, there remains a risk that the failure of their information systems, production equipment or other suppliers on which they rely could have a material adverse effect on us. Further, if these suppliers fail to adequately address the year 2000 issue for the products they provide to us, critical materials, products, and services may not be delivered in a timely manner and we may not be able to manufacture sufficient product to meet sales demand. Contingency plans have been developed in order to mitigate the impact of any year 2000 issues at our suppliers. Such contingency plans largely consist of identification of alternative sources of supply.

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

OUR FUTURE REVENUES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO
  FLUCTUATE FROM QUARTER TO QUARTER, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

    Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products and the Gigabit Ethernet and Fibre Channel standards, product development and production, competitive pressures and customer retention.

    We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business.

    It is likely that in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING HIGH-SPEED
  LAN, SAN AND EXTENDED NETWORK MARKETS

    Our optical subsystem and network performance test system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and extended networks. Accordingly, widespread adoption of high-speed LANs, SANs and extended networks is critical to our future success. The markets for high-speed LANs, SANs and extended networks have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs or extended networks. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

WE WILL FACE CHALLENGES TO OUR BUSINESS, IF OUR TARGET MARKETS ADOPT ALTERNATE
  STANDARDS TO FIBRE CHANNEL AND GIGABIT ETHERNET TECHNOLOGY OR IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

    We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources in redesigning our products to meet this new industry standard. We cannot assure you that we will be successful in re-designing our products. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could negatively impact market acceptance of our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. In addition, because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

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

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to Newbridge Networks Corporation and EMC Corporation represented 29.1% and 21.6% of our revenues during the nine month period ended January 31, 2000, and 25.1% and 24.1% of our revenues for fiscal 1999. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

CONTINUED COMPETITION IN OUR MARKETS MAY LEAD TO A REDUCTION IN OUR PRICES,
  REVENUES AND MARKET SHARE

    The markets for optical subsystems and network performance test systems for use in LANs, SANs and extended networks are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing, distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network performance test systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Cielo Communications, Inc., International Business Machines Inc. and Vixel Corporation. For network performance test systems, we compete primarily with Ancot Corporation, I-Tech Corporation and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and network performance test systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint seeks monetary damages and injunctive relief. On October 18, 1999, Methode filed a motion seeking leave to file an amended complaint. The proposed amended complaint alleges infringement of a fifth Methode patent and also alleges that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The proposed amended complaint purports to seek compensatory damages of at least $224,280,000 plus interest for the alleged breach of contract. We believe that we have strong defenses against Methode's lawsuit, and we have filed a counterclaim against Methode. We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

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

WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR ASSEMBLY
  REQUIREMENTS, AND IF THESE MANUFACTURERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH-QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED

    We currently rely on three contract manufacturers for substantially all of our assembly requirements. We do not have any long-term contracts with these manufacturers. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could significantly harm our business. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would significantly harm our business.

    If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality assurance functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

    In addition, we have recently begun to outsource a significant portion of our contract manufacturing internationally. Additional risks associated with international contract manufacturing include:

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

WE ARE DEPENDENT ON WIDESPREAD MARKET ACCEPTANCE OF TWO PRODUCT FAMILIES, AND
  OUR REVENUES WILL DECLINE IF THE MARKET DOES NOT CONTINUE TO ACCEPT EITHER OF THESE PRODUCT FAMILIES

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

BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO
  RECRUIT OR RETAIN NECESSARY PERSONNEL

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this type in the future as we seek to hire qualified personnel and some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

OUR PRODUCTS MAY CONTAIN DEFECTS WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS,
  DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS

    Networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and defects may be found from time to time. In addition, our products are often embedded in or deployed in conjunction with our customers' products that incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR
  BUSINESS

    Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on certain proprietary processes and know-how to protect our intellectual property. Although we have filed for several patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN
  SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a patent infringement lawsuit (see "Risk Factors--We are subject to a pending legal proceeding"). In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES OPERATION AND RESELLER DISTRIBUTION
  CHANNELS OR SUCCESSFULLY MANAGE OUR EXPANDED SALES ORGANIZATION, OUR ABILITY TO INCREASE OUR REVENUES WILL BE HARMED

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR
  BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

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

IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL OPERATIONS OR MANAGE THEM
  EFFECTIVELY, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

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

OUR HEADQUARTERS AND MOST OF OUR CONTRACT MANUFACTURERS ARE LOCATED IN NORTHERN
  CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

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

SUBSTANTIAL NUMBERS OF SHARES OF OUR COMMON STOCK COULD BECOME AVAILABLE FOR
  SALE IN THE PUBLIC MARKET, WHICH COULD CAUSE THE MARKET PRICE OF OUR STOCK TO DECLINE

    Sales of substantial amounts of our common stock in the public market or the appearance that a large number of shares are available for sale, could cause the market price of our common stock to decline. The number of shares of common stock available for sale in the public market following our initial public offering were limited by lock-up agreements under which the holders of substantially all of our outstanding shares of common stock and options to purchase common stock will agree not to sell or otherwise dispose of any of their shares for a period of 180 days after the effective date of the Company's initial public offering or until May 9, 2000, without the prior written consent of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Upon the expiration of these lock-up agreements and assuming the full exercise of all vested options to purchase common stock outstanding on January 31, 2000, approximately 40,257,829 shares of common stock will become eligible for sale simultaneously. Moreover, Merrill Lynch may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT
  OR ABOVE YOUR INITIAL PURCHASE PRICE

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe patents held by Methode. Reference is made to our Form 10-Q report for the quarter ended October 31, 1999 for a description of this pending litigation.

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

    The offering commenced on November 11, 1999. All 9,305,000 shares were sold at a per share public offering price of $19.00, including 1,155,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 8,605,233 shares, with an aggregate offering price of $163,499,427, were sold by Finisar, and 699,767 shares, with an aggregate offering price of $13,295,573, were sold by selling stockholders. An aggregate underwriting discount of $12,375,650 was paid in connection with the offering, $11,444,960 of which was paid by Finisar and $930,690 of which was paid by the selling shareholders. Other expenses of the offering incurred by Finisar are estimated at $1,500,000.

    The net proceeds to Finisar from the sale of the 8,605,233 shares sold by it in the offering, after deducting the underwriting discount and offering expenses, were approximately $151 million. To date, $11.0 million of these net proceeds have been used to repay bank loans and another $2.6 million was used to redeem the preferred stock that was not converted to common stock in the offering. The balance of the net proceeds will be used for general corporate purposes, including capital expenditures and working capital. We may also use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to any of these types of acquisitions or investments. Pending such uses, the remaining net proceeds of the offering have been invested in short-term, investment-grade, interest-bearing securities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

       Reference is hereby made to the Exhibit Index commencing on page 29.

    b.  Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 10, 2000                      FINISAR CORPORATION
                                          (Registrant)
                                          By: /s/ JERRY S. RAWLS

                                          Jerry S. Rawls,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          By: /s/ STEPHEN K. WORKMAN

                                          Stephen K. Workman,
                                          VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                          OFFICER

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
       -------          -----------------------
        27.1            Financial Data Schedule