Form 10-Q/A
period 2000-01-30
FINISAR CORP
filed 2000-03-16
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                             AMENDMENT NUMBER ONE
                                     TO
                                  FORM 10-Q

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

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FINISAR CORPORATION
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              JANUARY 31,   APRIL 30,
                                                                 2000          1999
                                                              -----------   ----------
                                                              (UNAUDITED)   (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 66,356     $  5,044
  Short-term investments....................................      67,759           --
  Accounts receivable, trade (net)..........................      10,170        6,653
  Accounts receivable, other................................         140            3
  Inventories...............................................      15,087        5,236
  Income tax receivable.....................................         148           --
  Deferred income taxes.....................................       2,360        1,047
  Prepaid expenses..........................................         337          194
                                                                --------     --------
    Total current assets....................................     162,357       18,177
Property, equipment and improvements (net)..................       5,885        2,482
Other assets................................................         463          296
                                                                --------     --------
    Total assets............................................    $168,705     $ 20,955
                                                                ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  4,248     $  1,394
  Accrued compensation......................................       2,258        1,499
  Other accrued liabilities.................................       2,279        1,476
  Income tax payable........................................       1,430          743
  Capital lease obligations, current portion................          21           54
                                                                --------     --------
    Total current liabilities...............................      10,236        5,166
Notes payable, long-term portion............................          --       11,015
Capital lease obligations, long-term portion................          22           17
Other long-term liabilities.................................         132           --
Preferred stock.............................................          --       26,260
                                                                --------     --------
    Total liabilities.......................................      10,390       42,458
Stockholders' equity:
Common stock, no par value..................................          --        4,304
Common stock, $0.001 par value..............................          51           --
Additional paid-in capital..................................     194,262           --
Notes receivable from stockholders..........................      (3,696)      (1,521)
Deferred stock compensation.................................     (11,143)      (1,975)
Unrealized loss on short-term investments...................         (57)          --
Retained earnings (accumulated deficit).....................     (21,102)     (22,311)
                                                                --------     --------
    Total stockholders' equity (deficit)....................     158,315      (21,503)
                                                                --------     --------
    Total liabilities and stockholders' equity..............    $168,705     $ 20,955
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
                                                          =======    =======    =======    =======

                              FINISAR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          JANUARY 31,
                                                               ----------------------------------
                                                                    2000               1999
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................       $  1,209           $  2,415
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Amortization of deferred stock compensation..............          3,791                219
  Depreciation and amortization............................            788                281
  Changes in operating assets and liabilities:
  Accounts receivable......................................         (3,517)            (3,829)
  Inventories..............................................         (9.851)            (2,317)
  Prepaid and other assets.................................           (315)              (360)
  Accounts payable.........................................          2,854                507
  Accrued compensation.....................................            759              1,017
  Other accrued liabilities................................          1,053                533
  Income taxes, net........................................           (774)              (301)
                                                                  --------           --------
    Net cash (used in) operating activities................         (4,003)            (1,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................         (4,441)            (1,352)
Short-term investments.....................................        (67,816)                --
                                                                  --------           --------
    Net cash (used in) investing activities................        (72,257)            (1,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public
  offering, net............................................        150,978                 --
Redemption of preferred stock..............................         (2,640)                --
Proceeds from issuance of preferred stock..................             --             26,260
Repurchase of common stock.................................             --            (31,708)
Proceeds from exercise of stock options, net of loans......            277                396
Proceeds from borrowings under bank note...................             --             11,015
Repayment of borrowings under bank note....................        (11,015)              (450)
Principal payments on lease obligations....................            (28)               (29)
                                                                  --------           --------
    Net cash provided by financing activities..............        137,572              5,484
                                                                  --------           --------
    Net increase in cash and equivalents...................         61,312              2,297
Cash and cash equivalents, beginning of period.............          5,044                722
                                                                  --------           --------
Cash and cash equivalents, end of period...................       $ 66,356           $  3,019
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest.................................................            510                253
  Income taxes.............................................          3,352              1,710
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
  Loans to related parties for stock option exercises......          2,175                221
  Conversion of preferred stock to common stock............         23,620                 --
  Deferred stock compensation related to grants of certain
    stock options..........................................         12,959              1,033

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash and cash equivalents, short-term investments and accounts receivable. Finisar places its cash and cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk with respect to accounts receivable exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 33.8% and 16.0% of the total balance at April 30, 1999 and three customers represented 27.1%, 16.8% and 12.2% at January 31, 2000, respectively. Generally,

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

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

COMPREHENSIVE INCOME

    Effective May 1, 1998, Finisar adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." SFAS 130 establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities for the three and nine months ended January 31, 2000 was $57,000. Prior to Fiscal 2000, net income equaled comprehensive income.

SEGMENT REPORTING

    Effective May 1, 1998, Finisar adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect Finisar's results of operations or financial position.

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

    In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 981 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Finisar is required to implement SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 did not have a material effect on Finisar's financial condition or results of operations for the nine months ended January 31, 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a change to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

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

6. DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during the nine months ended January 31, 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five-year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in

                              FINISAR CORPORATION

                                  (UNAUDITED)

6. DEFERRED COMPENSATION (CONTINUED)
future periods. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

                                                             DEFERRED STOCK
                                                              COMPENSATION   AMORTIZATION
                                                               GENERATED       EXPENSE
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

OVERVIEW

    We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over local area networks, or LANs, and storage area networks, or SANs. Additionally, we have recently developed products for digitizing the return path of a CATV network and for aggregating data traffic in extended networks. We are focused on providing high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and Fibre Channel protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

    We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first product in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock.

    Our revenues are derived principally from optical subsystems and network performance test systems to networking and storage systems manufacturers. Sales to our two largest customers accounted for 45.9% of our revenues for the fiscal year ended April 30, 1999 and 50.7% of our revenues for the nine months ended January 31, 2000. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. We recognize revenues at the time of shipment. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test systems is usually considerably shorter. Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have recently established relationships with distributors in Japan, the United Kingdom, Israel, Germany and Korea.

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

    Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead and warranty expense. We outsource the majority of our assembly operations, and we conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers. There can be no assurance that we will be able to reduce our cost of revenues to keep pace with anticipated decreases in average selling prices.

    Our gross profit margins vary among our product families, and our gross margins are generally higher on our network performance test systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins. We expect this trend to contine over the next few quarters.

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

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. The non-cash charges for amortization of deferred stock compensation of $1.8 million for the three months ended January 31, 2000 and $120,000 for the three months ended January 31, 1999 was related to the issuance of stock options to employees prior to the Company's initial public offering in November 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant.

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

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. The non-cash charges for amortization of deferred stock compensation of $3.8 million for the nine months ended January 31, 2000, and $219,000 for the nine months ended January 31, 1999 was related to the issuance of stock options to employees prior to the Company's initial public offering in November 1999, and represents the difference between the deemed value of common stock for accounting purposes and the option exercise price of these options at the date of grant.

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

    Prior to December 31, 1999, we completed our assessment of the ability of our products to operate properly in the year 2000, as well as an assessment of the computers, software applications and equipment used in connection with our internal operations and determined that no year 2000-rated problems existed that could not be remediated by the replacement of relatively inexpensive equipment. Although we have not experienced year 2000-related problems to date, it is possible that, even after January 1, 2000, year 2000-related issues may cause problems or disruptions. While we believe that all of our products and systems are year 2000 compliant, we cannot assure you that we will not discover a problem during the year 2000 and experience unanticipated material costs due to undetected errors or defects. Also, failure of other systems used by our customers may adversely affect the performance of our products, which may in turn adversely affect our business. Should any such problem arise, it is possible that customers or third parties might seek indemnification or damages from us as a result of year 2000 issue-related errors caused by or not prevented by our products. We cannot predict the extent to which we might be liable for such costs but it is still conceivable that year 2000 problems could result in substantial expenditures.

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

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING
  HIGH-SPEED LAN, SAN, CATV NETWORK AND EXTENDED NETWORK MARKETS

    Our optical subsystem and network performance test system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, CATV networks, cable television, or CATV, networks and extended networks. Accordingly, widespread adoption of high-speed LANs, SANs, CATV networks and extended networks and the adoption of digital return path technology for CATV network applications is critical to our future success. The markets for high-speed LANs, SANs, CATV networks and extended networks have only recently

                                       17 begun to develop and are
rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs, CATV networks or extended networks. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs, CATV networks or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

WE WILL FACE CHALLENGES TO OUR BUSINESS, IF OUR TARGET MARKETS ADOPT ALTERNATE
  STANDARDS TO FIBRE CHANNEL AND GIGABIT ETHERNET TECHNOLOGY OR IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

    We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources in redesigning our products to meet this new industry standard. For example, manufacturers have begun to develop networking systems with per port transmission speeds of 10 gigabits per second, or Gbps, ten times faster than Gigabit Ethernet. We cannot assure you that we will be successful in re-designing our products. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could negatively impact market acceptance of our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. In addition, because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

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

    The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products which incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. For example, sales to one of our largest customers, Newbridge Networks Corporation, declined from $5.3 million in the second quarter of fiscal 2000 to $3.3 million in the third quarter of fiscal 2000. In addition, our customers have in the past and will in the future seek price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of certain products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

CONTINUED COMPETITION IN OUR MARKETS MAY LEAD TO A REDUCTION IN OUR PRICES,
  REVENUES AND MARKET SHARE

    The markets for optical subsystems and network performance test systems for use in LANs, SANs, CATV networks and extended networks are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing, distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network performance test systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies, International Business Machines Inc., Methode Electronics, Molex Premise Networks and Vixel Corporation. For network performance test systems, we compete primarily with Ancot Corporation, I-Tech Corporation and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and network performance test systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

DECREASES IN AVERAGE SELLING PRICES OF OUR PRODUCTS MAY REDUCE GROSS MARGINS
  OR REVENUES

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGINS

    Our gross profit margins vary among our product families, and our gross margins are generally higher on our network performance test systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins. We expect this trend to contine over the next few quarters.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add Agilent Technologies, Inc. as a party, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224,280,000 plus interest for the alleged breach of this license and supply agreement. We believe that we have strong defenses against Methode's lawsuit, and we have filed a counterclaim against Methode. We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. Methode has notified us that it intends to file another amended complaint alleging infringement of a sixth Methode patent.

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

OUR CUSTOMERS OFTEN EVALUATE OUR PRODUCTS FOR LONG AND VARIABLE PERIODS, WHICH
  CAUSES THE TIMING OF OUR REVENUES AND OUR RESULTS OF OPERATIONS TO BE UNPREDICTABLE

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

    In addition, we have recently begun outsourcing a portion of our contract manufacturing internationally, and we intend to increase the use of international contract manufacturers over time. Additional risks associated with international contract manufacturing include:

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

    We currently derive substantially all of our revenue from sales of our optical subsystems and network performance test systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems or our network performance test systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, CATV networks and extended versions of these networks and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control. In addition, in order to achieve widespread market acceptance, we must differentiate ourselves from the competition through product offerings and brand name recognition. We cannot assure you that we will be successful in making this differentiation or achieving widespread acceptance of our products. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance will significantly impair our revenue growth.

BECAUSE OF INTENSE COMPETITION FOR TECHNICAL PERSONNEL, WE MAY NOT BE ABLE TO
  RECRUIT OR RETAIN NECESSARY PERSONNEL

    We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we will need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have been subject to claims of this type and may be subject to such claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

OUR PRODUCTS MAY CONTAIN DEFECTS THAT MAY CAUSE US TO INCUR SIGNIFICANT COSTS,
  DIVERT OUR ATTENTION FROM PRODUCT DEVELOPMENT EFFORTS AND RESULT IN A LOSS OF CUSTOMERS

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

IF WE ARE UNABLE TO EXPAND OUR INTERNATIONAL OPERATIONS OR MANAGE THEM
  EFFECTIVELY, OUR BUSINESS WOULD BE SIGNIFICANTLY HARMED

    Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have recently established relationships with distributors in

Japan, the United Kingdom, Israel, Germany and Korea. The growth of our distribution channels outside of North America will be subject to a number of risks and uncertainties, including:

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

OUR HEADQUARTERS AND MOST OF OUR CONTRACT MANUFACTURERS ARE LOCATED IN NORTHERN
  CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

    Currently, our corporate headquarters and most of our contract manufacturers are located in Northern California. Northern California historically has been vulnerable to certain natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

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

OUR STOCK PRICE MAY BE VOLATILE AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT
  OR ABOVE YOUR INITIAL PURCHASE PRICE

    The trading price of our stock has fluctuated substantially since our initial public offering in November 1999. The stock market in general, and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

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

DATE: March 16, 2000                      FINISAR CORPORATION
                                          (Registrant)
                                          By: /s/ JERRY S. RAWLS

                                          Jerry S. Rawls,
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                          By: /s/ STEPHEN K. WORKMAN

                                          Stephen K. Workman,
                                          VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                          OFFICER

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION OF DOCUMENT
       -------          -----------------------
        27.1            Financial Data Schedule(1)

(1)      Previously filed.