Form 10-K
period 2000-04-30
FINISAR CORP
filed 2000-07-31
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

MARK ONE

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           APRIL 30, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO

                            ------------------------

                              FINISAR CORPORATION

             (Exact name of Registrant as specified in its charter)

           DELAWARE                    000-27999            94-3038428
(State or other jurisdiction of  (Commission File No.)   (I.R.S. Employer
incorporation or organization)                          Identification No.)
    1308 MOFFETT PARK DRIVE
     SUNNYVALE, CALIFORNIA                                     94089
(Address of principal executive                             (Zip Code)
           offices)

        Registrant's telephone number, including area code: 408-548-1000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  /X/  No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000 was $4,186,000,000 based on the closing price of such stock on such date of $26.188 per share.

    At June 30, 2000 there were 159,862,284 shares of the registrant's common stock, $.001 par value, issued and outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held September 20, 2000 are incorporated by reference into
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     27

Item 3.   Legal Proceedings...........................................     28

Item 4.   Submission of Matters to a Vote of Security Holders and
            Executive Officers of the Company.........................     28

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................     29

Item 6.   Selected Financial Data.....................................     29

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     30

Item 8.   Financial Statements and Supplementary Data.................     39

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     59

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     59

Item 11.  Executive Compensation......................................     60

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     60

Item 13.  Certain Relationships and Related Transactions..............     60

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     61

                                     PART I

ITEM 1.  BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

    - uncertainty regarding the commercial acceptance of high-speed networking and storage technologies;

    - uncertainty regarding our future operating results;

    - our ability to introduce new products;

    - delays or losses of sales due to long sales and implementation cycles for our products;

    - the possibility of lower prices, reduced gross margins and loss of market share due to increased competition; and

    - increased demands on our resources due to anticipated growth.

    Other factors that could cause actual result to differ from expectation are discussed in FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE.

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

BUSINESS

    We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over local area networks, or LANs, and storage area networks, or SANs. Additionally, we have recently developed products for digitizing the return path of a cable television, or CATV, network and for aggregating data traffic in extended networks. We are focused on providing high-performance, reliable, value-added optical subsystems, which convert electrical signals into optical signals, for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and Fibre Channel, which are advanced transmission protocols used in LAN and SAN applications. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We sell our products to leading networking and storage equipment manufacturers such as 3Com, EMC, Emulex, IBM, Newbridge Networks and Sun Microsystems, as well as emerging manufacturers such as Brocade Communications and Extreme Networks.

INDUSTRY BACKGROUND

    The ubiquity of computing by businesses, organizations and individuals worldwide and the need to interconnect multiple computing and storage devices to enable widespread communications has given rise to the multi-billion dollar computer networking and storage industries. There has been a rapid growth in the number of corporate and residential users accessing communications networks. This growth has resulted in large-scale equipment expenditures by enterprises and service providers to develop and expand their network and storage infrastructures. Networking and storage equipment expenditures are also accelerating due to the need to upgrade equipment to reliably accommodate data traffic which requires greater transmission capacity, or bandwidth, such as e-commerce and online transaction processing-related traffic, multimedia file transfers and movement of large blocks of stored data across networks. The transmission and storage of data has become increasingly mission-critical as enterprises increasingly rely on data-intensive applications to support a wider range of functions over a geographically dispersed employee and customer base. The continuing expansion of the network infrastructure, the growing number of users accessing networks, the need to accommodate higher bandwidth, and the increasingly mission-critical nature of data networking and storage networking have created the need for a new generation of high-speed, high-performance networking and storage systems that rely on fiber optic transmission technology.

    EVOLUTION OF NETWORKS, NETWORKING SYSTEMS AND NETWORKING PROTOCOLS

    GIGABIT ETHERNET AND LOCAL AREA NETWORKS. Early LANs were implemented to connect a limited number of users within relatively close proximity. Most of these LANs used the Ethernet transmission protocol which was developed to allow users to access the LAN and share basic common services such as file servers and printers. Because these early LANs had relatively limited performance requirements, short connection distances and low transmission speeds, systems on these LANs were generally connected by copper cabling.

    As deployment of LANs increased, Ethernet became the predominant LAN technology, with a greater than 95% market share in 1998 in terms of port shipments according to the Dell'Oro Group. As bandwidth needs and server processing power increased and larger numbers of users strained the early LAN infrastructure, Ethernet technology evolved from the original 10 megabits per second, or Mbps, version to 100 Mbps Fast Ethernet. In response to continually increasing bandwidth and performance requirements, Gigabit Ethernet technology, which operates at 1,000 Mbps, was introduced in 1998. Dataquest estimates that sales of Gigabit Ethernet switches will increase from $364 million in 1998 to over $3.7 billion in 2002, representing a compound annual growth rate of 79%. These switches contain varying numbers of ports which serve as the connection to the network. According to Dataquest, the number of Gigabit Ethernet port shipments is projected to grow from 211,000 in 1998 to over 6 million in 2002, representing a compound annual growth rate of 130%. Most of these Gigabit Ethernet ports will rely on fiber optic subsystems, which allow data to be transmitted accurately, at very high speeds and over long distances. Although the transmission speeds currently offered by Gigabit Ethernet are expected to meet the increasing bandwidth needs of enterprise and service provider networks for the near future, manufacturers have begun to develop networking systems with per-port transmission speeds of 10 gigabits per second, or Gbps, ten times faster than Gigabit Ethernet. Because of the scalability and migration capacity built into the Gigabit Ethernet protocol, manufacturers developing these systems are able to leverage this standard much as they did when they migrated from 100 Mbps Fast Ethernet to 1,000 Mbps Gigabit Ethernet. This next generation of high-speed networking systems will require even higher performance fiber optic subsystems.

    FIBRE CHANNEL AND STORAGE AREA NETWORKS. Like data networking technology, data storage technology has evolved rapidly over the past decade. Traditionally, storage devices were connected to a single server and LAN in close proximity using a standard interface protocol known as the Small Computer Systems Interface, or SCSI. SCSI currently allows storage devices and servers to communicate at a maximum speed of 80 megabytes per second, over a maximum transmission distance of 12 meters and supports a maximum of 15 devices on a single bus. Although these distances and speeds were sufficient for early storage applications, SCSI has become a limiting technology for emerging storage applications, which require networking at high speeds over long distances and need to interconnect large numbers of users.

    In recent years, demand has increased for faster, more efficient interconnection of data storage systems with servers and LANs. Contributing to this demand are:

    - the need to connect increasing numbers of storage devices and servers to a growing number of users;

    - the need to interconnect servers and storage systems supplied by multiple vendors;

    - the increasingly mission-critical nature of stored data and the need for rapid access to this data; and

    - the expense and complexity associated with managing increasingly large amounts of data storage.

    Although advances in technology, including the recent development of Gigabit Ethernet, increased LAN transmission speeds by more than 1,000 times during the 1990s, storage-to-server data transmission speeds on SCSI-based systems increased by less than ten times during this period. This speed disparity created a bottleneck between storage systems and servers and the LANs connected to those servers. Recently, the Fibre Channel interconnect protocol has been standardized to address the speed, distance and connectivity limitations of SCSI-based storage while maintaining backward compatibility with the installed base of SCSI-based storage systems. Fibre Channel allows up to 126 devices to communicate at rates up to 1.062 Gbps over distances of up to 10 kilometers. The Fibre Channel protocol has enabled the development of high-speed storage area networks, or SANs, which provide the interconnection between storage systems and servers.

    Fibre Channel-based SANs provide many benefits, including transmission speeds comparable to high-speed LANs and transmission distances which allow broader sharing of resources. SANs also enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. IDC projects that the market for Fibre Channel systems will grow from $2.2 billion in 1998 to over $19.6 billion in 2002, representing a compound annual growth rate of 73%. In addition, emf Associates forecasts the number of Fibre Channel port shipments will grow from 2.2 million in 1998 to over 46.7 million in 2002, representing a compound annual growth rate of 115%. Most of these ports will rely on fiber optic subsystems to transmit and receive data at very high speeds with high accuracy, and often over long distances. Like manufacturers of Gigabit Ethernet-based LAN systems, Fibre Channel-based SAN system manufacturers are already developing the next generation of SAN products with speeds of 2.125 Gbps, twice as fast as current Fibre Channel speeds. Like Gigabit Ethernet, the Fibre Channel protocol is scalable, allowing for the potential development of systems with speeds of over 8 Gbps. The speeds contemplated by future generation SAN systems will require even higher performance fiber optics subsystems.

    In addition to SANs, Fibre Channel technology is being used in other high-speed data communications applications including the interconnection of clusters of switches based on the asynchronous transfer mode, or ATM, protocol. ATM switches are often used in service provider network cores to switch traffic between multiple networks. In these core networks, multiple switches are often grouped together in a service provider's central office. The interconnections between these systems are often provided by Fibre Channel-based subsystems which allow high-speed, cost-effective communication links between these switches.

    EXTENDED LANS AND SANS. As technologies such as Gigabit Ethernet and Fibre Channel have enabled transmission of data at higher speeds over longer distances than previous networking technologies permitted, they have allowed the geographic extension of LANs and SANs over installed but unused fiber optic cable, known as "dark" fiber lines. Enterprises have recently begun to lease dark fiber from service providers to implement these extended networks. These extended LANs and SANs can interconnect network systems throughout a corporate campus or metropolitan area rather than only within a single building. Extended networks enable organizations to use their networks for enhanced applications such as real-time backup storage at distances of up to 120 kilometers for disaster protection. In addition, by using dark fiber lines, extended data networks can offer organizations a potentially cost-effective way to address increased bandwidth requirements. We believe that future extended networks will incorporate both Fibre Channel and Gigabit Ethernet transmission protocols. As with shorter-distance LANs and SANs, these extended networks will require high-performance fiber optic subsystems.

    CABLE TELEVISION NETWORKS. Cable television networks have traditionally relied on the use of radio frequency, or RF, analog transmission to broadcast video signals over copper cable. The initial objective of these networks was to provide one-way broadcast of video channels to the home. These early networks relied on multiple amplifiers in order to compensate for the loss of signal strength over distance caused by the use of copper cable as the transmission medium.

    Since the early 1990's, CATV operators have greatly expanded their ability to offer a growing array of entertainment services by upgrading their networks with fiber optic technologies in order to reduce the number of amplifiers needed to transmit signals to the home, expand capacity and enhance the reliability of their networks. While operators realize several benefits as a result of upgrading their networks in this manner, the fiber optic technologies deployed to date continue to use RF analog transmission to send signals.

    With the rapid growth in Internet-related services, the demand for two-way interactive CATV services has increased dramatically. The transformation of a one-way broadcast network to a two-way interactive network requires that the signals originating at each home be aggregated at a node before being sent back to the CATV network headend. This transformation, using analog signal transmission for the return path, involves numerous technical challenges because the electrical noise originating at each home is also aggregated before being transmitted. This aggregation of noise limits the amount of bandwidth and distance over which these return signals can be transmitted. For this reason, a substantial portion of CATV networks have not been upgraded for two-way transmission and those operators who have implemented analog return path systems are limited with respect to their ability to carry two-way traffic.

    DEMAND FOR HIGH-SPEED DATA COMMUNICATION TEST SYSTEMS

    The design and development of data and storage networking systems require extensive testing to ensure system performance and reliability. As new, highly complex transmission protocols such as Gigabit Ethernet and Fibre Channel have emerged, system testing has become more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. Other new technologies are continually being developed, such as the Infiniband transmission protocol, which is being engineered to interconnect clusters of computer devices. In the past, many systems manufacturers designed their own test equipment each time they developed a new product. However, as the pace of technological change has accelerated, the performance requirements of data communications systems have increased and competition has afforded shorter market windows within which manufacturers can develop and introduce new products. Thus, system manufacturers have increasingly focused on the design and development of their own products and turned to specialized independent suppliers for state-of-the-art test equipment. As Ethernet and Fibre Channel-based systems reach even higher transmission speeds and new standards like Infiniband emerge, the internal development of test equipment by systems manufacturers will become more challenging, further increasing the demand for high performance, easy-to-use test systems from independent suppliers.

    EVOLUTION OF FIBER OPTIC SUBSYSTEMS FOR NETWORKING

    Fiber optic transmission technology was originally developed for use in long distance telecommunications networks to increase capacity and speed. In contrast, early LANs and storage systems, with their relatively limited performance requirements, short connection distances and low transmission speeds, did not require the performance capabilities of fiber optics. Systems on these networks were generally interconnected using copper cabling.

    As the bandwidth, storage capacity and transmission distance requirements of enterprises and service providers have increased, it has become necessary to utilize the superior transmission capabilities of fiber optics to build practical, high-speed LANs based on Gigabit Ethernet technology and high-speed SANs based on Fibre Channel. As these fiber optic LANs and SANs are being deployed, fiber optics is becoming the dominant transmission technology for high-speed data networking and storage applications. Systems connected with fiber optics require optical subsystems to convert electrical signals into optical signals and back into electrical signals at high speeds.

    The development and manufacture of high quality, cost-effective fiber optic subsystems for LANs and SANs present a number of significant technical challenges, including the following:

    - As data rates increase, it becomes significantly more difficult to maintain data integrity because high speed signals can be degraded unless subsystem components such as lasers, detectors and integrated circuits are properly integrated and packaged;

    - The increasingly mission-critical nature of data transmission and storage has magnified the impact of system failures, increasing the need for system reliability and the importance of real-time performance monitoring;

    - Manufacturers of high speed networking equipment require optical subsystems that support a wide range of transmission distances, protocols and applications; and

    - Compliance with standards set by the Federal Communications Commission, or FCC, for electromagnetic interference emissions, or EMI, is significantly more difficult to achieve at higher data rates.

    To date, we believe that only a limited number of companies have developed the specialized expertise required to engineer fiber optic subsystems and test systems which meet the requirements of manufacturers of high-speed data networking and storage systems.

THE FINISAR SOLUTION

    We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over LANs, SANs, CATV networks and extended networks. We are focused on providing high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and Fibre Channel protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. Our digital return path technology overcomes many of the limitations associated with analog components used to provide two-way interactive services over CATV networks. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. Our products provide the following key benefits to manufacturers of high-speed data networking and storage systems:

    VALUE-ADDED FUNCTIONS AND INTELLIGENCE. Our high-speed fiber optic subsystems are engineered to deliver value-added functionality and intelligence. For example, many of our optical subsystems include a microprocessor containing specially-developed software that allows customers to monitor the optical performance of each port on their systems in real time. In addition, many of our subsystems are engineered to automatically recognize different versions of the Fibre Channel protocol and to interoperate with our customers' older, installed networking systems, often referred to as legacy systems. Real-time monitoring and interoperability are particularly important in the Gigabit Ethernet LAN and Fibre Channel SAN markets where reliability and time to market are critical. Our test systems also contain value-added software functions that permit users to simulate and track errors.

    HIGH LEVEL OF DATA INTEGRITY. Through the use of advanced packaging and circuit design, our optical subsystems deliver data at very high speeds over varying distances with very low error rates. We engineer our subsystems to exceed the industry standard error rate of 1 bit per trillion bits transmitted. This degree of data integrity allows our subsystems to operate reliably over a wide range of temperatures and other field conditions which we believe enables our customers to design and deliver more robust systems.

    HIGH RELIABILITY. We design all of our subsystems to provide the high reliability required for data networking and storage applications that are critical to an enterprise. Using standard statistical methodology and testing, we have been able to predict that some of our products can be expected to operate reliably for up to 40 million hours. Our subsystems are engineered to operate with minimal power requirements thereby increasing product life, and to function across a wide range of temperatures and voltages. This reliability and flexibility have allowed our subsystems to be designed into the products of manufacturers who provide systems for a variety of mission-critical applications. In addition, because our subsystems emit lower levels of EMI than the standards set by the FCC, we offer manufacturers greater flexibility in the design of their systems and integration of other components and subsystems.

    BROAD OPTICAL SUBSYSTEM PRODUCT LINE. We offer a broad line of optical subsystems which operate at varying protocols, speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel and Gigabit Ethernet and to plug directly into standard port configurations used in our customers' products. The breadth of our optical subsystems product line is important to many of our customers who manufacture a wide range of networking products for diverse applications.

    BROAD TEST SYSTEM PRODUCT LINE. We believe that we are a leading provider of network performance test systems for Fiber Channel-based networks. We offer a broad line of test systems to assist our customers in efficiently designing reliable, high-speed networking systems and testing and monitoring the performance of these systems. We believe our test systems enable our customers to focus their attention on the development of new products, reduce overall development costs and speed time to market.

STRATEGY

    Our objective is to be the leading provider of fiber optic subsystems and test systems to manufacturers of high-speed data networking and storage systems. Key elements of our strategy include the following:

    MAINTAIN TECHNOLOGY LEADERSHIP IN HIGH-SPEED FIBER OPTIC TRANSMISSION. We have been focused on the development of fiber optic subsystems since 1988. Current Finisar employees were actively involved in the original development of the Fibre Channel standard and, more recently, in the development and implementation of Gigabit Ethernet and the emerging Infiniband protocol. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. For example, we are designing flexible hardware and software architectures to support emerging technologies such as 10 Gbps Ethernet, 2 Gbps Fibre Channel, wavelength division multiplexing, or WDM, and the Infiniband protocol. We are also focusing on increased product integration to enhance the price/performance capabilities of our products. An example of this product integration is our new digital return path links used in broadband CATV systems that utilize existing technology from our optical subsystems, test equipment and extended network subsystems. Our CATV products are plug compatible with existing systems, offer superior performance and allow various system enhancements. This technology also has the potential to change the product architecture of CATV systems for use as broadband metropolitan networks.

    LEVERAGE CORE COMPETENCIES ACROSS MULTIPLE, HIGH-GROWTH MARKETS. We believe that fiber optic technology will increasingly become the transmission technology of choice for multiple high-growth data communication markets, including Gigabit Ethernet-based LANs, Fibre Channel-based SANs and CATV and extended networks. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols such as Gigabit Ethernet, Fibre Channel and Infiniband can be leveraged into leadership positions as these technologies are extended across multiple markets and applications. Our goal is to be the optical subsystem and network performance test system provider of choice for multiple protocols and network applications. Recently, we entered the broadband CATV market with a product that leverages our core competencies in optical subsystems, test systems and WDM. Our CATV digital return path product can emulate existing analog return links, plug into existing sockets, provide better performance, lower cost and reduce system level diagnostics. Furthermore, this product has traffic aggregation features that enhance the traditional analog coaxial system.

    STRENGTHEN AND EXPAND CUSTOMER RELATIONSHIPS. Over the past 11 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets. We have recently established new customer relationships with several emerging Gigabit Ethernet and Fibre Channel networking equipment manufacturers. We intend to expand our sales and marketing organization in order to establish new relationships with other key data communications network manufacturers.

    CAPITALIZE ON CROSS-SELLING OPPORTUNITIES. Many manufacturers of high-speed data networking and storage systems purchase both optical subsystems and test systems from third-party providers. Frequently, however, different groups or departments within a manufacturer's organization are responsible for qualifying and purchasing subsystems and test equipment. We are increasingly able to capitalize on our customers' satisfaction with one of our product lines and our service-oriented approach to gain valuable introductions that lead to sales of our other product lines. As this trend develops, we intend to leverage our unique expertise in both optical subsystems and test systems. In particular, the widespread acceptance of our Fibre Channel test systems is providing opportunities to develop new customers for our optical subsystems. Our entry into the broadband CATV market targets customers in both the direct CATV digital return path link market and the extended network subsystems market, allowing cable operators to offer digital services economically to businesses in their service area.

    EXPAND INTERNATIONAL OPERATIONS. Historically, substantially all of our sales have been made to system manufacturers located in North America. In the fiscal year ended April 30, 2000, sales to customers outside North America represented approximately 5% of our total revenues. Recently, manufacturers in other parts of the world have developed and introduced high-speed networking products based on the Gigabit Ethernet and Fibre Channel protocols and international markets for our products are beginning to expand. To better address these expanding international markets, we have recently established relationships with distributors in Japan, the United Kingdom and Israel. We intend to further extend our international operations by expanding our network of distributors and sales representatives in key international markets. As international Fibre Channel and Gigabit Ethernet standards are substantially the same as those in North America, we do not expect that we will require substantial product development efforts to enter international markets.

PRODUCTS

    We provide a broad line of complementary optical subsystems and test systems for high-speed data communications over Gigabit Ethernet LANs and Fibre Channel SANs.

    OPTICAL SUBSYSTEMS

    Our optical subsystems product line consists of three product families--optical data links, optical link extenders and Opticity 3000. Our optical data links are integrated into our customers' systems and used for both short- and long-distance fiber optic communications. Our optical link extenders are external subsystems used for fiber optic communications over long distances. Our Opticity 3000 is an external link extender subsystem which also includes multiplexer functionality that permits multi-channel data transmission over long distances.

OPTICAL DATA LINKS

    Our family of optical data link products consists of transmitters, receivers and transceivers based on the Gigabit Ethernet and Fibre Channel protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. A receiver converts incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions. Our optical data link products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, form factors and software enhancements.

    Our high-speed fiber optic subsystems are engineered to deliver value-added functionality and intelligence. Most of our optical data link products include a microprocessor with proprietary embedded software that allows customers to monitor transmitted and received optical power, temperature, drive current and other link parameters of each port on their systems in real time. In addition, our intelligent optical data links are used by many enterprise networking and storage system manufacturers to enhance the ability of their systems to diagnose and correct abnormalities in fiber optic networks.

    The following table describes our principal optical data link products:

                           TRANSMISSION                 WAVELENGTHS   TRANSMISSION     FORM           SOFTWARE
        PROTOCOLS          SPEED (GBPS)   FIBER TYPES      (NM)        DISTANCES     FACTORS        ENHANCEMENTS
-------------------------  ------------   -----------   -----------   ------------   --------       ------------
TRANSMITTERS
Fibre Channel............     1.062       Multimode       850           500 m        17-pin     Built-in diagnostics
Gigabit Ethernet.........     1.25        Singlemode      1310          10 km
                                                          1550          30 km
                                                                        80 km
RECEIVERS
Fibre Channel............     1.062       Multimode       850           500 m        17-pin     Reports on received
                                                                                                optical power levels
Gigabit Ethernet.........     1.25        Singlemode      310           10 km
                                                          1550          30 km
                                                                        80 km
TRANSCEIVERS
Fibre Channel............  1.062/2.125    Multimode       850           500 m        28-pin     Built-in diagnostics
Gigabit Ethernet.........   1.25/2.5      Singlemode      1310          10 km         9-pin        OFC auto-sense
                                                          1550          30 km         GBIC             Serial
                                                                                                   identification
                                                                        80 km          SFP
                                                                                       SFF

CABLE TELEVISION DIGITAL RETURN PATH SYSTEMS

    Over the past year, we have developed a new technical approach to the transportation of information inside broadband cable television networks. Traditionally, fiber optic links in CATV networks have used analog modulation to transport signals. Our design digitizes the return path signal with performance comparable to the best analog links. We have begun customer trials of our digital optical return path links for CATV systems.

    Our digital technology enables us to make links that have significant advantages over traditional analog links. These links are more stable in varying temperatures, show no analog variation with fiber distance and are more immune to mishandling problems, such as poor splices and connectors, than traditional analog links.

    Digital return path links allow broadband systems to be better managed and to support a variety of CATV architectures. Our products are used in nodes that typically serve between 50 and 500 homes as well as in secondary hub sites and headends. These products build on our basic optical modules and test systems to provide our customers with a level of service, reliability and signal integrity that is superior to the systems they are replacing at a lower cost. These modules plug into existing nodes, hubs and headends, which facilitates market acceptance.

OPTICAL LINK EXTENDERS

    Our FLX-2000 family of optical link extenders allows enterprises to extend the distance of fiber optic links in Gigabit Ethernet and Fibre Channel-based networks while preserving data integrity and reliability. Using our optical link extenders, Gigabit Ethernet networks can be extended from the maximum standard distance of 5 kilometers to up to 120 kilometers, and Fibre Channel networks can be extended from the maximum standard distance of 10 kilometers to up to 120 kilometers. Our optical link extenders enable new network applications such as remote storage and real-time backup, as well as geographic extensions of a network. In addition, our optical link extenders provide a value-added diagnostic function by measuring the bit error rate on data links and monitoring and reporting system status.

OPTICITY 3000

    Introduced in September 1999, our Opticity 3000 is now being evaluated by several network service providers ranging from application service providers to competitive local exchange carriers and CATV operators. Our Opticity 3000 combines cost-effective wavelength division multiplexing with the ability to create reliable ring network topologies. The Opticity 3000 allows enterprises and service providers to build gigabit metropolitan data networks. The
Opticity 3000 aggregates data traffic on fiber rings. It is able to multiplex up to 16 channels of Fibre Channel or Gigabit Ethernet traffic on a single fiber pair, providing aggregate full-duplex bandwidth of up to 20 Gbps. The
Opticity 3000 can be remotely managed using standard network management protocols such as the Simple Network Management Protocol. Opticity 3000 also has features such as redundant power supply designed to maximize reliability and uptime in case of failures.

    The Opticity 3000 platform enables our customers to create complex systems combining both networking and storage based services and to access Ethernet service at speeds up to 100 Mbps at costs comparable to today's prices for T1 or DSL connections provided by local telephone companies.

    Currently our Opticity 3000 platform can be configured with as few as four and as many as 16 channels. The Opticity 3000 platform manages a ring topology matching the fiber layout in most metropolitan areas. The Opticity 3000 can operate over a single fiber ring and still maintain the ability to provide failover switching for redundancy and reliability in the event of a fiber breakage. Extended networks using the Opticity 3000 are configured to remain operational in the event of any single point of failure throughout the platform or physical plant.

    The effectiveness of the Opticity 3000 relies on a variety of bandwidth enhancing techniques including time division multiplexing and WDM. All channels are actively monitored, therefore service levels can be tracked and verified for each customer served by the system. The Opticity 3000 platform can be managed using simple network management protocol as well as a web browser. Remote management of an entire ring system can be accomplished through a single Internet connection to the system.

    NETWORK PERFORMANCE TEST SYSTEMS

    Our GTX, GT and GLA family of network performance test systems assist networking and storage system manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We believe we are the leading supplier of test equipment for the Fibre Channel protocol used in enterprise SANs. We also offer Gigabit Ethernet test systems. Our test systems allow engineers, service technicians and network managers to capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems.

    Our GTX, GT and GLA family of test system products includes data generators, data analyzers, error injector/data jammers and low-cost, real-time link monitors. The following table describes our GTX, GT and GLA family of test products:

                                        INTRODUCTION    PROTOCOL      TRANSMISSION
PRODUCT DESCRIPTION                         DATE       SUPPORTED         SPEED            APPLICATION      CONFIGURATION
-------------------                     ------------   ----------   ----------------   -----------------   -------------
GIGABIT LINK ANALYZERS

GLA-3100ES............................    10/96          ESCON          200 Mbps          R&D Service       PC-Hosted

GLA-3100FC............................    1/97           Fibre         1.062 Gbps         R&D Service       PC-Hosted
                                                        Channel

GT-G Data Generator Module............    1/98           Fibre         1.062 Gbps      Inter-operability    PC-Hosted
                                                        Channel

GT-J Error Injector Module............    2/99           Fibre         1.062 Gbps       Error Recovery      PC-Hosted
                                                        Channel

GT-J22 Error Stimulus Response            2/99           Fibre         1.062 Gbps       Error Recovery         High
  System..............................                  Channel,                                           Performance
                                                         FICON                                               Tower PC

GT GIGABIT TRAFFIC CHECK

GT-C-FC Link Monitor..................    5/98           Fibre         1.062 Gbps        Field Service      Hand Held
                                                        Channel

GT-C-GE Link Monitor..................    5/98          Gigabit        1.25 Gbps         Field Service      Hand Held
                                                        Ethernet

GTX GIGABIT TRAFFIC SYSTEM

GTX-A.................................    11/99          Fibre         1.062 Gbps             R&D           PC-Hosted
                                                        Channel        2.125 Gbps

GTX-B bit error rate tester...........    3/00           Fibre         1.062 Gbps        Hardware Test      PC-Hosted
                                                        Channel,       1.25 Gbps
                                                        Gigabit        2.125 Gbps
                                                       Ethernet,        2.5 Gbps
                                                       Infiniband

GTX-J Error Injector..................    7/00           Fibre         1.062 Gbps       Error Recovery      PC-Hosted
                                                        Channel,       2.125 Gbps
                                                         FICON

SANmetrics--Loop......................    4/00           Fibre      1.062/2.125 Gbps    SAN Performance         NA
                                                        Channel                        Analysis Software

SANmetrics--Switch....................    6/00           Fibre      1.062/2.125 Gbps    SAN Performance         NA
                                                        Channel                        Analysis Software

CUSTOMERS

    Sales to our two principal customers, Newbridge Networks and EMC Corporation, accounted for 25.1% and 24.1% of our revenues in fiscal 1999 and 24.5% and 24.0% in fiscal 2000.

TECHNOLOGY

    The development of high quality fiber optic subsystems and test systems for high-speed data communications requires multidisciplinary expertise in the following six technology areas:

    HIGH FREQUENCY SEMICONDUCTOR DESIGN. Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon and gallium arsenide, or GaAs, semiconductor technologies where circuit element frequencies are very fast and can be as high as 60 GHz. We have designed proprietary circuits including laser drivers and receiver pre- and post-amplifiers. Our designs have made us early entrants in the 1.0 Gbps data communications market and more recently in the 2.5 Gbps data communications market. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

    OPTICAL SUBSYSTEM DESIGN. Finisar has established itself as a low-cost design leader beginning with its initial Gbps optical subsystems in 1992. From that base we have developed new singlemode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging and designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

    COMPLEX LOGIC DESIGN. Our test equipment designs are based on field programmable gate arrays, or FPGAs. In recent customer trials, our newest products are being used to operate with clock frequencies of up to 125 MHz and logic densities up to 1 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the VHDL hardware description language which will enable migration to ASICs as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products.

    SOFTWARE TECHNOLOGY. We devote substantial engineering resources to the development of software technology for use in all of our product lines. We have developed software to control our test systems, analyze data collected by our test systems, and monitor, maintain, test and calibrate our optical subsystems. A majority of our software technology and expertise is focused on the use of object-oriented development techniques to develop software subsystems that can be reused across multiple product lines. We have created substantial intellectual property in the area of data analysis software for our Fibre Channel test equipment. This technology allows us to rapidly sort, filter and analyze large amounts of data using a proprietary database format. This database format is both hardware platform-independent and protocol-independent. This independence allows all of the software tools developed for our existing test products to be utilized in all of our new test products that collect data traces. Because the database format is also protocol-independent, new protocols can be added quickly and easily. Another important component of our intellectual property is our graphical user interface, or GUI, design. Many years of customer experience with our test products have enabled us to define a simple yet effective method to display complex protocols in clear and concise GUIs for intuitive use by engineers.

    SYSTEM DESIGN. The design of all of our products requires a combination of sophisticated technical competencies--optical engineering, high-speed digital and analog design, ASIC design and software engineering. We have built an organization of people with skills in all of these areas. It is the integration of these technical competencies that enables us to produce products that meet the needs of our customers.

Our combination of these technical competencies has enabled us to design and manufacturer optical subsystems with built-in optical test multiplexing, and network monitoring, as well as test systems that integrate optical and protocol testing with user interface software.

    MANUFACTURING SYSTEM DESIGN. The design skills gained in our test systems group are also used in the manufacturing of our optical subsystems. We utilize our high-speed FPGA design blocks and concepts and GUI software elements to provide specialized manufacturing test systems for our internal use. These test systems are optimized for test capacity and broad test coverage. We use automated, software-controlled testing to enhance the field reliability of all Finisar products. All of our products are subjected to temperature testing of powered systems as well as full functional tests.

COMPETITION

    The market for optical subsystems and network performance test systems for use in LANs, SANs and extended networks are highly competitive. We believe the principal competitive factors in the optical subsystem and test system markets are:

    - product performance, features, functionality and reliability;

    - price/performance characteristics;

    - timeliness of new product introductions;

    - adoption of emerging industry standards;

    - service and support;

    - size and scope of distribution network;

    - brand name;

    - access to customers; and

    - size of installed customer base.

    We believe we compete favorably with our competitors with respect to most of the foregoing factors. However, we cannot assure you that we will be able to compete successfully against either current or future competitors.

SALES, MARKETING AND TECHNICAL SUPPORT

    We sell our products in North America through our direct sales force and a network of twelve independent manufacturers' representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover. We have recently established relationships with distributors in Japan, the United Kingdom, Israel, Germany and Korea.

    Both our optical subsystems and our network performance test systems are often sold to the same customer. We are increasingly able to capitalize on our customers' satisfaction with one of our product lines and our service-oriented approach to gain valuable introductions that can lead to sales of our other product line. We anticipate that we will continue to benefit from these trends in the future.

    Our marketing efforts are focused on increasing awareness of our optical subsystems and test systems product lines and our brand name. Key components of our marketing efforts include:

    - continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet and Fibre Channel technologies, promote standardization in the LAN and SAN markets, and increase our visibility as industry experts; and

    - leveraging major trade show events and LAN and SAN conferences to promote our broad product lines.

    In addition, our marketing group provides marketing support services for our executive staff, our direct sales force and our manufacturers' representatives and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and resellers including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

    A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We emphasize customer service and technical support in order to provide our customers and their end users with the knowledge and resources necessary to successfully utilize our product line. Our customer service utilizes a technical team of field and factory applications engineers, technical marketing personnel and, when required, product design engineers. We provide extensive customer support throughout the qualification and sale process. In addition, we also provide many resources through our World Wide Web site, including product documentation and technical information. We intend to continue to provide our customers with comprehensive product support and believe it is critical to remaining competitive.

MANUFACTURING

    We outsource the majority of our assembly operations, and we conduct manufacturing engineering, supply chain management, quality assurance and documentation control operations at our facility in Sunnyvale, California. This approach enables us to focus on our design strengths, reduce fixed costs and capital expenditures and provide flexibility in meeting market demand.

    We currently rely on three Asia based and one U.S. based contract manufacturers for substantially all of our assembly operations. We do not have long-term contracts with any of our contract manufacturers, and none of them are obligated to perform assembly services for us for any specific period or at any specified price, except as may be provided in a particular purchase order.

    We design and develop a number of the key components of our products, including ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. Product testing and burn-in are performed at our facility. We also use inspection, testing and statistical process controls to assure the quality and reliability of our products. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process.

    Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs and lasers. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

    We use a rolling 12-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. It is our practice to maintain a 12-month inventory of sole source components to decrease the risk of a component shortage.

RESEARCH AND DEVELOPMENT

    In fiscal 1999 and fiscal 2000, our research and development expenses were $7.9 million and $13.8 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN, CATV networks and extended network markets. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our different product lines and we have specific groups devoted to ASIC design and test, gigabit per second subsystem design, test equipment hardware and software design. In addition, our research and development also includes manufacturing engineer efforts whereby we examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

    We are currently undertaking development efforts for our product lines with emphasis on increasing reliability, integrity and performance, as well as value-added functions. Some examples of products that we are working on are 10 Gbps Ethernet and 2.125 Gbps Fibre Channel optical subsystems. We also intend to focus on increased product integration to enhance the price/performance capabilities of our products. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

INTELLECTUAL PROPERTY

    Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed for several patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could signifiantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

EMPLOYEES

    As of April 30, 2000, we employed a total of 252 full-time employees. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

    OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR FINANCIAL STATEMENTS AND THE RELATED NOTES.

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

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING HIGH-SPEED
  LAN, SAN, CATV NETWORK AND EXTENDED NETWORK MARKETS

    Our optical subsystem and network performance test system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, cable television, or CATV, networks and extended networks. Accordingly, widespread adoption of high-speed LANs, SANs and extended networks and the adoption of digital return path technology for CATV network applications is critical to our future success. The markets for high-speed LANs, SANs, CATV networks and extended networks have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs, CATV networks or extended networks. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs, CATV networks or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

WE WILL FACE CHALLENGES TO OUR BUSINESS IF OUR TARGET MARKETS ADOPT ALTERNATE
  STANDARDS TO FIBRE CHANNEL AND GIGABIT ETHERNET TECHNOLOGY OR IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING INDUSTRY STANDARDS AND GOVERNMENT REGULATIONS

    We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. For example, manufacturers have begun to develop networking systems with per-port transmission speeds of 10 gigabits per second, or Gbps, ten times faster than Gigabit Ethernet. We cannot assure you that we will be successful in redesigning our products or developing new products to meet this new standard or any other standard that may emerge. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could negatively impact market acceptance of our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. In addition, because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

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

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to Newbridge Networks Corporation and EMC Corporation represented 24.5% and 24.0% of our revenues during fiscal 2000 and 25.1% and 24.1% of our revenues for fiscal 1999. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

CONTINUED COMPETITION IN OUR MARKETS MAY LEAD TO A REDUCTION IN OUR PRICES,
  REVENUES AND MARKET SHARE

    The markets for optical subsystems and network performance test systems for use in LANs, SANs, CATV networks and extended networks are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing, distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network performance test systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies, International Business Machines Corporation, Stratos Lightwave (formerly Methode Electronics), Molex Premise Networks and Vixel Corporation. For network performance test systems, we compete primarily with Ancot Corporation, I-Tech Corporation and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and network performance test systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

DECREASES IN AVERAGE SELLING PRICES OF OUR PRODUCTS MAY REDUCE GROSS MARGINS

    The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including price pressures from significant customers. Therefore, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would significantly harm our business.

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGINS

    Our gross profit margins vary among our product families, and our gross margins are generally higher on our network performance test systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins. We expect this trend to continue at least through the first quarter ended July 31, 2000.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    In April 1999, Methode, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of this license and supply agreement. In addition, Methode has notified us that it intends to file another amended complaint alleging infringement of a sixth Methode patent. We believe that we have strong defenses against Methode's lawsuit, and we have filed a counterclaim against Methode. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaim. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff.

    We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Item 3.--Legal Proceedings."

OUR CUSTOMERS OFTEN EVALUATE OUR PRODUCTS FOR LONG AND VARIABLE PERIODS, WHICH
  CAUSES THE TIMING OF OUR REVENUES AND RESULTS OF OPERATIONS TO BE
  UNPREDICTABLE

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

WE DEPEND ON CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR ASSEMBLY
  REQUIREMENTS AND IF THESE MANUFACTURERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH-QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED

    We currently rely on four contract manufacturers for substantially all of our assembly requirements. We do not have long term contracts with any of these manufacturers. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could significantly harm our business. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would significantly harm our business.

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

CONTINUED RAPID GROWTH WILL STRAIN OUR OPERATIONS AND REQUIRE US TO INCUR COSTS
  TO UPGRADE OUR INFRASTRUCTURE

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

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR
  BUSINESS

    Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed for several patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

CLAIMS THAT WE INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS COULD RESULT IN
  SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a patent infringement lawsuit. For a more detailed discussion of this lawsuit, please refer to "--We are subject to a pending legal proceeding." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES OPERATION AND RESELLER DISTRIBUTION
  CHANNELS OR SUCCESSFULLY MANAGE OUR EXPANDED SALES ORGANIZATION, OUR ABILITY TO INCREASE OUR REVENUES WILL BE HARMED

    Historically, we have relied primarily on a limited direct sales organization, supported by third party manufacturers' representatives, to sell our products domestically and on indirect distribution channels to sell our products internationally. Our distribution strategy focuses primarily on developing and expanding our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to successfully expand our direct sales organization and the cost of any expansion may exceed the revenue generated. To the extent that we are successful in expanding our direct sales organization, we cannot assure you that we will be able to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or domestic manufacturers' representatives, of if these resellers or representatives are not successful in their sales or marketing efforts, sales of our products may decrease and our business would be significantly harmed. We have granted exclusive rights to substantially all of our resellers to sell our product and to our representatives to market our products in their specified territories. Our resellers and representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with domestic manufacturer representatives and international resellers would harm our business.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS AND ENTITIES AFFILIATED WITH THEM OWN A
  LARGE PERCENTAGE OF OUR VOTING STOCK, WHICH WILL ALLOW THEM TO CONTROL ALL MATTERS REQUIRING STOCKHOLDER APPROVAL

    Our executive officers, directors and 5% or greater stockholders beneficially own 86,076,120 shares or approximately 53.9% of the outstanding shares of our common stock. These stockholders, acting together, would be able to control all matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. See "Item 12--Security Ownership of Certain Beneficial Owners and Management."

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

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE
  OR PREVENT A POTENTIAL TAKEOVER, EVEN IF SUCH A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS

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

OUR HEADQUARTERS AND MOST OF OUR CONTRACT MANUFACTURERS ARE LOCATED IN NORTHERN
  CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

    Currently, our corporate headquarters and most of our contract manufacturers are located in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

OUR STOCK PRICE IS VOLATILE AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR
  ABOVE YOUR PURCHASE PRICE

    The trading price of our common stock has fluctuated substantially since our initial public offering in November 1999. The stock market in general, and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

ITEM 2.  PROPERTIES

    Our facility is located in Sunnyvale, California. We lease approximately 75,000 square feet for our corporate headquarters which includes research and development, sales and marketing, general and administrative and manufacturing operations. This lease expires in July 2006. We currently sublease approximately 15,000 square feet of this facility. We believe our current facilities will be adequate to meet our needs through fiscal 2001.

    In addition, we continue to lease our prior facility in Mountain View, California under a lease expiring in May 2002. We intend to continue subleasing this 20,000 square foot facility through the expiration of the lease term.

ITEM 3.  LEGAL PROCEEDINGS

    In April 1999, Methode, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of this license and supply agreement. In addition, Methode has notified us that it intends to file another amended complaint alleging infringement of a sixth Methode patent. We believe that we have strong defenses against Methode's lawsuit, and we have filed a counterclaim against Methode. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaim. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's security holders during the quarter ended April 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol "FNSR." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as adjusted for a three-for-one stock split effective in April 2000:

FISCAL YEAR ENDING APRIL 30, 2000                             HIGH       LOW
---------------------------------                           --------   --------
Third Quarter (from November 11, 1999 through January 30,
  2000)...................................................  $42.333    $20.750
Fourth Quarter (through April 30, 2000)...................  $61.729    $19.167

    The closing price of the Company's Common Stock on June 30, 2000 was $25.938. The approximate number of stockholders of record on June 30, 2000 was 242.

    We have never declared or paid dividends on our Common Stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the years ended April 30, 1998, 1999 and 2000 and the balance sheet data as of April 30, 1999 and 2000 are derived from, and are qualified by reference to, our audited financial statements included elsewhere in this report. The balance sheet data as of April 30, 1998 and 1997 are derived from audited financial statements not included in this prospectus. The statement of operations data set forth below for the year ended April 30,

1996 and the balance sheet data as of April 30, 1996 are derived from unaudited financial statements not included in this report.

                                                        FISCAL YEAR ENDED APRIL 30,
                                            ----------------------------------------------------
                                              1996       1997       1998       1999       2000
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues................................  $  5,660   $  8,457   $ 22,067   $ 35,471   $ 67,147
  Cost of revenues........................     3,122      3,438      8,705     15,514     34,190
                                            --------   --------   --------   --------   --------
  Gross profit............................     2,538      5,019     13,362     19,957     32,957
                                            --------   --------   --------   --------   --------
  Operating expenses:
    Research and development..............     1,442      2,536      3,806      7,864     13,806
    Sales and marketing...................       116        645      1,629      4,145      7,122
    General and administrative............       280        464        833      2,299      3,516
    Amortization of deferred stock
      compensation........................        --         --         --        428      5,530
                                            --------   --------   --------   --------   --------
      Total operating expenses............     1,838      3,645      6,268     14,736     29,974
                                            --------   --------   --------   --------   --------
  Income from operations..................       700      1,374      7,094      5,221      2,983
  Interest income (expense), net..........        10         13          5       (275)     3,252
  Other income (expense), net.............        --         --        (25)       (28)       (99)
                                            --------   --------   --------   --------   --------
  Income before income taxes..............       710      1,387      7,074      4,918      6,136
  Provision for income taxes..............       247        440      2,715      1,873      3,255
                                            --------   --------   --------   --------   --------
  Net income..............................  $    463   $    947   $  4,359   $  3,045   $  2,881
                                            ========   ========   ========   ========   ========
Net income per share:
  Basic...................................  $   0.00   $   0.01   $   0.03   $   0.03   $   0.03
                                            ========   ========   ========   ========   ========
  Diluted.................................  $   0.00   $   0.01   $   0.03   $   0.02   $   0.02
                                            ========   ========   ========   ========   ========
Shares used in per share calculations:
  Basic...................................   132,000    132,000    131,259    110,580    113,930
                                            ========   ========   ========   ========   ========
  Diluted.................................   132,000    132,000    131,259    134,814    144,102
                                            ========   ========   ========   ========   ========

                                                                       APRIL 30,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term
    investments.................................   $  772     $  422     $  722    $  5,044   $320,735
  Working capital...............................      856      1,685      5,730      13,011    342,711
  Total assets..................................    1,948      2,987      7,761      20,955    365,042
  Long-term portion of note payable and capital
    lease obligations, and other long-term
    liabilities.................................       --         --        416      11,032        524
  Convertible redeemable preferred stock........       --         --         --      26,260         --
  Total stockholders' equity (deficit)..........    1,141      2,088      6,447     (21,503)   352,422

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1. BUSINESS--Risk Factors That Could Affect Our Future Performance". The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

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

    Finisar was founded in 1988. We funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock, and in April 2000 we received an additional $191 million from an additional public offering of shares of our common stock.

    Our revenues are derived principally from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Sales to our two largest customers accounted for 49.2% of our revenues for the fiscal year ended April 30, 1999 and 48.5% of our revenues for the fiscal year ended April 30, 2000. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. We recognize revenues at the time of shipment. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test systems is usually considerably shorter. Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have recently established relationships with distributors in Japan, the United Kingdom, Israel, Germany, and Korea.

    The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and a rapid growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

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

    Our gross profit margins vary among our product families, and are generally higher on our network performance test systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins. We expect this trend to continue at least through the quarter ended July 31, 2000.

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

    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999 we recorded deferred stock compensation of $2.4 million in fiscal 1999, and $13.0 million in fiscal 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period which is typically five years. We amortized $428,000 and $5.5 million of deferred compensation during fiscal 1999 and fiscal 2000. We expect to record additional amortization expense relating to deferred stock compensation approximately as follows:
$4.4 million during fiscal 2001, $2.7 million during fiscal 2002, $1.5 million during fiscal 2003 and $850,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                    FISCAL YEAR ENDED
                                                                        APRIL 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues....................................................   100.0%     100.0%     100.0%
Cost of revenues............................................    39.4       43.7       50.9
                                                               -----      -----      -----
Gross profit................................................    60.6       56.3       49.1
                                                               -----      -----      -----
Operating expenses:
  Research and development..................................    17.2       22.2       20.6
  Sales and marketing.......................................     7.4       11.7       10.6
  General and administrative................................      .8         .5        5.3
  Amortization of deferred stock compensation...............      --        1.1        8.2
                                                               -----      -----      -----
    Total operating expenses................................    28.4       41.5       44.7
                                                               -----      -----      -----
Income from operations......................................    32.2       14.8        4.4
Interest income (expense), net..............................     0.0       (0.8)       4.8
Other income (expense), net.................................    (0.1)      (0.1)      (0.1)
                                                               -----      -----      -----
Income before income taxes..................................    32.1       13.9        9.1
Provision for income taxes..................................    12.3        5.3        4.8
                                                               -----      -----      -----
Net income..................................................    19.8%       8.6%       4.3%
                                                               =====      =====      =====

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 2000 AND 1999

    REVENUES. Revenues increased 89% from $35.5 million in fiscal 1999 to $67.1 million in fiscal 2000. This reflects a 120% increase in sales of optical subsystems from $21.3 million in fiscal 1999 to $46.8 million in fiscal 2000 and a 43% increase in sales of test systems from $14.2 million in fiscal 1999 to $20.3 million in fiscal 2000. Sales of optical subsystems and test systems represented 69.7% and 30.3%, respectively, of total revenues in fiscal 2000, and 59.9% and 40.1%, respectively, in fiscal 1999. Sales to our two principal customers during the last two fiscal years were as follows:

                                                FISCAL YEAR                  FISCAL YEAR
                                              ENDED APRIL 30,              ENDED APRIL 30,
                                         --------------------------   -------------------------
                                             1999          2000          1999          2000
                                         ------------   -----------   -----------   -----------
                                            SALES (IN MILLIONS)        PERCENTAGE OF REVENUES
Newbridge Networks.....................      $8.9          $16.5         25.1%         24.5%
EMC....................................      $8.5          $16.1         24.1%         24.0%

    GROSS PROFIT. Gross profit increased from $20.0 million in fiscal 1999 to $33.0 million in fiscal 2000. As a percentage of revenues, gross profit decreased from 56.3% in fiscal 1999 to 49.1% in fiscal 2000. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels and a higher percentage of total revenues from the sale of optical subsystems (69.7% in fiscal 2000 and 59.9% in fiscal 1999) which generally have lower gross margins than test systems.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 76% from $7.9 million in fiscal 1999 to $13.8 million in fiscal 2000. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses as a percentage of revenues decreased from 22.2% in fiscal 1999 to 20.6% in fiscal 2000.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 72% from $4.1 million in fiscal 1999 to $7.1 million in fiscal 2000. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of revenues decreased from 11.7% in fiscal 1999 to 10.6% in fiscal 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 53% from $2.3 million in fiscal 1999 to $3.5 million in fiscal 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses decreased as a percent of revenues from 6.5% in fiscal 1999 to 5.3% in fiscal 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $3.3 million in fiscal 2000, compares to a net interest expense of $275,000 in the prior year. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering in November 1999 and an additional public offering in April 2000. Interest expense in fiscal 1999 is related primarily to borrowings of $11.0 million commencing in November of 1998 which were repaid from the proceeds of the public offering in November 1999.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased from $1.9 million in fiscal 1999 to $3.3 million in fiscal 2000 reflecting an effective tax rate of 38.1% and 53.0%, respectively. Excluding the nondeductible charge for the amortization of deferred compensation in both years, the effective tax rate was 35.0% in fiscal 1999 and 27.9% in fiscal 2000. The decrease reflects in part the nontaxable nature of a portion of interest income earned during fiscal 2000. The effective tax rate differs from the statutory rate primarily due to state taxes offset by research and development credits and projected benefits from a foreign sales corporation. See Note 8 to our financial statements.

COMPARISON OF FISCAL YEARS ENDED APRIL 30, 1999 AND 1998

    REVENUES. Revenues increased 61% from $22.1 million in fiscal 1998 to $35.5 million in fiscal 1999. The increase was primarily due to an increase of 166% in sales of test systems from $5.4 million in fiscal 1998 to $14.2 million in fiscal 1999. Sales of test systems as a percentage of total revenues increased from 24.2% in fiscal 1998 to 40.1% of revenues in fiscal 1999. Sales of optical subsystems grew by 27% from $16.7 million in fiscal 1998 to $21.3 million in fiscal 1999. Sales of optical subsystems as a percentage of total revenues decreased from 75.8% in fiscal 1998 to 59.9% in fiscal 1999. Sales to our two principal customers during fiscal 1998 and 1999 were as follows:

                                                FISCAL YEAR                 FISCAL YEAR
                                              ENDED APRIL 30,             ENDED APRIL 30,
                                         -------------------------   -------------------------
                                            1999          2000          1999          2000
                                         -----------   -----------   -----------   -----------
                                            SALES (IN MILLIONS)       PERCENTAGE OF REVENUES
Newbridge Networks.....................     $9.7          $8.9          43.9%         25.1%
EMC....................................     $3.2          $8.5          14.6%         24.1%

    GROSS PROFIT. Gross profit increased from $13.4 million in fiscal 1998 to $20.0 million in fiscal 1999. Gross profit as a percentage of total revenues decreased from 60.6% in fiscal 1998 to 56.3% in fiscal 1999 reflecting startup costs associated with the introduction of new optical subsystem products and lower average selling prices for some optical subsystems which more than offset the shift in product mix toward a greater percentage of higher-margin test system sales.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased from $3.8 million in fiscal 1998 to $7.9 million in fiscal 1999. The 107% increase from fiscal 1998 to fiscal 1999 was primarily related to an increase in the number of research and development personnel and increased expenditures related to prototype development. Research and development expenses increased as a percentage of revenues from 17.2% in fiscal 1998 to 22.2% in fiscal 1999.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $1.6 million in fiscal 1998 to $4.1 million in fiscal 1999. The 154% increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales, particularly for test systems, and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percentage of revenues increased from 7.4% in fiscal 1998 to 11.7% in fiscal 1999.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $833,000 in fiscal 1998 to $2.3 million in fiscal 1999. The 176% increase was primarily related to an expense of $397,000 in connection with the relocation of our primary operations from Mountain View, California to our new facility in Sunnyvale, California as well as increased expenditures for legal and other professional services. As a result of these additional charges, general and administrative expenses increased as a percentage of revenues from 3.8% in fiscal 1998 to 6.5% in fiscal 1999.

    INTEREST INCOME (EXPENSE), NET. Interest income of $5,000 in fiscal 1998 compared to interest expense of $275,000 in fiscal 1999. The additional interest expense is due to borrowings of $11.0 million under a term loan beginning in November 1998.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased from $2.7 million in fiscal 1998 to $1.9 million in fiscal 1999 reflecting an effective tax rates of 38.4% and 38.1%, respectively. The annual effective tax rates differ from the statutory rate primarily due to state taxes, offset by research and development tax credits. See Note 8 to our financial statements.

QUARTERLY RESULTS OF OPERATIONS

    The following table presents unaudited quarterly statements of operations data for the eight fiscal quarters ended April 30, 2000, and such data expressed as a percentage of revenues. This information reflects all normal non-recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results that may be expected for any future period.

                                                                        THREE MONTHS ENDED
                                  -----------------------------------------------------------------------------------------------
                                  JULY 31,    OCT. 31,    JAN. 31,    APRIL 30,    JULY 31,    OCT. 31,    JAN. 31,    APRIL 30,
                                    1998        1998        1999         1999        1999        1999        2000         2000
                                  ---------   ---------   ---------   ----------   ---------   ---------   ---------   ----------
STATEMENT OF OPERATIONS DATA:
  Revenues:
  Optical subsystems............   $3,666      $4,566      $5,270       $7,752      $9,480      $10,828     $10,916      $15,550
  Test systems..................    3,128       2,836       3,715        4,538       4,399        5,249       5,594        5,131
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Total revenues................    6,794       7,402       8,985       12,290      13,879       16,077      16,510       20,681
  Cost of revenues..............    2,666       3,058       4,171        5,619       6,252        7,878       8,122       11,938
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Gross profit..................    4,128       4,344       4,814        6,671       7,627        8,199       8,388        8,743
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Operating expenses:
    Research and development....    1,394       1,764       1,890        2,816       2,840        3,333       3,878        3,755
    Sales and marketing.........      833         871       1,160        1,281       1,542        1,895       1,643        2,042
    General and
      administrative............      298         421         484        1,096         759          864         974          919
    Amortization of deferred
      stock compensation........       --          99         120          209         287        1,723       1,781         1739
                                   ------      ------      ------       ------      ------      -------     -------      -------
    Total operating expenses....    2,525       3,155       3,654        5,402       5,428        7,815       8,276        8,455
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Income from operations........    1,603       1,189       1,160        1,269       2,199          384         112          288
  Interest income (expense),
    net.........................       (7)         17         141)        (144)        (89)         (84)      1,342        2,083
  Other income (expense), net...       25          --         (21)         (32)        (28)         (28)        (16)         (27)
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Income before income taxes....    1,621       1,206         998        1,093       2,082          272       1,438        2,344
  Provision for income taxes....      568         458         384          463         829          659       1,095          672
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Net income (loss).............   $1,053      $  748      $  614       $  630      $1,253      $  (387)    $   343      $ 1,672
                                   ======      ======      ======       ======      ======      =======     =======      =======
AS A PERCENTAGE OF REVENUES:
  Revenues:
  Optical subsystems............     54.0%       61.7%       58.7%        63.1%       68.3%        67.4%       66.1%        75.2%
  Test systems..................     46.0        38.3        41.3         36.9        31.7         32.6        33.9         24.8
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Total revenues................    100.0       100.0       100.0        100.0       100.0        100.0       100.0        100.0
  Cost of revenues..............     39.2        41.3        46.4         45.7        45.0         49.0        49.2         57.7
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Gross profit..................     60.8        58.7        53.6         54.3        55.0         51.0        50.8         42.3
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Operating expenses:
    Research and development....     20.5        23.8        21.1         22.9        20.5         20.7        23.5         18.2
    Sales and marketing.........     12.3        11.8        12.9         10.4        11.1         11.8         9.9          9.9
    General and
      administrative............      4.4         5.7         5.4          8.9         5.5          5.4         5.9          4.4
    Amortization of deferred
      compensation..............       --         1.3         1.3          1.7         2.1         10.7        10.8          8.4
                                   ------      ------      ------       ------      ------      -------     -------      -------
    Total operating expenses....     37.2        42.6        40.7         43.9        39.2         48.6        50.1         40.9
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Income from operations........     23.6        16.1        12.9         10.4        15.8          2.4         0.7          1.4
  Interest income (expense),
    net.........................     (0.1)        0.2        (1.6)        (1.2)       (0.6)        (0.5)        8.1         10.0
  Other income (expense), net...      0.4          --        (0.2)        (0.3)       (0.2)        (0.2)       (0.1)        (0.1)
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Income before income taxes....     23.9        16.3        11.1          8.9        15.0          1.7         8.7         11.3
  Provision for income taxes....      8.4         6.2         4.3          3.8         6.0          4.1         6.6          3.2
                                   ------      ------      ------       ------      ------      -------     -------      -------
  Net income (loss).............     15.5%       10.1%        6.8%         5.1%        9.0%        (2.4)%       2.1%         8.1%
                                   ======      ======      ======       ======      ======      =======     =======      =======

    Revenues increased over the last eight quarters as a result of increased unit sales to an expanding customer base with sales of optical subsystems growing faster than that of test systems. As a result, revenues from the sale of optical subsystems as a percentage of total revenues grew from 54.0% of total revenues for the first quarter ended July 31, 1999 to 75.2% of total revenues for the fourth quarter ended April 30, 2000.

    Gross profit margins generally declined over the last two fiscal years, principally as a result of a shift in product mix toward a greater percentage of lower margin optical subsystem products and a lower percentage of higher margin test systems. Gross margins in the fourth quarter ended April 30, 2000 were also impacted by the introduction of a new optical subsystem product having lower average selling prices and lower margins than most of the company's existing products.

    Quarterly increases in operating expenses reflected the continued expansion of our operations throughout the eight-quarter period. An expense of $397,000 in connection with the relocation of our primary operations to our new facility was included in general and administrative expenses for the quarter ended April 30, 1999. Income from operations was adversely affected beginning in the quarter ended October 31, 1999 by the amortization of deferred compensation associated with the issuance of stock options to employees and directors prior to the Company's initial public offering in November 1999.

    Net interest expense increased significantly beginning in the quarter ended January 31, 1999 as a result of a term loan for $11.0 million in November 1998. The increase in net interest income beginning in the quarter ended January 31, 2000 reflected increased cash balances following our initial public offering in November 1999 and an additional public offering in April 2000.

    We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders in a quarter for shipment in that quarter to achieve our revenue objectives. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments at the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty.

    Most of our expenses, such as employee compensation and lease payments for facilities and equipment are relatively fixed in the near term. In addition, our expense levels are based in part on our expectations regarding future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Due to the foregoing factors, you should not rely on our quarterly revenues and operating results to predict our future performance.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151 million from the initial public offering of our common stock, and in April 2000 we received an additional
$191 million from an additional public offering.

    As of April 30, 2000, our principal sources of liquidity were $320.7 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of April 30, 2000.

    Net cash provided by operating activities totaled $1.1 million in fiscal 1999 while $4.4 million was used in operating activities in fiscal 2000. Cash provided by operations during fiscal 1999 was primarily a result of continued growth in revenues and net income offset in part by an increase in related assets and liabilities for working capital purposes. The use of net cash in operating activities in fiscal 2000 was primarily a result of continuing growth in revenues and net income which was more than offset by an increase in assets and liabilities for working capital purposes.

    Net cash used in investing activities totaled $2.1 million in fiscal 1999 and $157.7 million in fiscal 2000. Net cash used in investing activities in fiscal 1999 consisted primarily of purchases of equipment. Net cash used in investing activities in fiscal 2000 consisted primarily of short-term investments totaling $149.5 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during fiscal 2000 consisted primarily of purchases of equipment and leasehold improvements totaling $8.4 million.

    Net cash provided by financing activities totaled $5.4 million in fiscal 1999, and $328.2 million in fiscal 2000. Net cash provided by financing activities in fiscal 1999 primarily consisted of net proceeds of $26.3 million from the sale of preferred stock and $11.0 million in bank borrowings under a term loan, offset by $31.7 million used to repurchase shares of our outstanding common stock. Net cash provided by financing activities in fiscal 2000 reflected net proceeds to us of $151 million from the initial public offering of our common stock in November 1999 and another $191 million from an additional public offering of our common stock in April 2000. Following the initial public offering, $11.0 million of the net proceeds was used to repay debt and $2.6 million was used to redeem preferred stock.

    We had no material commitments for capital expenditures at April 30, 2000, but we expect these expenditures to exceed $10 million in fiscal 2001 following an expenditure of $8.4 million in fiscal 2000. These expenditures will primarily be for equipment, furniture and leasehold improvements. We also have total minimum lease obligations of $12.4 million from April 30, 2000 through April 30, 2007, under non-cancelable operating leases.

    We believe that our existing balances of cash and cash equivalents, together with our available credit facilities and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

IMPACT OF YEAR 2000

    Many computer systems and software products were coded to accept only two-digit entries in date code fields. Beginning in the year 2000, these date code fields were required to accept four-digit entries to distinguish 21st century dates from 20th century dates. Computer programs or hardware that have date-sensitive software or embedded chips and have not been upgraded to comply with these "year 2000" requirements may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Prior to December 31, 1999, we completed our assessment of the ability of our products to operate properly in the year 2000, as well as an assessment of the computers, software applications and equipment used in connection with our internal operations and determined that no year 2000-related problems existed that could not be remediated by the replacement of relatively inexpensive equipment. Although we have not experienced year 2000-related problems to date, it is possible that year 2000-related issues may yet cause problems or disruptions during the remainder of the year. While we believe that all of our products and systems are year 2000 compliant, we cannot assure you that we will not discover a problem during the year 2000 and experience unanticipated material costs due to undetected errors or defects. Also, failure of other systems used by our customers may adversely affect the performance of our products, which may in turn adversely affect our business. Should any such problem arise, it is possible that customers or third parties might seek indemnification or damages from us as a result of year 2000 issue-related errors caused by or not prevented by our products. We cannot predict the extent to which we might be liable for such costs but it is still conceivable that year 2000 problems could result in substantial expenditures.

RECENT ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact of SAB 101. Should we determine that a change in our accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

    The following table summarizes the expected maturity, average interest rate and fair market value of the short-term securities held by the Company as of April 30, 2000 (in thousands).

                                                        YEARS ENDED APRIL 30,
                                                    ------------------------------
                                                      2001       2002       2003     TOTAL COST     FMV
                                                    --------   --------   --------   ----------   --------
Available for sale securities.....................   82,031     44,771     23,041      149,843    149,541
Average interest rate.............................    5.91%      5.21%      5.39%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL INFORMATION FINISAR CORPORATION FINANCIAL STATEMENTS

                                     INDEX

Report of Ernst & Young LLP, Independent Auditors...........   40
Financial Statements:
  Balance Sheets............................................   41
  Statements of Operations..................................   42
  Statement of Convertible Redeemable Preferred Stock,
    Redeemable Preferred Stock and Changes in Stockholders'
    Equity (Deficit)........................................   43
  Statements of Cash Flows..................................   44
  Notes to Financial Statements.............................   45

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Finisar Corporation

    We have audited the accompanying balance sheets of Finisar Corporation as of April 30, 1999 and 2000, and the related statements of operations, convertible redeemable preferred stock, redeemable preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of Finisar Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finisar Corporation at April 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
May 25, 2000

                              FINISAR CORPORATION
                                 BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   APRIL 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,044   $171,194
  Short-term investments....................................        --    149,541
  Accounts receivable (net of allowance for doubtful
    accounts of $265 and $455 at April 30, 1999 and
    April 30, 2000).........................................     6,653     14,348
  Accounts receivable, other................................         3        151
  Inventories...............................................     5,236     16,494
  Income tax receivable.....................................        --        148
  Deferred income taxes.....................................     1,047      2,653
  Prepaid expenses..........................................       194        278
                                                              --------   --------
Total current assets........................................    18,177    354,807
Other assets................................................       296        809
Property, equipment and improvements, net...................     2,482      9,426
                                                              --------   --------
Total assets................................................  $ 20,955   $365,042
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,394   $  5,908
  Accrued compensation......................................     1,499      3,001
  Other accrued liabilities.................................     1,476      3,065
  Income tax payable........................................       743        122
  Capital lease obligations, current portion................        54         --
                                                              --------   --------
Total current liabilities...................................     5,166     12,096
                                                              --------   --------
Long-term liabilities:
  Note payable, long-term portion...........................    11,015         --
  Capital lease obligations, long-term portion..............        17         --
  Other long-term liabilities...............................        --        524
                                                              --------   --------
Total long-term liabilities.................................    11,032        524
                                                              --------   --------
Commitments and contingent liabilities......................                   --
Convertible redeemable preferred stock:
  No par value, 12,100,000 shares authorized at April 30,
    1999, and no shares authorized at April 30, 2000;
    12,039,486 shares issued and outstanding at April 30,
    1999; no shares issued and outstanding at April 30,
    2000....................................................    26,260         --
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at
    April 30, 1999 and 2000.................................        --         --
  Common stock:
    $0.001 par value, 200,000,000 shares authorized:
     159,842,784 shares issued and outstanding at April 30,
     2000...................................................        --        160
    No par value, 75,000,000 shares authorized at April 30,
     1999; no shares authorized at April 30, 2000;
     97,147,095 shares issued and outstanding at April 30,
     1999; no shares issued and outstanding at April 30,
     2000...................................................     4,304         --
  Additional paid-in capital................................        --    384,526
  Notes receivable from stockholders........................    (1,521)    (3,248)
  Deferred stock compensation...............................    (1,975)    (9,404)
  Accumulated other comprehensive income (loss).............        --       (182)
  Retained earnings (accumulated deficit)...................   (22,311)   (19,430)
                                                              --------   --------
Total stockholders' equity (deficit)........................   (21,503)   352,422
                                                              --------   --------
Total liabilities and stockholders' equity (deficit)........  $ 20,955   $365,042
                                                              ========   ========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION
                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FISCAL YEARS ENDED APRIL 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues....................................................  $ 22,067   $ 35,471   $ 67,147
Cost of revenues............................................     8,705     15,514     34,190
                                                              --------   --------   --------
Gross profit................................................    13,362     19,957     32,957
                                                              --------   --------   --------
Operating expenses:
  Research and development..................................     3,806      7,864     13,806
  Sales and marketing.......................................     1,629      4,145      7,122
  General and administrative................................       833      2,299      3,516
  Amortization of deferred stock compensation...............        --        428      5,530
                                                              --------   --------   --------
Total operating expenses....................................     6,268     14,736     29,974
                                                              --------   --------   --------
Income from operations......................................     7,094      5,221      2,983
Interest income.............................................        38        154      3,704
Interest expense............................................       (33)      (429)      (452)
Other income (expense) net..................................       (25)       (28)       (99)
                                                              --------   --------   --------
Income before income taxes..................................     7,074      4,918      6,136
Provision for income taxes..................................     2,715      1,873      3,255
                                                              --------   --------   --------
Net income..................................................  $  4,359   $  3,045   $  2,881
                                                              ========   ========   ========
Net income per share:
  Basic.....................................................  $   0.03   $   0.03   $   0.03
                                                              ========   ========   ========
  Diluted...................................................  $   0.03   $   0.02   $   0.02
                                                              ========   ========   ========
Shares used in computing net income per share:
  Basic.....................................................   131,259    110,580    113,930
                                                              ========   ========   ========
  Diluted...................................................   131,259    134,814    144,102
                                                              ========   ========   ========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION
              STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK,
                         REDEEMABLE PREFERRED STOCK AND
                   CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        CONVERTIBLE               REDEEMABLE
                                                         REDEEMABLE               PREFERRED
                                                      PREFERRED STOCK               STOCK                 COMMON STOCK
                                                   ----------------------   ----------------------   ----------------------
                                                     SHARES       AMOUNT      SHARES       AMOUNT      SHARES       AMOUNT
                                                   -----------   --------   -----------   --------   -----------   --------
Balance at April 30, 1997........................           --   $     --            --   $    --    132,000,000   $    95
  Contribution of shares by principal
    shareholder..................................           --         --            --        --     (6,600,000)       --
  Net income and comprehensive income............           --         --            --        --             --        --
                                                   -----------   --------   -----------   -------    -----------   -------
Balance at April 30, 1998........................           --         --            --        --    125,400,000        95
  Stock options exercised........................           --         --            --        --     15,118,980     1,806
  Issuance of preferred stock at $2.1932 per
    share, net of issuance costs of $145.........   12,039,486     26,260            --        --             --        --
  Repurchase of common stock at $0.7311 per
    share........................................           --         --            --        --    (43,371,885)       --
  Deferred stock compensation....................           --         --            --        --             --     2,403
  Amortization of deferred stock compensation....           --         --            --        --             --        --
  Net income and comprehensive income............           --         --            --        --             --        --
                                                   -----------   --------   -----------   -------    -----------   -------
Balance at April 30, 1999........................   12,039,486     26,260            --        --     97,147,095     4,304
  Reincorporation in State of
    Delaware.....................................           --         --            --        --             --    (4,207)
  Conversion of preferred stock..................  (12,039,486)   (26,260)   12,039,486     2,640     26,945,691        27
  Issuance of common stock, net of issuance costs
    of $2,720....................................           --         --            --        --     31,815,699        32
  Redemption of preferred stock..................           --         --   (12,039,486)   (2,640)            --        --
  Stock options exercised net of loans and
    repurchase of unvested shares................           --         --            --        --      3,934,299         4
  Deferred stock compensation....................           --         --            --        --             --        --
  Amortization of deferred stock compensation....           --         --            --        --             --        --
  Payments received on stockholder notes
    receivable...................................           --         --            --        --             --        --
  Unrealized loss on short-term investments......           --         --            --        --             --        --
  Net income.....................................           --         --            --        --             --        --
  Comprehensive income...........................
                                                   -----------   --------   -----------   -------    -----------   -------
Balance at April 30, 2000........................           --   $     --            --   $    --    159,842,784   $   160
                                                   ===========   ========   ===========   =======    ===========   =======

                                                                       STOCKHOLDERS' EQUITY (DEFICIT)
                                                                ---------------------------------------------
                                                                   NOTES                        ACCUMULATED       RETAINED
                                                   ADDITIONAL    RECEIVABLE      DEFERRED          OTHER          EARNINGS
                                                    PAID-IN         FROM           STOCK       COMPREHENSIVE    (ACCUMULATED
                                                    CAPITAL     STOCKHOLDERS   COMPENSATION        INCOME         DEFICIT)
                                                   ----------   ------------   -------------   --------------   -------------
Balance at April 30, 1997........................   $     --      $     --       $     --          $  --          $  1,993
  Contribution of shares by principal
    shareholder..................................         --            --             --             --                --
  Net income and comprehensive income............         --            --             --             --             4,359
                                                    --------      --------       --------          -----          --------
Balance at April 30, 1998........................         --            --             --             --             6,352
  Stock options exercised........................         --        (1,521)            --             --                --
  Issuance of preferred stock at $2.1932 per
    share, net of issuance costs of $145.........         --            --             --             --                --
  Repurchase of common stock at $0.7311 per
    share........................................         --            --             --             --           (31,708)
  Deferred stock compensation....................         --            --         (2,403)            --                --
  Amortization of deferred stock compensation....         --            --            428             --                --
  Net income and comprehensive income............         --            --             --             --             3,045
                                                    --------      --------       --------          -----          --------
Balance at April 30, 1999........................         --        (1,521)        (1,975)            --           (22,311)
  Reincorporation in State of
    Delaware.....................................      4,207            --             --             --                --
  Conversion of preferred stock..................     23,593            --             --             --                --
  Issuance of common stock, net of issuance costs
    of $2,720....................................    341,534            --             --             --                --
  Redemption of preferred stock..................         --            --             --             --                --
  Stock options exercised net of loans and
    repurchase of unvested shares................      2,233        (1,897)            --             --                --
  Deferred stock compensation....................     12,959            --        (12,959)            --                --
  Amortization of deferred stock compensation....         --            --          5,530             --                --
  Payments received on stockholder notes
    receivable...................................         --           170             --             --                --
  Unrealized loss on short-term investments......         --            --             --           (182)               --
  Net income.....................................         --            --             --             --             2,881

  Comprehensive income...........................
                                                    --------      --------       --------          -----          --------
Balance at April 30, 2000........................   $384,526      $ (3,248)      $ (9,404)         $(182)         $(19,430)
                                                    ========      ========       ========          =====          ========


                                                        TOTAL
                                                    STOCKHOLDERS'
                                                   EQUITY (DEFICIT)
                                                   ----------------
Balance at April 30, 1997........................      $  2,088
  Contribution of shares by principal
    shareholder..................................            --
  Net income and comprehensive income............         4,359
                                                       --------
Balance at April 30, 1998........................         6,447
  Stock options exercised........................           285
  Issuance of preferred stock at $2.1932 per
    share, net of issuance costs of $145.........            --
  Repurchase of common stock at $0.7311 per
    share........................................       (31,708)
  Deferred stock compensation....................            --
  Amortization of deferred stock compensation....           428
  Net income and comprehensive income............         3,045
                                                       --------
Balance at April 30, 1999........................       (21,503)
  Reincorporation in State of
    Delaware.....................................            --
  Conversion of preferred stock..................        23,620
  Issuance of common stock, net of issuance costs
    of $2,720....................................       341,566
  Redemption of preferred stock..................            --
  Stock options exercised net of loans and
    repurchase of unvested shares................           340
  Deferred stock compensation....................            --
  Amortization of deferred stock compensation....         5,530
  Payments received on stockholder notes
    receivable...................................           170
  Unrealized loss on short-term investments......          (182)
  Net income.....................................         2,881
                                                       --------
  Comprehensive income...........................         2,699
                                                       --------
Balance at April 30, 2000........................      $352,422
                                                       ========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION
                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FISCAL YEARS ENDED APRIL 30,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
Net income..................................................  $ 4,359    $ 3,045    $   2,881
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization.............................      161        433        1,161
  Amortization of deferred stock compensation...............       --        428        5,530
  Loss on fixed assets disposal.............................       30        237           --
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (1,584)    (3,868)      (7,695)
  Inventories...............................................   (1,781)    (2,505)     (11,258)
  Other assets..............................................        8       (490)        (745)
  Deferred income taxes.....................................     (241)      (660)      (1,606)
  Accounts payable..........................................     (179)     1,129        4,514
  Accrued compensation......................................       55      1,383        1,502
  Income tax payable........................................     (298)       824         (769)
  Other accrued liabilities.................................      212      1,103        2,113
                                                              -------    -------    ---------
Net cash provided by (used in) operating activities.........      742      1,059       (4,372)
                                                              -------    -------    ---------
INVESTING ACTIVITIES
Purchases of property and equipment.........................     (855)    (2,100)      (8,355)
Purchase of short-term investments..........................       --         --     (150,109)
Sale of short-term investments..............................       --         --          750
                                                              -------    -------    ---------
Net cash used in investing activities.......................     (855)    (2,100)    (157,714)
                                                              -------    -------    ---------
FINANCING ACTIVITIES
Payments on capital lease obligations.......................      (37)       (39)         (71)
Proceeds from borrowings under bank note....................      500     11,015           --
Repayments of borrowings under bank note....................      (50)      (450)     (11,015)
Proceeds from exercise of stock options, net of loans and
  repurchase of unvested shares.............................                 285          396
Proceeds from issuance of common stock in initial and
  secondary public offerings, net of issue costs............       --         --      341,566
Proceeds from issuance of preferred stock...................       --     26,260           --
Redemption of preferred stock...............................       --         --       (2,640)
Repurchase of common stock..................................       --    (31,708)          --
                                                              -------    -------    ---------
Net cash provided by financing activities...................      413      5,363      328,236
                                                              -------    -------    ---------
Net increase in cash and cash equivalents...................      300      4,322      166,150
Cash and cash equivalents at beginning of year..............      422        722        5,044
                                                              -------    -------    ---------
Cash and cash equivalents at end of year....................  $   722    $ 5,044    $ 171,194
                                                              =======    =======    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................  $    33    $   364    $     481
                                                              =======    =======    =========
  Cash paid for taxes.......................................  $ 3,254    $ 1,710    $   5,028
                                                              =======    =======    =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Acquisition of property, equipment and improvements under
    capital lease obligations...............................  $   132    $    --    $      --
                                                              =======    =======    =========
  Issuance of common stock in exchange for notes
    receivable..............................................  $    --    $ 1,521    $   1,950
                                                              =======    =======    =========
  Conversion of preferred stock to common stock.............  $    --    $    --    $  23,620
                                                              =======    =======    =========
  Deferred stock compensation related to options granted....  $    --    $ 2,403    $  12,959
                                                              =======    =======    =========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    Finisar Corporation ("Finisar" or the "Company") was incorporated in the state of California on April 17, 1987. In November 1999, Finisar reincorporated in the state of Delaware. Finisar designs, manufactures, and markets fiber optic subsystems and network performance test systems for high-speed data communications.

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 33.8% and 16.0% of the total balance at April 30, 1999 and 24.7% and 12.5% of the total balance at April 30, 2000, respectively. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

    Finisar sells products primarily to customers located in North America. During fiscal 1998, 1999 and 2000, revenues from two customers represented 43.9% and 14.6%, 25.1% and 24.1%, and 24.5% and 24.0% of total revenues, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenditures are charged to operations as incurred.

                              FINISAR CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Finisar's cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At April 30, 2000, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through February 1, 2003. The difference between market value and cost of these securities at April 30, 2000 was a loss of $302,608 or $182,065 on an after-tax basis.

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

                              FINISAR CORPORATION

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Effective April 12, 2000, the Company's shareholders approved a three-for-one stock split in the form of a stock dividend. Accordingly, all share and per-share data for all prior periods presented have been restated to reflect this event.

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

    The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

                                                         FISCAL YEARS ENDED APRIL 30,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
Numerator:
  Net income..........................................  $  4,359   $  3,045   $  2,881
                                                        ========   ========   ========
Historical:
Denominator for basic net income per share:
  Weighted-average shares outstanding--basic..........   131,259    110,580    113,930
                                                        --------   --------   --------
Effect of dilutive securities:
  Employee stock options..............................        --      2,187      4,994
  Stock subject to repurchase.........................        --      9,129     10,748
  Convertible redeemable preferred stock..............        --     12,918     14,430
                                                        --------   --------   --------
Dilutive potential common shares......................        --     24,234     30,172
                                                        --------   --------   --------
Denominator for diluted net income per share..........   131,259    134,814    144,102
                                                        ========   ========   ========
Basic net income per share............................  $   0.03   $   0.03   $   0.03
                                                        ========   ========   ========
Diluted net income per share..........................  $   0.03   $   0.02   $   0.02
                                                        ========   ========   ========

COMPREHENSIVE INCOME

    Effective May 1, 1998, Finisar adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities in fiscal 2000 was $302,608 or $182,065 on an after-tax basis. Prior to fiscal 2000, net income equaled comprehensive income.

SEGMENT REPORTING

    Effective May 1, 1998, Finisar adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating

                              FINISAR CORPORATION

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect Finisar's results of operations or financial position.

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

    In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that entities capitalize certain costs related to internal use software once certain criteria have been met. Finisar has implemented SOP 98-1 for the year ending April 30, 2000. Adoption of SOP 98-1 did not have a material effect on Finisar's financial condition or results of operations in fiscal 2000.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

2.  SHORT-TERM INVESTMENTS

    The following table summarizes the Company's short-term investments in terms of type of investment, original cost, gross unrealized gain or (loss) and fair market value as of April 30, 2000 (in thousands).

                                             ORIGINAL      GROSS
                                             PURCHASE   UNREALIZED
INVESTMENT TYPE                                COST     GAIN (LOSS)   MARKET VALUE
---------------                              --------   -----------   ------------
Corporate..................................  $ 65,684      $(194)       $ 65,490
Government Agency..........................     2,037        (13)          2,024
Municipal..................................    82,122        (95)         82,027
                                             --------      -----        --------
Total......................................  $149,843      $(302)       $149,541
                                             ========      =====        ========

    Included in the above table is $67,812 of investments with maturities in the years ended April 30, 2002 and 2003.

                              FINISAR CORPORATION

3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                                  APRIL 30,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
Raw materials..............................................   $2,908    $ 8,960
Work-in-process............................................    1,763      6,524
Finished goods.............................................      565      1,010
                                                              ------    -------
                                                              $5,236    $16,494
                                                              ======    =======

4.  PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements consist of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Computer equipment..........................................   $  840     $2,603
Office equipment, furniture, and fixtures...................      445        833
Machinery and equipment.....................................    1,795      6,144
Leasehold improvements......................................       --      1,470
                                                               ------     ------
                                                                3,080     11,050
Accumulated depreciation and amortization...................     (598)    (1,624)
                                                               ------     ------
Property and equipment, net.................................   $2,482     $9,426
                                                               ======     ======

    Finisar had financed $132,447 of equipment purchased under capital lease arrangements as of April 30, 1999. These leases arrangements were paid in full as of April 30, 2000. Accumulated amortization of assets acquired under capital leases was $40,261 at April 30, 1999 and $0 at April 30, 2000.

5.  COMMITMENTS

    Future minimum payments under non-cancelable operating lease agreements are as follows as of April 30, 2000 (in thousands):

Fiscal years ending April 30:
2001........................................................  $ 2,097
2002........................................................    2,157
2003........................................................    1,850
2004........................................................    1,857
2005........................................................    1,902
Thereafter..................................................    2,563
                                                              -------
Total minimum payments required.............................  $12,426
                                                              =======

    Rent expense was approximately $412,000, $366,905 and $1,168,726 for the years ended April 30, 1998, 1999 and 2000.

                              FINISAR CORPORATION

6.  LOAN AGREEMENT

    On November 4, 1998, Finisar borrowed the principal amount of $11,015,000 under a secured term loan agreement and entered into a secured revolving loan facility for additional borrowings of up to $6,500,000. The term loan was repaid in November 1999 with proceeds from the common stock offering (see Note 7). The revolving loan facility expires in October 2003. No amounts were outstanding under the revolving loan facility at April 30, 1999 or April 30, 2000. All business assets have been pledged as collateral for borrowings under the term loan and the revolving loan facility.

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT)

COMMON STOCK AND PREFERRED STOCK

    Following the Company's re-incorporation in November 1999, Finisar is authorized to issue 200,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote.

    Common stock subject to future issuance as of April 30, 2000 is as follows:

Exercise of outstanding options.............................   5,678,706
Common stock available for grant under stock option plans...  14,128,815
Common stock reserved for issuance under the employee stock
  purchase plan.............................................     750,000
                                                              ----------
                                                              20,557,521
                                                              ==========

    Effective November 11, 1999, the Company sold 27,915,000 shares in an initial public offering of its common stock at a price of $6.33, including 3,465,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 25,815,699 shares, with an aggregate offering price of $163,499,427, were sold by Finisar, and 2,099,301 shares, with an aggregate offering price of $13,295,573, were sold by selling stockholders. An aggregate underwriting discount of $12,375,650 was paid in connection with the offering, $11,444,960 of which was paid by Finisar and $930,690 of which was paid by the selling stockholders. Other expenses of the offering incurred by Finisar were approximately $1,500,000. Net proceeds of the offering to the Company after deducting underwriting discounts and commissions, and other expenses aggregated approximately $150.6 million. Of the net proceeds raised in the initial public offering, $11.0 million was used to repay bank loans and another $2.6 million was used to redeem the Company's no par value, redeemable preferred stock.

    Effective April 6, 2000, the Company sold 23,175,000 shares in an additional public offering of its common stock at a price of $33.33 per share, including 75,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 6,000,000 shares, with an aggregate offering price of $200,000,000, were sold by Finisar, and 17,175,000 shares, with an aggregate offering price of $572,500,000, were sold by selling stockholders. An aggregate underwriting discount of $30,127,500 was paid in connection with the offering, $7,800,000 of which was paid by Finisar and $22,327,500 of which was paid by the selling stockholders. Other expenses of the offering incurred by Finisar were approximately

                              FINISAR CORPORATION

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT) (CONTINUED)
$1,100,000. Net proceeds of the offering to the Company after deducting underwriting discounts and commissions, and other expenses aggregated approximately $191.1 million.

    The balance of the net proceeds raised from the initial public offering and secondary offering will be used for general corporate purposes, including working capital and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses or products or to obtain the right to any of these types of acquisitions or investments. Pending such uses, the remaining net proceeds of the offering have been invested in short-term, investment-grade, interest-bearing securities.

CONVERTIBLE REDEEMABLE PREFERRED STOCK

    On November 6, 1998 and November 25, 1998, Finisar issued an aggregate of 12,039,486 shares of convertible redeemable preferred stock to investors at $2.1932 per share, resulting in gross cash proceeds of $26,405,000. In conjunction with the Company's initial public offering on November 11, 1999, the convertible redeemable preferred shares were converted into 26,945,691 shares of common stock and 12,039,486 shares of redeemable preferred stock; the Company then paid $2.6 million to redeem the redeemable preferred stock.

    Holders of convertible redeemable preferred stock were entitled to non cumulative dividends at an annual rate equal to $0.1316 per share (adjusted for stock splits and like events), in preference to other stockholders if, when and as declared by the board of directors. No dividends had been declared as of April 30, 2000.

    The holders of outstanding convertible redeemable preferred stock, voted as a single class, and were entitled to appoint one director of Finisar. In all other matters, each holder of convertible redeemable preferred stock had voting rights based on the number of shares of common stock into which the preferred stock was convertible.

    The holders of outstanding convertible redeemable preferred stock were entitled to receive upon liquidation and in certain other circumstances (a merger, acquisition, or similar event), an amount per share of $2.1932 plus all accrued but unpaid dividends (including any unpaid interest on such amounts). Any remaining assets would be distributed on a pro rata basis among the holders of all common stock and preferred stock (on an if-converted basis).

REDEEMABLE PREFERRED STOCK

    Holders of outstanding redeemable preferred stock were entitled to non cumulative dividends at an annual rate equal to $0.0381 per share (adjusted for stock splits and like events), in preference to holders of common stock as and when declared by the board of directors. No dividends had been declared as of April 30, 2000. In conjunction with the initial public offering on November 11, 1999, all outstanding convertible redeemable preferred shares were converted into 26,945,691 shares of common stock and 12,039,486 shares of redeemable preferred stock; the Company then paid $2.6 million to redeem the redeemable preferred stock.

    The holders of redeemable preferred stock had no voting rights.

                              FINISAR CORPORATION

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT) (CONTINUED)
    The holders of redeemable preferred stock were entitled to receive upon liquidation and in certain other circumstances (a merger, acquisition, or similar event), an amount per share of $0.6345 plus all accrued but unpaid dividends (including any unpaid interest on such amounts).

1999 EMPLOYEE STOCK PURCHASE PLAN

    Finisar's 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in September 1999. A total of 750,000 shares of common stock are reserved for issuance under the plan, cumulatively increased by 750,000 shares on May 1, 2001 and each May 1 thereafter through May 1, 2010. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed by Finisar for more than 20 hours per week and more than five months in any calendar year. The plan will be implemented during sequential 12-month offering periods, generally commencing on or about December 1 of each year. However, the first such offering period commenced on the effective date of the initial public offering and will terminate on November 30, 2000. In addition, a six-month offering period will generally commence on June 1 of each year.

    The employee stock purchase plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee's total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower.

STOCK OPTION PLANS

    As discussed in Note 1 and as permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Finisar has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees.

    During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the "Plans"). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. For purposes of determining the fair market value of the common stock, the board of directors has considered a number of factors including appraisals by independent third parties, the price paid for convertible redeemable preferred stock in arms'-length transactions and the illiquid nature of the common stock. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2000, 10,747,361 shares issued upon exercise of options are subject to repurchase.

    Finisar's 1999 Stock Option Plan was amended by the board of directors and approved by the stockholders in September 1999. The amendment increased the aggregate maximum number of shares that may be issued under the Plan on May 1, 2001 and each May 1 thereafter by a number of shares equal to 5% of the number of shares of Finisar's common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options.

                              FINISAR CORPORATION

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT) (CONTINUED)
    A summary of activity under the Plans is as follows:

                                                                                    OPTIONS OUTSTANDING
                                                                             ----------------------------------
                                           OPTIONS AVAILABLE    NUMBER OF                      WEIGHTED-AVERAGE
                                               FOR GRANT         SHARES      PRICE PER SHARE    EXERCISE PRICE
                                           -----------------   -----------   ---------------   ----------------
Balance at April 30, 1997................      74,966,400        2,133,600   $ 0.004-$0.017         $0.013
Options granted..........................      (8,811,000)       8,811,000   $        0.043         $0.043
Options canceled.........................          66,000          (66,000)  $        0.017         $0.017
                                              -----------      -----------
Balance at April 30, 1998................      66,221,400       10,878,600   $ 0.004-$0.043         $0.038
Decrease in authorized shares............     (37,916,400)              --               --             --
Options granted..........................      (8,700,000)       8,700,000   $   0.05-$.437         $0.234
Options exercised........................              --      (15,118,980)  $  0.004-$.437         $0.120
                                              -----------      -----------
Balance at April 30, 1999................      19,605,000        4,459,620   $  0.017-$.437         $0.190
Options granted..........................      (5,497,710)       5,497,710   $ 0.47-$21.708         $2.287
Options exercised........................              --       (4,041,099)  $  0.017-$3.40         $0.591
Options canceled.........................         237,525         (237,525)  $  0.017-$6.33         $0.775
Shares repurchased.......................          25,800               --   $ 0.043-$0.050         $0.050
Options expired..........................        (241,800)              --               --             --
                                              -----------      -----------
Balance at April 30, 2000................      14,128,815        5,678,706   $0.017-$21.708         $1.916
                                              ===========      ===========

                               NUMBER
                           OUTSTANDING AT    NUMBER EXERCISABLE   WEIGHTED-AVERAGE REMAINING   WEIGHTED-AVERAGE
EXERCISE PRICE             APRIL 30, 2000    AT APRIL 30, 2000         CONTRACTUAL LIFE         EXERCISE PRICE
--------------             ---------------   ------------------   --------------------------   ----------------
                                                                          (IN YEARS)
$0.02....................       240,000            240,000                   6.84                   $ 0.02
$0.04....................     2,044,620          2,044,620                   7.88                   $ 0.04
$0.05....................       102,000            102,000                   8.27                   $ 0.05
$0.09....................        40,500             40,500                   8.45                   $ 0.09
$0.44....................       420,000            420,000                   8.94                   $ 0.44
$0.47....................       383,400            383,400                   9.26                   $ 0.47
$0.67....................       195,000            195,000                   9.33                   $ 0.67
$1.00....................       338,001            338,001                   9.40                   $ 1.00
$3.40....................       778,500                 --                   9.45                   $ 3.40
$3.67....................       240,000                 --                   9.49                   $ 3.67
$6.33....................       847,935                 --                   9.53                   $ 6.33
$21.71...................        48,750                 --                   9.75                   $21.71
                              ---------          ---------
$0.02-$21.71.............     5,678,706          3,763,521                   8.70                   $ 1.92
                              =========          =========

    The weighted-average fair value of options granted was $0.05 during fiscal 1999 and $2.287 during fiscal 2,000.

RESTRICTED SHARES ISSUED FOR PROMISSORY NOTES

    During fiscal 1999, employees exercised options for 7,938,924 shares of common stock in exchange for promissory notes in the aggregate principal amount of $1,520,788. During fiscal 2000, employees exercised options for 2,792,523 shares of common stock in exchange for promissory notes in the aggregate principal

                              FINISAR CORPORATION

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT) (CONTINUED)
amount of $1,632,413. The notes are full recourse, are secured by the shares and bear interest at a rate of 6% per annum. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of Finisar. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years.

DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

                                                        DEFERRED
                                                         STOCK
                                                      COMPENSATION   AMORTIZATION
                                                       GENERATED       EXPENSE
                                                      ------------   ------------
Fiscal year ended April 30, 1999....................     $ 2,403        $   428
Fiscal year ended April 30, 2000....................      12,959          5,530
Fiscal year ending April 30, 2001 (unaudited).......          --          4,428
Fiscal year ending April 30, 2002 (unaudited).......          --          2,659
Fiscal year ending April 30, 2003 (unaudited).......          --          1,467
Fiscal year ending April 30, 2004 (unaudited).......          --            715
Fiscal year ending April 30, 2005 (unaudited).......          --            135
                                                         -------        -------
  Total.............................................     $15,362        $15,362
                                                         =======        =======

ACCOUNTING FOR STOCK-BASED COMPENSATION

    Pro forma information regarding net income is required by SFAS 123 as if Finisar had accounted for its employee stock options granted subsequent to April 30, 1995 under the fair value method of SFAS 123. The fair value for Finisar's stock option grants prior to the Company's initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of stock options grants subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the

                              FINISAR CORPORATION

7. CONVERTIBLE REDEEMABLE PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
    (DEFICIT) (CONTINUED)
date of grant using the following weighted-average assumptions for fiscal years 1998, 1999 and 2000: risk-free interest rates of 6% for 1998, 5.5% for 1999 and 6% for 2000; a dividend yield of 0%; a volatility factor of .91 for 2000; and a weighted-average expected life of the option of four years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Finisar Corporation's pro forma information is as follows (in thousands, except per share amounts):

                                                          YEARS ENDED APRIL 30,
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
Net income:
  As reported.......................................   $4,359     $3,045     $2,881
                                                       ======     ======     ======
  Pro forma.........................................   $4,333     $3,000     $2,463
                                                       ======     ======     ======
Basic net income per share:
  As reported.......................................   $ 0.03     $ 0.03     $ 0.03
                                                       ======     ======     ======
  Pro forma.........................................   $ 0.03     $ 0.03     $ 0.02
                                                       ======     ======     ======
Diluted net income per share:
  As reported.......................................   $ 0.03     $ 0.02     $ 0.02
                                                       ======     ======     ======
  Pro forma.........................................   $ 0.03       0.02     $ 0.02
                                                       ======     ======     ======

8.  INCOME TAXES

    Finisar's provision for income taxes consists of the following (in thousands):

                                                         YEARS ENDED APRIL 30,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
Current:
  Federal..........................................   $2,391     $1,995    $ 3,875
  State............................................      565        538        473
                                                      ------     ------    -------
                                                       2,956      2,533      4,348
                                                      ------     ------    -------
Deferred:
  Federal..........................................     (226)      (508)      (968)
  State............................................      (15)      (152)      (125)
                                                      ------     ------    -------
                                                        (241)      (660)    (1,093)
                                                      ------     ------    -------
Provision for income taxes.........................   $2,715     $1,873    $ 3,255
                                                      ======     ======    =======

                              FINISAR CORPORATION

8.  INCOME TAXES (CONTINUED)
    Finisar's provision for income taxes differs from the amount computed by applying the federal statutory rate to income taxes as follows:

                                                                  YEARS ENDED APRIL 30,
                                                          --------------------------------------
                                                            1998           1999           2000
                                                          --------       --------       --------
Expected income tax provision at U.S. federal
  statutory rate...................................         34.0%          34.0%          34.0%
State taxes, net of federal benefit................          5.0            4.8            3.7
Deferred Compensation..............................           --            3.0           30.6
Tax Exempt Interest................................           --             --           (7.6)
Research and development credits...................         (0.8)          (4.0)          (7.9)
Other permanent differences........................          0.2            0.3            0.2
                                                            ----           ----           ----
                                                            38.4%          38.1%          53.0%
                                                            ====           ====           ====

    Significant components of Finisar's deferred federal and state income taxes are as follows (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Deferred tax assets:
  Inventory reserve.........................................   $  503     $1,091
  Accruals not currently deductible.........................      679        787
  Tax Credits...............................................       --        654
  Unrealized Loss on Marketable Securities..................       --        121
                                                               ------     ------
Total deferred tax assets...................................    1,182      2,653
Deferred tax liabilities:                                          --         --
  Tax depreciation over book depreciation...................     (135)      (392)
                                                               ------     ------
Net deferred tax assets.....................................   $1,047     $2,261
                                                               ======     ======

9.  SEGMENTS AND GEOGRAPHIC INFORMATION

    Finisar operates in one reportable segment, the design, manufacture, and marketing of fiber optic subsystems and network performance test systems for high-speed data communications. The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's product (in thousands):

                                                       YEARS ENDED APRIL 30,
                                                   ------------------------------
                                                     1998       1999       2000
                                                   --------   --------   --------
Revenues from sales to unaffiliated customers:
  United States..................................  $ 9,877    $24,822    $46,900
  Canada.........................................    9,695      8,941     16,878
  Rest of the World..............................    2,495      1,708      3,369
                                                   -------    -------    -------
                                                   $22,067    $35,471    $67,147
                                                   =======    =======    =======

                              FINISAR CORPORATION

9.  SEGMENTS AND GEOGRAPHIC INFORMATION (CONTINUED)
    Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

10.  PENDING LITIGATION

    In April 1999, Methode (formerly Methode Electronics), a manufacturer of electronic component devices, filed a lawsuit against Finisar and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. In July 1999, we and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted our motion. Methode has amended its complaint to add Agilent Technologies, Inc. as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. In addition, Methode has also notified us that it intends to file another amended complaint alleging infringement of a sixth Methode patent. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff.

    Based on consultation with counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has determined that all of the claims asserted by Methode in one of the patents are invalid, although this determination is not final and is subject to further administrative review. We also believe, based on consultation with counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint grossly overstates the amount of damages that Methode could possibly have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuit. In addition, we have filed a counterclaim against Methode asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all five patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaim.

                              FINISAR CORPORATION

10.  PENDING LITIGATION (CONTINUED)

    We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and its outcome cannot be predicted with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors, and their ages as of April 30, 2000, are as follows:

NAME                              AGE                               POSITION(S)
----                            --------   --------------------------------------------------------------
Jerry S. Rawls................     55      President, Chief Executive Officer and Director
Frank H. Levinson.............     47      Chairman of the Board and Chief Technical Officer
Mark J. Farley................     38      Vice President, Digital Systems Engineering
Jan Lipson....................     49      Vice President, Optical Engineering
Stephen K. Workman............     49      Vice President, Finance, Chief Financial Officer and Secretary
Michael C. Child..............     45      Director
Roger C. Ferguson.............     57      Director
Richard B. Lieb...............     52      Director
Larry D. Mitchell.............     57      Director

    JERRY S. RAWLS has served as a member of our Board of Directors since
March 1989, as our President since April 1989 and as our Chief Executive Officer since August 1999. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

    FRANK H. LEVINSON founded Finisar in April 1987 and has served as a member of our Board of Directors since February 1988 and as our Chairman of the Board and Chief Technical Officer since August 1999. Mr. Levinson also served as our Chief Executive Officer from February 1988 to August 1999. From September 1980 to December 1983, Mr. Levinson was a Member of Technical Staff at AT&T Bell Laboratories. From January 1984 to July 1984, he was a Member of Technical Staff at Bellcore, a provider of services and products to the communications industry. From April 1985 to December 1985, Mr. Levinson was the principal optical scientist at Raychem Corporation, and from January 1986 to February 1988, he was Optical Department Manager at Raynet, Inc., a fiber optic systems company.
Mr. Levinson holds a B.S. in Mathematics/Physics from Butler University and an M.S. and Ph.D. in Astronomy from the University of Virginia.

    MARK J. FARLEY has served as our Vice President, Digital Systems Engineering since April 1996. From August 1991 to April 1996, Mr. Farley was a consulting design engineer. During that time, Mr. Farley was heavily involved in the design of Finisar's early products. From September 1986 to August 1991, Mr. Farley was a hardware design manager with Raynet, Inc. From September 1984 to September 1986, he was a hardware design manager at Tandem Computers.
Mr. Farley holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

    JAN LIPSON has served as our Vice President, Optical Engineering since April 1998. From June 1995 to April 1998, Mr. Lipson was Vice-President, Advanced Technology for Ortel Corporation, a fiber optic components supplier to the cable television industry. From March 1982 to June 1995, Mr. Lipson was employed by AT&T Bell Laboratories, and most recently held the position of Department Head and Development Manager for the Subsystems Development Group in the Lightwave Communications Area. From October 1978 to March 1982, Mr. Lipson was a member of the technical staff at Los Alamos

National Labs. Mr. Lipson holds a B.S. in Physics from the California Institute of Technology, a Ph.D. in Physics from the University of California at San Diego and an M.B.A. from the University of Pittsburgh.

    STEPHEN K. WORKMAN has served as our Vice President, Finance and Chief Financial Officer since March 1999 and as our Secretary since August 1999. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

    MICHAEL C. CHILD has been a member of our Board of Directors since
November 1998. Mr. Child has been employed by TA Associates, Inc., a venture capital investment firm, since July 1982 where he currently serves as a Managing Director. Mr. Child also serves on the Board of Directors of Fargo Electronics and several private companies. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business.

    ROGER J. FERGUSON has been a member of our Board of Directors since
August 1999. Mr. Ferguson has served as Chief Executive Officer of Semio Inc., an early stage software company, since July 1999 and as a principal in VenCraft, LLC, a venture capital partnership, since July 1997. From 1993 to 1997, Mr. Ferguson was Chief Executive Officer of DataTools, Inc., a database software company. From 1987 to 1993, Mr. Ferguson served as Chief Operating Officer for Network General Inc., a network analysis company. Mr. Ferguson also serves on the Boards of Directors of Microtest, Inc. and several private companies.
Mr. Ferguson holds a B.A. in Psychology from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth.

    RICHARD B. LIEB has been a member of our Board of Directors since
October 1999. Since November 1990 Mr. Lieb has served as Executive President of SEI Investments, an investment and investment processing business solutions company. Mr. Lieb holds a B.A. in History from Duke University and an M.A. in Public Administration from the Wharton School of Business at the University of Pennsylvania.

    LARRY D. MITCHELL has been a member of our Board of Directors since
October 1999. Mr. Mitchell has been retired since October 1997. From
October 1994 to October 1997, he served as a site General Manager in Roseville, California for Hewlett-Packard. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

    Our President, Secretary and Chief Financial Officer are elected by the Board of Directors, all other executive officers are elected by the Board of Directors or appointed by the President, and all officers serve at the discretion of the Board of Directors. Each of our officers and directors, other than non-employee directors, devotes his full time to the affairs of Finisar.

ITEM 11.  EXECUTIVE COMPENSATION (SEE ITEM 13 BELOW)

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (SEE
          ITEM 13 BELOW)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (SEE BELOW)

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 11, 12 and 13 of Form 10-K is omitted since the Company will file with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended April 30, 2000, a definitive proxy statement pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Stockholders, and the information required by such items is incorporated by reference to information to be set forth in such proxy statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)  FINANCIAL STATEMENTS

    See Index to Financial Statements and Financial Statement Schedule at page 39 of this Form 10-K.

    (2) FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Finisar is filed as part of this Registration Statement and should be read in conjunction with the financial statements and related notes.

SCHEDULE                                                        PAGE
--------                                                      --------
II--Valuation and Qualifying Accounts.......................     62

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) EXHIBITS

    The exhibits listed in the Index to Exhibits are filed as part of this Report (see page 64).

(b) Reports on Form 8-K

    Finisar did not file or amend any reports on Form 8-K during the quarter ended April 30, 2000.

                              FINISAR CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS
                                         ------------------------------------------------------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER      DEDUCTIONS--     END OF
                                            PERIOD       EXPENSES     ACCOUNTS     WRITE-OFFS      PERIOD
                                         ------------   ----------   ----------   ------------   ----------
                                                                   (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended April 30, 1998............    $     --      $ 16,538       $  --        $  --        $ 16,538
  Year ended April 30, 1999............      16,538       248,600          --           --         265,138
  Year ended April 30, 2000............     265,138       190,218          --           --       455,356

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: July 20, 2000                                    FINISAR CORPORATION

                                                       By:              /s/ JERRY S. RAWLS
                                                            -----------------------------------------
                                                                          Jerry S. Rawls
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President and Chief
                 /s/ JERRY S. RAWLS                      Executive Officer
     -------------------------------------------         (Principal Executive         July 20, 2000
                   Jerry S. Rawls                        Officer)

                /s/ FRANK H. LEVINSON
     -------------------------------------------       Chairman of the Board and      July 20, 2000
                  Frank H. Levinson                      Chief Technical Officer

                                                       Vice President, Finance,
               /s/ STEPHEN K. WORKMAN                    Chief Financial Officer
     -------------------------------------------         and Secretary (Principal     July 20, 2000
                 Stephen K. Workman                      Financial and Accounting
                                                         Officer)

                /s/ MICHAEL C. CHILD
     -------------------------------------------       Director                       July 20, 2000
                  Michael C. Child

                /s/ ROGER C. FERGUSON
     -------------------------------------------       Director                       July 20, 2000
                  Roger C. Ferguson

                 /s/ RICHARD B. LIEB
     -------------------------------------------       Director                       July 20, 2000
                   Richard B. Lieb

                /s/ LARRY D. MITCHELL
     -------------------------------------------       Director                       July 20, 2000
                  Larry D. Mitchell

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
          3.4           Bylaws of Registrant (1)

          3.5           Restated Certificate of Incorporation of Registrant (1)

          4.1           Specimen certificate representing the common stock (1)

         10.1           Form of Indemnity Agreement between Registrant and
                          Registrant's directors and officers (1)

         10.2           1989 Stock Option Plan (1)

         10.3           1999 Stock Option Plan (1)

         10.4           1999 Employee Stock Purchase Plan (1)

         10.5           Securities Purchase Agreement between Registrant and certain investors, dated as of November 6, 1998 (1)

         10.6           Shareholders' Agreement among Registrant and certain of its shareholders, dated as of November 6, 1998 (1)

         10.7           Voting Agreement among Registrant and certain of its
                          shareholders, dated as of November 6, 1998 (1)

         10.8           Loan Agreement between Registrant and Fleet National Bank, dated as of November 6, 1998 (1)

         10.9           Security Agreement between Registrant and Fleet National
                          Bank, dated as of November 4, 1998 (1)

         10.10          Security Agreement Re: Contracts, Leases, License and
                          Permits between Registrant and Fleet National Bank, dated
                          as of November 4, 1998 (1)

         10.11          Building Office Lease for 582 Market Street, Suite 609-610,
                          San Francisco, CA, dated December 17, 1996 between
                          Registrant and Niantic Corporation (1)

         10.12          Building Lease for 274 Ferguson Drive, Mountain View, CA,
                          dated April 30, 1997 between Registrant and DM Group VIII
                          and DM Group VIII-E (1)

         10.13          Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA,
                          dated May 26, 1999 between Registrant and Aetna Life
                          Insurance Company (1)

         23.1           Consent of Ernst & Young LLP, Independent Auditors

         27.1           Financial Data Schedule

------------------------

(1) Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-87017).