Form 10-Q
period 2000-07-31
FINISAR CORP
filed 2000-09-13
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

MARK ONE

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                              FINISAR CORPORATION

             (Exact name of Registrant as specified in its charter)

               DELAWARE                        000-27999                   94-3038428
    (State or other jurisdiction of      (Commission File No.)          (I.R.S. Employer
    incorporation or organization)                                     Identification No.)

        1308 MOFFETT PARK DRIVE                                               94089
         SUNNYVALE, CALIFORNIA                                             (Zip Code)
    (Address of principal executive
               offices)

        Registrant's telephone number, including area code: 408-548-1000

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At July 31, 2000 there were 160,112,969 shares of the registrant's common stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JULY 31, 2000

                                                                       PAGE
                                                                       ----
PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

           Condensed Balance Sheets (unaudited) as of April 30, 2000
           and July 31, 2000.........................................      2

           Condensed Statements of Operations (unaudited) for the
           three months ended July 31, 1999 and July 31, 2000........      3

           Condensed Statements of Cash Flows (unaudited) for the
           three months ended July 31, 1999 and July 31, 2000........      4

           Notes to Condensed Financial Statements (unaudited).......      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...     27

PART II OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     28

Item 6.  Exhibits and Reports on Form 8-K............................     29

Signatures...........................................................     30

Index to Exhibits....................................................     31

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FINISAR CORPORATION

                            CONDENSED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              APRIL 30,    JULY 31,
                                                                2000         2000
                                                              ---------   -----------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $171,194      $103,022
  Short-term investments....................................   149,541       212,083
  Accounts receivable-trade (net)...........................    14,348        20,215
  Accounts receivable, other................................       151         1,079
  Inventories...............................................    16,494        23,594
  Income tax receivable.....................................       148           148
  Deferred income taxes.....................................     2,653         2,524
  Prepaid expenses..........................................       278           473
                                                              --------      --------
Total current assets........................................   354,807       363,138
Other assets................................................       809           733
Property, equipment and improvements, net...................     9,426        11,694
                                                              --------      --------
Total assets................................................  $365,042      $375,565
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,908      $  8,397
  Accrued compensation......................................     3,001         1,934
  Other accrued liabilities.................................     3,065         3,163
  Income tax payable........................................       122         2,099
                                                              --------      --------
Total current liabilities...................................    12,096        15,593
                                                              --------      --------
Long-term liabilities:
  Deferred Tax Liability....................................       392           392
  Other long-term liabilities...............................       132           132
                                                              --------      --------
Total long-term liabilities.................................       524           524
                                                              --------      --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at April 30,
    2000 and July 31, 2000..................................        --            --
  Common stock:
    $0.001 par value, 200,000,000 shares authorized:
      159,842,784 and 160,112,969 shares issued and
      outstanding at April 30, 2000 and July 31, 2000
      respectively..........................................       160           160
  Additional paid-in capital................................   384,526       385,927
  Notes receivable from stockholders........................    (3,248)       (2,921)
  Deferred stock compensation...............................    (9,404)       (7,705)
  Accumulated other comprehensive income (loss).............      (182)          194
  Retained earnings (accumulated deficit)...................   (19,430)      (16,207)
                                                              --------      --------
Total stockholders' equity..................................   352,422       359,448
                                                              --------      --------
Total liabilities and stockholders' equity..................  $365,042      $375,565
                                                              ========      ========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $ 27,212   $ 13,879
Cost of revenues............................................    16,471      6,252
                                                              --------   --------
Gross profit................................................    10,741      7,627
                                                              --------   --------
Operating expenses:
  Research and development..................................     4,314      2,840
  Sales and marketing.......................................     2,507      1,542
  General and administrative................................     1,385        759
  Amortization of deferred stock compensation...............     1,699        287
                                                              --------   --------
Total operating expenses....................................     9,905      5,428
                                                              --------   --------
Income from operations......................................       836      2,199
Interest income (expense), net..............................     4,445        (89)
Other non-operating income (expense) net....................       (22)       (28)
                                                              --------   --------
Income before income taxes..................................     5,259      2,082
Provision for income taxes..................................     2,036        829
                                                              --------   --------
Net income..................................................  $  3,223   $  1,253
                                                              ========   ========
Net income per share:
  Basic.....................................................  $   0.02   $   0.01
                                                              ========   ========
  Diluted...................................................  $   0.02   $   0.01
                                                              ========   ========

Shares used in computing net income per share:
  Basic.....................................................   149,951     88,392
                                                              ========   ========
  Diluted...................................................   165,313    127,830
                                                              ========   ========

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  3,223   $ 1,253
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization.............................       648       176
  Amortization of deferred stock compensation...............     1,699       287
  Loss on fixed assets disposal.............................        --        --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (6,795)     (906)
  Inventories...............................................    (7,100)   (1,723)
  Other assets..............................................        10      (140)
  Deferred income taxes.....................................        --        --
  Accounts payable..........................................     2,489     1,120
  Accrued compensation......................................    (1,067)      (96)
  Income tax payable........................................     1,977       469
  Other accrued liabilities.................................        98       473
                                                              --------   -------
Net cash provided by (used in) operating activities.........    (4,818)      913
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................    (2,916)     (550)
Purchase of short-term investments..........................   (62,166)       --
Sale of short-term investments..............................        --        --
                                                              --------   -------
Net cash used in investing activities.......................   (65,082)     (550)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations.......................        --       (16)
Proceeds from exercise of stock options, net of loans and
  repurchase of unvested shares.............................     1,728        13
                                                              --------   -------
Net cash provided by (used in) financing activities.........     1,728        (3)
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........   (68,172)      360
Cash and cash equivalents at beginning of period............   171,194     5,044
                                                              --------   -------
Cash and cash equivalents at end of period..................  $103,022   $ 5,404
                                                              ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     --   $   188
                                                              ========   =======
  Cash paid for taxes.......................................  $     50   $   360
                                                              ========   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Issuance of common stock in exchange for notes
    receivable..............................................  $    108   $   151
                                                              ========   =======

                            SEE ACCOMPANYING NOTES.

                              FINISAR CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

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

INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

    The interim financial information at July 31, 2000 and for the three months ended July 31, 2000 and 1999 is unaudited but, in the opinion of management, has been prepared on the same basis as the annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) that Finisar considers necessary for a fair presentation of its financial position at such date and its operating results and cash flows for those periods. Results for the interim period are not necessarily indicative of the results to be expected for the entire year, or any future period.

    The balance sheet at July 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

FISCAL PERIODS

    In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively and the first quarter of fiscal 2001 ended on July 30, 2000.

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from two customers represented 24.7% and 12.5% of the total balance at April 30, 2000 and two customers represented 18.5% and 22.2% of the total balance at July 31, 2000, respectively. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

    Finisar sells products primarily to customers located in North America. During the quarter ended July 31, 1999, revenues from two customers represented 36% and 19.2% and during the quarter ended July 31, 2000 revenues from 4 customers represented 10.6%, 17.5%, 21.3% and 11% of net revenues.

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

SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At July 31, 2000, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through February 1, 2003. The difference between market value and cost of these securities at July 31, 2000 was a gain of $202,360 or $194,276 on an after-tax basis and at April 30, 2000 was a loss of $302,608 or $182,065 on an after tax basis.

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

COMPREHENSIVE INCOME

    Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). establishes rules for reporting and display of comprehensive income and its components.
SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized gain on available-for-sale securities in quarter ended July 31, 2000 was $504,968 or $376,341 on an after-tax basis.

SEGMENT REPORTING

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined it operates only in one segment.

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

2. NET INCOME PER SHARE

    The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Numerator:
  Net income................................................  $ 3,223    $ 1,253
                                                              =======    =======
Historical:
Denominator for basic net income per share:
  Weighted-average shares outstanding--basic................  149,951     88,392
                                                              -------    -------
Effect of dilutive securities:
  Employee stock options....................................    5,293      3,720
  Stock subject to repurchase...............................   10,069      8,772
  Convertible redeemable preferred stock....................       --     26,946
                                                              -------    -------
Dilutive potential common shares............................   15,362     39,438
                                                              -------    -------
Denominator for diluted net income per share................  165,313    127,830
                                                              =======    =======
Basic net income per share..................................  $  0.02    $  0.01
                                                              =======    =======
Diluted net income per share................................  $  0.02    $  0.01
                                                              =======    =======

                              FINISAR CORPORATION

                                  (UNAUDITED)

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                            APRIL 30,   JULY 31,
                                                              2000        2000
                                                            ---------   --------
Raw materials.............................................   $ 8,960    $15,822
Work-in-process...........................................     6,524      6,903
Finished goods............................................     1,010        869
                                                             -------    -------
                                                             $16,494    $23,594
                                                             =======    =======

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements consist of the following (in thousands):

                                                            APRIL 30,   JULY 31,
                                                              2000        2000
                                                            ---------   --------
Computer equipment........................................   $2,603     $ 1,954
Office equipment, furniture, and fixtures.................      833       1,186
Machinery and equipment...................................    6,144       9,107
Leasehold improvements....................................    1,470       1,719
                                                             ------     -------
                                                             11,050      13,966
Accumulated depreciation and amortization.................   (1,624)     (2,272)
                                                             ------     -------
Property and equipment, net...............................   $9,426     $11,694
                                                             ======     =======

5. INCOME TAXES

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6. DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods. Amounts to be recorded in future periods could

                              FINISAR CORPORATION

                                  (UNAUDITED)

6. DEFERRED STOCK COMPENSATION (CONTINUED) decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

                                                                DEFERRED
                                                                 STOCK
                                                              COMPENSATION   AMORTIZATION
                                                               GENERATED       EXPENSE
                                                              ------------   ------------
Fiscal year ended April 30, 1999............................     $ 2,403        $   428
Fiscal year ended April 30, 2000............................      12,959          5,530
First quarter ended July 31, 2000 (unaudited)...............          --          1,699
Second quarter ending October 31, 2000 (unaudited)..........          --            940
Third quarter ending January 31, 2001 (unaudited)...........          --            901
Fourth quarter ending April 30, 2001 (unaudited)............          --            888
Fiscal year ending April 30, 2002 (unaudited)...............          --          2,659
Fiscal year ending April 30, 2003 (unaudited)...............          --          1,467
Fiscal year ending April 30, 2004 (unaudited)...............          --            715
Fiscal year ending April 30, 2005 (unaudited)...............          --            135
                                                                 -------        -------
Total.......................................................     $15,362        $15,362
                                                                 =======        =======

7. SUBSEQUENT EVENT

    On August 16, 2000 Finisar Corporation announced it had entered into a definitive agreement to acquire privately-held Sensors Unlimited, Inc. Sensors Unlimited, headquartered in Princeton, New Jersey, is a leading supplier of optical components that monitor the performance of dense wavelength division multiplexing (DWDM) systems. Sensors Unlimited has developed photodiode array technology based on indium gallium arsenide (InGaAs) which is emerging as a cost effective way to optimize the use of existing bandwidth in DWDM fiber optic networks.

    Under the terms of the agreement, Sensors Unlimited will merge with a wholly-owned subsidiary of Finisar, and Sensors Unlimited stockholders will be entitled to receive up to approximately 20.9 million shares of Finisar Common Stock including shares issuable upon exercise of options assumed in the merger. The Sensors Unlimited stockholders may elect to receive cash payments in lieu of up to 10% of the shares issuable to them. The transaction will be accounted for as a purchase and is intended to qualify as a tax-free reorganization. The closing price of Finisar's Common Stock on August 15, 2000 was $32.50 per share, giving the transaction an approximate value of $700 million.

    Following the merger, Sensors Unlimited will operate as a subsidiary of Finisar at its current facility in Princeton, New Jersey. Greg Olsen, Sensors Unlimited's founder and its President and CEO, will join Finisar as an Executive Vice President and a member of Finisar's Board of Directors. Olsen will also continue to serve as President and CEO of the Sensors Unlimited subsidiary.

    The transaction is expected to be completed in the fourth quarter of calendar 2000 and is subject to approval by Sensors Unlimited's stockholders, the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act, and other customary conditions.

    For the fiscal year ended December 31, 1999, Sensors Unlimited recorded product revenues of $8.4 million and pretax income of $3.3 million (as an S corporation). For the twelve months ended June 30, 2000, Sensors Unlimited recorded unaudited product revenues of $14.9 million and pretax income of $6.0 million (as an S corporation). Historically, a substantial portion of their expenses for research and development have been offset by government research contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "--Risk Factors That Could Affect Our Future Performance." The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

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

    Finisar was founded in 1988. We funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151 million from the initial public offering of shares of our common stock, and in April 2000 we received $191 million from an additional public offering of shares of our common stock.

    Our revenues are derived principally from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Sales to our two largest customers accounted for 55.2% of our revenues for the quarter ended July 31, 1999 and 38.8% of our revenues for the quarter ended July 31, 2000. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $2.4 million in fiscal 1999 and $13.0 million in fiscal 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period which is typically five years. We amortized $287,000 and $1.7 million of deferred compensation during quarters ended July 31, 1999 and July 31, 2000. We expect to record additional amortization expense relating to deferred stock compensation approximately as follows: $2.7 million during the remainder of fiscal 2001, $2.7 million during fiscal 2002, $1.5 million during fiscal 2003 and $850,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS
                                                                 ENDED JULY 31,
                                                             -----------------------
                                                               1999           2000
                                                             --------       --------
Revenues...................................................   100.0%         100.0%
Cost of revenues...........................................    45.0           60.5
                                                              -----          -----
Gross profit...............................................    55.0           39.5
                                                              -----          -----
Operating expenses:
  Research and development.................................    20.5           15.9
  Sales and marketing......................................    11.1            9.2
  General and administrative...............................     5.5            5.1
  Amortization of deferred stock compensation..............     2.1            6.2
                                                              -----          -----
    Total operating expenses...............................    39.2           36.4
                                                              -----          -----
Income from operations.....................................    15.8            3.1
Interest income (expense), net.............................    (0.6)          16.3
Other non-operating income (expense), net..................    (0.2)          (0.1)
                                                              -----          -----
Income before income taxes.................................    15.0           19.3
Provision for income taxes.................................     6.0            7.5
                                                              -----          -----
Net income.................................................     9.0%          11.8%
                                                              =====          =====

    Finisar operates in one reportable segment, the design, manufacture and marketing of fiber optic subsystems and network performance test systems for high-speed data communications. The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's product (in thousands):

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                1999           2000
                                                                ----         --------
Revenues (thousands):
  Optical subsystems........................................  $ 9,480        $22,038
  Test Instruments..........................................    4,399          5,174
                                                              -------        -------
                                                              $13,879        $27,212
                                                              =======        =======

Geographic coverage (thousands):
  United States.............................................  $ 8,129        $23,142
  Canada....................................................    4,877          2,877
  Rest of the World.........................................      873          1,193
                                                              -------        -------
                                                              $13,879        $27,212
                                                              =======        =======

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                1999           2000
                                                                ----         --------
As a percent of revenues:
  Optical subsystems........................................     68.3%          81.0%
  Test Instruments..........................................     31.7           19.0
                                                              -------        -------
                                                                100.0%         100.0%
                                                              =======        =======

Geographic coverage:
  United States.............................................     58.6%          85.0%
  Canada....................................................     35.1           10.6
  Rest of the World.........................................      6.3            4.4
                                                              -------        -------
                                                                100.0%         100.0%
                                                              =======        =======

    Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

COMPARISON OF FISCAL QUARTERS ENDED JULY 31, 1999 AND JULY 31, 2000

    REVENUES.  Revenues increased 96% from $13.9 million in quarter ended
July 31, 1999 to $27.2 million in quarter ended July 31, 2000. This reflects a 132% increase in sales of optical subsystems from $9.5 million in quarter ended July 31, 1999 to $22.0 million in quarter ended July 31, 2000 and a 17.6% increase in sales of test systems from $4.4 million in quarter ended July 31, 1999 to $5.2 million in quarter ended July 31, 2000. Sales of optical subsystems and test systems represented 81.0% and 19.0%, respectively, of total revenues in quarter ended July 31, 2000, and 68.3% and 31.7%, respectively, in quarter ended July 31, 1999. Sales to our four principal customers during the quarters ended July 31, 1999 and 2000 were as follows:

                                                                    QUARTER                 QUARTER
                                                                     ENDED                   ENDED
                                                                   JULY 31,                JULY 31,
                                                              -------------------   -----------------------
                                                                1999       2000       1999           2000
                                                              --------   --------   --------       --------
                                                                   SALES (IN             PERCENTAGE OF
                                                                   MILLIONS)               REVENUES
Alcatel Networks Corporation (formerly Newbridge
  Networks).................................................    $5.0       $2.9       36.0%          10.6%
Brocade Communications Systems..............................    $0.0       $4.8        0.0%          17.5%
EMC.........................................................    $2.7       $5.8       19.2%          21.3%
Emulex......................................................    $0.4       $3.0        3.2%          11.0%

    GROSS PROFIT. Gross profit increased from $7.6 million in quarter ended July 31, 1999 to $10.7 million in quarter ended July 31, 2000. As a percentage of revenues, gross profit decreased from 55.0% in quarter ended July 31, 1999 to 39.5% in quarter ended July 31, 2000. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels and a higher percentage of total revenues from the sale of optical subsystems (68.3% in quarter ended July 31, 1999 and 81.0% in quarter ended
July 31, 2000) which generally have lower gross margins than test systems.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 52% from $2.8 million in quarter ended July 31, 1999 to $4.3 million in quarter ended July 31, 2000. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses as a percentage of revenues decreased from 20.5% in quarter ended July 31, 1999 to 15.9% in quarter ended July 31, 2000.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 62.6% from $1.5 million in quarter ended July 31, 1999 to $2.5 million in quarter ended July 31, 2000. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of revenues decreased from 11.1% in quarter ended July 31, 1999 to 9.2% in quarter ended July 31, 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 82.5% from $0.8 million in quarter ended July 31, 1999 to $1.4 million in quarter ended July 31, 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses decreased as a percent of revenues from 5.5% in quarter ended July 31, 1999 to 5.1% in quarter ended July 31, 2000.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $4,4 million in quarter ended July 31, 2000, compares to net interest expense of $89,000 in quarter ended July 31, 1999. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering in November 1999 and an additional public offering in April 2000. Interest expense in fiscal 1999 is related primarily to borrowings of $11.0 million commencing in November of 1998 which were repaid from the proceeds of the public offering in November 1999.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased from $829,000 in quarter ended July 31, 1999 to $2.0 million in quarter ended
July 31, 2000 reflecting an effective tax rate of 39.8% and 38.7%, respectively. Excluding the nondeductible charge for the amortization of deferred compensation in both years, the effective tax rate was 35.0% in quarter ended July 31, 1999 and 29.3% in quarter ended July 31, 2000. The decrease reflects in part the nontaxable nature of a portion of interest income earned during quarter ended July 31, 2000. The effective tax rate differs from the statutory rate primarily due to state taxes offset by research and development credits and projected benefits from a foreign sales corporation. See Note 8 to our financial statements included in our Form 10-K for the fiscal year ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151 million from the initial public offering of our common stock, and in April 2000 we received $191 million from an additional public offering.

    As of July 31, 2000, our principal sources of liquidity were $315.1 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of July 31, 2000.

    Net cash used in operating activities totaled $4.8 million in quarter ended July 31, 2000 while $0.9 million was provided by operating activities in quarter ended July 31, 1999. The use of net cash in operating activities in quarter ended July 31, 2000 was primarily a result of continuing growth in revenues and net income which was more than offset by an increase in assets and liabilities for working capital purposes. Cash provided by operations during quarter ended July 31, 1999 was primarily a result of continued growth in revenues and net income offset in part by an increase in related assets and liabilities for working capital purposes.

    Net cash used in investing activities of $65.1 million in quarter ended July 31, 2000 consisted primarily of short-term investments totaling
$62.2 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during quarter ended July 31, 2000 consisted primarily of purchases of equipment and leasehold improvements totaling $2.9 million. Net cash used in investing activities of $.6 million in quarter ended July 31, 1999 consisted primarily of purchases of equipment.

    Net cash provided by financing activities in the quarter ended July 31, 2000 reflected net proceeds to us of $1.7 million from the exercise of employee stock options, net of loans and repurchase of unvested shares. Net cash provided by financing activities totaled $0.0 million in quarter ended July 31, 1999.

    We had no material commitments for capital expenditures at July 31, 2000. We have total minimum lease obligations of $12.4 million from April 30, 2000 through April 30, 2007, under non-cancelable operating leases.

    We believe that our existing balances of cash and cash equivalents, together with our available credit facilities and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENT

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are currently evaluating the impact of SAB 101. Should we determine that a change in our accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Financial statements for prior periods would not be restated.

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

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to Alcatel Networks Corporation (formerly Newbridge Networks Corporation), Brocade Communications Systems, EMC Corporation and Emulex and represented 10.6%, 17.5%, 21.3% and 11.0% respectively, of our revenues during quarter ended July 31, 2000 and 36.0%, 0.0%, 19.2% and 3.2%, respectively, of our revenues for quarter ended July 31, 1999. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

    We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Part II, Item 1.--Legal Proceedings."

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

    Our executive officers, directors and 5% or greater stockholders beneficially own approximately 73.3 million shares or 46% of the outstanding shares of our common stock. These stockholders, acting together, would be able to effectively control all matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

       Reference is hereby made to the Exhibit Index commencing on page 31.

    b.  Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 13, 2000                               FINISAR CORPORATION

                                                       By:              /s/ JERRY S. RAWLS
                                                            -----------------------------------------
                                                                          Jerry S. Rawls
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ STEPHEN K. WORKMAN
                                                            -----------------------------------------
                                                                       Stephen K. Workman,
                                                                   VICE PRESIDENT, FINANCE AND
                                                                     CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF DOCUMENT
---------------------   -----------------------
        27.1            Financial Data Schedule