Form 10-K/A
period 2000-04-30
FINISAR CORP
filed 2000-12-08
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                  FORM 10-K/A

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

                                 Yes  /X/  No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 30, 2000 was $2,703,000,000 based on the closing price of such stock on such date of $23.3125 per share.

    At November 30, 2000 there were 185,239,557 shares of the registrant's common stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.   Business....................................................      3

Item 2.   Properties..................................................     27

Item 3.   Legal Proceedings...........................................     28

Item 4.   Submission of Matters to a Vote of Security Holders and
            Executive Officers of the Company.........................     28

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................     29

Item 6.   Selected Financial Data.....................................     29

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     30

Item 8.   Financial Statements and Supplementary Data.................     39

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     59

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     59

Item 11.  Executive Compensation......................................     61

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     65

Item 13.  Certain Relationships and Related Transactions..............     65

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     66

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors, and their ages as of November 30, 2000, are as follows:

NAME                              AGE                               POSITION(S)
----                            --------   --------------------------------------------------------------
Jerry S. Rawls................     55      President, Chief Executive Officer and Director
Frank H. Levinson.............     47      Chairman of the Board and Chief Technical Officer
Mark J. Farley................     38      Vice President, Digital Systems Engineering
Jan Lipson....................     49      Vice President, Optical Engineering
Stephen K. Workman............     49      Vice President, Finance, Chief Financial Officer and Secretary
Gregory H. Olsen..............     55      Executive Vice President and Director
Michael C. Child..............     45      Director
Roger C. Ferguson.............     57      Director
Richard B. Lieb...............     52      Director
Larry D. Mitchell.............     57      Director

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

    MICHAEL C. CHILD has been a member of our Board of Directors since November 1998. Mr. Child has been employed by TA Associates, Inc., a venture capital investment firm, since July 1982 where he currently serves as a Managing Director. Mr. Child also serves on the Board of Directors of Fargo Electronics. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business.

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

    RICHARD B. LIEB has been a member of our Board of Directors since October 1999. Since November 1990 Mr. Lieb has served as Executive President of SEI Investments, an investment and investment processing business solutions company. He is also on the Advisory Board of Cross Atlantic Technology Fund, a technology venture capital fund in Radnor, Pennsylvania. Mr. Lieb holds a B.A. in History from Duke University and an M.A. in Public Administration from the Wharton School of Business at the University of Pennsylvania.

    LARRY D. MITCHELL has been a member of our Board of Directors since
October 1999. Mr. Mitchell has been retired since October 1997. From
October 1994 to October 1997, he served as a site General Manager in Roseville, California for Hewlett-Packard. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

    GREGORY H. OLSEN has served on our Board of Directors, as our Executive Vice President and President and Chief Executive Officer of Sensors Unlimited, Inc., a wholly owned subsidiary of Finisar, since the closing of the acquisition of Sensors in October 2000. Dr. Olsen founded Sensors Unlimited, a fiber optic component company, in 1991 and has served as its President and Chief Executive Officer since inception. In 1984 Dr. Olsen founded EPITAXX, Inc., and served as its President and Chief Executive Officer from inception 1990 when EPITAXX was acquired by Nippon Sheet Glass. Dr. Olsen holds a BS Physics, a BSEE and MS Physics (magna cum laude) from Fairleigh Dickenson University and a Ph.D. in Material Science from the University of Virginia.

    Our President, Secretary and Chief Financial Officer are elected by the Board of Directors, all other executive officers are elected by the Board of Directors or appointed by the President, and all officers serve at the discretion of the Board of Directors. Each of our officers and directors, other than non-employee directors, devotes his full time to the affairs of Finisar.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Finisar with copies of all Section 16(a) forms filed by such person.

    Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except that three statements of changes in beneficial ownership involving three transactions were not timely filed for Jerry Rawls, Frank Levinson, and Mark Farley in conjunction with the sale of stock in a public offering of common stock in April 2000; and three statements of changes in beneficial ownership involving three transactions for Jan Lipson, Mark Farley, and Steve Workman for shares purchased pursuant to our employee stock purchase plan in May 2000 were not timely filed.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2000, during the fiscal years ended April 30, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM
                                                                                           COMPENSATION
                                                  ANNUAL COMPENSATION                         AWARDS
                                  --------------------------------------------------        SECURITIES
NAME AND PRINCIPAL                                                      OTHER ANNUAL        UNDERLYING           ALL OTHER
     POSITION                     YEAR       SALARY      BONUS(1)       COMPENSATION         OPTIONS           COMPENSATION
------------------                ----      --------    ----------   ------------------    ------------        ------------
Jerry S. Rawls.............       2000      $200,000    $    1,000         $1,923                    --
 President and Chief              1999      $189,423    $  106,192         $4,677                    --             $    --
 Executive Officer                1998      $166,346    $   94,000                                   --
Frank Levinson.............       2000      $200,000    $    1,000         $2,308                    --
 Chief Technical Officer          1999      $189,423    $  106,192         $3,581                    --             $    --
                                  1998      $166,385    $   94,000                                   --
Mark J. Farley.............       2000      $165,000    $    6,000         $1,587                    --
 Vice President, Digital          1999      $149,423    $   64,731         $2,857                    --             $    --
 Systems Engineering              1998      $128,846    $   53,000                                   --
Jan Lipson.................       2000      $150,000    $    6,000         $1,731                    --
 Vice President, Optical          1999      $142,308    $   44,077         $  162               900,000(2)          $    --
 Engineering                      1998            --            --             --                    --
Stephen K. Workman.........       2000      $150,000    $    6,000         $1,298                    --
 Vice President, Finance,         1999      $ 17,308    $    3,500                              600,000(2)
 Chief Financial Officer and      1998            --            --             --                    --                  --
 Secretary

-------------------
(1) See "Report Of The Compensation Committee On Executive Compensation."

(2) This option is immediately exercisable, subject to a right of repurchase in favor of Finisar which lapses at a rate of 20% per year over a period of five years.

STOCK OPTIONS GRANTED IN FISCAL 2000

    No options were granted to the persons named in the Summary Compensation Table during the fiscal year ended April 30, 2000.

OPTION EXERCISES AND FISCAL 2000 YEAR-END VALUES

    The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended April 30, 2000, and unexercised options held as of April 30, 2000, by the persons named in the Summary Compensation Table above. There were no exercises of options by any of the officers named in the Summary Compensation Table during the fiscal year ended April 30, 2000.

       AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                      NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                       AT FISCAL YEAR END                 AT FISCAL YEAR END(1)
                               --------------------------------     -------------------------------
            NAME
            ----
                               EXERCISABLE(2)     UNEXERCISABLE     EXERCISABLE(2)    UNEXERCISABLE
                               -----------        -------------     -----------       -------------
Jerry S. Rawls..............            --                   --     $        --           $      --
Frank H. Levinson...........            --                   --              --                  --
Mark J. Farley..............     1,884,620                   --     $70,320,826                  --
Jan Lipson..................            --                   --              --                  --
Stephen K. Workman..........            --                   --              --                  --

-------------------
(1) Based on a fair market value of $37.313, the closing price of our common stock on April 28, 2000, as reported by the Nasdaq National Market.

(2) Stock options granted under the 1999 Option Plan prior to our initial public offering of common stock in November 1999 are generally immediately exercisable at the date of grant, but shares received upon exercise of unvested options are subject to repurchase by Finisar. Options granted after this date under the 1999 Option Plan are generally not immediately exercisable at the date of grant.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    There are no employment contracts or change-in-control arrangements with any of the officers named in the Summary Compensation Table above.

COMPENSATION OF DIRECTORS

    Our directors do not receive cash compensation for their services as directors or members of committees of the Board of Directors. However, non-employee directors are eligible to receive stock options. We do reimburse directors for their reasonable expenses incurred in attending meetings of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

    The Compensation Committee for fiscal year 2000 was composed of Michael
C. Child and Roger C. Ferguson. No interlocking relationships exist between any member of our Compensation Committee and any member of any other company's board of directors or compensation committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of our officers, and establishes and reviews general policies relating to compensation and benefits of our employees.

                      REPORT OF THE COMPENSATION COMMITTEE

                            ON EXECUTIVE COMPENSATION

COMPENSATION PHILOSOPHY

    The goals of our compensation policy are to attract, retain and reward executive officers who contribute to our overall success by offering compensation that is competitive in the networking industry, to motivate executives to achieve our business objectives and to align the interests of officers with the long-term interests of stockholders. We currently uses salary, bonuses and stock options to meet these goals.

FORM OF COMPENSATION

    We provide our executive officers with a compensation package consisting of base salary, incentive bonuses and participation in benefit plans generally available to other employees. In setting total compensation, the

Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

    BASE SALARY. Salaries for executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the networking industry for individuals of similar education and background to the executive officers being recruited. We also give consideration to the individual's experience, reputation in his or her industry and expected contributions to Finisar. Salaries are generally reviewed annually by the Compensation Committee and are subject to increases based on (i) the Compensation Committee's determination that the individual's level of contribution to Finisar has increased since his or her salary had last been reviewed and (ii) increases in competitive pay levels.

    BONUSES. It is our policy that a substantial component of each officer's potential annual compensation take the form of a performance-based bonus. Bonus payments to officers other than the Chief Executive Officer are determined by the Compensation Committee, in consultation with the Chief Executive Officer, based on our financial performance and the achievement of the officer's individual performance objectives. The Chief Executive Officer's bonus is determined by the Compensation Committee, without participation by the Chief Executive Officer, based on the same factors.

    LONG-TERM INCENTIVES. Longer term incentives are provided through the 1999 Stock Option Plan, which rewards executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership is highly motivating, provides a major incentive for employees to build stockholder value and serves to align the interests of employees with those of stockholders. Grants of stock options to executive officers are based upon each officer's relative position, responsibilities, historical and expected contributions to Finisar, and the officer's existing stock ownership and previous option grants, with primary weight given to the executive officers' relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join Finisar may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are granted at an exercise price equal to the market price of our Common Stock on the date of grant and will provide value to the executive officers only when the price of our Common Stock increases over the exercise price.

2000 COMPENSATION

    Compensation for the Chief Executive Officer and other executive officers for 2000 was set according to our established compensation policy described above. At the end of fiscal 2000, we paid bonuses to our executive officers. These payments were based our successes in 2000 in the execution of our operating and strategic plan, including substantial growth in revenue and operating income, the individual executives' contributions to these successes and the overall performance of Finisar and the individual officers' performance with respect to certain specific operational and strategic objectives.


                                                       COMPENSATION COMMITTEE

                                                       Michael C. Child
                                                       Roger C. Ferguson

                        COMPARISON OF STOCKHOLDER RETURN

    Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market and the CRSP Index for Nasdaq Networking Stocks for the period commencing on November 12, 1999 and ending on April 28, 2000.(1)

                   COMPARISON OF CUMULATIVE TOTAL RETURN FROM
                  NOVEMBER 12, 1999 THROUGH APRIL 28, 2000(1):
                              FINISAR, NASDAQ INDEX
                              AND NETWORKING INDEX


                         [CHART FOR 11/12/99 TO 4/28/00]



                                            NOVEMBER 12, 1999         APRIL 28, 2000
                                            -----------------         --------------
          Finisar                                 $100.00                 $589.00
          Nasdaq Index                            $100.00                 $114.00
          Networking Index                        $100.00                 $124.00


(1) Assumes that $100.00 was invested on November 12, 1999, at the offering price on the date of our initial public offering, in our common stock and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of November 30, 2000, certain information with respect to the beneficial ownership of our common stock by

- each stockholder known by us to be the beneficial owner of more than 5% of our common stock,

-   each of our directors,

- our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2000, and

-   all of our directors and executive officers as a group.

                                                                 AMOUNT AND NATURE              PERCENT OF
                                                                   OF BENEFICIAL               COMMON STOCK
                    NAME OF BENEFICIAL OWNER(1)                     OWNERSHIP(1)               OUTSTANDING(1)
                    ------------------------                     -----------------             --------------
               5% STOCKHOLDERS:
               Margaret G. Rawls..........................              10,048,753                  5.4%

               EXECUTIVE OFFICERS AND DIRECTORS:
               Jerry S. Rawls (2).........................              10,566,640                  5.7%
               Frank H. Levinson (3)......................              39,036,616                 21.1%
               Gregory H. Olsen (4).......................              10,857,738                  5.9%
               Mark J. Farley (5).........................               4,604,650                  2.5%
               Jan Lipson (6).............................                 573,000                    *
               Stephen K. Workman (7).....................                 530,236                    *
               Michael C. Child (8).......................               3,060,920                  1.7%
               Roger C. Ferguson (9)......................                  90,000                    *
               Richard B. Lieb (10).......................                  24,800                    *
               Larry D. Mitchell (11).....................                  25,500                    *
               All executive officers and directors as a
                group (10 persons) (12)...................              69,287,106                 37.4%

--------------------
*    Less than 1%.

(1) Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1308 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following November 30, 2000 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 185,239,557 shares of common stock outstanding as of November 30, 2000 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following November 30, 2000. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2) Represents shares held by the Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of the Rawls Family, L.P.

(3) Includes 30,560,998 shares held by the Frank H. & Wynnette Levinson 1998 Revocable Trust, 2,929,618 shares held by the Frank H. Wynnette Levinson 1999 Revocable Trust, 1,715,000 held by Seti Trading Co., Inc., an investment company owned by Frank and Wynnette Levinson, 1,325,000 shares held by the Rose Wynnette Levinson 1998 Gift Trust, 1,325,000 shares held by the Alana Marie Levinson 1998 Gift Trust and 1,325,000 shares held by the Frank Henry Levinson 1998 Gift Trust.

(4) Includes 4,957,500 shares held in escrow. One third of such amount will be released on each of the first three anniversaries of October 17, 2000, subject to the achievement of certain development milestones set forth in the acquisition agreement.

(5) Includes 1,884,620 shares issuable upon exercise of options exercisable within 60 days following October 20, 2000, 1,970,030 shares held by the Farley Family Trust and 750,000 shares held by an irrevocable trust for the benefit of Mr. Farley's child.

(6) Includes 540,000 shares subject to a right of repurchase in favor of Finisar which lapses over time.

(7) Includes 480,000 shares subject to a right of repurchase in favor of Finisar which lapses over time.

(8) Includes 3,000,000 shares held by TA/Advent VIII, L.P. and 60,920 shares held by TA Investors. TA/Advent VIII, L.P. and TA Investors LLC are part of an affiliated group of investment partnerships. TA Associates, Inc. through an executive committee, exercises sole voting and investment power with respect to all shares of record held by the named investment partnerships; individually, no stockholder, director or officer of TA Associates, Inc., is deemed to have or share such voting or investment power. Mr. Child disclaims beneficial ownership of all shares held by affiliates of TA Associates, Inc. of which Mr. Child is a Managing Director, except to the extent of 14,964 shares of common stock in which he has an ownership interest through TA Investors LLC.

(9) Includes 72,000 shares which are subject to a right of repurchase in favor of Finisar which lapses over time.

(10) Includes 18,000 shares issuable upon exercise of an option exercisable within 60 days following October 20, 2000 and 800 shares held by Mr. Lieb's wife and children.

(11) Includes 18,000 shares issuable upon exercise of an option exercisable within 60 days following October 20, 2000.

(12) Including 3,060,920 shares held by TA Associates, Inc. and its affiliates as to which Mr. Child disclaims beneficial ownership. See Note 9 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Since April 30, 1999, there has not been, nor is there currently, any transaction or series of similar transactions to which Finisar was or is a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than five percent of Finisar's capital stock had or will have a direct or indirect material interest other than the agreements which are described below and where required in Items 10 and 11 above.

     Effective on the closing of the acquisition of Sensors Unlimited, Inc. on October 17, 2000, Gregory H. Olsen, the President and Chief Executive Officer of Sensors, was elected a director of Finisar and appointed to the position of Executive Vice President of Finisar. In connection with his continued employment with Finisar, Dr. Olsen entered into a three-year employment agreement that provides for an annual base salary of $200,000 and annual bonuses based on performance and the achievement of financial goals. Dr. Olsen was also granted an option to purchase 300,000 shares of Finisar's common stock under Finisar's 1999 Option Plan pursuant to Finisar's standard option agreement and vesting terms. If Dr. Olsen's employment is terminated other than by reason of death or disability or for cause, he will be entitled to receive severance payments equal to twelve months of his base salary and a pro-rated portion of the annual bonus, if any, for the prior fiscal year. The severance payments will be paid in equal, bi-weekly installments over the twelve-month period following the date of termination. In addition, Dr. Olsen entered into a noncompetition agreement under which he agreed, during the three-year period following the closing of the acquisition, not to engage, other than on behalf of Finisar, in any business that competes with the business of Sensors, accept employment with a customer of Sensors with the intent of depriving Sensors of business or request or advise customers or suppliers of Sensors to withdraw or curtail their business with Sensors. The terms of these agreements were negotiated at arm's length in connection with the negotiation of the terms of the acquisition of Sensors.

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

DATE: December 8, 2000                                 FINISAR CORPORATION

                                                       By:              /s/ JERRY S. RAWLS
                                                            -----------------------------------------
                                                                          Jerry S. Rawls
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President and Chief
                 /s/ JERRY S. RAWLS                      Executive Officer
     -------------------------------------------         (Principal Executive         December 8, 2000
                   Jerry S. Rawls                        Officer)

                /s/ FRANK H. LEVINSON
     -------------------------------------------       Chairman of the Board and      December 8, 2000
                  Frank H. Levinson                      Chief Technical Officer

                                                       Vice President, Finance,
               /s/ STEPHEN K. WORKMAN                    Chief Financial Officer
     -------------------------------------------         and Secretary (Principal     December 8, 2000
                 Stephen K. Workman                      Financial and Accounting
                                                         Officer)

                /s/ GREGORY H. OLSEN
     -------------------------------------------       Executive Vice President       December 8, 2000
                  Gregory H. Olsen

                /s/ MICHAEL C. CHILD
     -------------------------------------------       Director                       December 8, 2000
                  Michael C. Child

                /s/ ROGER C. FERGUSON
     -------------------------------------------       Director                       December 8, 2000
                  Roger C. Ferguson

                 /s/ RICHARD B. LIEB
     -------------------------------------------       Director                       December 8, 2000
                   Richard B. Lieb

                /s/ LARRY D. MITCHELL
     -------------------------------------------       Director                       December 8, 2000
                  Larry D. Mitchell

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

         10.12          Building Lease for 274 Ferguson Drive, Mountain View, CA,
                          dated April 30, 1997 between Registrant and DM Group VIII
                          and DM Group VIII-E (1)

         10.13          Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA,
                          dated May 26, 1999 between Registrant and Aetna Life
                          Insurance Company (1)

         23.1           Consent of Ernst & Young LLP, Independent Auditors (2)

         27.1           Financial Data Schedule (2)

------------------------

(1) Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-87017).

(2) Previously filed.