Form 10-Q
period 2000-10-31
FINISAR CORP
filed 2000-12-13
CIK 1094739

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------

                                    FORM 10-Q
Mark one

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________ to ________


                               FINISAR CORPORATION
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                    000-27999                              94-3038428
 (State or other jurisdiction of incorporation or       (Commission File No.)          (I.R.S. Employer Identification No.)
               organization)

     1308 Moffett Park Drive
     Sunnyvale, California                                            94089
     (Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code: 408-548-1000

                                   -----------


                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [ X ]       No [ ]


     At October 31, 2000 there were 169,497,374 shares of the registrant's common stock, $.001 par value, issued and outstanding.
================================================================================

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 2000



PART I       FINANCIAL INFORMATION                                                                       PAGE
                                                                                                         ----
Item 1.      Condensed Consolidated Financial Statements
                  Balance Sheets as of  October 31, 2000 and April 30, 2000..........................       3
                  Statements of Operations for the fiscal quarter and six months ended  October 31,
                  2000 and October 31, 1999..........................................................       4
                  Statements of Cash Flows for the six months ended October 31, 2000 and October 31,
                  1999...............................................................................       5
                  Notes to Condensed Consolidated Financial Statements...............................       6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...      14
Item 3.      Quantitative and Qualitative Disclosure About Market Risk...............................      29

PART II    OTHER INFORMATION                                                                             PAGE
                                                                                                         ----
Item 1.      Legal Proceedings.......................................................................      30
Item 6.      Exhibits and Reports on Form 8-K........................................................      30
Signatures...........................................................................................      31
Index to Exhibits....................................................................................      32

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               FINISAR CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                     OCTOBER 31,      APRIL 30,
                                                                     -----------      ---------
                                                                         2000            2000
                                                                         ----            ----
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents.......................................  $  75,872        $171,194
   Short-term investments..........................................    193,360         149,541
   Accounts receivable - trade (net) ..............................     29,615          14,348
   Accounts receivable, other......................................      5,514             151
   Inventories.....................................................     36,582          16,494
   Income tax receivable...........................................      1,539             148
   Deferred income taxes...........................................      2,384           2,653
   Prepaid expenses................................................        636             278
                                                                    --------------   -------------
Total current assets...............................................    345,502         354,807
Property, equipment and improvements, net..........................     20,914           9,426
Purchased intangible assets........................................     60,638               -
Goodwill...........................................................    286,121               -
Other assets.......................................................     13,007             809
                                                                    --------------   -------------
Total assets.......................................................   $726,182        $365,042
                                                                    ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................    $16,053          $5,908
   Accrued compensation............................................      4,339           3,001
   Other accrued liabilities.......................................     11,894           3,065
   Income tax payable..............................................          -             122
   Short-term debt.................................................        633               -
                                                                    --------------   -------------
Total current liabilities..........................................     32,919          12,096
                                                                    --------------   -------------
Long-term liabilities:
   Deferred Tax Liability..........................................     28,048               -
   Long-term debt..................................................      1,493               -
   Other long-term liabilities.....................................        893             524
                                                                    --------------   -------------
Total long-term liabilities........................................     30,434             524
                                                                    --------------   -------------
Stockholders' equity:
   Preferred stock, $0.001 par value; 5,000,000 shares authorized;
      no shares issued or outstanding at April 30, 2000 and
      October 31, 2000............................................           -               -
   Common stock:
      $0.001 par value, 200,000,000 shares authorized: 159,842,784 and 169,497,374 shares issued and outstanding at April 30,
        2000 and October 31, 2000 respectively.....................        169             160
   Additional paid-in capital......................................    718,849         384,526
   Notes receivable from stockholders..............................     (2,394)         (3,248)
   Deferred stock compensation.....................................    (15,266)         (9,404)
   Accumulated other comprehensive income (loss)...................        162            (182)
   Accumulated deficit.............................................    (38,691)        (19,430)
                                                                    --------------   -------------
Total stockholders' equity.........................................    662,829         352,422
                                                                    --------------   -------------

Total liabilities and stockholders' equity.........................   $726,182        $365,042
                                                                    ==============   =============

                             SEE ACCOMPANYING NOTES.

                               FINISAR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED OCTOBER 31,  SIX MONTHS ENDED OCTOBER 31,
                                                  ------------------------------  ----------------------------
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----
Revenues...........................................   $ 44,528       $16,077          $ 71,740       $ 29,956
Cost of revenues...................................     26,028         7,878            42,499         14,130
Amortization of acquired developed technology......        916             -               916              -
                                                    ------------   -------------   --------------   ----------
Gross profit.......................................     17,584         8,199            28,325         15,826
                                                    ------------   -------------   --------------   ----------

Operating expenses:
   Research and development........................      6,320         3,333            10,634          6,173
   Sales and marketing.............................      3,693         1,895             6,200          3,437
   General and administrative......................      1,722           864             3,107          1,623
   Amortization of deferred stock compensation.....      1,183         1,723             2,882          2,010
   In-process research and development.............     23,027             -            23,027              -
   Amortization of acquired intangibles............      5,002             -             5,002              -
   Other acquisition compensation..................        554             -               554              -
                                                    ------------   -------------   --------------   ----------
Total operating expenses...........................     41,501         7,815            51,406         13,243
                                                    ------------   -------------   --------------   ----------
Income (loss) from operations......................    (23,917)          384           (23,081)         2,583
Interest income (expense), net.....................      4,055          ( 84)            8,500           (173)
Other non-operating income (expense), net..........        (21)          (28)              (43)           (56)
                                                    ------------   -------------   --------------   ----------
Income (loss) before income taxes..................    (19,883)          272           (14,624)         2,354
Provision for income taxes.........................      2,601           659             4,637          1,488
                                                    ------------   -------------   --------------   ----------
Net income (loss)..................................   $(22,484)      $  (387)         $(19,261)      $    866
                                                    ============   =============   ==============   ==========

Net income (loss) per share:
   Basic...........................................   $  (0.15)      $  0.00          $  (0.13)      $    0.01
                                                    ============   =============   ==============   ==========
   Diluted.........................................   $  (0.15)      $  0.00          $  (0.13)      $    0.01
                                                    ============   =============   ==============   ==========

Shares used in computing net income (loss)
   per share:
   Basic...........................................    154,313        88,650           152,115          88,521
                                                    ============   =============   ==============   ==========
   Diluted.........................................    154,313        88,650           152,115         129,087
                                                    ============   =============   ==============   ==========
----------------------------------------------------------------------------------------------------------------

                             SEE ACCOMPANYING NOTES.

                               FINISAR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                           SIX MONTHS ENDED OCTOBER 31,
                                                           ----------------------------
                                                               2000             1999
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).......................................    $(19,261)        $    866
Adjustments to reconcile net income to net cash from
   operating activities:
   Amortization of deferred stock compensation..........       2,882            2,010
   Depreciation and amortization........................       1,592              404
   Acquired in-process research and development.........      23,027                -
   Amortization of acquired intangibles.................       5,918                -
   Tax benefit on employee stock options................       2,645                -
Changes in operating assets and liabilities:
   Accounts receivable..................................     (12,465)            (845)
   Inventories..........................................     (18,473)          (5,626)
   Other assets.........................................      (6,228)            (622)
   Accounts payable.....................................       8,641            2,048
   Accrued compensation.................................       1,111              281
   Income tax payable...................................        (122)             428
   Other accrued liabilities............................       2,239            1,268
   Other liabilities....................................         237                -
                                                         --------------    --------------
Net cash provided by (used in) operating activities.....      (8,257)             212
                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.....................      (8,616)          (2,317)
Purchase of short-term investments......................     (43,475)               -
Acquisition of business, net of cash acquired ..........     (25,685)               -
Other Investments.......................................     (11,282)               -
                                                         --------------------------------
Net cash used in investing activities...................     (89,058)          (2,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations...................           -              (28)
Repayments of borrowings................................        (531)               -
Proceeds from exercise of stock options, net of loans,
   repurchase of unvested shares, and stock purchase
   plan.................................................       2,524              251
                                                         --------------    --------------
Net cash provided by financing activities...............       1,993              223
                                                         --------------    --------------
Net decrease in cash and cash equivalents...............     (95,322)          (1,882)
Cash and cash equivalents at beginning of period........     171,194            5,044
                                                         --------------    --------------
Cash and cash equivalents at end of period..............    $ 75,872         $  3,162
                                                         ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................    $      20        $    387
                                                         ==============    ==============

   Cash paid for taxes..................................    $   4,070        $  1,060
                                                         ==============    ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Issuance of common stock in exchange for notes
      receivable........................................    $     151        $  2,036
                                                         ==============    ==============
   Issuance of common stock and assumption of options
      in acquisition of Sensors Unlimited, Inc..........    $ 330,017        $  2,036
                                                         ==============    ==============

                             SEE ACCOMPANYING NOTES.

                               FINISAR CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar reincorporated in the state of Delaware. Finisar Corporation designs, manufactures, and markets fiber optic subsystems and network performance test systems for high-speed data communications.

INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements as of October 31, 2000, and for the three and six months ended October 30, 2000 and 1999, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at October 31, 2000 and the operating results and cash flows for the three and six months ended October 31, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended April 30, 2000.

         The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

FISCAL PERIODS

         The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively and the first two quarters of fiscal 2001 ended on July 30, 2000 and October 29, 2000 respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE AND WARRANTY RECOGNITION

         Revenue is recognized at the time of product shipment, net of allowances for estimated returns. Warranty expenses are also estimated and provided for at the time of shipment.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 24.7% and 12.5% of the total balance at April 30, 2000 and two customers represented 16.7% and 17.2% of the total balance at October 31, 2000, respectively. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

         Finisar sells products primarily to customers located in North America. During the six months ended October 31, 1999, revenues from two customers represented 34.7% and 20.4% and during the six months ended October 31, 2000 revenues from three customers represented 19.8%, 17.8% and 11.3% of net revenues.

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

SHORT-TERM INVESTMENTS

         Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At October 31, 2000, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through September 29, 2003. The difference between market value and cost of these securities at October 31, 2000 was a gain of $310,014 or $161,984 on an after-tax basis and at April 30, 2000 was a loss of $302,608 or $182,065 on an after tax basis.

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

NET INCOME (LOSS) PER SHARE

         Basic and diluted net income (loss) per share are presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common shares and convertible preferred shares issued or granted for nominal consideration prior to the effective date of Finisar's initial public offering are required to be included in the calculation of basic and diluted net income per share as if they had been outstanding for all periods presented. To date, Finisar has not had any issuances or grants for nominal consideration.

         Effective April 12, 2000, the Company's Board of Directors approved a three-for-one stock split in the form of a stock dividend. Accordingly, all share and per-share data for all prior periods presented have been restated to reflect this event.

         Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options (under the treasury stock method) and convertible redeemable preferred stock (on an if-converted basis) outstanding during the period.

COMPREHENSIVE INCOME

         Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized gain on available-for-sale securities in the six months ended October 31, 2000 was $612,622 or $344,049 on an after-tax basis.

SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that it operates only in one segment.

EFFECT OF NEW ACCOUNTING STANDARDS

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently evaluating the impact of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.


2. NET INCOME (LOSS) PER SHARE

         The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED OCTOBER 31,  SIX MONTHS ENDED OCTOBER 31,
                                                              ------------------------------------------------------------
                                                                2000            1999            2000           1999
                                                                ----            ----            ----           ----
Numerator:
   Net income (loss).......................................    $ (22,484)        $ (387)       $ (19,261)   $       866
                                                            ==============  =============  ===============  ============
Historical:
Denominator for basic net income (loss) per share:
   Weighted-average shares outstanding-total...............       166,109        99,951          163,031         98,119
   Weighted-average shares outstanding-subject to
      repurchase...........................................       (8,741)       (12,349)          (9,405)        (9,588)
   Weighted-average shares outstanding-performance shares..       (3,055)       (26,943)          (1,511)             -
                                                            --------------  -------------  ---------------  ------------
   Weighted-average shares outstanding-basic...............       154,313         88,650          152,115        88,521
                                                            --------------  -------------  ---------------  ------------
Effect of dilutive securities:
   Employee stock options..................................             -              -                -         4,035
   Stock subject to repurchase.............................             -              -                -         9,588
   Convertible redeemable preferred stock..................             -              -                -        26,943
                                                            --------------  -------------  ---------------  ------------
Dilutive potential common shares...........................             -              -                -        40,566
                                                            --------------  -------------  ---------------  ------------
Denominator for diluted net income (loss) per share........       154,313         88,650          152,115       129,087
                                                            ==============  =============  ===============  ============
Basic net income (loss) per share..........................     $  (0.15)         $ 0.00        $  (0.13)       $  0.01
                                                            ==============  =============  ===============  ============
Diluted net income (loss) per share........................     $  (0.15)         $ 0.00        $  (0.13)       $  0.01
                                                            ==============  =============  ===============  ============

Common stock equivalents related to potentially dilutive
   securities excluded from computation because they
   are anti-dilutive:
   Employee stock options..................................         6,171           3,520           5,707             -
   Stock subject to repurchase.............................         8,741          11,301           9,405             -
   Convertible redeemable preferred stock..................             -          26,943               -             -
                                                            --------------  -------------  ---------------  ------------
                                                                   14,912          41,764          15,112             -
                                                            ==============  =============  ===============  ============

3. INVENTORIES

         Inventories consist of the following (in thousands):

                                                                           OCTOBER 31,       APRIL 30,
                                                                              2000             2000
                                                                         ------------      -----------
Raw materials...........................................................     $23,598           $8,960
Work-in-process.........................................................      11,363            6,524
Finished goods..........................................................       1,621            1,010
                                                                         ------------      -----------
                                                                             $36,582          $16,494
                                                                         ============      ===========

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

         Property, equipment and improvements consist of the following (in thousands):

                                                                         OCTOBER 31,         APRIL 30,
                                                                             2000               2000
                                                                         -------------      -----------
Computer equipment......................................................    $ 2,702           $  2,603
Office equipment, furniture, and fixtures...............................      3,292                833
Machinery and equipment.................................................     16,315              6,144
Leasehold improvements..................................................      3,155              1,470
                                                                         -------------      -----------
                                                                             25,464             11,050
Accumulated depreciation and amortization...............................     (4,550)            (1,624)
                                                                         -------------      -----------
Property and equipment, net.............................................    $20,914           $  9,426
                                                                         =============      ===========

5. INCOME TAXES

         Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6. DEFERRED STOCK COMPENSATION

         In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. In addition, the Company recorded an additional $8.7 million in deferred compensation in conjunction with the assumption of certain stock options in the acquisition of Sensors Unlimited, Inc. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over a five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):


                                                                        DEFERRED        DEFERRED
                                                                          STOCK          STOCK
                                                                      COMPENSATION-  COMPENSATION-  AMORTIZATION
                                                                      PRIOR TO IPO    ACQUISITIONS     EXPENSE
                                                                     ---------------------------------------------
Fiscal year ended April 30, 1999....................................         $ 2,403         $    -       $   428
Fiscal year ended April 30, 2000....................................          12,959              -         5,530
First quarter ended July 31, 2000 (unaudited) ......................               -              -         1,699
Second quarter ended October 31, 2000 (unaudited) ..................               -          8,744         1,183
Third quarter ending January 31, 2001 (unaudited) ..................               -              -         1,630
Fourth quarter ending April 30, 2001(unaudited).....................               -              -         1,617
Fiscal year ending April 30, 2002(unaudited)........................               -              -         5,573
Fiscal year ending April 30, 2003(unaudited)........................               -              -         4,381
Fiscal year ending April 30, 2004(unaudited)........................               -              -         1,930
Fiscal year ending April 30, 2005(unaudited)........................               -              -           135
                                                                     ---------------------------------------------
   Total............................................................         $15,362         $8,744       $24,106
                                                                     =============================================

7. ACQUISITION OF SENSORS UNLIMITED, INC.

         On August 16, 2000 Finisar and Sensors Unlimited, Inc. ("Sensors") entered into an Agreement and Plan of Reorganization (the "Agreement") pursuant to which Finisar effectively acquired Sensors. The transaction closed on October 17, 2000. For convenience, Finisar designated September 30, 2000 as the acquisition date for accounting purposes and, accordingly, the accompanying financial statements include the results of operations of Sensors subsequent to September 30, 2000.

         Pursuant to the Agreement, Finisar issued 18,962,141 shares of common stock in exchange for the outstanding shares of Sensors common stock. In addition, Finisar assumed options to purchase Sensors common stock and reserved 381,417 shares of Finisar common stock for issuance upon the exercise of the assumed options. At the closing of the merger transaction, the assumed Sensors options converted into Finisar options and vested to the extent of the greater of (i) 25% of the total number of shares subject to the option or (ii) the vested percentage of the Sensors option at the closing of the merger transaction, up to a maximum of 50% of the total number of shares subject to the option. The unvested portion of each assumed option will vest in three approximately equal annual installments on each of the first three anniversaries of the date of closing of the transaction, subject to the option holder's continued service with Finisar or a subsidiary.

         At the closing of the transaction, certificates representing 9,481,109 shares of Finisar common stock where issued to the former stockholders of Sensors (the "Initial Consideration") and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow with U.S. Bank Trust, National Association (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of October 17, 2000, the closing date, subject to the achievement of certain development milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. Further, one-third of the escrow shares that would otherwise be delivered to the principal shareholders of Sensors on the third anniversary of the closing of the transaction will be subject to claims for indemnification by Finisar under the Agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification have been resolved.

         In addition to the Initial Consideration and Deferred Consideration, on each of the first three anniversaries of the closing of the transaction, Finisar will issue and deliver to the former shareholders of Sensors, on a pro rata basis, additional shares of Finisar common stock (valued on the basis of the average closing trading price per share of such stock on the Nasdaq National Market for the ten trading days preceding the applicable payment date) (the "Additional Consideration"). These shares of Finisar common stock, with an estimated value of $48 million, will be distributed as follows:

         - If on the first anniversary of the closing of the transaction, at least 75% of the key management and technical employees originally employed by Sensors, or equivalent replacement employees, are then employed by Finisar, Finisar will issue and deliver Finisar shares having an aggregate value of $2.375 multiplied by the total number of shares initially deposited in escrow, rounded to the nearest whole share;

         - If on the second anniversary of the closing of the transaction, at least 65% of the key Sensors employees, or equivalent replacement employees, are then employed by Finisar, Finisar will issue and deliver Finisar shares having an aggregate value of $1.58333 multiplied by the total number of escrow shares, rounded to the nearest whole share; and

         - If on the third anniversary of the closing of the transaction, at least 50% of the key Sensors employees, or equivalent replacement employees, are then employed by Finisar, and if prior to that date all six development milestones set forth in the Agreement have been achieved, Finisar will issue Finisar shares having an aggregate value of $0.79167 multiplied by the total number of escrow shares, rounded to the nearest whole share.

         Only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred and Additional Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. The Additional Consideration, if any, will be recorded as additional purchase cost at the then current market price of common stock on the first, second and third anniversaries of closing. Accordingly, Finisar's initial cost to acquire Sensors is calculated to be $356,128,000 using a Finisar common stock price of $33.47, which is the average of the closing market prices of Finisar's common shares for a period from three days before through three days after August 16, 2000, the day the transaction was announced. The fair value of the options of $12.7 million, as well as estimated direct transaction expenses of $26.1 million, have been included as a part of the total purchase cost. Sensors currently operates as a wholly-owned subsidiary of Finisar.

         The costs to acquire Sensors have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

         The estimated total initial purchase cost of Sensors is as follows (in thousands):

Value of securities issued..............................................    $317,342
Assumption of Sensors common stock options..............................      12,675
Estimated transaction costs and expenses................................      26,111
                                                                         ------------
                                                                            $356,128
                                                                         ============


         The preliminary purchase price allocation as of September 30, 2000 is as follows (in thousands):

                                                                                                 Annual
                                                                                 Useful Life     Amortization of
                                                                  Amount          in Years       Intangibles
                                                            -------------------------------------------------------
Net tangible assets (liabilities) of Sensors                  $        (140)                   $         10,986
Intangible assets acquired:
           Developed technology                                      54,930            5       $         10,986
           In-process research and development                       23,027            N/A                  N/A
           Assembled workforce                                        1,539            3                    513
           Customer base                                              1,901            3                    634
           Tradename                                                  3,336            5                    667
           Deferred compensation                                      8,744            3                  2,915
           Goodwill                                                 290,971            5                 58,194
Deferred income tax                                                 (28,180)           3-5               (6,286)
                                                            -------------------                --------------------
Total preliminary purchase price allocation                   $     356,128                        $     67,623
                                                            ===================                ====================

         An independent valuation specialist performed an allocation of the total purchase price of Sensors to its individual assets. The purchase price was allocated to Sensors' tangible assets, specific intangible assets such as assembled workforce, customer base, tradename, and developed technology and to in-process research and development.

         The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes optical components that monitor the performance of dense wavelength division multiplexing networks. Sensors' technology enables telecommunications companies to optimize the use of existing bandwidth in fiber optic networks. Finisar will amortize the acquired developed technology of approximately $54.9 million on a straight-line basis over an average estimated remaining useful life of five years.

         The acquired assembled workforce is comprised of all the skilled employees of Sensors and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $1.5 million on a straight-line basis over an average estimated useful life of three years.

         Acquired customer base is based on historical costs incurred and is comprised of Sensors management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $1.9 million on a straight-line basis over an average estimated useful life of three years.

         The acquired tradename is recognized for the intrinsic value of Sensors name and products in the marketplace. Finisar will amortize the value assigned to the tradename of approximately $3.3 million on a straight-line basis over an average estimated useful life of five years.

         Deferred compensation expense is recognized for the intrinsic value of the unvested Finisar options exchanged for options held by Sensor's employees. The $8.7 million of deferred compensation will be amortized over the remaining vesting period of approximately three years.

         Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

         In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: i) have not demonstrated their technological feasibility, and
ii) have no alternative future uses. Accordingly, the Company recognized an expense of $23.0 million during the quarter ended October 31, 2000 in conjunction with the completion of this acquisition.

8. SUBSEQUENT EVENTS

ACQUISITION OF DEMETER TECHNOLOGIES, INC.

         On November 21, 2000, the Company completed the acquisition of Demeter Technologies, Inc., a privately-held company located in El Monte, California ("Demeter Technologies"). Demeter Technologies was founded in August 2000 and is focused on the development of long wavelength Fabry Perot and distributed feedback lasers for datacom and telecommunications applications.

         Pursuant to the agreement, the Company issued 6,020,012 shares of common stock in exchange for the outstanding shares of Demeter Technologies capital stock. In addition, Finisar assumed options to purchase Demeter Technologies common stock and reserved 566,573 shares of Finisar common stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 25% of the total number of shares subject to the option at the end of one year after the date of grant, with the remainder vesting in 36 equal monthly installments, subject to the optionholder's continued service with Finisar or a subsidiary. The Company anticipates the purchase price for accounting purposes will be approximately $185 million and will be allocated primarily to intangible assets and in-process research and development.

         At the closing of the transaction, certificates representing 601,993 shares of Finisar common stock were deposited into an escrow with the U.S. Bank Trust, National Association. The escrow shares will be subject to claims for indemnification by Finisar under the reorganization agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification, if any, have been resolved.

         The acquisition of Demeter Technologies will be accounted for under the purchase method of accounting.

ACQUISITION OF TRANSWAVE FIBER, INC.

         On November 21, 2000, the Company entered into an agreement to acquire Transwave Fiber, Inc. ("Transwave Fiber"), a privately-held company located in Fremont, California. Established in February 2000, Transwave Fiber has applied its core competencies in fusion couplers, crystal processing and instrumentation technologies to develop a broad line of passive optical products for datacom and telecommunications applications.

         Under the terms of the agreement, Transwave stockholders will be entitled to receive up to approximately 3.2 million shares of Finisar common stock including shares issuable upon exercise of options to be assumed in the transaction. One-third of the shares issued in the transaction will be deposited in an escrow and will be released to the former shareholders of Transwave Fiber upon the achievement of certain financial and technical milestones during a three-year period following the completion of the merger. The transaction will be accounted for under the purchase method of accounting. The transaction is expected to close during the first calendar quarter of 2001 and is subject to approval by Transwave's stockholders and other customary conditions.

ACQUSITION OF SHOMITI SYSTEMS, INC.

         On November 21, 2000, the Company entered into an agreement to acquire Shomiti Systems, Inc. ("Shomiti Systems"), a privately-held company located in San Jose, California. Established in 1995, Shomiti Systems is a technology leader in designing products which measure the performance of Ethernet networks in order to enhance their quality of service (QoS). Shomiti's line of products are currently being deployed for measuring and monitoring 10-100 megabit and Gigabit Ethernet local area networks (LANs) and e-commerce storage server farms.

         Under the terms of the agreement, Shomiti Systems stockholders will be entitled to receive up to approximately 4.3 million shares of Finisar common stock including shares issuable upon exercise of options to be assumed in the transaction. The transaction will be accounted for under the purchase method of accounting. The transaction is expected to close during the first calendar quarter of 2001 and is subject to approval by Shomiti's stockholders, the notification requirements of the Hart-Scott-Rodino Antitrust Act and other customary conditions.

PURCHASE OF BUILDINGS

         On November 14, 2000 the Company purchased a 92,000 square foot facility in Sunnyvale, California, consisting of three buildings for $32.5 million cash plus closing costs. The facility is currently under lease to a tenant through November 13, 2002 at which time the tenant has an option to renew the lease at fair market value for an additional five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "- Risk Factors That Could Affect Our Future Performance". The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

OVERVIEW

         We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over Gigabit Ethernet local area networks (LANs), Fibre Channel storage area networks
(SANs), and wide-area and metropolitan data networking applications (WANs and MANs). The Company is focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

         We were founded in 1988. We funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151 million from the initial public offering of shares of our common stock, and in April 2000 we received $191 million from an additional public offering of shares of our common stock.

         We have acquired two companies and entered into agreements to acquire two other companies during fiscal 2001 in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. On October 17, 2000, we acquired Sensors Unlimited, Inc., a privately-held company located in Princeton, New Jersey. On November 21, 2000, we acquired Demeter Technologies, Inc., a privately-held company located in El Monte, California, and entered into agreements to acquire Transwave Fiber, Inc., a privately-held company located in Fremont, California, and Shomiti Systems, Inc., a privately-held company located in San Jose, California. The pending acquisitions are expected to be completed during the first calendar quarter of 2001.

         Our revenues are derived principally from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Sales to our two largest customers accounted for 37.6% of our revenues for the six months ended October 31, 2000 compared to 54.9% for the same period in the prior year. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

         The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and a rapid growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices for existing products will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

         Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead and warranty expense. We outsource the majority of our assembly operations, and we conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California, and Princeton, New Jersey. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers.

         Our gross margins are generally lower for our optical subsystems than for our test systems. Gross margins are also generally lower for newly introduced products and improve as unit volumes increase. As a result, our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. During the four quarters ended July 31, 2000, we experienced a general decline in our average gross margins primarily due to the shift in the mix of products sold toward optical subsystems. Despite the continuing shift in product mix during the most recent quarter ended October 31, 2000, our gross margins improved from the immediately preceding quarter primarily due to our ongoing efforts to reduce product costs. However, there can be no assurance that we will be able to reduce our cost of revenues going forward to keep pace with anticipated decreases in average selling prices.

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

         In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $2.4 million in fiscal 1999 and $13.0 million in fiscal 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded an additional $8.7 million of deferred compensation in conjunction with the acquisition of Sensors Unlimited on October 17, 2000. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period which is typically five years. We amortized $6.0 million of deferred compensation through April 30, 2000 and an additional $2.9 million through the first six months ended October 31, 2000. We expect to record additional amortization expense relating to deferred stock compensation in future periods although the amount of such deferred compensation could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

RESULTS OF OPERATIONS


         The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      OCTOBER 31,                   OCTOBER 31,
                                                              --------------------------     -------------------------
                                                                  2000          1999            2000         1999
                                                              -----------    -----------     -----------   ----------
Revenues...................................................   100.0%          100.0%           100.0%        100.0%
Cost of revenues...........................................    58.5            49.0             59.2          47.2
Amortization of acquired developed technology..............     2.0             -                1.3           -
                                                            -------------   -----------      -----------   ----------
Gross profit...............................................    39.5%           51.0%            39.5%         52.8%
                                                            -------------   -----------      -----------   ----------
Operating expenses:
   Research and development................................    14.2            20.7             14.8          20.6
   Sales and marketing.....................................     8.3            11.8              8.6          11.5
   General and administrative..............................     3.9             5.4              4.3           5.4
   Amortization of deferred stock compensation.............     2.7            10.7              4.0           6.7
   In-process research and development.....................    51.7             -               32.1           -
   Amortization of acquired intangibles....................    11.2             -                7.0           -
   Other acquisition compensation..........................     1.2             -                0.8           -
                                                            -------------   -----------      -----------   ----------
      Total operating expenses.............................    93.2%           48.6%            71.6%         44.2%
                                                            -------------   -----------      -----------   ----------
Income (loss) from operations..............................   (53.7)            2.4            (32.1)          8.6
Interest income (expense), net.............................     9.1            (0.5)            11.8          (0.6)
Other non-operating income (expense), net..................      .0            (0.2)            (0.1)         (0.2)
                                                            -------------   -----------      -----------   ----------
Income before (loss) income taxes..........................   (44.6)%           1.7%           (20.4)          7.8%
Provision for income taxes.................................     5.8             4.1              6.4           5.0
                                                            -------------   -----------      -----------   ----------
Net income (loss)..........................................   (50.4)%          (2.4)%          (26.8)%         2.8%
                                                            =============   ===========      ===========   ==========

         Finisar operates in one reportable segment, the design, manufacture and marketing of fiber optic subsystems and network performance test systems for high-speed data communications. The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's product (in thousands):

                                                THREE MONTHS ENDED OCTOBER 31,      SIX MONTHS ENDED OCTOBER 31,
                                                ------------------------------      ----------------------------
                                                    2000            1999               2000            1999
                                                --------------  --------------     --------------  --------------
Revenues (thousands):
   Optical subsystems..........................      $ 37,325        $ 10,828           $ 59,363        $ 20,308
   Test instruments............................         7,203           5,249             12,377           9,648
                                                --------------  --------------     --------------  --------------
                                                      $44,528         $16,077            $71,740         $29,956
                                                ==============  ==============     ==============  ==============

Geographic coverage (thousands):
   United States...............................       $38,188          $9,988            $61,331         $18,117
   Canada......................................         4,555           5,449              7,432          10,326
   Rest of the World...........................         1,785             640              2,977           1,513
                                                --------------  --------------     --------------  --------------
                                                      $44,528         $16,077            $71,740         $29,956
                                                ==============  ==============     ==============  ==============

As a percent or revenues:
   Optical subsystems..........................      83.8%            67.4%              82.7%           67.8%
   Test instruments............................      16.2             32.6               17.3            32.2
                                                --------------  --------------     --------------  --------------
                                                    100.0%           100.0%             100.0%          100.0%
                                                ==============  ==============     ==============  ==============

Geographic coverage:
   United States...............................      85.8%            62.1%              85.5%           60.5%
   Canada......................................      10.2             33.9               10.4            34.5
   Rest of the World...........................       4.0              4.0                4.1             5.0
                                                --------------  --------------     --------------  --------------
                                                    100.0%           100.0%             100.0%          100.0%
                                                ==============  ==============     ==============  ==============

         Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

COMPARISON OF THREE AND SIX MONTHS ENDED OCTOBER 31, 1999 AND OCTOBER 31,  2000

         REVENUES. Revenues increased 177% from $16.1 million in the quarter ended October 31, 1999 to $44.5 million in the quarter ended October 31, 2000. This reflects a 245% increase in sales of optical subsystems from $10.8 million in the quarter ended October 31, 1999 to $37.3 million in the quarter ended October 31, 2000 and a 37% increase in sales of test systems from $5.2 million in the quarter ended October 31, 1999 to $7.2 million in the quarter ended October 31, 2000.

         On a year-to-date basis, revenues increased 139% from $30.0 million in the six months ended October 31, 1999 to $71.7 million in the six months ended October 31, 2000. This reflects a 192% increase in sales of optical subsystems from $20.3 million in the six months ended October 31, 1999 to $59.4 million in the six months ended October 31, 2000 and a 28% increase in sales of test systems from $9.6 million in the six months ended October 31, 1999 to $12.4 million in the six months ended October 31, 2000.

         Sales to our optical subsystems represented 83.8% and 67.4%, respectively, of total revenues in the quarters ended October 31, 2000, and October 31, 1999. Sales of test systems represented 16.2% and 32.6%, respectively, of total revenues in the same periods. On a year-to-date basis, sales of optical subsystems represented 82.7% and 67.8%, respectively, in the six months ended October 31, 2000, and October 31, 1999. Sales of test systems represented 17.3% and 32.2%, respectively, in the same periods.

         Sales to principal customers representing 10% or more of total revenues during the three and six months ended October 31, 1999 and October 31, 2000 were as follows:

                                                                                 THREE MONTHS        SIX MONTHS
                                                                                     ENDED             ENDED
                                                                                  OCTOBER 31,       OCTOBER 31,
                                                                               -------------------------------------
                                                                                  2000      1999    2000      1999
                                                                               -------------------------------------
                                                                                 ($ MILLIONS)       ($ MILLIONS)
Alcatel Networks Corporation (formerly Newbridge Networks)....................    $3.8      $5.4    $ 6.7     $10.4
Brocade Communications Systems................................................    $8.0      $0.1    $12.8     $ 0.1
EMC...........................................................................    $8.4      $3.4    $14.2     $ 6.1
Emulex........................................................................    $5.1      $0.8    $ 8.1     $ 1.3



                                                                                 THREE MONTHS        SIX MONTHS
                                                                                     ENDED             ENDED
                                                                                  OCTOBER 31,       OCTOBER 31,
                                                                                2000     1999      2000     1999
                                                                               -------------------------------------
                                                                                 PERCENTAGE OF     PERCENTAGE OF
                                                                                   REVENUES           REVENUES
                                                                               -------------------------------------
Alcatel Networks Corporation (formerly Newbridge Networks)....................    8.6%     33.7%     9.3%     34.7%
Brocade Communications Systems................................................   18.0%      0.6%    17.8%      0.0%
EMC...........................................................................   18.8%     21.1%    19.8%     20.4%
Emulex........................................................................   11.4%      5.0%    11.3%      4.3%



         GROSS PROFIT. Gross profit increased 114% from $8.2 million in the quarter ended October 31, 1999 to $17.6 million in the quarter ended October 31, 2000. As a percentage of revenues, gross profit decreased from 51.0% in the quarter ended October 31, 1999 to 39.5% in the quarter ended October 31, 2000. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels, a higher percentage of total revenues from the sale of optical subsystems (83.8% in the quarter ended October 31, 2000 compared to 67.4% in the quarter ended October 31, 1999) which generally have lower gross margins than test systems and a non-cash charge totaling $916,000 related to the amortization of acquired developed technology associated with the acquisition of Sensors Unlimited during the quarter. Excluding the charge for the amortization of acquired developed technology, gross profit as a percent of total revenues was 41.5% in the most recent quarter compared to 51.0% in the prior year period and 39.5% in the previous quarter ended July 31, 2000.

         On a year-to-date basis, gross profit increased 79% from $15.8 million in the six months ended October 31, 1999 to $28.3 million in the six months ended October 31, 2000. As a percentage of revenues, gross profit decreased from 52.8% in the six months ended October 31, 1999 to 39.5% in the six months ended October 31, 2000. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels, a higher percentage of total revenues from the sale of optical subsystems (82.7% in the six months ended October 31, 2000 compared to 67.8% in the six months ended October 31, 1999) which generally have lower gross margins than test systems and a non-cash charge totaling $916,000 related to the amortization of acquired developed technology associated with the acquisition of Sensors Unlimited. Excluding the charge for amortization of acquired developed technology, gross profit as a percent of total revenues was 40.8% in the six months ended October 31, 2000 compared to 52.8% in the prior year period.

         RESEARCH AND DEVELOPMENT EXPENSES. Excluding a non-cash charge for the purchase of in-process research and development associated with the acquisition of Sensors Unlimited, research and development expenses increased 90% from $3.3 million in the quarter ended October 31, 1999 to $6.3 million in the quarter ended October 31, 2000. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs and additional costs as a result of including the results of Sensors Unlimited for one month of the quarter. Research and development expenses as a percentage of revenues decreased from 20.7% in the quarter ended October 31, 1999 to 14.2% in the quarter ended October 31, 2000 as a result of a higher rate of growth in revenues as compared to research and development expenses.

         On a year-to-date basis and excluding the non-cash, non-recurring charge for the purchase of in-process research and development, research and development expenses increased 72% from $6.2 million in the six months ended October 31, 1999 to $10.6 million in the six months ended October 31, 2000. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses as a percentage of revenues decreased from 20.6% in the six months ended October 31, 1999 to 14.8% in the six months ended October 31, 2000 as a result of a higher rate of growth in revenues as compared to research and development expenses.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 95% from $1.9 million in the quarter ended October 31, 1999 to $3.7 million in the quarter ended October 31, 2000. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of revenues decreased from 11.8% in the quarter ended October 31, 1999 to 8.3% in the quarter ended October 31, 2000.

         On a year-to-date basis, sales and marketing expenses increased 80% from $3.4 million in the six months ended October 31, 1999 to $6.2 million in the six months ended October 31, 2000. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel. Sales and marketing expenses as a percent of revenues decreased from 11.5% in the six months ended October 31, 1999 to 8.6% in the six months ended October 31, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 99% from $0.9 million in the quarter ended October 31, 1999 to $1.7 million in the quarter ended October 31, 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses decreased as a percent of revenues from 5.4% in the quarter ended October 31, 1999 to 3.9% in the quarter ended October 31, 2000.

         On a year-to-date basis, general and administrative expenses increased 91% from $1.6 million in the six months ended October 31, 1999 to $3.1 million in the six months ended October 31, 2000. This increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses decreased as a percent of revenues from 5.4% in the six months ended October 31, 1999 to 4.3% in the six months ended October 31, 2000.

         AMORTIZATION OF DEFERRED STOCK COMPENSATION. The amortization of deferred stock compensation totaling $1.2 million in the quarter ended October 31, 2000 is comprised of $940,000 related to the issuance of stock options prior to the Company's initial public offering in November 1999 and $243,000 related to the amortization of deferred stock compensation associated with the acquisition of Sensors Unlimited, Inc. during the quarter. A discussion of these amortization charges going forward are discussed in Note 6 to the financial statements.

         IN-PROCESS RESEARCH AND DEVELOPMENT. A non-cash charge totaling $23.0 million was recognized in the quarter ended October 31, 2000 for the purchase of in-process research and development at Sensors Unlimited. This charge represents that portion of the total purchase consideration for Sensors Unlimited associated with new products currently in development or to be developed. The projects under development at the time of the acquisition included manufacturing process improvements that will allow Finisar to produce InGaAs photodiode arrays on larger wafers, next generation cameras and high speed photodiodes and receivers.

         AMORTIZATION OF ACQUIRED INTANGIBLES. In conjunction with the acquisition of Sensors Unlimited, Inc., the Company recorded a total of approximately $353 million in goodwill and intangible assets which are to be amortized over the next three to five years. The amount of $5.0 million recorded during the quarter represents one month of amortization.

         OTHER ACQUISITION COMPENSATION. Other acquisition compensation for the quarter ended October 31, 2000 totaling $554,000 is primarily related to a retention bonus totaling $2 million to be paid to the employees of Sensors Unlimited over a three year period of which $500,000 was paid at closing. The remaining $1.5 million is to be paid in three equal installments at the anniversary of the closing to those who were employees of Sensors Unlimited as of the closing who continue to remain employees of Sensors Unlimited, Inc. or Finisar at the time of payment.

         INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $4.1 million in the quarter ended October 31, 2000, compares to net interest expense of $84,000 in the quarter ended October 31, 1999. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering in November 1999 and an additional public offering in April 2000. Interest expense in fiscal 1999 is related primarily to borrowings of $11.0 million commencing in November of 1998 that were repaid from the proceeds of the public offering in November 1999.

         On a year-to-date basis, interest income, net of interest expense, of $8.5 million in the six months ended October 31, 2000, compares to net interest expense of $173,000 in the six months ended October 31, 1999. The increase in interest income reflects the additional cash raised from two public offerings since October 31, 1999.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased from $659,000 in the quarter ended October 31, 1999 to $2.6 million in quarter ended October 31, 2000 and includes a deferred tax benefit associated with the purchase of Sensors Unlimited of $524,000. Excluding the nondeductible charges for the amortization of deferred compensation, and all other merger related costs including acquired developed technology, in-process research and development, the amortization of intangible assets, and the merger-related deferred tax benefit, the effective tax rate was 33.0% in the quarter ended October 31, 1999 and 30.5% in the quarter ended October 31, 2000.

         For the year-to-date period, the provision for income taxes increased from $1.5 million in the six months ended October 31, 1999 to $4.6 million in the six months ended October 31, 2000. Excluding the nondeductible charges for the amortization of deferred compensation, and all other merger related costs including acquired developed technology, in-process research and development the amortization of intangible assets, and the merger-related deferred tax benefit the effective tax rate was 34.1% in the six months ended October 31, 1999 and 30.0% in the six months ended October 31, 2000.

         The decrease in the effective rate from the three and six months ended October 31, 1999 to the three and six months ended October 31, 2000 reflects in part the nontaxable nature of a portion of interest income earned. The effective tax rate differs from the statutory rate primarily due to state taxes offset by research and development credits and projected benefits from a foreign sales corporation. See Note 8 to our financial statements included in our Form 10-K for the fiscal year ended April 30, 2000.

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

         As of October 31, 2000, our principal sources of liquidity were $269.2 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of October 31, 2000. With the acquisition of Sensors Unlimited, Finisar assumed debt obligations totaling $2.1 million under a line of credit secured by the assets of Sensors. We intend to pay down this debt obligation during the third fiscal quarter ended January 31, 2001.

         Net cash used in operating activities totaled $8.3 million in the six month period ended October 31, 2000 while $0.2 million was provided by operating activities in the six month period ended October 31, 1999. The use of net cash in operating activities in the six months ended October 31, 2000 was primarily a result of continuing growth in revenues and net income which was more than offset by an increase in assets and liabilities for working capital purposes. Cash provided by operations during the six months ended October 31, 1999 was primarily a result of continued growth in revenues and net income offset in part by an increase in related assets and liabilities for working capital purposes.

         Net cash used in investing activities of $89.1 million in the six months ended October 31, 2000 consisted primarily of short-term investments totaling $43.5 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during the six months ended October 31, 2000 consisted primarily of cash used in the acquisition of Sensors Unlimited, Inc. totaling $25.7 million, minority strategic investments in other businesses totaling $11.3 million and purchases of equipment and leasehold improvements totaling $8.6 million. Net cash used in investing activities of $2.3 million in the six months ended October 31, 1999 consisted primarily of purchases of equipment.

         Net cash provided by financing activities of $2.0 million in the six months ended October 31, 2000 reflected net proceeds to us of $2.5 million from the exercise of employee stock options, net of loans, repurchase of unvested shares, and stock purchases made by the Company's employee stock purchase plan. Net cash provided by financing activities totaled $0.2 million in the six month period ended October 31, 1999.

         We had no material commitments for capital expenditures at October 31, 2000. However, on November 14, 2000 we purchased a building for $32.5 million cash plus closing costs. Since October 31, 2000, we have acquired one company and agreed to acquire two additional companies. Consideration for all three acquisitions consists primarily of shares of our common stock. We have total minimum lease obligations of $12.4 million from

April 30, 2000 through April 30, 2007, under non-cancelable operating leases.

         We believe that our existing balances of cash, cash equivalents and short-term investments, together with our available credit facilities and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not believe that there is any change in its accounting policy due to the adoption of SAB 101. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective May 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

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

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING HIGH-SPEED LAN, SAN, CATV NETWORK AND EXTENDED NETWORK MARKETS

         Our optical subsystem and network performance test system products are used exclusively in high-speed local area networks, or LANs, extended versions of these networks, or WANs and MANs, storage area networks, or SANs and cable television, or CATV networks. Accordingly, widespread adoption of high-speed LANs, SANs and extended networks and the adoption of digital return path technology for CATV network applications is critical to our future success. The markets for high-speed LANs, SANs, CATV networks and extended networks have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs, CATV networks or extended networks. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs, CATV networks or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

         A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to Alcatel Networks Corporation (formerly Newbridge Networks Corporation), Brocade Communications Systems, EMC Corporation and Emulex represented 8.6%, 18.0%, 18.8% and 11.4% respectively, of our revenues during the quarter ended October 31, 2000. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

         The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

CONTINUED COMPETITION IN OUR MARKETS MAY LEAD TO A REDUCTION IN OUR PRICES, REVENUES AND MARKET SHARE

         The markets for optical subsystems and network performance test systems for use in LANs, SANs, CATV networks and extended networks are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing, distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network performance test systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies, International Business Machines Corporation, Molex Premise Networks, Stratos Lightwave (formerly Methode Electronics) and Vixel Corporation. For network performance test systems, we compete primarily with Ancot Corporation, I-Tech Corporation and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and network performance test systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGINS

         Our gross profit margins vary among our product families, and our gross margins are generally higher on our network performance test systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a product shift toward a greater percentage of optical subsystem products resulting in a general decline in overall gross margins.

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

         In April 1999, Methode, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of this license and supply agreement. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed another complaint alleging infringement of a sixth Methode patent.

         We believe that we have strong defenses against Methode's lawsuits, and we have filed counterclaims against Methode and Stratos Lightwave. Portions of our counterclaim in the first lawsuit, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaim.

         We intend to defend Methode's lawsuit and pursue our counterclaim vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Part II, Item 1.- Legal Proceedings."

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

         The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a patent infringement lawsuit. For a more detailed discussion of this lawsuit, please refer to "-We are subject to a pending legal proceeding." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

         We completed the acquisition of Sensors Unlimited, Inc. on October 17, 2000. On November 21, 2000, we completed the acquisition of Demeter Technologies, Inc. and entered into agreements to acquire Transwave Fiber, Inc. and Shomiti Systems, Inc. We expect from time to time to evaluate the acquisition of other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We have issued stock in order to complete the acquisitions of Sensors Unlimited and Demeter Technologies and expect to issue stock to complete the acquisitions of Transwave Fiber and Shomiti Systems as well as other businesses. The issuance of stock to consummate these recent and future acquisitions dilutes existing stockholders' percentage ownership. In addition, we could incur substantial debt or assume contingent liabilities in the course of these acquisitions. Our experience in acquiring other business and technologies is limited. These recent, pending and potential acquisitions involve numerous risks, including:

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

         We cannot assure you that we will be successful in overcoming problems encountered in connection with these acquisitions, and our inability to do so could significantly harm our business.

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

OUR HEADQUARTERS ARE LOCATED IN NORTHERN CALIFORNIA WHERE NATURAL DISASTERS MAY OCCUR

         Currently, our corporate headquarters and some of our contract manufacturers are located in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

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

         In September 2000, Methode and Stratos Lightwave filed an additional lawsuit against us, alleging infringement of a sixth patent, which issued in August, 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar.

         Based on consultation with counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has determined that all of the claims asserted by Methode in one of the patents are invalid, although this determination is not final and is subject to further administrative review. We also believe, based on consultation with counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint grossly overstates the amount of damages that Methode could possibly have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuits. In addition, we have filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all six patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaim.

         We intend to defend Methode's lawsuits and pursue our counterclaim vigorously. However, the lawsuits are in the preliminary stage, and their outcome cannot be predicted with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode lawsuits, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The lawsuits have also diverted, and are expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of these lawsuits, regardless of their eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the lawsuits be adverse to us, we could be required to pay significant monetary damages to Methode and/or Stratos Lightwave and could be enjoined from selling those products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.

                  Reference is hereby made to the Exhibit Index commencing on page 35.

         b.       Reports on Form 8-K

                  1. Regarding acquisition of Sensors Unlimited, Inc. filed on August 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  December 13, 2000             FINISAR CORPORATION

                                     BY: /s/Jerry S. Rawls
                                         --------------------------------
                                         Jerry S. Rawls
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     BY: /s/Stephen K. Workman
                                         --------------------------------
                                         Stephen K. Workman,
                                         VICE PRESIDENT, FINANCE AND
                                         CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX



  EXHIBIT                       DESCRIPTION OF DOCUMENT
  NUMBER                        -----------------------
  ------
     27.1      Financial Data Schedule