Form 10-Q
period 2001-01-31
FINISAR CORP
filed 2001-03-14
CIK 1094739

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(c)OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                              FINISAR CORPORATION

             (Exact name of Registrant as specified in its charter)

             DELAWARE                             000-27999                            94-3038428
  (State or other jurisdiction of           (Commission File No.)                   (I.R.S. Employer
   incorporation or organization)                                                  Identification No.)

      1308 MOFFETT PARK DRIVE
       SUNNYVALE, CALIFORNIA                                                              94089
       (Address of principal                                                           (Zip Code)
        executive offices)

        Registrant's telephone number, including area code: 408-548-1000

                            ------------------------

                         COMMON STOCK, $.001 PAR VALUE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At January 31, 2001 there were 176,111,466 shares of the registrant's common stock, $.001 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 2001

                                                                           PAGE
                                                                           ----
PART I       FINANCIAL INFORMATION
Item 1.      Unaudited Condensed Consolidated Financial Statements
             Balance Sheets as of January 31, 2001 and April 30, 2000....    3
             Statements of Operations for the fiscal quarter and nine
               months ended January 31, 2001 and January 31, 2000........    4
             Statements of Cash Flows for the nine months ended
               January 31, 2001 and January 31, 2000.....................    5
             Notes to Condensed Consolidated Financial Statements........    6
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   20
Item 3.      Quantitative and Qualitative Disclosure About Market Risk...   41

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings...........................................   42
Item 2.      Changes in Securities and Use of Proceeds...................   43
Item 6.      Exhibits and Reports on Form 8-K............................   43
Signatures...............................................................   44

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FINISAR CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JANUARY 31, 2001   APRIL 30, 2000
                                                              ----------------   --------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................      $ 28,501          $171,194
  Short-term investments....................................       171,498           149,541
  Accounts receivable--trade (net)..........................        41,758            14,348
  Accounts receivable, other................................        13,715               151
  Inventories...............................................        51,039            16,494
  Income tax receivable.....................................        37,734               148
  Deferred income taxes.....................................         1,877             2,653
  Prepaid expenses..........................................         2,912               278
                                                                  --------          --------
Total current assets........................................       349,034           354,807
Property, equipment and improvements, net...................        66,008             9,426
Purchased intangible assets.................................        86,999                --
Goodwill....................................................       413,065                --
Other assets................................................        15,626               809
                                                                  --------          --------
Total assets................................................      $930,732          $365,042
                                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................      $ 20,263          $  5,908
  Accrued compensation......................................         3,646             3,001
  Other accrued liabilities.................................         7,778             3,065
  Income tax payable........................................         1,072               122
  Short-term debt...........................................           306                --
  Capital lease obligations, current portion................           519                --
                                                                  --------          --------
Total current liabilities...................................        33,584            12,096
                                                                  --------          --------
Long-term liabilities:
  Deferred Tax Liability....................................        42,094                --
  Long-term debt............................................         1,425                --
  Other long-term liabilities...............................         1,375               524
                                                                  --------          --------
Total long-term liabilities.................................        44,894               524
                                                                  --------          --------
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued or outstanding at April 30,
    2000 and January 31, 2000...............................            --                --
  Common stock:
    $0.001 par value, 200,000,000 shares authorized:
      159,842,784 and 176,111,466 shares issued and
      outstanding at April 30, 2000 and January 31, 2001
      respectively..........................................           176               160
  Additional paid-in capital................................       942,174           384,526
  Notes receivable from stockholders........................        (2,269)           (3,248)
  Deferred stock compensation...............................       (26,106)           (9,404)
  Accumulated other comprehensive income (loss).............           900              (182)
  Accumulated deficit.......................................       (62,621)          (19,430)
                                                                  --------          --------
Total stockholders' equity..................................       852,254           352,422
                                                                  --------          --------
Total liabilities and stockholders' equity..................      $930,732          $365,042
                                                                  ========          ========

                            See accompanying notes.

                              FINISAR CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            JANUARY 31,           JANUARY 31,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Revenues..............................................  $ 64,826   $16,510    $136,566   $46,466
Cost of revenues......................................    36,937     8,122      79,436    22,252
Amortization of acquired developed technology.........     4,251        --       5,167        --
                                                        --------   -------    --------   -------
Gross profit..........................................    23,638     8,388      51,963    24,214
Operating expenses:
  Research and development............................    10,256     3,878      20,890    10,051
  Sales and marketing.................................     5,104     1,643      11,304     5,080
  General and administrative..........................     3,320       974       6,427     2,597
  Amortization of deferred stock compensation.........     2,461     1,781       5,343     3,791
  In-process research and development.................     5,770        --      28,797        --
  Amortization of acquired intangibles................    22,480        --      27,482        --
  Other acquisition costs.............................       573        --       1,127        --
                                                        --------   -------    --------   -------
Total operating expenses..............................    49,964     8,276     101,370    21,519
                                                        --------   -------    --------   -------
Income (loss) from operations.........................   (26,326)      112     (49,407)    2,695
Interest income (expense), net........................     3,159     1,342      11,659     1,169
Other non-operating income (expense), net.............       497       (16)        454       (72)
                                                        --------   -------    --------   -------
Income (loss) before income taxes.....................   (22,670)    1,438     (37,294)    3,792
Provision for income taxes............................     1,259     1,095       5,897     2,583
                                                        --------   -------    --------   -------
Net income (loss).....................................  $(23,929)  $   343    $(43,191)  $ 1,209
                                                        ========   =======    ========   =======
Net income (loss) per share:
  Basic...............................................  $  (0.14)  $  0.00    $  (0.27)  $  0.01
                                                        ========   =======    ========   =======
  Diluted.............................................  $  (0.14)  $  0.00    $  (0.27)  $  0.01
                                                        ========   =======    ========   =======
Shares used in computing net income (loss) per share:
  Basic...............................................   167,385   135,240     157,205   103,884
                                                        ========   =======    ========   =======
  Diluted.............................................   167,385   155,535     157,205   138,087
                                                        ========   =======    ========   =======

                            See accompanying notes.

                              FINISAR CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(43,191)  $   1,209
Adjustments to reconcile net income to net cash from
  operating activities:
  Amortization of deferred stock compensation...............     5,343       3,791
  Depreciation and amortization.............................     3,171         788
  Acquired in-process research and development..............    28,797          --
  Amortization of acquired intangibles......................    32,649          --
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (24,587)     (3,517)
  Inventories...............................................   (32,698)     (9,851)
  Other assets..............................................   (14,261)       (315)
  Accounts payable..........................................    11,546       2,854
  Accrued compensation......................................       365         759
  Income taxes, net.........................................       554        (774)
  Other accrued liabilities.................................    (2,461)      1,053
  Other liabilities.........................................       851          --
                                                              --------   ---------
Net cash used in operating activities.......................   (33,921)     (4,003)
                                                              --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (54,161)     (4,441)
Purchase of short-term investments..........................   (17,503)    (67,816)
Acquisition of business, net of cash acquired...............   (26,833)         --
Other investments...........................................   (14,622)         --
                                                              --------   ---------
Net cash used in investing activities.......................  (113,119)    (72,257)
                                                              --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowing........................................       306          --
Proceeds from issuance of common stock in initial public
  offering, net.............................................        --     150,978
Redemption of preferred stock...............................        --      (2,640)
Payments on capital lease obligations.......................        --         (28)
Repayments of borrowings under bank note....................    (1,232)    (11,015)
Proceeds from exercise of stock options, net of loans and
  repurchase of unvested shares, and stock purchase plan....     5,273         277
                                                              --------   ---------
Net cash provided by financing activities...................     4,347     137,572
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........  (142,693)     61,312
Cash and cash equivalents at beginning of period............   171,194       5,044
                                                              --------   ---------
Cash and cash equivalents at end of period..................  $ 28,501   $  66,356
                                                              ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     24   $     510
                                                              ========   =========
  Cash paid for taxes.......................................  $  6,552   $   3,352
                                                              ========   =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Issuance of common stock in exchange for notes
    receivable..............................................  $    151   $   2,175
                                                              ========   =========
  Issuance of common stock and assumption of options in
    acquisition of Sensors Unlimited, Inc. and Demeter
    Technologies, Inc.......................................  $514,337   $      --
                                                              ========   =========
Conversion of preferred stock to common stock...............  $     --   $  23,620
                                                              ========   =========
Deferred compensation related to grants of certain stock
  options...................................................  $     --   $  12,959
                                                              ========   =========

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

INTERIM FINANCIAL INFORMATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements as of January 31, 2001, and for the three and nine months ended January 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at January 31, 2001 and the operating results and cash flows for the three and nine months ended
January 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2000.

    The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

FISCAL PERIODS

    The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively and the first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000 and January 28, 2001, respectively.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE AND WARRANTY RECOGNITION

    Revenue is recognized at the time of product shipment, net of allowances for estimated returns. Warranty expenses are also estimated and provided for at the time of shipment.

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from two customers represented 24.7% and 12.5% of the total balance at April 30, 2000 and two customers represented 29.1% and 14.0% of the total balance at January 31, 2001, respectively. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

CURRENT VULNERABILITIES DUE TO CERTAIN CONCENTRATIONS

    Finisar sells products primarily to customers located in North America. During the nine months ended January 31, 2000, revenues from two customers represented 29.1% and 21.5% of net revenues and during the nine months ended January 31, 2001, revenues from three customers represented 21.6%, 19.7% and 10.0% of net revenues.

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

SHORT-TERM INVESTMENTS

    Short-term investments consist of interest bearing securities with maturities greater than 90 days. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At January 31, 2001, the Company's marketable investment securities consisted of highly liquid investments in both

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) taxable and tax free municipal obligations with various maturity dates through September 29, 2002. The difference between market value and cost of these securities at January 31, 2001 was a gain of $1,506,947 or $899,755 on an after-tax basis and at April 30, 2000 was a loss of $302,608 or $182,065 on an after tax basis.

INVENTORIES

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years for equipment and 25 years for buildings.

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

COMPREHENSIVE INCOME

    Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the

                              FINISAR CORPORATION

                                  (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized gain on available-for-sale securities in the nine months ended January 31, 2001 was $1,857,722 or $1,081,821 on an after-tax basis.

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

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"). Finisar is required to adopt SFAS 133 for the fiscal year ending April 30, 2002. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 is not expected to have a material effect on Finisar's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"). The bulletin summarizes some of the commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation of SAB 101 which, for the Company, will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. Although the Company has not fully assessed the impact, the Company believes the adoption of SAB 101 will not have a significant impact on its consolidated financial position, results of operations, or cash flows.

                              FINISAR CORPORATION

                                  (UNAUDITED)

2. NET INCOME PER SHARE

    The following table presents the calculation of basic and diluted net income
(loss) per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JANUARY 31,           JANUARY 31,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Numerator:
  Net income (loss).................................  $(23,929)  $    343   $(43,191)  $  1,209
                                                      ========   ========   ========   ========
Denominator for basic net income (loss) per share:
  Weighted-average shares outstanding--total........   185,103    146,802    170,388    114,543
  Weighted-average shares outstanding--subject to
    repurchase......................................    (8,237)   (11,562)    (9,016)   (10,659)
  Weighted-average shares outstanding--performance
    shares..........................................    (9,481)        --     (4,167)        --
                                                      --------   --------   --------   --------
  Weighted-average shares outstanding--basic........   167,385    135,240    157,205    103,884
                                                      --------   --------   --------   --------
Effect of dilutive securities:
  Employee stock options............................        --      5,181         --      4,338
  Stock subject to repurchase.......................        --     11,562         --     10,659
  Convertible redeemable preferred stock............        --      3,552         --     19,206
                                                      --------   --------   --------   --------
Dilutive potential common shares....................        --     20,295         --     34,203
                                                      --------   --------   --------   --------
Denominator for diluted net income (loss) per
  share.............................................   167,385    155,535    157,205    138,087
                                                      ========   ========   ========   ========
Basic net income (loss) per share...................  $  (0.14)  $   0.00   $  (0.27)  $   0.01
                                                      ========   ========   ========   ========
Diluted net income (loss) per share.................  $  (0.14)  $   0.00   $  (0.27)  $   0.01
                                                      ========   ========   ========   ========
Common stock equivalents related to potentially
  dilutive securities excluded from computation
  because they are anti-dilutive:
  Employee stock options............................     6,278         --      5,882         --
  Stock subject to repurchase.......................     8,237         --      9,016         --
                                                      --------   --------   --------   --------
                                                        14,515         --     14,898         --
                                                      ========   ========   ========   ========

3. INVENTORIES

    Inventories consist of the following (in thousands):

                                                          JANUARY 31,   APRIL 30,
                                                             2001         2000
                                                          -----------   ---------
Raw materials...........................................    $28,219      $ 8,960
Work-in-process.........................................     19,299        6,524
Finished goods..........................................      3,521        1,010
                                                            -------      -------
                                                            $51,039      $16,494
                                                            =======      =======

                              FINISAR CORPORATION

                                  (UNAUDITED)

4. PROPERTY, EQUIPMENT AND IMPROVEMENTS

    Property, equipment and improvements consist of the following (in thousands):

                                                              JANUARY 31,   APRIL 30,
                                                                 2001         2000
                                                              -----------   ---------
Computer equipment..........................................    $ 6,489      $ 2,603
Office equipment, furniture, and fixtures...................      1,778          833
Machinery and equipment.....................................     26,002        6,144
Leasehold improvements......................................      3,516        1,470
Construction in process.....................................        241           --
Land........................................................     18,790           --
Buildings...................................................     13,986           --
                                                                -------      -------
                                                                 70,802       11,050
Accumulated depreciation and amortization...................     (4,794)      (1,624)
                                                                -------      -------
Property and equipment, net.................................    $66,008      $ 9,426
                                                                =======      =======

5. INCOME TAXES

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6. DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. The deferred compensation incurred prior to the Company's initial public offering is being amortized to income over a five year vesting period using the graded vesting method. In addition, the Company recorded an additional $22.0 million in deferred compensation in conjunction with the assumption of certain stock options in the acquisitions of Sensors Unlimited, Inc., and Demeter Technologies, Inc. Deferred stock compensation is presented as a reduction of stockholders' equity. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods for transactions which have been consummated as of January 31, 2001. Amounts to be recorded in future periods could

                              FINISAR CORPORATION

                                  (UNAUDITED)

6. DEFERRED STOCK COMPENSATION (CONTINUED) decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

                                                      DEFERRED STOCK   DEFERRED STOCK
                                                      COMPENSATION--   COMPENSATION--   AMORTIZATION
                                                       PRIOR TO IPO     ACQUISITIONS      EXPENSE
                                                      --------------   --------------   ------------
Fiscal year ended April 30, 1999....................      $ 2,403          $    --         $   428
Fiscal year ended April 30, 2000....................       12,959               --           5,530
First quarter ended July 31, 2000 (unaudited).......           --               --           1,699
Second quarter ended October 31, 2000 (unaudited)...           --            8,744           1,183
Third quarter ended January 31, 2001 (unaudited)....           --           13,301           2,461
Fourth quarter ending April 30, 2001(unaudited).....           --               --           2,447
Fiscal year ending April 30, 2002(unaudited)........           --               --           8,898
Fiscal year ending April 30, 2003(unaudited)........           --               --           7,706
Fiscal year ending April 30, 2004(unaudited)........           --               --           5,255
Fiscal year ending April 30, 2005(unaudited)........           --               --           1,800
                                                          -------          -------         -------
    Total...........................................      $15,362          $22,045         $37,407
                                                          =======          =======         =======

7. ACQUISITIONS

    SENSORS UNLIMITED, INC.

    On August 16, 2000 Finisar and Sensors Unlimited, Inc. ("Sensors") entered into an Agreement and Plan of Reorganization pursuant to which Finisar effectively acquired Sensors. The transaction closed on October 17, 2000. Sensors is headquartered in Princeton, New Jersey and is a leading supplier of optical components that monitor the performance of dense wavelength division multiplexing, or DWDM, systems. Finisar designated September 30, 2000 as the acquisition date for accounting purposes and, accordingly, the accompanying financial statements include the results of operations of Sensors subsequent to September 30, 2000.

    Pursuant to the reorganization agreement, Finisar issued 18,962,141 shares of common stock in exchange for the outstanding shares of Sensors common stock. In addition, Finisar assumed options to purchase Sensors common stock and reserved 381,417 shares of Finisar common stock for issuance upon the exercise of the assumed options. At the closing of the merger transaction, the assumed Sensors options converted into Finisar options and vested to the extent of the greater of (i) 25% of the total number of shares subject to the option or
(ii) the vested percentage of the Sensors option at the closing of the merger transaction, up to a maximum of 50% of the total number of shares subject to the option. The unvested portion of each assumed option will vest in three approximately equal annual installments on each of the first three anniversaries of the date of closing of the transaction, subject to the option holder's continued service with Finisar or a subsidiary.

    At the closing of the transaction, certificates representing 9,481,109 shares of Finisar common stock where issued to the former stockholders of Sensors (the "Initial Consideration") and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow with U.S. Bank Trust, National Association (the "Deferred Consideration"). One-third of

                              FINISAR CORPORATION

                                  (UNAUDITED)

7. ACQUISITIONS (CONTINUED)
the shares deposited in escrow will be released on each of the first three anniversaries of October 17, 2000, the closing date, subject to the achievement of certain development milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. Further, one-third of the escrow shares that would otherwise be delivered to the principal shareholders of Sensors on the third anniversary of the closing of the transaction will be subject to claims for indemnification by Finisar under the reorganization agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification have been resolved.

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

    Only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred and Additional Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. The Additional Consideration, if any, will be recorded as additional purchase cost at the then current market price of common stock on the first, second and third anniversaries of closing. Accordingly, Finisar's initial cost to acquire Sensors is calculated to be $355.0 million using a Finisar common stock price of $33.47, which is the average of the closing market prices of Finisar's common shares for a period from three days before through three days after August 16, 2000, the day the transaction was announced. The fair value of the options of $12.7 million, as well as estimated direct transaction expenses of $25.0 million, have been included as a part of the total purchase cost. Sensors currently operates as a wholly-owned subsidiary of Finisar.

                              FINISAR CORPORATION

                                  (UNAUDITED)

7. ACQUISITIONS (CONTINUED)
    The costs to acquire Sensors have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Sensors is as follows (in thousands):

Value of securities issued..................................  $317,342
Assumption of Sensors common stock options..................    12,675
Estimated transaction costs and expenses....................    25,025
                                                              --------
                                                              $355,042
                                                              ========

    The preliminary purchase price allocation as of September 30, 2000 is as follows (in thousands):

                                                                         USEFUL LIFE      ANNUAL
                                                               AMOUNT     IN YEARS     AMORTIZATION
                                                              --------   -----------   ------------
Net tangible assets of Sensors..............................  $    353
Intangible assets acquired:
  Developed technology......................................    54,825      5             $10,965
  In-process research and development.......................    22,764     N/A                N/A
  Assembled workforce.......................................     1,539      3                 513
  Customer base.............................................     1,901      3                 634
  Tradename.................................................     3,722      5                 744
  Goodwill..................................................   288,380      5              57,676
Deferred income tax.........................................   (27,186)    3-5             (6,308)
Deferred compensation.......................................     8,744      3               2,915
                                                              --------                    -------
Total preliminary purchase price allocation.................  $355,042                    $67,139
                                                              ========                    =======

    An independent valuation specialist performed an allocation of the total purchase price of Sensors to its individual assets. The purchase price was allocated to Sensors' tangible assets, specific intangible assets such as assembled workforce, customer base, tradename, and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes optical components that monitor the performance of dense wavelength division multiplexing networks. Sensors' technology enables telecommunications companies to optimize the use of existing bandwidth in fiber optic networks. Finisar will amortize the acquired developed technology of approximately $54.8 million on a straight-line basis over an average estimated remaining useful life of five years.

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

                              FINISAR CORPORATION

                                  (UNAUDITED)

7. ACQUISITIONS (CONTINUED)
    The acquired customer base is based on historical costs incurred and is comprised of Sensors management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately
$1.9 million on a straight-line basis over an average estimated useful life of three years.

    The acquired tradename is recognized for the intrinsic value of the Sensors name and products in the marketplace. Finisar will amortize the value assigned to the tradename of approximately $3.7 million on a straight-line basis over an average estimated useful life of five years.

    Deferred compensation is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Sensors employees. The $8.7 million of deferred compensation will be amortized over the remaining vesting period of approximately three years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an expense of $22.8 million during the quarter ended October 31, 2000 in conjunction with the completion of this acquisition.

    DEMETER TECHNOLOGIES, INC.

    On November 21, 2000, the Company completed the acquisition of Demeter Technologies, Inc., a privately-held company located in El Monte, California ("Demeter"). Demeter was founded in August 2000 and is focused on the development of long wavelength Fabry Perot and distributed feedback lasers for data communications and telecommunications applications. Finisar designated November 1, 2000 as the acquisition date for accounting purposes and, accordingly, the accompanying financial statements include the results of operations of Demeter subsequent to November 1, 2000.

    Pursuant to the reorganization agreement, the Company issued 6,020,012 shares of common stock in exchange for the outstanding shares of Demeter capital stock. In addition, Finisar assumed options to purchase Demeter common stock and reserved 566,573 shares of Finisar common stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 25% of the total number of shares subject to the option at the end of one year after the date of grant, with the remainder vesting in 36 equal monthly installments, subject to the optionholder's continued service with Finisar or a subsidiary.

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

    Finisar's cost to acquire Demeter is calculated to be $187.3 million using a Finisar common stock price of $28.05, which is the average of the closing market prices of Finisar's common stock for a

                              FINISAR CORPORATION

                                  (UNAUDITED)

7. ACQUISITIONS (CONTINUED)
period from three days before through three days after November 21, 2000, the day the transaction was announced. The fair value of the assumed stock options of $15.4 million, as well as estimated direct transaction expenses of $3.0 million, have been included as a part of the total purchase cost. Demeter currently operates as a wholly-owned subsidiary of Finisar.

    The costs to acquire Demeter have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total purchase cost of Demeter is as follows (in thousands):

Value of securities issued..................................  $168,882
Assumption of Demeter common stock options..................    15,438
Estimated transaction costs and expenses....................     3,000
                                                              --------
                                                              $187,320
                                                              ========

    The preliminary purchase price allocation as of November 1, 2000 is as follows (in thousands):

                                                                         USEFUL LIFE      ANNUAL
                                                               AMOUNT     IN YEARS     AMORTIZATION
                                                              --------   -----------   ------------
Net tangible assets of Demeter..............................  $  3,217
Intangible assets acquired:
  Developed technology......................................    30,231      5             $ 6,046
  In-process research and development.......................     6,033     N/A                N/A
  Assembled workforce.......................................       384      3                 128
  Customer base.............................................       247      3                  82
  Goodwill..................................................   151,484      5              30,297
Deferred income tax.........................................   (17,577)    3-5             (3,832)
Deferred compensation.......................................    13,301      4               3,325
                                                              --------                    -------
Total preliminary purchase price allocation.................  $187,320                    $36,046
                                                              ========                    =======

    An independent valuation specialist performed an allocation of the total purchase price of Demeter to its individual assets. The purchase price was allocated to Demeter's tangible assets, specific intangible assets such as assembled workforce, customer base and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes long wavelength Fabry Perot and distributed feedback lasers for datacom and telecommunications applications. Finisar will amortize the acquired developed technology of approximately
$30.2 million on a straight-line basis over an average estimated remaining useful life of five years.

    The acquired assembled workforce is comprised of all the skilled employees and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately
$0.4 million on a straight-line basis over an average estimated useful life of three years.

                              FINISAR CORPORATION

                                  (UNAUDITED)

7. ACQUISITIONS (CONTINUED)

    The acquired customer base is based on historical costs incurred and is comprised of Demeter management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately
$0.2 million on a straight-line basis over an average estimated useful life of three years.

    Deferred compensation is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Demeter's employees. The $13.3 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an expense of $6.0 million during the quarter ended January 31, 2001 in conjunction with the completion of this acquisition.

    PROFORMA INFORMATION

    The following pro forma results of operations combines the results of operations of the Company and Sensors and Demeter, excluding the charge for acquired in-process research and development attributable to Sensors and Demeter, as if the acquisition occurred at the beginning of each period presented (in thousands, except per share data):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   JANUARY 31,           JANUARY 31,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                               --------   --------   --------   --------
Revenue......................................  $ 64,826   $ 22,586   $145,343   $ 56,202
                                               ========   ========   ========   ========
Net income (loss)............................  $(23,929)  $(58,740)  $(89,533)  $(73,151)
                                               ========   ========   ========   ========
Net income (loss) per share:
  Basic......................................  $  (0.14)  $  (0.43)  $  (0.54)  $  (0.70)
                                               ========   ========   ========   ========
  Diluted....................................  $  (0.14)  $  (0.43)  $  (0.54)  $  (0.70)
                                               ========   ========   ========   ========

8. OTHER PENDING ACQUISITIONS

    ACQUISITION OF TRANSWAVE FIBER, INC.

    On November 21, 2000, the Company entered into an agreement to acquire Transwave Fiber, Inc. ("Transwave"), a privately-held company located in Fremont, California. Established in February 2000, Transwave has applied its core competencies in fusion couplers, crystal processing and instrumentation technologies to develop a broad line of passive optical products for data communications and telecommunications applications.

                              FINISAR CORPORATION

                                  (UNAUDITED)

8. OTHER PENDING ACQUISITIONS (CONTINUED)
    Under the terms of the agreement, Transwave stockholders will be entitled to receive up to approximately 3.2 million shares of Finisar common stock including shares issuable upon exercise of options to be assumed in the transaction. One-third of the shares issued in the transaction will be deposited in an escrow and will be released to the former shareholders of Transwave upon the achievement of certain financial and technical milestones during a three-year period following the completion of the merger. The transaction will be accounted for under the purchase method of accounting. The transaction is expected to close during the quarter ending April 30, 2001, and is subject to approval by Transwave's stockholders and other customary conditions.

    On February 14, 2001, the agreement was amended to provide for the issuance of shares of the Company's Series A Preferred Stock to the stockholders of Transwave. The Series A Preferred Stock is convertible into the same number of shares of common stock that would have been issued under the original agreement and will be automatically converted into common stock upon the approval of additional authorized common shares by the stockholders of Finisar.

    ACQUISITION OF SHOMITI SYSTEMS, INC.

    On November 21, 2000, the Company entered into an agreement to acquire Shomiti Systems, Inc. ("Shomiti"), a privately-held company located in San Jose, California. Established in 1995, Shomiti is a technology leader in designing products which measure the performance of Ethernet networks in order to enhance their quality of service, or QoS. Shomiti's line of products are currently being deployed for measuring and monitoring 10-100 megabit and Gigabit Ethernet local area networks (LANs) and e-commerce storage server farms.

    Under the terms of the agreement, Shomiti stockholders will be entitled to receive up to approximately 3.8 million shares of Finisar common stock including shares issuable upon exercise of options to be assumed in the transaction. The transaction will be accounted for under the purchase method of accounting. The transaction is expected to close during the quarter ending April 30, 2001 and is subject to approval by Shomiti's stockholders, the notification requirements of the Hart-Scott-Rodino Antitrust Act and other customary conditions.

    On February 7, 2001, the agreement was amended to provide for the issuance of shares of the Company's Series A Preferred Stock to the stockholders of Shomiti. The Series A Preferred Stock is convertible into the same number of shares of common stock that would have been issued under the original agreement and will be automatically converted into common stock upon the approval of additional authorized common shares by the stockholders of Finisar.

9. PURCHASE OF BUILDING

    On November 14, 2000 the Company purchased a 92,000 square foot facility in Sunnyvale, California, consisting of three buildings, for $32.5 million cash plus closing costs. The facility is currently under lease to a tenant through November 13, 2002 at which time the tenant has an option to renew the lease at fair market value for an additional five years.

                              FINISAR CORPORATION

                                  (UNAUDITED)

10. SUBSEQUENT EVENTS

    ACQUISITION OF MEDUSA TECHNOLOGIES, INC.

    On March 2, 2001, the Company completed the acquisition of Medusa Technologies, Inc. ("Medusa"), a privately-held company located near Austin, Texas. Established in June 1997, Medusa provides training and testing services focusing on Fibre Channel and other networking technologies. Under the terms of the agreement, Medusa stockholders received approximately $7.0 million in cash. The transaction will be accounted for under the purchase method of accounting.

    ACQUISITION OF MARLOW INDUSTRIES, INC.

    On February 20, 2001, the Company entered into an agreement to acquire Marlow Industries, Inc. ("Marlow"), a privately-held company located in Dallas, Texas. Founded in 1973, Marlow is a leader in the design and manufacture of thermoelectric coolers for a variety of telecommunications applications as well as for defense, space, photonics (infrared sensing) and medical applications.

    Under the terms of the agreement, Marlow stockholders will be entitled to receive $30 million in cash and approximately 13.0 million shares of Finisar common stock including shares issuable upon the exercise of options to be assumed in the transaction. The transaction will be accounted for under the purchase method of accounting. The acquisition is expected to close during the quarter ending July 31, 2001 and is subject to approval by Marlow's stockholders, the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act, the approval by Finisar's stockholders of an increase in Finisar's authorized common stock and other customary conditions.

    SALE OF OPTICITY PRODUCT LINE

    On February 27, 2001, the Company completed the sale of technology and other assets associated with its Opticity product line to ONI Systems, Inc. At the same time, Finisar entered into a supply agreement for certain optical components for ONI's new ONLINE2500-TM- product incorporating the technology to be purchased from Finisar.

    Under the terms of the agreement, upon closing, ONI Systems, Inc., paid the Company $5 million in cash and 488,624 shares of ONI common stock having a value of approximately $16.3 million based on a closing price of $33.438 per share. Up to an additional $25 million in cash is payable to the Company upon the achievement of certain post-closing development milestones.

    PURCHASE OF BUILDING AND EQUIPMENT

    In March 2001, the Company entered into an agreement to acquire and operate a facility in Malaysia at an estimated cost of $10.0 million for the purposes of manufacturing a portion of its products in order to reduce costs and better protect its intellectual property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "--Risk Factors That Could Affect Our Future Performance". The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

OVERVIEW

    We are a leading provider of fiber optic subsystems and network performance test systems which enable high-speed data communications over Gigabit Ethernet local area networks, or LANs, Fibre Channel storage area networks, or SANs, and wide-area and metropolitan data networking applications, or WANs and MANs. The Company is focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network performance test systems which assist networking and storage equipment manufacturers in the design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

    We were incorporated in 1987. We funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151 million from the initial public offering of shares of our common stock, and in April 2000 we received $191 million from an additional public offering of shares of our common stock.

    We have acquired three companies and entered into agreements to acquire three other companies during fiscal 2001 in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. We anticipate that we will enter into additional agreements in the future to acquire other companies (see discussion below).

    Our revenues are derived principally from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Sales to our three largest customers accounted for 51.3% of net revenues for the nine months ended January 31, 2001 compared to 56.8% for the top three customers for the same period in the prior year. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

    Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead and warranty expense. We outsource the majority of our assembly operations, and we conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California, El Monte, California, and Princeton, New Jersey. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers.

    Our gross margins are generally lower for our optical subsystems than for our test systems. Gross margins are also generally lower for newly introduced products and improve as unit volumes increase. As a result, our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. During the four quarters ended July 31, 2000, we experienced a general decline in our average gross margins primarily due to the shift in the mix of products sold toward optical subsystems. Gross margins increased during the two quarters ended January 31, 2001 due to our ongoing efforts to reduce product costs and the impact of consolidating the results of Sensors Unlimited during the quarter ended Janaury 31, 2001. However, there can be no assurance that we will be able to reduce our cost of revenues going forward to keep pace with anticipated decreases in average selling prices.

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

    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $2.4 million in fiscal 1999 and $13.0 million in fiscal 2000, representing the difference between the deemed value of our common stock for accounting purposes and the option exercise price of these options at the date of grant. We recorded an additional $8.7 million and $13.3 million of deferred compensation in conjunction with the acquisition of Sensors Unlimited, Inc. on October 17, 2000 and Demeter Technologies, Inc. on November 21, 2000. Deferred stock compensation is presented as a reduction of stockholder's equity. We amortized $6.0 million of deferred compensation through April 30, 2000 and an additional $5.3 million through the nine months ended January 31, 2001. We expect to record additional amortization expense relating to deferred stock compensation in future periods although the amount of such deferred compensation could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

RECENT AND PENDING ACQUISITIONS

    SENSORS UNLIMITED, INC.

    In October 2000, we completed the acquisition of Sensors Unlimited, Inc., a supplier of optical components that monitor the performance of dense wavelength division multiplexing, or DWDM, systems, in exchange for approximately
9.5 million shares of our common stock, including shares issuable upon the exercise of options assumed in the transaction, and the contingent obligation to deliver up to 9.5 million shares upon the achievement of certain milestones and additional shares valued at approximately $48 million upon the satisfaction of certain other conditions. The initial purchase cost, consisting of the value of the shares initially issued, the cost of assuming outstanding Sensors options and estimated transaction expenses, totaled $355 million. The value of the additional, contingently deliverable shares will be recorded at the then current market prices when the milestones are achieved and the other conditions are satisfied. The transaction was accounted for under the purchase method of accounting. The initial purchase cost was allocated to the assets acquired and liabilities assumed according to their respective values, and the balance of $288 million was allocated to goodwill. We recorded an expense of $22.8 million during the quarter ended October 31, 2000, representing the portion of the initial purchase cost allocated to in-process research and development. Our financial statements include the operating results of Sensors subsequent to September 30, 2000.

    DEMETER TECHNOLOGIES, INC.

    In November 2000, we completed the acquisition of Demeter
Technologies, Inc., a developer of long wavelength Fabry Perot and distributed feedback lasers for data communications and telecommunications applications, in exchange for approximately 6.6 million shares of our common stock, including shares issuable upon the exercise of options assumed in the transaction. The purchase cost, consisting of the value of the shares issued, the cost of assuming outstanding Demeter options and estimated transaction expenses, totaled $187 million. The transaction was accounted for under the purchase method of accounting. The purchase cost was allocated to the assets acquired and liabilities assumed according to their respective fair values, and the balance of $151 million was allocated to goodwill. We recorded an expense of $6.0 million during the quarter ended January 31, 2001, representing the portion of the purchase cost allocated to in-process research and development. Our financial statements include the operating results of Demeter subsequent to November 1, 2000.

    MEDUSA TECHNOLOGIES, INC.

    In March 2001, we completed the acquisition of Medusa Technologies, Inc., a provider of training and testing services focussing on Fibre Channel and other networking technologies, for a cash purchase price of $7.0 million. The transaction will be accounted for under the purchase method of accounting. Our financial statements will include the operating results of Medusa subsequent to March 1, 2001.

    TRANSWAVE FIBER, INC.

    In November 2000, we entered into an agreement to acquire Transwave
Fiber, Inc., a developer of passive optical products for data communications and telecommunications applications. Under the terms of the agreement, which was amended in February 2000, Transwave stockholders will be entitled to receive approximately 1.1 million shares of our Series A Preferred Stock (which are convertible into approximately 3.8 million shares of common stock), including shares issuable upon exercise of options to be assumed in the transaction. One-third of the shares will be deposited in escrow and released to the former Transwave stockholders upon the achievement of certain financial and technical milestones during a three-year period following the completion of the merger. The transaction will be accounted for under the purchase method of accounting. The transaction is subject to approval by Transwave's stockholders, receipt of governmental approvals and other customary conditions and is expected to close during the quarter ending April 30, 2001.

    SHOMITI SYSTEMS, INC.

    In November 2000, we entered into an agreement to acquire Shomiti
Systems, Inc., a developer of products which measure the performance of Ethernet networks in order to enhance their quality of service. Under the terms of the agreement which was amended in February 2001, Shomiti stockholders will be entitled to receive approximately 1.3 million shares of our Series A Preferred Stock (which are convertible into approximately 3.8 million shares of common stock), including shares issuable upon exercise of options to be assumed in the transaction. The transaction will be accounted for under the purchase method of accounting. The transaction is subject to approval by Shomiti Systems stockholders, receipt of governmental approvals and other customary conditions and is expected to close during the quarter ending April 30, 2001.

    MARLOW INDUSTRIES, INC.

    In February 2001, we entered into an agreement to acquire Marlow Industries, Inc., a designer and manufacturer of thermoelectric coolers for a variety of telecommunications applications as well as for defense, space, photonics and medical applications. Under the terms of the agreement, Marlow stockholders will be entitled to receive $30 million in cash and approximately
13.0 million shares of our common stock, including shares issuable upon the exercise of options to be assumed in the transaction. The transaction will accounted for under the purchase method of accounting. The acquisition is subject to approval by Marlow's shareholders, the approval by our stockholders of an increase in the number of authorized shares of our common stock, receipt of governmental approvals and other customary conditions. In addition, should the average trading price of our common stock during the 10-day period ending one day prior to the closing date for the transaction be less than $16.00, Marlow will have the right to terminate the agreement and not proceed with the acquisition. Subject to the foregoing, the transaction is expected to close during the quarter ending July 31, 2001.

RESULTS OF OPERATIONS

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              JANUARY 31,                       JANUARY 31,
                                                       -------------------------         -------------------------
                                                         2001             2000             2001             2000
                                                       --------         --------         --------         --------
Revenues.............................................   100.0%           100.0%           100.0%           100.0%
Cost of revenues.....................................    57.0             49.2             58.2             47.9
Amortization of acquired developed technology........     6.5               --              3.8               --
                                                        -----            -----            -----            -----
Gross profit.........................................    36.5%            50.8%            38.0%            52.1%
                                                        -----            -----            -----            -----
Operating expenses:
  Research and development...........................    15.8             23.4             15.3             21.6
  Sales and marketing................................     7.9             10.0              8.3             10.9
  General and administrative.........................     5.1              5.9              4.7              5.6
  Amortization of deferred stock compensation........     3.8             10.8              3.9              8.2
  In-process research and development................     8.9               --             21.1               --
  Amortization of acquired intangibles...............    34.7               --             20.1               --
  Other acquisition costs............................     0.9               --              0.8               --
                                                        -----            -----            -----            -----
    Total operating expenses.........................    77.1%            50.1%            74.2%            46.3%
                                                        -----            -----            -----            -----
Income (loss) from operations........................   (40.6)             0.7            (36.2)             5.8
Interest income (expense), net.......................     4.8              8.1              8.6              2.5
Other non-operating income (expense), net............     0.8             (0.1)             0.3             (0.1)
                                                        -----            -----            -----            -----
Income (loss) before income taxes....................   (35.0)%            8.7%           (27.3)             8.2%
Provision for income taxes...........................     1.9              6.6              4.3              5.6
                                                        -----            -----            -----            -----
Net income (loss)....................................   (36.9)%            2.1%           (31.6)%            2.6%
                                                        =====            =====            =====            =====

    Finisar operates in one reportable segment, the design, manufacture and marketing of fiber optic subsystems and network performance test systems for high-speed data communications. The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's product (in thousands):

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          JANUARY 31,                   JANUARY 31,
                                                    -----------------------       -----------------------
                                                      2001           2000           2001           2000
                                                    --------       --------       --------       --------
Revenues (thousands):
  Optical subsystems.........................       $57,062        $10,917        $116,411       $31,225
  Test instruments...........................         7,764          5,593          20,155        15,241
                                                    -------        -------        --------       -------
                                                    $64,826        $16,510        $136,566       $46,466
                                                    =======        =======        ========       =======
Geographic coverage (thousands):
  United States..............................       $54,409        $12,159        $115,740       $30,276
  Canada.....................................         5,815          3,503          13,248        13,829
  Rest of the World..........................         4,602            848           7,578         2,361
                                                    -------        -------        --------       -------
                                                    $64,826        $16,510        $136,566       $46,466
                                                    =======        =======        ========       =======
As a percent or revenues:
  Optical subsystems.........................          88.0%          66.1%           85.2%         67.2%
  Test instruments...........................          12.0           33.9            14.8          32.8
                                                    -------        -------        --------       -------
                                                      100.0%         100.0%          100.0%        100.0%
                                                    =======        =======        ========       =======
Geographic coverage:
  United States..............................          83.9%          73.7%           84.8%         65.1
  Canada.....................................           9.0           21.2             9.7          29.8
  Rest of the World..........................           7.1            5.1             5.5           5.1
                                                    -------        -------        --------       -------
                                                      100.0%         100.0%          100.0%        100.0%
                                                    =======        =======        ========       =======

    Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

COMPARISON OF THREE AND NINE MONTHS ENDED JANUARY 31, 2000 AND JANUARY 31, 2001

    REVENUES. Revenues increased 293% from $16.5 million in the quarter ended January 31, 2000 to $64.8 million in the quarter ended January 31, 2001. This reflects a 423% increase in sales of optical subsystems from $10.9 million in the quarter ended January 31, 2000 to $57.1 million in the quarter ended January 31, 2001 and a 39% increase in sales of test systems from $5.6 million in the quarter ended January 31, 2000 to $7.8 million in the quarter ended January 31, 2001. Of the $46.2 million increase in sales of optical subsystems, $8.4 million is related to the acquisitions of Sensors and Demeter.

    On a year-to-date basis, revenues increased 194% from $46.5 million in the nine months ended January 31, 2000 to $136.6 million in the nine months ended January 31, 2001. This reflects a 273% increase in sales of optical subsystems from $31.2 million in the nine months ended January 31, 2000 to $116.4 million in the nine months ended January 31, 2001 and a 32% increase in sales of test systems from $15.2 million in the nine months ended January 31, 2000 to $20.2 million in the nine months ended January 31, 2001. Of the $85.2 million increase in sales of optical subsystems, $11.2 million is related to the acquisitions of Sensors and Demeter.

    Sales of optical subsystems represented 88.0% and 66.1%, respectively, of total revenues in the quarters ended January 31, 2001, and January 31, 2000. Sales of test systems represented 12.0% and 33.9%, respectively, of total revenues in the same periods. On a year-to-date basis, sales of optical subsystems represented 85.2% and 67.2%, respectively, in the nine months ended January 31, 2001, and January 31, 2000. Sales of test systems represented 14.8% and 32.8%, respectively, in the same periods.

    Sales to principal customers representing 10% or more of total revenues during the three and nine months ended January 31, 2000 and January 31, 2001 were as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                  JANUARY 31,           JANUARY 31,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                 ($ MILLIONS)          ($ MILLIONS)
Alcatel Networks Corporation (formerly Newbridge
  Networks).................................................   $ 3.2       $3.3      $ 9.9      $13.5
Brocade Communications Systems..............................   $16.8       $0.8      $29.6      $ 0.9
EMC.........................................................   $12.7       $3.8      $26.9      $10.0
Emulex......................................................   $ 5.6       $1.6      $13.7      $ 2.9

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                  JANUARY 31,           JANUARY 31,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                 PERCENTAGE OF         PERCENTAGE OF
                                                                   REVENUES              REVENUES
                                                              -------------------   -------------------
Alcatel Networks Corporation (formerly Newbridge
  Networks).................................................    4.9%      20.3%       7.2%      29.1%
Brocade Communications Systems..............................   25.9%       4.8%      21.6%       2.0%
EMC.........................................................   19.6%      22.8%      19.7%      21.5%
Emulex......................................................    8.6%       9.6%      10.0%       6.2%

    GROSS PROFIT. Gross profit increased 182% from $8.4 million in the quarter ended January 31, 2000 to $23.6 million in the quarter ended January 31, 2001. As a percentage of revenues, gross profit decreased from 50.8% in the quarter ended January 31, 2000 to 36.5% in the quarter ended January 31, 2001. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels, a higher percentage of total revenues from the sale of optical subsystems (88.0% in the quarter ended January 31, 2001 compared to 66.1% in the quarter ended January 31, 2000) which generally have lower gross margins than test systems and non-cash charges totaling
$4.3 million related to the amortization of acquired developed technology associated with the acquisitions of Sensors and Demeter. Excluding the charges for the amortization of acquired developed technology, gross profit as a percent of total revenues was 43.0% in the most recent quarter compared to 50.8% in the prior year period and 41.5% in the previous quarter ended October 31, 2000.

    On a year-to-date basis, gross profit increased 114.6% from $24.2 million in the nine months ended January 31, 2000 to $52.0 million in the nine months ended January 31, 2001. As a percentage of revenues, gross profit decreased from 52.1% in the nine months ended January 31, 2000 to 38.0% in the nine months ended January 31, 2001. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels, a higher percentage of total revenues from the sale of optical subsystems (85.2% in the nine months ended January 31, 2001 compared to 67.2% in the nine months ended January 31, 2000) which generally have lower gross margins than test systems and non-cash charges totaling $5.2 million related to the amortization of acquired developed technology associated with the acquisitions of Sensors and Demeter. Excluding the charges for amortization of acquired developed technology, gross profit as a percent of total revenues was 41.8% in the nine months ended
January 31, 2001 compared to 52.1% in the prior year period.

    RESEARCH AND DEVELOPMENT EXPENSES. Excluding non-cash charges for the purchase of in-process research and development associated with the acquisition of Sensors and Demeter, research and development expenses increased 164% from $3.9 million in the quarter ended January 31, 2000 to

$10.3 million in the quarter ended January 31, 2001. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs and additional costs as a result of including the results of Sensors and Demeter. Research and development expenses as a percentage of revenues decreased from 23.4% in the quarter ended January 31, 2000 to 15.8% in the quarter ended January 31, 2001.

    On a year-to-date basis and excluding the non-cash, non-recurring charges for the purchase of in-process research and development, research and development expenses increased 108% from $10.1 million in the nine months ended January 31, 2000 to $20.9 million in the nine months ended January 31, 2001. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs. Research and development expenses as a percentage of revenues decreased from 21.6% in the nine months ended
January 31, 2000 to 15.3% in the nine months ended January 31, 2001.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 211% from $1.6 million in the quarter ended January 31, 2000 to $5.1 million in the quarter ended January 31, 2001. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales, increases in the number of direct sales and marketing personnel and the additional expenses associated with including the results of Sensors and Demeter. Sales and marketing expenses as a percent of revenues decreased from 10.0% in the quarter ended January 31, 2000 to 7.9% in the quarter ended January 31, 2001.

    On a year-to-date basis, sales and marketing expenses increased 122.5% from $5.1 million in the nine months ended January 31, 2000 to $11.3 million in the nine months ended January 31, 2001. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales, increases in the number of direct sales and marketing personnel and the additional expenses associated with including the results of Sensors and Demeter. Sales and marketing expenses as a percent of revenues decreased from 10.9% in the nine months ended January 31, 2000 to 8.3% in the nine months ended January 31, 2001.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 240.9% from $1.0 million in the quarter ended January 31, 2000 to $3.3 million in the quarter ended January 31, 2001. This increase was related to higher compensation expense resulting from higher manpower levels, increased expenses for professional services, primarily legal and accounting services, and including the results of Sensors and Demeter. General and administrative expenses decreased as a percent of revenues from 5.9% in the quarter ended January 31, 2000 to 5.1% in the quarter ended January 31, 2001.

    On a year-to-date basis, general and administrative expenses increased 147.5% from $2.6 million in the nine months ended January 31, 2000 to $6.4 million in the nine months ended January 31, 2001. This increase was related to higher compensation expense resulting from higher manpower levels, increased expenses for professional services, primarily legal and accounting services, and including the results of Sensor and Demeter. General and administrative expenses decreased as a percent of revenues from 5.6% in the nine months ended January 31, 2000 to 4.7% in the nine months ended January 31, 2001.

    AMORTIZATION OF DEFERRED STOCK COMPENSATION. The amortization of deferred stock compensation totaling $2.5 million in the quarter ended January 31, 2001 is comprised of $940,000 related to the issuance of stock options prior to the Company's initial public offering in November 1999 and $1.6 million related to the amortization of deferred stock compensation associated with the acquisition of Sensors and Demeter during the quarter. A discussion of these amortization charges going forward are discussed in Note 7 to the financial statements.

    On a year-to-date basis, amortization of deferred stock compensation totaled $5.3 million comprised of $3.5 million related to stock options issued prior to the Company's initial public offering and $1.8 million related to the acquisitions of Sensors and Demeter.

    IN-PROCESS RESEARCH AND DEVELOPMENT. A non-cash charge totaling
$5.8 million was recognized in the quarter ended January 31, 2001 for the purchase of in-process research and development at Demeter. This charge represents that portion of the total purchase consideration for Demeter associated with new products currently in development or to be developed.

    On a year-to-date basis, non-cash charges totaling $28.8 million represent the purchase of in-process research and development at Sensors and Demeter.

    AMORTIZATION OF ACQUIRED INTANGIBLES. In conjunction with the acquisitions of Sensors and Demeter, the Company recorded a total of approximately
$447.7 million in goodwill and intangible assets which are to be amortized over the next three to five years. The amount of $22.5 million recorded during the quarter ended January 31, 2001, represents a full quarter of amortization.

    OTHER ACQUISITION COSTS. Other acquisition costs for the quarter ended January 31, 2001 totaling $573,000 is primarily related to retention payment plans associated with the acquisition of Sensors and Demeter. A retention bonus of $2 million is to be paid to the employees of Sensors Unlimited over a three year period, of which $500,000 was paid at closing in October 2000. The remaining $1.5 million is to be paid in three equal installments at the anniversary of the closing to those employees of Sensors as of the closing who continue to remain employees of Sensors or Finisar at the time of payment. An additional charge was recognized during the quarter ended January 31, 2001, in connection with a retention bonus paid to employees of Demeter during the quarter.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, of $3.2 million in the quarter ended January 31, 2001, compares to net interest income of $1.3 million in the quarter ended January 31, 2000. The increase in interest income was the result of an increase in cash balances resulting from the Company's initial public offering in November 1999 and an additional public offering in April 2000.

    On a year-to-date basis, interest income, net of interest expense, of $11.7 million in the nine months ended January 31, 2001, compares to net interest income of $1.2 million in the nine months ended January 31, 2000. The increase in interest income reflects the additional cash raised from two public offerings since October 31, 1999.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased from $1.1 million in the quarter ended January 31, 2000 to $1.3 million in quarter ended January 31, 2001 and includes a deferred tax benefit of $2.5 million associated with the purchase of Sensors and Demeter. Excluding the nondeductible charges for the amortization of deferred compensation, and all other merger related costs including acquired developed technology, in-process research and development, the amortization of intangible assets, and the merger-related deferred tax benefit, the effective tax rate was 34.0% in the quarter ended January 31, 2000 and 30.8% in the quarter ended January 31, 2001.

    For the year-to-date period, the provision for income taxes increased from $2.6 million in the nine months ended January 31, 2000 to $5.9 million in the nine months ended January 31, 2001. Excluding the nondeductible charges for the amortization of deferred compensation, and all other merger related costs including acquired developed technology, in-process research and development the amortization of intangible assets, and the merger-related deferred tax benefit the effective tax rate was 34.1% in the nine months ended January 31, 2000 and 30.3% in the nine months ended January 31, 2001.

    The decrease in the effective rate from the three and nine months ended January 31, 2000 to the three and nine months ended January 31, 2001 reflects in part the nontaxable nature of a portion of interest income earned. The effective tax rate differs from the statutory rate primarily due to state taxes offset by research and development credits and projected benefits from a foreign sales corporation. See Note 8 to our financial statements included in our Form 10-K for the fiscal year ended April 30, 2000.

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

    As of January 31, 2001, our principal sources of liquidity were $200 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of January 31, 2001. With the acquisition of Sensors, Finisar assumed debt obligations totaling $2.1 million under a line of credit secured by the assets of Sensors. We intend to pay down this debt obligation during the fourth fiscal quarter ending April 30, 2001.

    Net cash used in operating activities totaled $33.9 million in the nine month period ended January 31, 2001, and $4.0 million in the nine month period ended January 31, 2000. The use of cash in operating activities in both periods was primarily the result of continuing growth in revenues accompanied by an increase in working capital.

    Net cash used in investing activities totaled $113.1 million in the nine month period ended January 31, 2001, and consisted primarily of the purchase of property and equipment totaling $54.2 million and acquisitions, net of cash acquired, of $26.8 million. Other investments totaling $14.6 million were primarily related to minority investments in other businesses. Net cash used in investing activities totaled $72.3 million in the nine month period ended January 31, 2000, and consisted primarily of purchases of short-term investments.

    Net cash provided by financing activities totaled $4.3 million in the nine month period ended January 31, 2001, and consisted primarily of net proceeds from the exercise of employee stock options, net of loans and repurchase of unvested shares. Net cash provided by financing entities in the nine month period ended January 31, 2000, totaled $137.6 million and consisted primarily of $151.0 million in proceeds from the Company's initial public offering of stock less $11.0 million in repayment of borrowings under a bank loan.

    We had no material commitments for capital expenditures at January 31, 2001. We have entered into agreements to acquire four companies primarily for stock. The cash portion required to consummate these transactions is estimated to be approximately $50 million.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"). The bulletin summarizes some of the commission's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. Due to the complex nature of the implementation of SAB 101, the SEC has deferred the implementation of SAB 101 which, for the Company, will be effective in the fourth quarter of fiscal 2001 with retroactive application to the beginning of the fiscal year. Although the Company has not fully assessed the impact, the Company believes the adoption of SAB 101 will not have a significant impact on its consolidated financial position, results of operations, or cash flows.

RISK FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

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

    Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products and the Gigabit Ethernet and Fibre Channel standards, market demand for the products manufactured by our customers, product development and production, competitive pressures and customer retention.

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

OUR SUCCESS IS DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE EMERGING HIGH-SPEED
  LAN, SAN, CATV NETWORK AND EXTENDED NETWORK MARKETS

    Our optical subsystem and network performance test system products are used exclusively in high-speed local area networks, or LANs, extended versions of these networks, or WANs and MANs, storage area networks, or SANs and cable television, or CATV, networks. Accordingly, widespread adoption of high-speed LANs, SANs and extended networks and the adoption of digital return path technology for CATV network applications is critical to our future success. The markets for high-speed LANs, SANs, CATV networks and extended networks have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LANs, SANs, CATV networks or extended networks particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs, CATV networks or extended networks fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to our top three customers represented 51.3% of total revenues for the nine months ended January 31, 2001 compared to 56.8% of total revenues for the nine months ended January 31, 2000. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. Several of our major customers have recently announced that orders for their products are slowing or that they are less certain about the demand for their products in the near future. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

WE ARE SUBJECT TO PENDING LEGAL PROCEEDINGS

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of this license and supply agreement. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed another complaint alleging infringement of a sixth Methode patent. In January 2001, Methode and Stratos Lightwave filed a third complaint against us, alleging infringement of a seventh patent. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic products that are in dispute in the other lawsuits.

    We believe that we have strong defenses against Methode's lawsuits, and we have filed counterclaims against Methode and Stratos Lightwave. Portions of our counterclaim in the first lawsuit, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims.

    We intend to defend Methode's lawsuit and pursue our counterclaims vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Part II, Item 1.--Legal Proceedings."

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

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a series of related patent infringement lawsuits. For a more detailed discussion of these lawsuits, please refer to "--We are subject to pending legal proceedings." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES OPERATION AND RESELLER DISTRIBUTION
  CHANNELS OR SUCCESSFULLY MANAGE OUR EXPANDED SALES ORGANIZATION, OUR ABILITY TO INCREASE OUR REVENUES WILL BE HARMED

    Historically, we have relied primarily on a limited direct sales organization, supported by third party manufacturers' representatives, to sell our products domestically and on indirect distribution channels to sell our products internationally. Our distribution strategy focuses primarily on developing and expanding our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to successfully expand our direct sales organization and the cost of any expansion may exceed the revenue generated. To the extent that we are successful in expanding our direct sales organization, we cannot assure you that we will be able to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or domestic manufacturers' representatives, or if these resellers or representatives are not successful in their sales or marketing efforts, sales of our products may decrease and our business would be significantly harmed. We have granted exclusive rights to substantially all of our resellers to sell our product and to our representatives to market our products in their specified territories. Our resellers and representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with domestic manufacturer representatives and international resellers would harm our business.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR
  BUSINESS, DILUTE STOCKHOLDER VALUE AND HARM OUR OPERATING RESULTS

    We completed the acquisition of Sensors Unlimited, Inc. on October 17, 2000, Demeter Technologies, Inc., on November 21, 2000 and Medusa Technologies, Inc., on March 2, 2001. We have also entered into agreements to acquire Transwave Fiber, Inc., Shomiti Systems, Inc. and Marlow Industries, Inc. We expect from time to time to evaluate the acquisition of other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We have issued stock in order to complete the acquisitions of Sensors Unlimited, Inc., and Demeter Technologies, Inc., and expect to issue stock to complete the acquisitions of Transwave Fiber, Inc., Shomiti
Systems, Inc. and Marlow Industries, Inc. as well as other businesses. The issuance of stock to consummate these recent and future acquisitions dilutes existing stockholders' percentage ownership. In addition, we could incur substantial debt or assume contingent liabilities in the course of these acquisitions. Our experience in acquiring other business and technologies is limited. These recent, pending and potential acquisitions involve numerous risks, including:

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

OUR EXECUTIVE OFFICERS AND DIRECTORS AND ENTITIES AFFILIATED WITH THEM OWN A
  LARGE PERCENTAGE OF OUR VOTING STOCK, WHICH MAY ALLOW THEM TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL

    Our executive officers, directors and 5% or greater stockholders beneficially own approximately 63.4 million shares or 34% of the outstanding shares of our common stock. These stockholders, acting together may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

    We have recently entered into an agreement to acquire and operate our own facility in Malaysia for the purpose of manufacturing a portion of our products in order to reduce costs and better protect our intellectual property. Our ability to effectively operate and manage this facility is highly dependent on the risks and uncertainties summarized above.

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

OUR STOCK PRICE IS VOLATILE AND YOU MAY BE UNABLE TO RESELL YOUR SHARES AT OR
  ABOVE YOUR PURCHASE PRICE

    The trading price of our common stock has fluctuated substantially since our initial public offering in November 1999. The stock market in general and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode has amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us, alleging infringement of a seventh patent. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic products that are in dispute in the earlier lawsuits.

    Based on consultation with our counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has determined that all of the claims asserted by Methode in one of the patents are invalid, although this determination is not final and is subject to further administrative review. We also believe, based on consultation with our counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint grossly overstates the amount of damages that Methode could possibly have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuits. In addition, we have filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all seven patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims.

    We intend to defend Methode's lawsuits and pursue our counterclaims vigorously. However, the lawsuits are in the preliminary stage, and their outcome cannot be predicted with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode lawsuits, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The lawsuits have also diverted, and are expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of these lawsuits, regardless of their eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the lawsuits be adverse to us, we could be required to pay significant monetary damages to Methode and/or Stratos Lightwave and could be enjoined from selling those products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In February 2000, we filed a Certificate of Designation of Preferences and Rights of the Series A Preferred Stock with the Secretary of State of Delaware to designate 3,250,000 shares of our authorized preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock will automatically be converted into three shares of our common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of our common stock to not less than the number of shares sufficient to allow the conversion of each share of Series A Preferred Stock. Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock will have the same rights as a holder of the number of shares of our common stock into which the share of Series A Preferred Stock is convertible with respect to voting, the receipt of dividends and the receipt of distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock will be issued in connection with the acquisitions of Shomiti Systems, Inc. and Transwave
Fiber, Inc. described elsewhere in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits.

       4.1 Certificate of Designation of Preferences and Rights of the Series A Preferred Stock.

    b.  Reports on Form 8-K

       1. Regarding acquisition of Sensors Unlimited, Inc., filed on November 1, 2000.

       2. Regarding acquisition of Demeter Technologies, Inc., and intent to acquire Shomiti Systems, Inc., and Transwave Fiber, Inc., filed on December 6, 2000.

       3. Regarding acquisition of Sensors Unlimited, Inc., filed on December 29, 2000, to amend the Report on Form 8-K filed on November 1, 2000 to file the Financial Statements of Sensors Unlimited, Inc. and Pro Forma Financial Information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 14, 2001                                   FINISAR CORPORATION

                                                       By:              /s/ JERRY S. RAWLS
                                                            -----------------------------------------
                                                                          Jerry S. Rawls
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:            /s/ STEPHEN K. WORKMAN
                                                            -----------------------------------------
                                                                        Stephen K. Workman
                                                                VICE PRESIDENT, FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER