Form 10-K
period 2001-04-30
FINISAR CORP
filed 2001-07-18
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

000-27999
(Commission File No.)

FINISAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3038428 (I.R.S. Employer Identification No.)

1308 MOFFETT PARK DRIVE
SUNNYVALE, CALIFORNIA 94089
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 408-548-1000

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to section 12(g) of the Act:
 Common stock, $.001 par value
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   As of May 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,395,201,129 based on the closing sales price of such stock as reported on the Nasdaq Stock Market on such date of $15.05 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of May 31, 2001, there were 185,501,853 shares of the registrant's common stock, $.001 par value, and 1,991,287 shares of the registrant's series A preferred stock, $.001 par value, issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2001

PART I

ITEM 1. BUSINESS

    This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

  •
  uncertainty regarding the commercial acceptance of high-speed networking and storage technologies;

  •
  uncertainty regarding our future operating results;

  •
  our ability to introduce new products;

  •
  delays or losses of sales due to long sales and implementation cycles for our products;

  •
  the possibility of lower prices, reduced gross margins and loss of market share due to increased competition; and

  •
  increased demands on our resources due to anticipated growth and the integration of several companies that we have acquired.

    Other factors that could cause actual result to differ from expectation are discussed in "Factors that Could Affect Our Future Performance."

    In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

OVERVIEW

    We are a leading provider of fiber optic subsystems and network test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. We also provide network performance test and monitoring systems which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We sell our products to leading networking and storage equipment manufacturers such as Brocade, EMC and Emulex as well as emerging manufacturers such as ONI Systems, Inc.

    We have recently acquired five privately-held companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. On May 3, 2001, we completed the acquisition of Transwave Fiber, Inc. These acquisitions broaden our product offerings and provide us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and accelerate the product development cycle.

Recent Developments

    Marlow Industries, Inc.  On February 20, 2001, we announced that we had entered into an agreement to acquire Marlow Industries, Inc. On June 19, 2001, we announced that we had terminated the proposed acquisition according to the pertinent provisions of the merger agreement due to adverse economic conditions, particularly within the telecommunications market, and its impact on the business of Marlow.

    Acquisition of Manufacturing Facility in Malaysia.  On May 10, 2001, we purchased a manufacturing facility in Ipoh, Malaysia, for a cash payment of $10 million, of which $2 million was for processing equipment and $8 million was for a building consisting of approximately 700,000 square feet of space, 200,000 square feet of which is suitable for cleanroom operations. The $8 million payment for the building is being held in escrow pending approval by the Malaysian government of the transfer of the real property.

Industry Background

    The ubiquity of computing by businesses, organizations and individuals worldwide and the need to interconnect multiple computing and storage devices to enable widespread communications has given rise to the multi-billion dollar computer networking and storage industries. The rapid growth in the number of corporate and residential users accessing communications networks and the proliferation of new applications designed for electronic commerce, communications and entertainment has resulted in the digitization and accumulation of enormous amounts of data. A study by the Gartner Group released in May 2001 predicts that the amount of stored data will increase at a compound growth rate of over 100% per year from 2000 through 2004. In addition, the value of much of this data has become increasingly mission-critical to the business enterprise and other organizations which must ensure that it is accessible on a reliable basis by employees, suppliers and customers over a diverse geographic area at all times. The need to quickly transmit, store and retrieve large blocks of data across these networks in a cost effective manner has resulted in large-scale equipment expenditures by enterprises and service providers to expand the capacity, or bandwidth, of their network and storage infrastructures using fiber optic transmission technology.

Evolution of Data Networks and Storage Networks

    Data networks are frequently segregated by distance and hardware and software protocols used to transport the data. As a result, the major network segments are frequently referred to as WANs, MANs, LANs and SANs. The technologies used to build these networks are continuously evolving but retain a common thread—the growing use of digital fiber optics to increase capacity and performance.

    Digital Fiber Optics.  Digital fiber optic transmission technology was originally developed for use in WANs to increase the capacity and performance of long distance telecommunications networks. In contrast, LANs, SANs and MANs, with their relatively limited performance requirements, short connection distances and low transmission speeds, did not require the performance capabilities of fiber optics. Systems on these networks were generally interconnected using copper cabling or twisted pair wire.

    As the need to access a common database of shared data and network resources became more widespread, it also created the need to connect users over greater distances. As the bandwidth, storage capacity and transmission distance requirements of enterprises and service providers have increased, it has become necessary to replace the limited transmission capabilities of copper cabling and twisted pair wire with the superior transmission capabilities of digital fiber optics to build practical, high-speed LANs, SANs and MANs.

    While studies suggest that the long-term demand for digital fiber optic systems used to upgrade LANs, SANs and MANs will continue to grow at a rapid pace, the demand for these products has recently slowed. This slowdown is believed to be the result of a combination of factors, including a buildup of excess inventory and a reduction in spending by business enterprises due to adverse economic conditions.

    Interconnecting the various elements of these networks is accomplished with a transceiver, which combines a transmitter for converting an electrical signal into an optical signal for transmission over a fiber optic cable and a receiver for converting an optical signal into an electrical signal so that it can be processed by the network element in which the transceiver resides. Network elements generally include multiple transceivers, or ports, in order to be able to process several signals at the same time.

    Cable television networks, or CATV, have traditionally relied on the use of radio frequency, or RF, analog transmission to broadcast video signals over copper cable. Since the early 1990's, CATV operators have greatly expanded their ability to offer a growing array of entertainment services by upgrading their networks with fiber optic technologies in order to expand capacity and enhance the reliability of their networks. However, the fiber optic technologies deployed to date continue to use RF analog transmission to send signals across these networks. Currently, some CATV operators are evaluating the use of digital fiber optic technologies in portions of their network in order to further enhance network capacity and reliability. These additional benefits arise primarily because digital fiber optic signals have an inherent ability to be transmitted over greater distances without the need for amplification and are more immune to mishandling problems, such as poor splices and connectors, than traditional analog links.

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

    As deployment of LANs increased, Ethernet has become the predominant LAN technology. As bandwidth needs and server processing power increased and larger numbers of users strained the early LAN infrastructure, Ethernet technology evolved from the original 10 megabits per second, or Mbps, version to 100 Mbps Fast Ethernet. In response to continually increasing bandwidth and performance requirements, Gigabit Ethernet technology, which operates at 1,000 Mbps, was introduced in 1998. The Dell O'ro Group estimates that shipments of Gigabit Ethernet ports shipped in switches will increase from 3.9 million in 2000 to over 55 million in 2005, representing a compound annual growth rate of 70%. Most of these Gigabit Ethernet ports will rely on fiber optic subsystems, which allow data to be transmitted accurately, at very high speeds and over long distances. Although the transmission speeds currently offered by Gigabit Ethernet are expected to meet the increasing bandwidth needs of enterprise and service provider networks for the near future, manufacturers have begun to develop networking systems with per-port transmission speeds of 10 gigabits per second, or Gbps, ten times faster than Gigabit Ethernet. Because of the scalability and migration capacity built into the Gigabit Ethernet protocol, manufacturers developing these systems are able to leverage this standard much as they did when they migrated from 100 Mbps Fast Ethernet to 1,000 Mbps Gigabit Ethernet. This next generation of high-speed networking systems will require even higher performance fiber optic subsystems.

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

    With the evolution of the Internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the dominant cost of a typical information technology department, comprising as much as 70% of total expenditures. This in turn has created a demand for faster, more efficient interconnection of data storage systems with servers and LANs. Contributing to this demand are:

  •
  the need to connect increasing numbers of storage devices and servers to a growing number of users;

  •
  the need to interconnect servers and storage systems supplied by multiple vendors;

  •
  the increasingly mission-critical nature of stored data and the need for rapid access to this data; and

  •
  the expense and complexity associated with managing increasingly large amounts of data storage.

    Although advances in technology, including the recent development of Gigabit Ethernet, increased LAN transmission speeds by more than 1,000 times during the 1990s, storage-to-server data transmission speeds on SCSI-based systems increased by less than ten times during this period. This speed disparity created a bottleneck between storage systems and servers and the LANs connected to those servers. In 1995, the Fibre Channel interconnect protocol was standardized to address the speed, distance and connectivity limitations of SCSI-based storage while maintaining backward compatibility with the installed base of SCSI-based storage systems. Fibre Channel allows up to 126 devices to communicate at rates up to 1.062 Gbps over distances of up to 10 kilometers. The Fibre Channel protocol has enabled the development of high-speed SANs which provide the interconnection between storage systems and servers.

    Fibre Channel-based SANs provide many benefits, including transmission speeds comparable to high-speed LANs and transmission distances which allow broader sharing of resources. SANs also enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. In May 2001, the Gartner Group estimated that the use of SANs will increase as a percentage of total data storage systems from 24% in 2000 to 66% in 2004. In May 2001, IDC projected that the number of ports shipped in Fibre Channel systems, including switches, storage arrays and host bus adapters, or HBAs, will increase from 1.7 million in 2000 to 12.9 million in 2004, representing a compound annual growth rate of 65%. Most of these ports will rely on fiber optic subsystems to transmit and receive data at very high speeds with high accuracy, and often over long distances. Like manufacturers of Gigabit Ethernet-based LAN systems, manufacturers of Fibre Channel-based SAN systems are already developing the next generation of SAN products with speeds of 2.125 Gbps, twice as fast as current Fibre Channel speeds. Like Gigabit Ethernet, the Fibre Channel protocol is scalable, allowing for the potential development of systems with speeds of over 10 Gbps. The speeds contemplated by future generation SAN systems will require even higher performance fiber optics subsystems.

    Metropolitan Access Networks.  The need for increased bandwidth is also increasing the demand for high-speed connectivity in MANs. The deployment of equipment for dense wavelength division multiplexing, or DWDM, has resulted in a 12,000% increase in capacity for long-haul networks since early 1997. Over the same period, the transmission of data within buildings and corporate campus networks has increased to gigabit speeds. However, connecting these islands of data is a "copper straw" where transmission rates are reduced to megabits per second or slower over a combination of twisted pair, T-1 lines, frame relay and wireless links. The opportunities and technical challenges represented by this problem are considerable. Previous technologies used to upgrade WANs, such as DWDM, will likely not be economical to deploy in MANs. Instead, new technologies that use more cost effective coarse wavelength division multiplexing, or CWDM, are likely to be preferred in most of these networks.

    CATV networks are increasingly being viewed as an alternative means of providing access to a broader range of communication services within metropolitan areas. With the rapid growth in Internet-related services, the demand for two-way interactive CATV services has also increased. The transformation of a one-way broadcast network to a two-way interactive network requires that the signals originating at each home be aggregated at a node before being sent back to the CATV network headend. This transformation, using analog signal transmission for the return path, involves numerous technical challenges because the electrical noise originating at each home is also aggregated before being transmitted. This aggregation of noise limits the amount of bandwidth and distance over which these return signals can be transmitted. For this reason, a substantial portion of CATV networks have not been upgraded for two-way transmission, while those which have implemented analog return path systems are limited with respect to their ability to carry two-way traffic.

    The use of digital fiber optic solutions to upgrade these networks is in an early stage of development.

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

Evolution of Fiber Optic Subsystems for Networking

    The development and manufacture of high quality, cost-effective fiber optic subsystems for LANs, SANs and MANs present a number of significant technical challenges, including the following:

  •
  As data rates increase, it becomes significantly more difficult to maintain data integrity because high speed signals can be degraded unless subsystem components such as lasers, detectors and integrated circuits are properly integrated and packaged;

  •
  The increasingly mission-critical nature of data transmission and storage has magnified the impact of system failures, increasing the need for system reliability and the importance of real-time performance monitoring;

  •
  Manufacturers of high speed networking equipment require optical subsystems that support a wide range of transmission distances, protocols and applications; and

  •
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

The Finisar Solution

    We are a leading provider of fiber optic subsystems and network test and monitoring systems which enable high-speed data communications over LANs, SANs and MANs. We are focused on providing high-performance, reliable, value-added optical subsystems for networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet, Fibre Channel and SONET protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances and mediums. We also provide unique network test and monitoring systems that assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. Our products provide the following key benefits to manufacturers of high-speed data networking and storage systems:

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

    High Reliability.  We design all of our subsystems to provide the high reliability required for data networking and storage applications that are critical to an enterprise. Using standard statistical methodology and testing, we have been able to predict that some of our products can be expected to operate reliably for up to 40 million hours. Our subsystems are engineered to operate with minimal power requirements thereby increasing product life, and to function across a wide range of temperatures and voltages. This reliability and flexibility have allowed our subsystems to be designed into the products of manufacturers who provide systems for a variety of mission-critical applications. In addition, because our subsystems emit lower levels of electromagnetic interference, or EMI, than the standards set by the FCC, we offer manufacturers greater flexibility in the design of their systems and integration of other components and subsystems.

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

    Broad Test System Product Line.  We believe that we are a leading provider of network performance test systems for Fiber Channel-based networks. We offer a broad line of test systems to assist our customers in efficiently designing reliable, high-speed networking systems and testing and monitoring the performance of these systems. We believe our test systems enable our customers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market.

Strategy

    Our objective is to be the leading provider of fiber optic subsystems and test systems to manufacturers of high-speed data networking and storage systems. Key elements of our strategy include the following:

    Maintain Technology Leadership in High-Speed Fiber Optic Transmission.  We have been focused on the development of fiber optic subsystems since 1988. Current Finisar employees were actively involved in the original development of the Fibre Channel standard and, more recently, in the development and implementation of Gigabit Ethernet and the emerging Infiniband protocol. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. For example, we have designed new products to support emerging technologies such as 10 Gbps Ethernet, 2 Gbps Fibre Channel, and the Infiniband protocol. We are also focused on increased product integration to enhance the price/performance capabilities of our products. An example of this product integration is our new line of products for MANs using CWDM that combine passive optical technology from Transwave Fiber with our optical subsystems. We believe that these products have the potential to change the network architectures currently used for MANs.

    Leverage Core Competencies Across Multiple, High-Growth Markets.  We believe that fiber optic technology will increasingly become the transmission technology of choice for multiple high-growth data communication markets, including Gigabit Ethernet-based LANs and MANs, Fibre Channel-based SANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols such as Gigabit Ethernet, Fibre Channel and Infiniband can be leveraged into leadership positions as these technologies are extended across multiple markets and applications. Our goal is to be the optical subsystem and network performance test system provider of choice for multiple protocols and network applications.

    Strengthen and Expand Customer Relationships.  Over the past 12 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets. We have recently established new customer relationships with several emerging Gigabit Ethernet and Fibre Channel networking equipment manufacturers. We intend to expand our sales and marketing organization in order to establish new relationships with other key data communications network manufacturers.

    Capitalize on Cross-Selling Opportunities.  Many manufacturers of high-speed data networking and storage systems purchase both optical subsystems and test systems from third-party providers. Frequently, however, different groups or departments within a manufacturer's organization are responsible for qualifying and purchasing subsystems and test equipment. We are increasingly able to capitalize on our customers' satisfaction with one of our product lines and our service-oriented approach to gain valuable introductions that lead to sales of our other product lines. As this trend develops, we intend to leverage our unique expertise in both optical subsystems and test systems. In particular, the widespread acceptance of our Fibre Channel test systems and the introduction of our 10Gbps bit error rate tester for 10 Gigabit Ethernet systems are providing opportunities to develop new customers for our optical subsystems.

    Acquire Critical Technologies.  The ability to develop innovative products frequently requires that we control the critical underlying technologies and core competencies to be used in the development process. This enhances our ability to speed the development process as well as to protect any intellectual property that might be created in the process. This has been the primary motivation for the acquisitions that we have completed to date. We acquired four companies during the fiscal year ended April 30, 2001, and completed the acquisition of a fifth company shortly after the end of the fiscal year, which we believe will enable us to respond more quickly to new market opportunities. We currently manufacture lasers through Demeter Technologies, photodiodes and arrays through Sensors Unlimited and passive components through Transwave Fiber. We believe that the acquisitions of Shomiti Systems and Medusa Technologies will enhance our position in testing and monitoring equipment for Fibre Channel, Gigabit Ethernet, Infiniband and FICON network protocols. In addition, we made minority investments in five other companies during the last fiscal year to give us access to additional technologies for developing new optical subsystems. We expect to continue to acquire new technologies that may enable us to introduce new innovative products, reduce our product cost or enhance our customer service.

    Develop Low Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new low cost, high value-added products. Lower product costs can be achieved through the introduction of new disruptive technologies, product design or market presence. In each case, access to low-cost manufacturing resources will be a key factor in the ability to offer a low cost product solution. We have developed unique product designs and automated test processes that reduce the time to manufacture many of our products. During the past fiscal year, we developed relationships with a number of off-shore manufacturing companies to gain access to low-cost labor. In order to be able to transfer additional processes off-shore while maintaining greater control over our intellectual property, we recently purchased a manufacturing facility in Ipoh, Malaysia. We anticipate that we will commence volume manufacturing at our Malaysian facility in the second quarter of fiscal 2002, but will continue to rely on third-party manufacturers for a portion of our overall manufacturing requirements.

Products

    Per the guidelines established by the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that, beginning in fiscal 2001, we operate in two segments: optical components and subsystems and network test and monitoring systems.

    We provide a broad line of complementary products within these two segments for high-speed data communications over Gigabit Ethernet LANs and MANs and Fibre Channel SANs. As a result of recent acquisitions, we also provide a number of key optical components used in these optical subsystems.

Optical Subsystems

    Our optical subsystems generally consist of optical data links for LANs and SANs and optical subsystems for MANs.

    Optical Data Links.  Systems connected with fiber optics require optical subsystems to convert electrical signals into optical signals and back into electrical signals at high speeds. Our optical data links are integrated into our customers' systems and used for both short- and long-distance fiber optic communications.

    Our family of optical data link products consists of transmitters, receivers and transceivers based on the Gigabit Ethernet and Fibre Channel protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Photodetectors and receivers incorporating photodetectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions. Our optical data link products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, form factors and software enhancements.

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

    Optical Subsystems for MANs.  We have introduced a full line of optical subsystems for MANs using CWDM technologies designed to deliver dramatic cost savings to optical networking manufacturers as compared to solutions based on DWDM. CWDM systems use far fewer wavelengths, typically spaced 20 nanometers apart, to transport data from point-to-point or in a ring configuration. DWDM systems, which historically have been deployed for adding capacity in long-haul telecommunications networks, are typically designed for wavelengths spaced only 1.6 nanometers apart. While offering additional capacity, DWDM systems are far more complex and must be cooled, further adding to the cost of such systems. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop muxes, or OADMs, and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel. These products are in the later stages of product development and are expected to be available for customer trials in the first quarter of fiscal 2002.

    Our line of optical subsystems for MANs also includes products which use a new technical approach to the transportation of information inside CATV networks. Traditionally, fiber optic links in CATV networks have used analog modulation to transport signals. Our design digitizes the return path signal with performance comparable to the best analog links with the added benefits associated with the use of digital fiber optic technologies in terms of lower overall network costs and greater reliability. To date, we have sold products primarily for use in customer trials.

    The following table describes our principal optical subsystem products:

Protocols	Transmission Speed (Gbps)	Fiber Types	Wavelengths (nm)	Transmission Distances	Form Factors	Other
Optical Data Links Transmitters
Fibre Channel	1.062	Multi-mode	850	500 m	17-pin	Built-in diagnostics
Gigabit Ethernet	1.25	Single mode	1310	10 km
			1550	30 km
				80 km
Receivers
Fibre Channel	1.062	Multi-mode	850	500 m	17-pin	Reports on
Gigabit Ethernet	1.25	Single mode	1310	10 km		received
			1550	30 - 80 km		optical power levels
Transceivers
Fibre Channel	1.062/2.125	Multi-mode	850	500 m	28-pin	Built-in diagnostics
Gigabit Ethernet	1.25	Single mode	1310	2 km	9-pin	Serial identification
SONET/SDH	2.488		1550	10 km	GBIC
10-Gigabit Ethernet	10.3/9.95		CWDM	30 - 80 km	SFP/SFF
					300-pin
CWDM products
Multiplexer/Demultiplexer		Single mode	CWDM (1470-1620)	Point-to-Point Ring	Module Plug-in	4-8 Channel
Add Drop Multiplexer/Demultiplexer		Single mode	CWDM (1470-1620)	Ring	Module	2-4 Channel
CATV products
Digital return path transmitter	1.25/1.6/2.5	Single mode	1310 1550 1550 CWDM 1550 ITU	10/40 km 60 km 60 km 80 km	Customer Specific	Built-in diagnostic

Optical Components

    With the acquisitions of Sensors Unlimited, Demeter Technologies and Transwave Fiber, we gained access to active and passive components that can be utilized in designing and manufacturing new optical subsystems incorporating innovations arising from the integration of these newly acquired technologies. Sensors Unlimited provides expertise in Indium Phosphide semiconductor materials and the introduction of positive intrinsic negative, or PIN, receivers at 10 Gbps, optical performance monitors (OPMs) for monitoring wavelengths in DWDM systems as well as other optical devices now being incorporated into our line of optical transceivers. Demeter Technologies adds the capability for making Fabry Perot and distributed feedback lasers to be incorporated into our transceiver designs as well as to be sold into the merchant market. Passive components designed by Transwave Fiber will be important in developing cost-effective transmission systems and OADMs used in wavelength division multiplexing subsystems to eliminate bandwidth bottlenecks and expand the performance of MANs.

    The following table describes our principal optical component products:

Protocols	Transmission Speed (Gbps)	Fiber Types	Wavelength (nm)	Form Factors
Active Components
Laser Products	1.25	Single mode	1310/1550	TO package
	2.5	Single mode	1310	TO package
	2.5	Single mode	1310 DFB	TO package
Receiver Components
APD Receiver	2.5	Single mode Multi-mode	1310/1550	5-pin TO46
PIN Receiver	10	Single mode	1550	SMA
Linear Photodiode Array		None	900-1700	28-pin DIL
Passive Components
WDM coupler	1 - 40	Single mode	1470nm to 1610nm	Double tube packaging
Filter modules	1 - 40	Single mode	1470nm to 1610nm
Tapered coupler	1.0	Multi-mode	850nm	Single tube packaging
Broadband light source	DC	Single mode	1310nm to 1610nm
Quarter Waveplate		Single mode	1550nm

Network Test and Monitoring Systems

    Our family of network test and monitoring systems assist networking and storage system manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We believe we are the leading supplier of test equipment for the Fibre Channel protocol used in enterprise SANs. As a result of the acquisition of Shomiti Systems, we also offer Gigabit Ethernet test systems. Our test and monitoring systems allow engineers, service technicians and network managers to capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems.

    The following table describes our network test and monitoring system products:

Product Description	Network Protocol Supported	Transmission Speed (Mbps or Gbps)	Target Applications
Network Monitoring and Analysis Software	Ethernet	10 - 100 - 1Gbps	Enterprise Network Management
THGs Ethernet Monitoring/Analysis Systems	Ethernet	10 - 100 - 1Gbps	Service, Enterprise Network Management
THGm Ethernet Monitoring/Analysis Modules	Ethernet	10 - 100 - 1Gbps	R&D, Service, Enterprise Network Management
Passive In-Line Taps for Ethernet and Fibre Channel	Ethernet Fibre Channel	10 - 100 - 1Gbps 1.062 - 2.125Gbps	R&D, Service, Enterprise Network Management
ATS ISA—Advanced Test Systems, ISA Bus, for Ethernet networks	Ethernet	10 - 100 - 1Gbps	R&D
Voyager RMON2 Probe Systems	Ethernet	10 - 100 bps	Enterprise Network Management
GTX-A Fibre Channel Analysis Systems	Fibre Channel	1.062 - 2.125Gbps	R&D, Service
GT Fibre Channel Analysis Systems	Fibre Channel	1.062 Gbps	R&D, Service
IBT InfiniBand Analysis Systems	1X Infiniband	2.5 Gbps	R&D, Service
GBIC Modules	Ethernet	10 - 100 - 1 - 2.125Gbps	R&D, Enterprise Network Management
SAN Performance Analysis Software	Fibre Channel	1.062 - 2.125Gbps	R&D, Service
Link and Traffic Check Tools	Ethernet Fibre Channel	1 - 1.062 - 1.25 - 2.5 Gbps	R&D, Service
Near Infrared Imaging Cameras	n/a	900-1700nm Wavelength	R&D, Service

Customers

    To date, our revenues have been principally derived from sales to customers who sell products for building and testing storage area networks. Approximately 70% of our total revenues were derived from sales to these customers in fiscal 1999, 65% in fiscal 2000 and 68% in fiscal 2001. Sales to our top three customers represented approximately 54% of our total revenues in fiscal 1999, 55% in fiscal 2000 and 48% in fiscal 2001. Sales to our top three customers, Brocade, EMC Corporation and Emulex, accounted for 20.1%, 17.3% and 11.0% of our total revenues, respectively, in fiscal 2001.

Technology

    The development of high quality fiber optic subsystems and test systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

    High Frequency Semiconductor Design.  Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon and gallium arsenide, or GaAs, semiconductor technologies where circuit element frequencies are very fast and can be as high as 60 gigahertz, or GHz. We have designed proprietary circuits including laser drivers and receiver pre- and post-amplifiers. Our designs have made us early entrants in the 1.0 Gbps data communications market and more recently in the 2.5 Gbps data communications market. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

    Complex Logic Design.  Our test equipment designs are based on field programmable gate arrays, or FPGAs. In recent customer trials, our newest products are being used to operate with clock frequencies of up to 125 megahertz, or MHz, and logic densities up to 1 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products.

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

    System Design.  The design of all of our products requires a combination of sophisticated technical competencies—optical engineering, high-speed digital and analog design, ASIC design and software engineering. We have built an organization of people with skills in all of these areas. It is the integration of these technical competencies that enables us to produce products that meet the needs of our customers. Our combination of these technical competencies has enabled us to design and manufacture optical subsystems with built-in optical test multiplexing and network monitoring, as well as test systems that integrate optical and protocol testing with user interface software.

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

    Wafer Fabrication.  Following our acquisitions of Sensors Unlimited and Demeter Technologies we are developing new capabilities in InP (Indium Phosphide) integration. This compound semiconductor material system is useful for fabrication of laser diodes and photodiodes that operate at wavelengths between 1200 nanometers to 1700 nanometers. To date, we have developed a number of products based on access to wafer fabrication processing including Fabry Perot lasers and standard PIN and avalanche photodiodes (APD). Both lasers and photodiodes operate at 1, 2.5 and 10 Gbps.

Competition

    The market for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs is highly competitive. We believe the principal competitive factors in the optical subsystem and test system markets are:

  •
  product performance, features, functionality and reliability;

  •
  price/performance characteristics;

  •
  timeliness of new product introductions;

  •
  adoption of emerging industry standards;

  •
  service and support;

  •
  size and scope of distribution network;

  •
  brand name;

  •
  access to customers; and

  •
  size of installed customer base.

    We believe we compete favorably with our competitors with respect to most of the foregoing factors. However, we cannot assure you that we will be able to compete successfully against either current or future competitors.

Sales, Marketing and Technical Support

    We sell our products in North America through our direct sales force and a network of independent manufacturers' representatives. For sales of our optical components and subsystems, we utilize a direct sales force augmented by eight domestic manufacturers' representatives and 13 international resellers. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by nine domestic manufacturers' representatives and 33 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover.

    Both our optical subsystems and our network performance test systems are often sold to the same customer. We are increasingly able to capitalize on our customers' satisfaction with one of our product lines and our service-oriented approach to gain valuable introductions that can lead to sales of our other product lines. We anticipate that we will continue to benefit from these trends in the future.

    Our marketing efforts are focused on increasing awareness of our optical subsystems and test and monitoring systems product lines and our brand name. Key components of our marketing efforts include:

  •
  continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet and Fibre Channel technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts; and

  •
  leveraging major trade show events and LAN, SAN, MAN and CATV conferences to promote our broad product lines.

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

Manufacturing

    For most of the last fiscal year, we relied on three Asia based and one U.S. based contract manufacturer for substantially all of our assembly and test operations. We do not have long-term contracts with any of our contract manufacturers, and none of them are obligated to perform assembly services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control operations at our facility in Sunnyvale, California, as well as at our subsidiaries' facilities located in Princeton, New Jersey and El Monte, California.

    We purchased a manufacturing facility in Malaysia in May 2001, consisting of 700,000 square feet, of which 200,000 square feet is suitable for cleanroom operations. This facility will allow us to transfer additional manufacturing processes to a lower-cost manufacturing location while maintaining greater control over our intellectual property than if we were to subcontract those operations. We expect to continue to use contract manufacturers for a portion of our manufacturing needs.

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

Research and Development

    In fiscal 1999, fiscal 2000 and fiscal 2001, our research and development expenses were $7.9 million, $13.8 million and $33.7 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our different product lines and we have specific groups devoted to ASIC design and test, gigabit per second subsystem design, test equipment hardware and software design. In addition, our research and development also includes manufacturing engineer efforts whereby we examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

    We are currently undertaking development efforts for our product lines with emphasis on increasing reliability, integrity and performance, as well as value-added functions. Some examples of products that we are working on are 10 Gbps Ethernet and CWDM optical subsystems. We also intend to focus on increased product integration to enhance the price/performance capabilities of our products. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

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

Employees

    As of April 30, 2001, we employed approximately 760 full-time employees. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Factors That Could Affect Our Future Performance

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

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

    We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Beginning in the last quarter of fiscal 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers. As a result our revenues for the fourth quarter of fiscal 2001 declined in comparison to the third quarter and are expected to decline in the first quarter of fiscal 2002 ending on July 31, 2001.

    It is likely that in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Our success is dependent on the continued development of the emerging high-speed LAN, SAN and MAN markets.

    Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. If the markets for high-speed LANs, SANs or MANs fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

We will face challenges to our business if our target markets adopt alternate standards to fibre channel and gigabit ethernet technology or if our products fail to comply with evolving industry standards and government regulations.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to our top four customers represented approximately 54% of total revenues in fiscal

1999, 55% in fiscal 2000 and 48% in fiscal 2001. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. Several of our major customers have recently announced that orders for their products are slowing or that they are less certain about the demand for their products in the near future. As a result, beginning in the last quarter of fiscal 2001 we experienced reduced orders, and in some cases cancellations of existing orders, from our customers. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet our customers' needs.

    We do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

  •
  our customers can stop purchasing our products at any time without penalty;

  •
  our customers are free to purchase products from our competitors; and

  •
  our customers are not required to make minimum purchases.

    Sales are typically made pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, we will lose sales and customers.

Our market is subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

    The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. We have in the past experienced delays in product development and such delays may occur in the future. Therefore, to the extent customers defer or cancel orders in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  changing product specifications and customer requirements;

  •
  difficulties in hiring and retaining necessary technical personnel;

  •
  difficulties in reallocating engineering resources and overcoming resource limitations;

  •
  difficulties with contract manufacturers;

  •
  changing market or competitive product requirements; and

  •
  unanticipated engineering complexities.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share.

    The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies, International Business Machines Corporation, Stratos Lightwave (formerly Methode Electronics), Molex Premise Networks and Vixel Corporation. For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Xyratex International and Network Associates. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

Decreases in average selling prices of our products may reduce gross margins.

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

Shifts in our product mix may result in declines in gross margins.

    Our gross profit margins vary among our product families, and our gross margins are generally higher on our network test and monitoring systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins.

We are subject to pending legal proceedings.

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode subsequently amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic products that are in dispute in the other lawsuits. The claims against Hewlett-Packard were dismissed in May 2001 pursuant to a settlement agreement between Hewlett-Packard, Methode and Stratos Lightwave.

    We believe that we have strong defenses against Methode's lawsuits, and we have filed counterclaims against Methode and Stratos Lightwave. Portions of our counterclaims in the first lawsuit, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims.

    We intend to defend Methode's lawsuits and pursue our counterclaims vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Item 3.—Legal Proceedings."

Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable.

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

We depend on contract manufacturers for substantially all of our assembly requirements, and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed.

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

    We have recently begun to shift a substantial portion of our manufacturing requirements to our new facility in Malaysia. We may experience difficulty in implementing our manufacturing processes in this new facility, which could lead to production delays. The inability to obtain adequate supplies of high-quality products from our contract manufacturers to enable us to fulfill orders to our customers during any period in which we experience production delays would harm our business.

    Additional risks associated with international manufacturing include:

  •
  unexpected changes in regulatory requirements;

  •
  legal uncertainties regarding liability, tariffs and other trade barriers;

  •
  inadequate protection of intellectual property in some countries;

  •
  greater incidence of shipping delays;

  •
  greater difficulty in overseeing manufacturing operations;

  •
  potential political and economic instability; and

  •
  currency fluctuations.

    Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

We may lose sales if our suppliers fail to meet our needs.

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

We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families.

    We currently derive substantially all of our revenue from sales of our optical components and subsystems and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical components and subsystems or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, MANs and CATV networks and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

Because of intense competition for technical personnel, we may not be able to recruit or retain necessary personnel.

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

Continued rapid growth will strain our operations and require us to incur costs to upgrade our infrastructure.

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

Our products may contain defects that may cause us to incur significant costs, divert our attention from product development efforts and result in a loss of customers.

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

Our failure to protect our intellectual property may significantly harm our business.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a series of related patent infringement lawsuits. For a more detailed discussion of these lawsuits, please refer to "Item 3—Legal Proceedings." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

If we are unable to expand our direct sales operation and reseller distribution channels or successfully manage our expanded sales organization, our ability to increase our revenues will be harmed.

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

Recent, pending and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

    In October 2000, we completed the acquisition of Sensors Unlimited. In November 2000, we completed the acquisition of Demeter Technologies. In March 2001, we completed the acquisitions of Medusa Technologies and Shomiti Systems. In May 2001, we completed the acquisition of Transwave Fiber. We expect to continue to review opportunities to buy other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We issued stock to acquire Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. The issuance of stock in these transactions has diluted existing stockholders' percentage ownership. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities.

Our experience in acquiring other business and technologies is limited. These recent, pending and potential acquisitions involve numerous risks, including:

  •
  problems assimilating the purchased operations, technologies or products;

  •
  unanticipated costs associated with the acquisition;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  risks associated with entering markets in which we have no or limited prior experience; and

  •
  potential loss of key employees of purchased organizations.

    We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business.

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control.

    As of May 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 64.0 million shares or 33.1% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

    Some provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

  •
  authorizing the board to issue additional preferred stock;

  •
  prohibiting cumulative voting in the election of directors;

  •
  limiting the persons who may call special meetings of stockholders;

  •
  prohibiting stockholder actions by written consent;

  •
  creating a classified Board of Directors pursuant to which our directors are elected for staggered three-year terms; and

  •
  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our headquarters and a portion of our manufacturing operations are located in Northern California where natural disasters may occur.

    Currently, our corporate headquarters and a portion of our manufacturing operations are located in Northern California. Northern California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Our stock price is volatile and you may be unable to resell your shares at or above your purchase price.

    The trading price of our common stock has fluctuated substantially since our initial public offering in November 1999. The stock market, in general, and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

ITEM 2. PROPERTIES

    Our facilities are located in California, Washington, New Jersey, Texas, and Florida.

    We lease approximately 75,000 square feet in Sunnyvale, California, for our corporate headquarters which includes research and development, sales and marketing, general and administrative and manufacturing operations. This lease expires in July 2006. We lease approximately 54,300 square feet in Hayward, California, which includes research and development, warehousing and manufacturing operations. This lease expires in January 2006. Additionally, we own a 92,000 square foot facility in Sunnyvale consisting of three buildings which includes research and development, sales and marketing, and manufacturing operations.

    We continue to lease our prior facility in Mountain View, California under a lease expiring in May 2002. We intend to continue subleasing this 20,000 square foot facility through the expiration of the lease term.

    As part of our acquisition of Shomiti Systems, we lease approximately 23,000 square feet of general office space in San Jose, California. The lease expires in April 2002.

    As part of our acquisition of Demeter Technologies, we lease two facilities in El Monte, California, totaling approximately 22,000 square feet. The leases expire in August 2003.

    We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of Medusa Technologies. The lease expires in July 2008.

    As part of our acquisition of Sensors Unlimited, we lease four facilities totaling approximately 38,000 square feet in Princeton, New Jersey. All of the leases expire in January 2004.

    Additionally, we lease sales offices in San Francisco, California, Bellevue, Washington, and Coral Gables, Florida. The leases are for approximately 300 square feet to 1,000 square feet, with renewable terms of from six months to one year.

    In May 2001, we purchased a 700,000 square foot manufacturing facility in Ipoh, Malaysia. The transfer of the real property on which the facility is located is subject to approval by the Malaysian government. We currently occupy the facility under a lease agreement with the previous owner of the property.

ITEM 3. LEGAL PROCEEDINGS

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. In July 1999, we and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted our motion and the case is now pending in the Northern District of California. Methode subsequently amended its complaint to add Agilent Technologies, Inc. as a party, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has filed a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District

of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic patents that are in dispute in the other lawsuits. The claims against Hewlett-Packard and Agilent Technologies were dismissed in May 2001 pursuant to a settlement agreement between those companies and Methode and Stratos Lightwave.

    Based on consultation with our counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has rejected all of the claims asserted by Methode in one of the patents in a reexamination proceeding. That determination has been appealed by Methode. We also believe, based on consultation with our counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint overstates the amount of damages that Methode could have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuit. In addition, we have filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all seven patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. We have also asserted federal and state antitrust claims against Methode and Stratos Lightwave for restraint of trade, conspiracy to monopolize and attempted monopolization. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims. A settlement conference in the first and second lawsuits is scheduled for the fall of 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol "FNSR." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated, as adjusted for a three-for-one stock split effective in April 2000:

	High	Low
Fiscal 2001 Quarter Ended:
April 30, 2001	$38.8750	$6.7500
January 31, 2001	$38.9844	$22.1250
October 31, 2000	$48.3750	$24.2500
July 31, 2000	$38.1250	$20.5000
Fiscal 2000 Quarter Ended:
April 30, 2000	$58.3333	$20.1250
January 31, 2000 (from November 11, 1999)	$39.2917	$21.1667

    The closing price of our common stock as reported on the Nasdaq National Market on May 31, 2001 was $15.05. The approximate number of stockholders of record on May 31, 2001 was 550. This number does not include stockholders whose shares are held in trust by other entities. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

    We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

    You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the years ended April 30, 1999, 2000 and 2001 and the balance sheet data as of April 30, 2000 and 2001 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended April 30, 1997 and 1998 and the balance sheet data as of April 30, 1997, 1998 and 1999 are derived from audited financial statements not included in this report.

	Fiscal Year Ended April 30,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$8,457	$22,067	$35,471	$67,147	$188,800
Cost of revenues	3,438	8,705	15,514	34,190	131,551
Amortization of acquired developed technology	—	—	—	—	10,900

Gross profit	5,019	13,362	19,957	32,957	46,349

Operating expenses:
Research and development	2,536	3,806	7,864	13,806	33,696
Sales and marketing	645	1,629	4,145	7,122	16,673
General and administrative	464	833	2,299	3,516	10,160
Amortization of deferred stock compensation	—	—	428	5,530	13,542
Acquired in-process research and development	—	—	—	—	35,218
Amortization of goodwill and other purchased intangibles	—	—	—	—	53,122
Other acquisition costs	—	—	—	—	1,130

Total operating expenses	3,645	6,268	14,736	29,974	163,541

Income (loss) from operations	1,374	7,094	5,221	2,983	(117,192)
Interest income (expense), net	13	5	(275)	3,252	14,217
Other income (expense), net	—	(25)	(28)	(99)	18,546

Income (loss) before income taxes	1,387	7,074	4,918	6,136	(84,429)
Provision for income taxes	440	2,715	1,873	3,255	1,020

Net income (loss)	$947	$4,359	$3,045	$2,881	$(85,449)

Net income (loss) per share:
Basic	$0.01	$0.03	$0.03	$0.03	$(0.53)

Diluted	$0.01	$0.03	$0.02	$0.02	$(0.53)

Shares used in per share calculations:
Basic	132,000	131,259	110,580	113,930	160,014

Diluted	132,000	131,259	134,814	144,102	160,014

	April 30,
	1997	1998	1999	2000	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$422	$722	$5,044	$320,735	$146,111
Working capital	1,685	5,730	13,011	342,711	249,000
Total assets	2,987	7,761	20,955	364,920	1,029,995
Long-term portion of note payable and capital lease obligations, and other long-term liabilities	—	416	11,032	524	45,354
Convertible redeemable preferred stock	—	—	26,260	—	—
Convertible preferred stock	—	—	—	—	1
Total stockholders' equity (deficit)	2,088	6,447	(21,503)	352,422	941,851

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1. Business—Factors That Could Affect Our Future Performance." The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this document.

Overview

    We are a leading provider of fiber optic subsystems and network test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. We also provide network test and monitoring systems which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We sell our products to leading networking and storage equipment manufacturers such as Brocade, EMC and Emulex as well as emerging manufacturers such as ONI Systems, Inc.

    We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock, and in April 2000 we received $190.6 million from an additional public offering of shares of our common stock.

    Revenues.  Our revenues have been principally derived from sales to customers who sell products for building and testing storage area networks. Approximately 70% of our total revenues were derived from sales to these customers in fiscal 1999, 65% in fiscal 2000 and 68% in fiscal 2001. Sales to our top three customers represented approximately 54% of our total revenues in fiscal 1999, 55% in fiscal 2000 and 48% in fiscal 2001. Sales to our top three customers, Brocade, EMC Corporation and Emulex, accounted for 20.1%, 17.3% and 11.0% of our total revenues, respectively, in fiscal 2001. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

    We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test and monitoring systems is usually considerably shorter. Historically, substantially all of our sales have been made to customers in North America. To address expanding international markets, we have established relationships with distributors in China, Japan, Korea, Singapore, Taiwan, the United Kingdom, Ireland, France, Benelux, Germany, Israel, and Scandinavia.

    The market for optical components and subsystems is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and a rapid growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

    Cost of revenues.  Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries' facilities located in Princeton, New Jersey and El Monte, California. Accordingly, a significant portion of our cost of revenues has consisted of payments to our contract manufacturers. There can be no assurance that we will be able to reduce our cost of revenues to keep pace with anticipated decreases in average selling prices.

    Gross profit.  Our gross profit margins vary among our product families, and are generally higher on our network test and monitoring systems than on our optical components and subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products over the past several quarters, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical components and subsystem products that has resulted in a decline in overall gross margins.

    Research and development.  Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes and fees paid to consultants. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in future periods.

    Sales and marketing expense.  Sales and marketing expenses consist primarily of commissions paid to manufacturers' representatives, salaries and related expenses for personnel engaged in sales, marketing and field support activities and other costs associated with the promotion of our products. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization. We therefore expect that our sales and marketing expenses will increase in future periods.

    General and administrative expense.  General and administrative expenses consist primarily of salaries and related expenses for administrative, finance and human resources personnel, professional fees and other corporate expenses. We expect that, in support of our continued growth and our operations as a public company, general and administrative expenses will continue to increase for the foreseeable future. General and administrative expenses are also likely to be affected in future periods by significant legal fees and expenses incurred in connection with pending patent litigation.

    Deferred stock compensation.  In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $2.4 million in fiscal 1999 and $13.0 million in fiscal 2000, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of four companies acquired during fiscal 2001, we recorded $21.2 million in deferred stock compensation in fiscal 2001, representing the difference between the fair market value of our common stock and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically five years. We amortized deferred stock compensation of $428,000 in fiscal 1999, $5.5 million in fiscal 2000 and $13.5 million in fiscal 2001. Excluding any future acquisitions that are completed after the end of our fiscal year, we expect to record additional amortization expense relating to deferred stock compensation approximately as follows: $10.8 million during fiscal 2002, $4.4 million during fiscal 2003, $1.7 million during fiscal 2004 and $209,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

    Other acquisition costs.  We have recently acquired five privately-held companies in order to gain access to new technologies. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Demeter Technologies, Medusa Technologies, and Shomiti Systems. On May 3, 2001, we completed the acquisition of Transwave Fiber. As a result of acquisitions during the past fiscal year, we recognized $53.1 million for the amortization of intangible assets, $35.2 million related to in-process research and development, $10.9 million for amortization of acquired developed technology and $1.1 million in other acquisition related costs typically consisting of incentive payments for employee retention.

    Other income and expense.  Other non-operating income and expenses generally consist of bank fees and gains or losses as a result of the sale of assets. In fiscal 2001, other income of $18.5 million includes a pretax gain of $19.1 million associated with the sale of a product line to ONI Systems, Inc.

Results of Operations

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Year Ended April 30,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	43.7	50.9	69.7
Amortization of acquired developed technology	—	—	5.8

Gross profit	56.3	49.1	24.5

Operating expenses:
Research and development	22.2	20.6	17.8
Sales and marketing	11.7	10.6	8.8
General and administrative	6.5	5.3	5.4
Amortization of deferred stock compensation	1.1	8.2	7.2
Acquired in-process research and development	—	—	18.7
Amortization of goodwill and other purchased intangibles	—	—	28.1
Other acquisition costs	—	—	0.6

Total operating expenses	41.5	44.7	86.6

Income (loss) from operations	14.8	4.4	(62.1)
Interest income (expense), net	(0.8)	4.8	7.5
Other income (expense), net	(0.1)	(0.1)	9.8

Income (loss) before income taxes	13.9	9.1	(44.8)
Provision for income taxes	5.3	4.8	0.5

Net income (loss)	8.6%	4.3%	(45.3)%

Comparison of Fiscal Years Ended April 30, 2001 and 2000

    Revenues.  Revenues increased 181% from $67.1 million in fiscal 2000 to $188.8 million in fiscal 2001. This reflects a 239% increase in sales of optical components and subsystems from $46.8 million in fiscal 2000 to $158.3 million in fiscal 2001 and a 50% increase in sales of network test and monitoring systems from $20.3 million in fiscal 2000 to $30.5 million in fiscal 2001. Sales of optical components and subsystems and network test and monitoring systems represented 83.9% and 16.1%, respectively, of total revenues in fiscal 2001, and 69.7% and 30.3%, respectively, in fiscal 2000.

    Additional revenue resulting from the acquisition of four companies during the fiscal year accounted for $20.9 million of the $121.7 million year-over-year increase in revenue. Excluding the effect of acquisitions, revenues increased 150% from $67.1 million in fiscal 2000 to $167.9 million in fiscal 2001. Excluding the effect of acquisitions, sales of optical components and subsystems increased 200% from $46.8 million in fiscal 2000 to $140.1 million in fiscal 2001 while sales of network test and monitoring systems increased 37% from $20.4 million in fiscal 2000 to $27.8 million in fiscal 2001.

    Sales to customers representing at least 10% of total revenues during fiscal 2000 and fiscal 2001 were as follows:

	Years Ended April 30, ($ millions)		Years Ended April 30, (percent of revenue)
	2000	2001	2000	2001
Brocade	$2.8	$38.0	4.2%	20.1%
EMC	$16.2	$32.6	24.1%	17.3%
Emulex	$4.1	$20.7	6.1%	11.0%
Alcatel	$16.7	$11.9	24.9%	6.3%

    Gross Profit.  Gross profit increased from $33.0 million in fiscal 2000 to $46.3 million in fiscal 2001. As a percentage of revenues, gross profit decreased from 49.1% in fiscal 2000 to 24.5% in fiscal 2001. The lower gross margin primarily reflects a charge of $19.8 million (10.5% of revenues) for obsolete and excess inventory and $10.9 million (5.8% of revenues) in amortization of acquired developed technology related to four acquisitions completed during the year. Excluding these two charges, gross profit as a percent of total revenues decreased from 49.1% in fiscal 2000 to 40.8% in fiscal 2001. This decrease is due in part to lower average selling prices for optical components and subsystems as a result of increased shipment levels and a higher percentage of total revenues from the sale of optical components and subsystems (83.9% in fiscal 2001 and 69.7% in fiscal 2000) which generally have lower gross margins than network test and monitoring systems.

    Due to the sudden and significant decrease in demand for our products in the fourth quarter of fiscal 2001 and transition to new products, inventory levels exceeded our requirements based on current 12-month sales forecasts. The excess inventory charge described above was calculated based on the inventory levels in excess of 12-month demand for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast.

    Research and Development Expenses.  Research and development expenses increased 143.8% from $13.8 million in fiscal 2000 to $33.7 million in fiscal 2001. Most of this increase was related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs, while 29% of the increase was attributable to continuing research and development at companies that we acquired. Research and development expenses as a percentage of revenues decreased from 20.6% in fiscal 2000 to 17.8% in fiscal 2001.

    Sales and Marketing Expenses.  Sales and marketing expenses increased 134.1% from $7.1 million in fiscal 2000 to $16.7 million in fiscal 2001. Most of this increase was due to increases in commissions paid to manufacturers' representatives as a result of increased sales and increases in the number of direct sales and marketing personnel while 27% of the increase was attributable to sales and marketing activities associated with companies that we acquired. Sales and marketing expenses as a percent of revenues decreased from 10.6% in fiscal 2000 to 8.8% in fiscal 2001.

    General and Administrative Expenses.  General and administrative expenses increased 189.0% from $3.5 million in fiscal 2000 to $10.2 million in fiscal 2001. Most of this increase was related to higher compensation expense resulting from higher manpower levels and increased expenses for professional services, primarily legal and accounting services, while 35% of the increase was attributable to general and administrative activities of companies that we acquired. General and administrative expenses increased as a percent of revenues from 5.3% in fiscal 2000 to 5.4% in fiscal 2001.

    Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation costs increased by $8.0 million or 145% from $5.5 million in fiscal 2000 to $13.5 million in fiscal 2001. This increase was the result of stock options assumed in connection with the acquisitions of four companies during fiscal 2001.

    Acquired In-process Research and Development.  In-process research and development expenses of $35.2 million during fiscal 2001 relates to the acquisition of four companies completed during the year. There were no acquisitions in fiscal 2000 which might have resulted in a similar type of cost.

    Amortization of Goodwill and Other Purchased Intangibles.  Amortization of other intangibles, principally goodwill, associated with the acquisitions of four companies during fiscal 2001 resulted in a $53.1 million charge to earnings. There were no acquisitions in fiscal 2000 which would have resulted in a similar cost.

    Interest Income (Expense), Net.  Interest income, net of interest expense, of $14.2 million in fiscal 2001, compares to net interest income of $3.3 million in the prior year. The increase in interest income was the result of a full year's effect of the increase in cash balances resulting from our public offerings in November 1999 and April 2000.

    Other Income (Expense), Net.  Other income (expense), net, increased $18.6 million from a loss of $99,000 in fiscal 2000 to income of $18.5 million in fiscal 2001. The primary reason for the increase was a gain of $19.1 million recorded as a result of the sale of our Opticity™ product line to ONI Systems, Inc.

    Provision for Income Taxes.  The provision for income taxes decreased from $3.3 million in fiscal 2000 to $1.0 million in fiscal 2001 reflecting an effective tax rate of 53.0% on income before taxes of $6.1 million and 1.21% on a loss before taxes of $84.4 million, respectively. Excluding the nondeductible charge for deferred compensation in fiscal 2000, and a non-deductible charge for deferred compensation, non-deductible in-process research and development, and non-deductible amortization of goodwill in fiscal 2001, the effective tax rate was 28% in fiscal 2000 and 30% in fiscal 2001. The increase reflects in part a reduced proportionate benefit from tax-exempt interest and research and development credits due to an increase in income before taxes.

    We have established a valuation allowance for a portion of the gross deferred tax assets. The valuation allowance at April 30, 2001 reduces net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance when realized will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

Comparison of Fiscal Years Ended April 30, 2000 and 1999

    Revenues.  Revenues increased 89% from $35.5 million in fiscal 1999 to $67.1 million in fiscal 2000. This reflects a 120% increase in sales of optical subsystems from $21.3 million in fiscal 1999 to $46.8 million in fiscal 2000 and a 43% increase in sales of network test systems from $14.2 million in fiscal 1999 to $20.3 million in fiscal 2000. Sales of optical subsystems and network test systems represented 69.7% and 30.3%, respectively, of total revenues in fiscal 2000, and 59.9% and 40.1%, respectively, in fiscal 1999. Sales to customers representing at least 10% of revenues during fiscal 2000 and fiscal 1999 were as follows:

	Years Ended April 30, ($ millions)		Years Ended April 30, (percent of revenue)
	1999	2000	1999	2000
Alcatel (formerly Newbridge Networks)	$9.2	$16.7	25.9%	24.9%
EMC	$8.5	$16.2	23.9%	24.1%

    Gross Profit.  Gross profit increased from $20.0 million in fiscal 1999 to $33.0 million in fiscal 2000. As a percentage of revenues, gross profit decreased from 56.3% in fiscal 1999 to 49.1% in fiscal 2000. The lower gross margin reflects lower average selling prices for optical subsystems as a result of increased shipment levels and a higher percentage of total revenues from the sale of optical subsystems (69.7% in fiscal 2000 and 59.9% in fiscal 1999) which generally have lower gross margins than network test systems.

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

    Interest Income (Expense), Net.  Interest income, net of interest expense, of $3.3 million in fiscal 2000, compares to net interest expense of $275,000 in the prior year. The increase in interest income was the result of an increase in cash balances resulting from our initial public offering in November 1999 and an additional public offering in April 2000. Interest expense in fiscal 1999 is related primarily to borrowings of $11.0 million commencing in November of 1998 which were repaid from the proceeds of the public offering in November 1999.

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

Quarterly Results of Operations

    The following table presents unaudited quarterly statements of operations data for the eight fiscal quarters ended April 30, 2001, and such data expressed as a percentage of revenues. This information reflects all normal non-recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results that may be expected for any future period.

    In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the thirteen-week period. For ease of description, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on

August 1, 1999, October 31, 1999, and January 30, 2000, respectively. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000, and January 28, 2001, respectively.

	Three Months Ended
	July 31, 1999	Oct. 31, 1999	Jan. 31, 2000	April 30, 2000	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001
Statement of Operations Data:
Revenues:
Optical components and subsystems	$9,480	$10,828	$10,916	$15,550	$22,038	$37,325	$57,062	$41,922
Network test and monitoring systems	4,399	5,249	5,594	5,131	5,174	7,203	7,764	10,312

Total revenues	13,879	16,077	16,510	20,681	27,212	44,528	64,826	52,234
Cost of revenues	6,252	7,878	8,122	11,938	16,471	26,028	36,937	52,115
Amortization of acquired developed technology	—	—	—	—	—	916	4,251	5,733

Gross profit (loss)	7,627	8,199	8,388	8,743	10,741	17,584	23,638	(5,614)

Operating expenses:
Research and development	2,840	3,333	3,878	3,755	4,314	6,320	10,256	12,806
Sales and marketing	1,542	1,895	1,643	2,042	2,507	3,693	5,104	5,369
General and administrative	759	864	974	919	1,385	1,722	3,320	3,733
Amortization of deferred stock compensation	287	1,723	1,781	1,739	1,699	1,183	2,461	8,199
Acquired in-process research and development	—	—	—	—	—	23,027	5,770	6,421
Amortization of goodwill and other purchased intangibles	—	—	—	—	—	5,002	22,480	25,640
Other acquisition costs	—	—	—	—	—	554	573	3

Total operating expenses	5,428	7,815	8,276	8,455	9,905	41,501	49,964	62,171

Income (loss) from operations	2,199	384	112	288	836	(23,917)	(26,326)	(67,785)
Interest income (expense), net	(89)	(84)	1,342	2,083	4,445	4,055	3,159	2,558
Other income (expense), net	(28)	(28)	(16)	(27)	(22)	(21)	497	18,092

Income (loss) before income taxes	2,082	272	1,438	2,344	5,259	(19,883)	(22,670)	(47,135)
Provision for income taxes	829	659	1,095	672	2,036	2,601	1,259	(4,876)

Net income (loss)	$1,253	$(387)	$343	$1,672	$3,223	$(22,484)	$(23,929)	$(42,259)

As a Percentage of Revenues:
Revenues:
Optical components and subsystems	68.3%	67.4%	66.1%	75.2%	81.0%	83.8%	88.0%	80.3%
Network test and monitoring systems	31.7	32.6	33.9	24.8	19.0	16.2	12.0	19.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	45.0	49.0	49.2	57.7	60.5	58.4	56.9	99.7
Amortization of acquired developed technology	—	—	—	—	—	2.1	6.6	11.0

Gross profit (loss)	55.0	51.0	50.8	42.3	39.5	39.5	36.5	(10.7)

Operating expenses:
Research and development	20.5	20.7	23.5	18.2	15.9	14.2	15.8	24.6
Sales and marketing	11.1	11.8	9.9	9.9	9.2	8.3	7.9	10.3
General and administrative	5.5	5.4	5.9	4.4	5.1	3.9	5.1	7.1
Amortization of deferred stock compensation	2.1	10.7	10.8	8.4	6.2	2.7	3.8	15.7
Acquired in-process research and development	—	—	—	—	—	51.7	8.9	12.3
Amortization of goodwill and other purchased intangibles	—	—	—	—	—	11.2	34.7	49.1
Other acquisition costs	—	—	—	—	—	1.2	0.9	—

Total operating expenses	39.2	48.6	50.1	40.9	36.4	93.2	77.1	119.1

Income (loss) from operations	15.8	2.4	0.7	1.4	3.1	(53.7)	(40.6)	(129.8)
Interest income (expense), net	(0.6)	(0.5)	8.1	10.0	16.3	9.1	4.8	5.0
Other income (expense), net	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	0.8	34.6

Income (loss) before income taxes	15.0	1.7	8.7	11.3	19.3	(44.7)	(35.0)	(90.2)
Provision for income taxes	6.0	4.1	6.6	3.2	7.5	5.8	1.9	(9.3)

Net income (loss)	9.0%	(2.4)%	2.1%	8.1%	11.8%	(50.5)%	(36.9)%	(80.9)%

    Revenues increased over the seven quarters ended January 31, 2001, as a result of increased unit sales to an expanding customer base with sales of optical components and subsystems growing faster than that of network test and monitoring systems. As a result, revenues from the sale of optical components and subsystems as a percentage of total revenues grew from 68.3% of total revenues for the quarter ended July 31, 1999 to 88.0% of total revenues for the quarter ended January 31, 2001. Revenues also increased as a result of acquisitions completed during the last three quarters of fiscal 2001. Revenues decreased 19.4% on a sequential basis in the quarter ended April 30, 2001, as a result of a slowing economy and a build-up of excess inventory of optical subsystems by certain customers during previous quarters. This situation is likely to persist such that revenues on a sequential basis will decrease at least through the quarter ending July 31, 2001.

    Gross profit margins generally declined over the last two fiscal years, principally as a result of a shift in product mix toward a greater percentage of lower margin optical components and subsystem products and a lower percentage of higher margin network test and monitoring systems. Gross margins in the quarter ended April 30, 2000 were also impacted by the introduction of a new optical subsystem product having lower average selling prices and lower margins than most of our existing products. Beginning in the quarter ended October 31, 2000, gross margins were impacted by the amortization of developed technology from acquired companies. Gross margins for the quarter ended April 30, 2001 were impacted by a charge related to obsolete and excess inventory totaling $19.8 million, of which $9.5 million was for non-cancelable purchase orders. Lower revenues in the quarter ended April 30, 2001 also contributed to a lower gross margin due to certain fixed manufacturing costs which do not fluctuate on a quarterly basis in response to an increase or decrease in revenue.

    Quarterly increases in operating expenses reflected the continued expansion of our operations throughout the eight-quarter period and the acquisition of four companies beginning in the quarter ended October 31, 2000. Income from operations was adversely affected for all periods by the amortization of deferred compensation associated with the issuance of stock options to employees and directors prior to our initial public offering in November 1999 and stock options we assumed from companies that we acquired. Operating expenses in the quarters ended October 31, 2000, January 31, 2001, and April 30, 2001 were adversely affected by the write off of in-process research and development, amortization of purchased intangibles, principally goodwill, and other costs related to the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies and Shomiti Systems.

    Net interest expense increased in the quarters ended July 31, 1999 and October 31, 1999 as a result of a term loan for $11.0 million incurred in November 1998. The increase in net interest income beginning in the quarter ended January 31, 2000 reflected increased cash balances following our initial public offering in November 1999 and an additional public offering in April 2000.

    Other income net of expense increased to $18.1 million in the quarter ended April 30, 2001, primarily due to a gain of $19.1 million recorded as a result of the sale of our Opticity™ product line to ONI Systems, Inc.

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

Liquidity and Capital Resources

    From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of our common stock, and in April 2000 we received $190.6 million from an additional public offering.

    As of April 30, 2001, our principal sources of liquidity were $146.1 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of April 30, 2001.

    Net cash provided by operating activities totaled $1.1 million in fiscal 1999 while cash used by operating activities totaled $4.4 million in fiscal 2000 and $69.2 million in fiscal 2001. Cash provided by operations during fiscal 1999 was primarily a result of continued growth in revenues and net income offset in part by an increase in related assets and liabilities for working capital purposes. The use of net cash in operating activities in fiscal 2000 and 2001 was primarily a result of an acceleration in revenue growth of 89% in fiscal 2000 and 181% in fiscal 2001 accompanied by an increase in assets and liabilities for working capital purposes.

    Net cash used in investing activities totaled $2.1 million in fiscal 1999, $157.7 million in fiscal 2000 and $64.3 million in 2001, net of $534.4 million related to the sale of short-term investments. Net cash used in investing activities in fiscal 1999 consisted primarily of purchases of equipment and short-term investments. Net cash used in investing activities in fiscal 2000 consisted primarily of purchases of short-term investments totaling $150.1 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during fiscal 2000 consisted primarily of purchases of equipment and leasehold improvements totaling $7.6 million. Net cash used in investing activities in fiscal 2001 included $69.0 million for the purchase of land, building and equipment, $33.0 million of which was for the purchase of a 95,000 square foot building in Sunnyvale, California. Other investing activities in fiscal 2001 include $37.6 million used in the acquisitions of four companies and another $29.6 million for the purchase of a minority interest in six technology companies.

    Net cash provided by financing activities totaled $5.4 million in fiscal 1999, $328.2 million in fiscal 2000 and $4.4 million in fiscal 2001. Net cash provided by financing activities in fiscal 1999 primarily consisted of net proceeds of $26.3 million from the sale of preferred stock and $11.0 million in bank borrowings under a term loan, offset by $31.7 million used to repurchase shares of our outstanding common stock. Net cash provided by financing activities in fiscal 2000 reflected net proceeds to us of $151.0 million from the initial public offering of our common stock in November 1999 and another $190.6 million from an additional public offering of our stock in April 2000. Following the initial public offering, $11.0 million of the net proceeds was used to repay debt and $2.6 million was used to redeem preferred stock. Net cash provided by financing activities in fiscal 2001 was primarily related to the exercise of stock options, net of the repurchase of unvested shares, of $4.5 million and $1.2 million in payments received for notes receivable related to the exercise of stock options in earlier periods.

    Following the end of the fiscal year, we purchased a manufacturing facility in Malaysia for $10 million in cash. Other than this transaction, we had no material commitments for capital expenditures at April 30, 2001. We expect capital expenditures to decrease in the coming year from $36.5 million in fiscal 2001 (excluding the purchase of a building) to approximately $25 million in fiscal 2002. These expenditures will primarily be for equipment, furniture and leasehold improvements. We also have total minimum lease obligations of $24.5 million from April 30, 2001 through July 31, 2008, under non-cancelable operating leases.

    We believe that our existing balances of cash and cash equivalents, together with our available credit facilities and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

Recent Accounting Pronouncements

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective May 1, 2000. Adoption of SAB 101 had no material effect on Finisar's consolidated financial position or results of operations.

    In February 2001, the FASB issued a limited revision of its September 1999 Exposure Draft, "Business Combinations and Intangible Assets—Accounting for Goodwill," that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment annually when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Amortization of the remaining book value of goodwill would cease and the impairment only approach would apply. The FASB expects to release the final statement in the latter half of July 2001. The statement will be effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement in fiscal year 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months or have characteristics of such short-term investments. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

    The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $1.3 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $1.8 million impact on the value of these securities as of April 30, 2001.

    The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us as of April 30, 2001 (in thousands).

	Years Ended April 30,
	2002	2003	2004	Total Cost	FMV
Available for sale debt securities	$28,655	$51,442	$4,898	$84,995	$86,145
Average interest rate	4.73%	5.25%	4.41%

    The following table summarizes the expected maturity, average interest rate and fair market value of the short-term securities held by the Company as of April 30, 2000 (in thousands).

	Years Ended April 30,
	2001	2002	2003	Total Cost	FMV
Available for sale securities	82,031	44,771	23,041	149,843	149,541
Average interest rate	5.91%	5.21%	5.39%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS

INDEX

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Finisar Corporation

    We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2001 and 2000, and the related consolidated statements of operations, convertible redeemable preferred stock, redeemable preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of Finisar Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Palo Alto, California
May 29, 2001

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 30,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$42,146	$171,194
Short-term investments	103,965	149,541
Accounts receivable (net of allowance for doubtful accounts of $1,229 and $455 at April 30, 2001 and April 30, 2000)	36,876	14,348
Accounts receivable, other	16,540	151
Inventories	62,618	16,494
Income tax receivable	4,795	26
Prepaid expenses	6,221	278
Deferred income taxes	18,629	2,653

Total current assets	291,790	354,685
Property, equipment and improvements, net	79,268	9,426
Purchased intangibles including goodwill	629,579	—
Other assets	29,358	809

Total assets	$1,029,995	$364,920

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,484	$5,908
Accrued compensation	7,704	3,001
Non-cancelable purchase commitments	9,533	—
Other accrued liabilities	10,411	3,065
Capital lease obligations	658	—

Total current liabilities	42,790	11,974
Long-term liabilities:
Other long-term liabilities	1,991	132
Deferred income taxes	43,363	392

Total long-term liabilities	45,354	524
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issuable in series: Series A, 4,500,000 shares designated, 1,120,984 shares issued and outstanding at April 30, 2001, and no shares designated, issued or outstanding at April 30, 2000	1	—
Common stock, $0.001 par value, 200,000,000 shares authorized: 179,163,306 shares issued and outstanding at April 30, 2001, and 159,842,784 shares issued and outstanding at April 30, 2000	179	160
Additional paid-in capital	1,064,294	384,526
Notes receivable from stockholders	(2,045)	(3,248)
Deferred stock compensation	(17,079)	(9,404)
Accumulated other comprehensive income (loss)	1,380	(182)
Accumulated deficit	(104,879)	(19,430)

Total stockholders' equity	941,851	352,422

Total liabilities and stockholders' equity	$1,029,995	$364,920

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Years Ended April 30,
	2001	2000	1999
Revenues	$188,800	$67,147	$35,471
Cost of revenues	131,551	34,190	15,514
Amortization of acquired developed technology	10,900	—	—

Gross profit	46,349	32,957	19,957

Operating expenses:
Research and development	33,696	13,806	7,864
Sales and marketing	16,673	7,122	4,145
General and administrative	10,160	3,516	2,299
Amortization of deferred stock compensation	13,542	5,530	428
Acquired in-process research and development	35,218	—	—
Amortization of goodwill and other purchased intangibles	53,122	—	—
Other acquisition costs	1,130	—	—

Total operating expenses	163,541	29,974	14,736

Income (loss) from operations	(117,192)	2,983	5,221
Interest income	14,233	3,704	154
Interest expense	(16)	(452)	(429)
Other income (expense), net	18,546	(99)	(28)

Income (loss) before income taxes	(84,429)	6,136	4,918
Provision for income taxes	1,020	3,255	1,873

Net income (loss)	$(85,449)	$2,881	$3,045

Net income (loss) per share:
Basic	$(0.53)	$0.03	$0.03

Diluted	$(0.53)	$0.02	$0.02

Shares used in computing net income (loss) per share:
Basic	160,014	113,930	110,580

Diluted	160,014	144,102	134,814

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK,
REDEEMABLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock		Series A Preferred Stock
							Common Stock			Notes Receivable From Stockholders			Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 1998	—	$—	—	$—	—	$—	125,400,000	$95	$—	$—	$—	$—	$6,352	$6,447
Stock options exercised	—	—	—	—	—	—	15,118,980	1,806	—	(1,521)	—	—	—	285
Issuance of preferred stock at $2.1932 per share, net of issuance costs of $145	12,039,486	26,260	—	—	—	—	—	—	—	—	—	—	—	—
Repurchase of common stock at $0.7311 per share	—	—	—	—	—	—	(43,371,885)	—	—	—	—	—	(31,708)	(31,708)
Deferred stock compensation	—	—	—	—	—	—	—	2,403	—	—	(2,403)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	428	—	—	428
Net income and comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	3,045	3,045

Balance at April 30, 1999	12,039,486	26,260	—	—	—	—	97,147,095	4,304	—	(1,521)	(1,975)	—	(22,311)	(21,503)
Reincorporation in State of Delaware	—	—	—	—	—	—	—	(4,207)	4,207	—	—	—	—	—
Conversion of preferred stock	(12,039,486)	(26,260)	12,039,486	2,640	—	—	26,945,691	27	23,593	—	—	—	—	23,620
Issuance of common stock, net of issuance costs of $2,720	—	—	—	—	—	—	31,815,699	32	341,534	—	—	—	—	341,566
Redemption of preferred stock	—	—	(12,039,486)	(2,640)	—	—	—	—	—	—	—	—	—	—
Stock options exercised net of loans and repurchase of unvested shares	—	—	—	—	—	—	3,934,299	4	2,233	(1,897)	—	—	—	340
Deferred stock compensation	—	—	—	—	—	—	—	—	12,959	—	(12,959)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5,530	—	—	5,530
Payments received on stockholder notes receivable	—	—	—	—	—	—	—	—	—	170	—	—	—	170
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	2,881	2,881

Comprehensive income														2,699

Balance at April 30, 2000	—	—	—	—	—	—	159,842,784	160	384,526	(3,248)	(9,404)	(182)	(19,430)	352,422
Issuance of common stock and assumption of options upon acquisition of subsidiaries	—	—	—	—	—	—	18,661,765	19	542,056	—	—	—	—	542,075
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiary	—	—	—	—	1,120,984	1	—	—	112,020	—	—	—	—	112,021
Exercise of stock options, net of loans and repurchase of unvested shares	—	—	—	—	—	—	179,461	—	1,702	—	—	—	—	1,702
Issuance of common stock through employee stock purchase plan	—	—	—	—	—	—	479,296	—	2,773	—	—	—	—	2,773
Deferred stock compensation from acquisitions	—	—	—	—	—	—	—	—	21,217	—	(21,217)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	13,542	—	—	13,542
Payments received on stockholder notes receivable	—	—	—	—	—	—	—	—	—	1,203	—	—	—	1,203
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(85,449)	(85,449)

Comprehensive loss														(83,887)

Balance at April 30, 2001	—	$—	—	$—	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended April 30,
	2001	2000	1999
Operating activities
Net income (loss)	$(85,449)	$2,881	$3,045
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,236	1,161	433
Amortization of deferred stock compensation	13,542	5,530	428
Acquired in-process research and development	35,218	—	—
Amortization of other intangibles	53,122	—	—
Amortization of acquired developed technology	10,900	—	—
Gain on sale of product line	(19,099)	—	—
Loss on fixed assets disposal	—	—	237
Loss on impairment of minority investments	1,282	—	—
Tax benefit on employee stock options	21,191	—	—
Changes in operating assets and liabilities:
Accounts receivable	(17,800)	(7,695)	(3,868)
Inventories	(44,374)	(11,258)	(2,505)
Other assets	(21,003)	(745)	(490)
Income tax receivable	(5,029)	(769)	—
Deferred income taxes	(20,409)	(1,606)	(660)
Accounts payable	3,982	4,514	1,129
Accrued compensation	4,423	1,502	1,383
Income tax payable	—	—	824
Other accrued liabilities	(5,074)	2,113	1,103
Other liabilities	110	—	—

Net cash provided by (used in) operating activities	(69,231)	(4,372)	1,059

Investing activities
Purchases of land, building and equipment	(68,957)	(7,605)	(2,100)
Purchase of short-term investments	(467,428)	(150,109)	—
Sale/maturity of short-term investments	534,368	—	—
Acquisition of subsidiaries, net of cash assumed	(37,623)	—	—
Proceeds from sale of product line	5,000	—	—
Purchase of minority investments	(29,622)	—	—

Net cash used in investing activities	(64,262)	(157,714)	(2,100)

Financing activities
Payments on capital lease obligations	(204)	(71)	(39)
Proceeds from borrowings under bank note	—	—	11,015
Repayments of borrowings under bank note	(1,029)	(11,015)	(450)
Payment received on stockholder note receivable	1,203	—	—
Proceeds from exercise of stock options and stock purchase plan, net of loans and repurchase of unvested shares	4,475	396	285
Proceeds from issuance of common stock in initial and additional public offerings, net of issue costs	—	341,566	—
Proceeds from issuance of preferred stock	—	—	26,260
Redemption of preferred stock	—	(2,640)	—
Repurchase of common stock	—	—	(31,708)

Net cash provided by financing activities	4,445	328,236	5,363

Net increase (decrease) in cash and cash equivalents	(129,048)	166,150	4,322
Cash and cash equivalents at beginning of year	171,194	5,044	722

Cash and cash equivalents at end of year	$42,146	$171,194	$5,044

Supplemental disclosure of cash flow information
Cash paid for interest	$101	$481	$364

Cash paid for taxes	$6,783	$5,028	$1,710

Supplemental schedule of non-cash investing activities
Issuance of common stock in exchange for notes receivable	$—	$1,950	$1,521

Conversion of preferred stock to common stock	$—	$23,620	$—

Deferred stock compensation related to options granted	$—	$12,959	$2,403

Deferred stock compensation from acquisitions	$21,217	$—	$—

Borrowing under capital lease obligations	$519	$—	$—

Issuance of common stock and assumption of options in acquisitions	$542,075	$—	$—

Issuance of Series A preferred stock and assumption of options in acquisition	$112,021	$—	$—

Stock received as consideration for sale of product line	$16,430	$—	$—

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

    Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware. Finisar Corporation designs, manufactures, and markets fiber optic components and subsystems and network test and monitoring systems for high-speed data communications.

Basis of Presentation

    These consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

    In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000, and January 28, 2001.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

    The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Allowances for estimated returns and warranty expenses are also estimated and provided for at the time revenue is recognized.

Segment Reporting

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, beginning in fiscal 2001, it operates in two segments consisting of optical components and subsystems and network test and monitoring systems.

Concentrations of Credit Risk

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. One customer represented 16.5% of the total accounts receivable balance at April 30, 2001. Two customers represented 12.8% and 12.5% of the total accounts receivable at April 30, 2000. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

    Finisar sells products primarily to customers located in North America. During fiscal 2001, 2000 and 1999, revenues from three, two and two customers, respectively, represented 48.4%, 49.0% and 49.8% of total revenues, respectively. No other customer accounted for more than 10% of revenues.

Research and Development

    Research and development expenditures are charged to operations as incurred.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the company's products. Advertising costs were $346,000 in fiscal 2001, $70,000 in fiscal 2000 and $84,000 in fiscal 1999.

Cash and Cash Equivalents

    Finisar's cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Investments

  Short-Term

    Short-term investments consist of interest bearing securities with maturities greater than 90 days and an equity security. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At April 30, 2001, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through February 1, 2004 and an equity security. The difference between market value and amortized cost of these securities at April 30, 2001 was a gain of approximately $2,276,000 or approximately $1,380,000 on an after-tax basis.

  Other

    The Company uses the cost method of accounting for investments in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence.

Inventories

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Equipment and Improvements

    Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five to forty years. Land is carried at acquisition cost and not depreciated. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Goodwill and other intangible assets

    Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. As April 30, 2001, goodwill and other intangible assets were being amortized over periods ranging from three to five years. As of April 30, 2001, the accumulated amortization of acquired goodwill and other intangible assets totaled $64.0 million.

Accounting for the Impairment of Long-Lived Assets

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), the Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, improvements and assigned intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired.

Stock-Based Compensation

    Finisar accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company accounts for stock issued to non-employees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18,

"Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunctions with Selling Goods, or Services."

Net Income (Loss) Per Share

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

    The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2001	2000	1999
Numerator:
Net income (loss)	$(85,449)	$2,881	$3,045
Denominator for basic net income per share:
Weighted-average shares outstanding—total	174,172	124,674	110,580
Weighted-average shares outstanding—subject to repurchase	(8,651)	(10,748)	—
Weighted-average shares outstanding—performance stock	(5,507)	—	—

Weighted-average shares outstanding—basic	160,014	113,930	110,580
Effects of dilutive securities:
Employee stock options	—	4,994	2,187
Stock subject to repurchase	—	10,748	9,129
Convertible redeemable preferred stock	—	14,430	12,918
Dilutive potential common shares	—	30,172	24,234

Denominator for diluted net income (loss) per share	160,014	144,102	134,814

Basic net income (loss) per share	$(0.53)	$0.03	$0.03

Diluted net income (loss) per share	$(0.53)	$0.02	$0.02

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	5,578	—	—
Stock subject to repurchase	8,651	—	—
Performance stock	788	—	—
Series A preferred stock issued in acquisition	350	—	—

	15,367	—	—

Comprehensive Income

    Effective May 1, 1998, Finisar adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities in fiscal 2000 was approximately $303,000 or $182,000 on an after-tax basis. The amount of the change in net unrealized gain on available-for-sale securities in fiscal 2001 was approximately $2,637,000 or approximately $1,562,000 on an after-tax basis. Prior to fiscal 2000, net income equaled comprehensive income.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 effective May 1, 2000. Adoption of SAB 101 had no material effect on Finisar's consolidated financial position or results of operations.

    In February 2001, the FASB issued a limited revision of its September 1999 Exposure Draft, "Business Combinations and Intangible Assets—Accounting for Goodwill", that proposes to significantly change the accounting for goodwill acquired in a purchase business combination. Under the revised proposal, goodwill would not be amortized but would be reviewed for impairment annually when an event occurs indicating the potential for impairment. Goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The nonamortization approach would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after June 30, 2001. Amortization of the remaining book value of goodwill would cease and the impairment only approach would apply. The FASB expects to release the final statement in the latter half of July 2001. The statement will be effective for fiscal years beginning after December 15, 2001. The Company will adopt this statement in fiscal year 2003.

2. Short-Term Investments

    The following table summarizes the Company's short-term investments in terms of type of investment, original cost, gross unrealized gain or (loss) and fair market value as of April 30, 2001 and 2000 (in thousands).

Investment Type	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
As of April 30, 2001
Certificates of deposit	$264	$—	$264
Debt:
Corporate	18,643	445	19,088
Government Agency	2,038	33	2,071
Municipal	64,314	672	64,986

	84,995	1,150	86,145
Equity:
Corporate	16,430	1,126	17,556

Total	$101,689	$2,276	$103,965

As of April 30, 2000
Debt:
Corporate	$65,685	$(195)	$65,490
Government Agency	2,037	(13)	2,024
Municipal	82,122	(95)	82,027

	$149,844	$(303)	$149,541

    Included in the above table as of April 30, 2001 is $56,340,000 of investments with maturities in the years ended April 30, 2003 and 2004 and as of April 30, 2000, is $67,812,000 of investments with maturities in the years ended April 30, 2002 and 2003. The realized gain for the year ended April 30, 2001 totaled $531,000.

3. Inventories

    Inventories consist of the following (in thousands):

	April 30,
	2001	2000
Raw materials	$41,592	$8,960
Work-in-process	15,840	6,524
Finished goods	5,186	1,010

	$62,618	$16,494

    During 2001, the Company recognized an inventory charge of $19.8 million, including an accrual of $9.5 million for non-cancelable purchase commitments.

4. Property, Equipment and Improvements

    Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2001	2000
Land	$18,780	$—
Building	13,986	—
Computer equipment	9,558	2,603
Office equipment, furniture and fixtures	2,645	833
Machinery and equipment	36,469	6,144
Leasehold improvements	4,042	1,470

Total	85,480	11,050
Accumulated depreciation and amortization	(6,212)	(1,624)

Property, equipment and improvements (net)	$79,268	$9,426

5. Commitments

    Future minimum payments under capital and non-cancelable operating lease agreements are as follows as of April 30, 2001 (in thousands):

	Capital Leases	Operating Leases
Fiscal years ending April 30:
2002	$670	$4,752
2003	—	2,967
2004	—	2,795
2005	—	2,423
2006	—	2,308
Thereafter	—	986

Total minimum payments required	670	$16,231

Less amount representing interest	(12)

Present value of minimum lease payments	658
Less current portion	(658)

Long-term lease obligation	$—

    Rent expense was approximately $3.4 million in fiscal 2001, $1.5 million in fiscal 2000 and $0.4 million in fiscal 1999. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Sublease income was $2.7 million in fiscal 2001, $0.5 million in fiscal 2000 and none in fiscal 1999. Total lease income to be recognized for the remaining term of the lease through May 2002, totals $1.7 million.

6. Loan Agreement

    On November 4, 1998, Finisar borrowed the principal amount of $11,015,000 under a secured term loan agreement and entered into a secured revolving loan facility for additional borrowings of up to $6,500,000. The term loan was repaid in November 1999 with proceeds from the common stock offering (see Note 7). The revolving loan facility expires in October 2003. No amounts were outstanding under the revolving loan facility at April 30, 2001 or April 30, 2000. All business assets have been pledged as collateral for borrowings under the revolving loan facility.

7. Stockholders' Equity

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

    Common stock subject to future issuance as of April 30, 2001 is as follows:

Exercise of outstanding options	13,895,142
Common stock available for grant under stock option plans	780,795
Common stock reserved for issuance under the employee stock purchase plan	270,704

14,946,641

    In connection with the acquisition of Sensors Unlimited, Inc., the unearned Deferred Consideration of 6,320,765 shares of common stock which are held in escrow and the Additional Consideration that may be earned in future periods are not included in the accompanying balance sheet and are excluded from the table above.

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

    Effective April 6, 2000, the Company sold 23,175,000 shares in an additional public offering of its common stock at a price of $33.33 per share, including 75,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 6,000,000 shares, with an aggregate offering price of $200,000,000, were sold by Finisar, and 17,175,000 shares, with an aggregate offering price of $572,500,000, were sold by selling stockholders. An aggregate underwriting discount of $30,127,500 was paid in connection with the offering, $7,800,000 of which was paid by Finisar and $22,327,500 of which was paid by the selling stockholders. Other expenses of the offering incurred by Finisar were approximately $1,100,000. Net proceeds of the offering to the Company after deducting underwriting discounts and commissions, and other expenses aggregated approximately $191.1 million.

Convertible Redeemable Preferred Stock and Redeemable Preferred Stock

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

Preferred Stock

    The Company has authority for the issuance of up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company's Board of Directors. Pursuant to such Board action, the Company designated 4,500,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock will automatically be converted into three shares of the Company's common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of the Company's common stock to not less than the number of shares sufficient to allow the conversion of each share of the Series A Preferred Stock (the "Charter Amendment"). Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock will have the same rights as a holder of the number of shares of the Company's common stock into which the share of Series A Preferred Stock is convertible with respect to the rights to vote, to receive dividends and to receive distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti Systems, Inc. ("Shomiti") (see Note 11). As of the balance sheet date, 1,120,984 shares of the Company's Series A Preferred Stock were issued and outstanding. On June 19, 2001, the Charter Amendment was approved and the outstanding shares of the Series A Preferred Stock were automatically converted into common stock on a 3 for 1 basis upon the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State (see Note 13).

1999 Employee Stock Purchase Plan

    Finisar's 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in September 1999. A total of 750,000 shares of common stock are reserved for issuance under the plan, cumulatively increased by 750,000 shares on May 1, 2001 and each May 1 thereafter through May 1, 2010. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed by Finisar for more than 20 hours per week and more than five months in any calendar year. The plan will be implemented during sequential 12-month offering periods, generally commencing on or about December 1 of each year. However, the first such offering period commenced on the effective date of the initial public offering and terminated on November 30, 2000. In addition, a six-month offering period will generally commence on June 1 of each year.

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

    During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the "Plans"). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2001, 7,168,995 shares issued upon exercise of options are subject to repurchase.

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

    In connection with the acquisitions of Sensors and Demeter, the Company agreed to limit the number of options that could be granted under the Company's 1999 stock option plan. The Company also agreed to suspend the automatic annual increase in shares reserved for issuance under the 1999 stock option plan until the number of shares of its common stock authorized for issuance has been increased.

    The Company also authorized the issuance of 880,877 options in connection with the assumption of all options outstanding upon the acquisitions of Sensors, Demeter, Shomiti, and Medusa. The new options that were issued carry forward the same vesting schedules as the underlying options assumed which generally vest over four years.

    A summary of activity under the Plans for common stock is as follows:

	Options Outstanding
Options for Common Stock	Options Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at April 30, 1998	66,221,400	10,878,600	$0.004-$0.043	$0.038
Decrease in authorized shares	(37,916,400)	—	—	—
Options granted	(8,700,000)	8,700,000	$0.05-$.437	$0.234
Options exercised	—	(15,118,980)	$0.004-$.437	$0.120

Balance at April 30, 1999	19,605,000	4,459,620	$0.017-$.437	$0.190
Options granted	(5,497,710)	5,497,710	$0.47-$21.708	$2.287
Options exercised	—	(4,041,099)	$0.017-$3.40	$0.591
Options canceled	237,525	(237,525)	$0.017-$6.33	$0.775
Shares repurchased	25,800	—	$0.043-$0.050	$0.050
Options expired	(241,800)	—	—	—

Balance at April 30, 2000	14,128,815	5,678,706	$0.017-$21.708	$1.916
Options granted	(8,299,815)	(8,299,815)	$7.06-$32.50	$21.247
Increase in authorized shares related to acquisitions	880,877	—	—	—
Options assumed in acquisitions	(880,877)	880,877	$0.23-$0.960	$0.749
Options exercised	—	(752,461)	$0.017-$6.333	$1.941
Options repurchased	573,000	—	$0.043-$0.437	$0.210
Options canceled	211,795	(211,795)	$6.333-$30.875	$24.505
Options expired	(333,000)	—	—	—
Decrease in authorized shares	(5,500,000)	—	—	—

Balance at April 30, 2001	780,795	13,895,142	$0.017-$32.500	$13.043

    The following table summarizes information about options outstanding for common stock at April 30, 2001:

Exercise Price for Common Stock	Number Outstanding at April 30, 2001	Number Exercisable at April 30, 2001	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
			(In years)
$0.02-$1.00	4,116,204	3,295,791	7.83	$0.34
$2.18	55,687	0	9.56	$2.18
$3.40-$3.67	878,041	63,241	8.46	$0.92
$6.33	705,920	30,092	8.53	$6.33
$7.06	350,000	—	9.93	$7.06
$10.23	1,444,000	1,200	9.96	$10.23
$20.50	92,000	0	9.09	$20.50
$21.56-$21.71	2,526,790	6,750	9.12	$21.57
$22.13-$22.50	1,712,500	400	9.44	$22.15
$25.69	400,000	0	9.56	$25.69
$30.88	1,264,000	0	9.47	$30.88
$32.50	350,000	0	9.29	$32.50

$0.02-$21.71	13,895,142	3,397,474	8.81	$13.04

    The weighted-average fair value of options granted for common stock was $20.00 during fiscal 2001 and $2.287 during fiscal 2000.

    In connection with the acquisitions of Shomiti, Medusa and Transwave, the Company's Board adopted the Finisar Corporation 2001 nonstatutory stock option plan which provides for the grant of nonstatutory options to purchase Series A Preferred Stock. An aggregate of 1,950,000 shares of Series A Preferred Stock are reserved for issuance under the 2001 stock option plan. The 2001 stock option plan will primarily be used for the grant of options to employees of Shomiti, Medusa and Transwave following the completion of the acquisitions of these companies. However, the Company may also grant options under the 2001 stock option plan to its employees if the Company does not have a sufficient number of shares of common stock available for grant under its 1999 stock option plan.

    A summary of activity under the 2001 Stock Option Plan for preferred stock is as follows:

	Options Outstanding
Options for Preferred Stock	Options Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Options authorized	1,950,000	—	—	—
Options granted	(1,595,586)	1,595,586	$30.69-$37.875	$33.12
Options assumed in acquisitions	(139,991)	139,991	$0.60-$12.39	$9.315
Options canceled	500	(500)	$30.69	$30.69

Balance at April 30, 2001	214,923	1,735,077	$0.60-$37.875	$31.20

As if converted to common at 3:1	644,769	5,205,231	$0.20-$12.625	$10.40

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

    The following table summarizes information about options outstanding for preferred stock at April 30, 2001:

Exercise Price for Preferred Stock	Number Outstanding at April 30, 2001	Number Exercisable at April 30, 2001	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
			(In years)
$0.60-$3.00	1,579	1,579	5.12	$1.99
$6.00-$6.09	60,546	41,017	7.38	$6.00
$12.03-$12.39	77,866	19,158	8.85	$12.04
$30.69	943,750	—	9.96	$30.69
$33.19	171,067	—	9.84	$33.19
$37.88	480,269	—	9.90	$37.88

$0.60-$37.88	1,735,077	61,754	9.79	$31.20

    The weighted-average fair value of options granted for preferred stock was $30.19 during fiscal 2001.

Restricted Shares Issued for Promissory Notes

    During fiscal 1999, employees exercised options for 7,938,924 shares of common stock in exchange for promissory notes in the aggregate principal amount of $1,520,788. During fiscal 2000, employees exercised options for 2,792,523 shares of common stock in exchange for promissory notes in the aggregate principal amount of $1,632,413. During fiscal 2001, no options were exercised for shares of common stock in exchange for promissory notes. All notes are full recourse, are secured by the shares and bear interest at a rate of 6% per annum. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of Finisar. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years.

Deferred Stock Compensation

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001, the Company recorded additional deferred compensation of $21.2 million related to the assumptions of stock options associated with companies acquired during the year. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal years 1999 and 2000 and assumptions of stock options associated with companies acquired during the fiscal year 2001. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal year ending April 30, 2002(unaudited)	—	10,843
Fiscal year ending April 30, 2003(unaudited)	—	4,374
Fiscal year ending April 30, 2004(unaudited)	—	1,653
Fiscal year ending April 30, 2005(unaudited)	—	209

Total	$36,579	$36,579

Accounting for Stock-Based Compensation

    Pro forma information regarding net income is required by SFAS 123 as if Finisar had accounted for its employee stock options granted subsequent to April 30, 1995 under the fair value method of SFAS 123. The fair value for Finisar's stock option grants prior to the Company's initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of stock options grants subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions for fiscal years 2001, 2000 and 1999: risk-free interest rates of 5% for 2001, 6% for 2000 and 5.5% for 1999; a dividend yield of 0%; a volatility factor of 1.49 for 2001, 0.91 for 2000 and 1.00 for 1999; and a weighted-average expected life of the option of four years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Finisar Corporation's pro forma information is as follows (in thousands, except per share amounts):

	Years Ended April 30,
	2001	2000	1999
Net income (loss):
As reported	$(85,449)	$2,881	$3,045

Pro forma	$(105,809)	$2,463	$3,000

Basic net income (loss) per share:
As reported	$(0.53)	$0.03	$0.03

Pro forma	$(0.66)	$0.02	$0.03

Diluted net income (loss) per share:
As reported	$(0.53)	$0.02	$0.02

Pro forma	$(0.66)	$0.02	$0.02

8. Income Taxes

    The expense for income taxes consists of the following (in thousands):

	Years Ended April 30,
	2001	2000	1999
Current:
Federal	$17,537	$3,875	$1,995
State	5,349	473	538

	22,886	4,348	2,533
Deferred:
Federal	(17,311)	(968)	(508)
State	(4,555)	(125)	(152)

	(21,866)	(1,093)	(660)

Provision for income taxes	$1,020	$3,255	$1,873

    The tax benefit associated with exercises of stock options assumed in acquisitions reduced taxes currently payable by $21.2 million in fiscal year 2001 and was recorded as a reduction of goodwill.

    A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows:

	Years Ended April 30,
	2001	2000	1999
Expected income tax provision (benefit) at U.S. federal statutory rate	(35.0)%	34.0%	34.0%
State taxes, net of federal benefit	0.5	3.7	4.8
Deferred Compensation	1.8	30.6	3.0
Tax Exempt Interest	(2.4)	(7.6)	—
Research and development credits	(0.8)	(7.9)	(4.0)
Non-deductible amortization	21.4	—	—
Non-deductible acquired in-process research and development	14.6	—	—
Non-deductible merger related expenses	0.5	—	—
Other permanent differences	0.6	0.2	0.3

	1.2%	53.0%	38.1%

    The components of deferred taxes consist of the following (in thousands):

	Years Ended April 30,
	2001	2000	1999
Deferred tax assets:
Inventory reserve	$10,267	$1,091	$503
Accruals and reserves	7,893	787	680
Tax credits	1,422	654	—
Net operating loss carryforwards	27,574	—	—
Other	513	121	—

Total deferred tax assets	47,669	2,653	1,183
Valuation allowance	(16,419)	—	—

Net deferred tax assets	31,250	2,653	1,183
Deferred tax liabilities:
Acquired intangibles	(54,075)	—	—
Unrealized gains on marketable securities	(955)	—	—
Tax depreciation over book depreciation	(954)	(392)	—

Total deferred tax liabilities	(55,984)	(392)	—

Total net deferred tax assets (liabilities)	$(24,734)	$2,261	$1,183

    The valuation allowance increased by approximately $16.4 million in fiscal year 2001.

    Approximately $9.7 million of the valuation allowance at April 30, 2001 is attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. Approximately $6.7 million of the valuation allowance at April 30, 2001 is attributable to stock option deductions that when realized, will first reduce unamortized goodwill, other non-current intangible assets of acquired subsidiaries, and then income tax expense.

    At April 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $28.9 million and $11.6 million respectively, and federal and state research and development credit carryforwards of approximately $1.1 million and $0.3 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2004, if not utilized.

9. Segments and Geographic Information

    The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's product (in thousands):

	Years Ended April 30,
	2001	2000	1999
Revenues from sales to unaffiliated customers:
United States	$159,100	$46,900	$24,822
Canada	15,816	16,878	8,941
Rest of the World	13,884	3,369	1,708

	$188,800	$67,147	$35,471

    Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

    The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. Due to a number of companies acquired during the fiscal year, the Company changed the structure of its internal organization based on the type of customer, product application and manner in which products are marketed. Based on this new structure, the Company views its business as having two principal operating segments beginning in fiscal 2001, consisting of optical components and subsystems and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access networks (MAN) applications, and digital return path products for cable television networks (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliabilty and performance of equipment for Fibre Channel, Gigabit Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

    In fiscal 2001, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, merger related costs or specifically identifiable assets to its operating segments.

    Information about reportable segments sales and income are as follows. Segment information for the prior years has been restated to conform to the current year's presentation (in thousands):

	Years Ended April 30,
	2001	2000	1999
Revenues:
Optical components and subsystems	$158,333	$46,774	$21,254
Network test and monitoring systems	30,467	20,373	14,217

Total revenues	$188,800	$67,147	$35,471

Operating income:
Optical components and subsystems	$(7,248)	$3,088	$1,126
Network test and monitoring systems	3,968	5,425	4,523

Operating income (loss)	(3,280)	8,513	5,649
Unallocated amounts:
Amortization of acquired developed technology	(10,900)	—	—
Amortization of deferred stock compensation	(13,542)	(5,530)	(428)
In-process research and development	(35,218)	—	—
Amortization of other intangibles	(53,122)	—	—
Other acquisition costs	(1,130)	—	—
Interest income (expense), net	14,217	3,252	(275)
Other non-operating income (expense), net	18,546	(99)	(28)

Income (loss) before income tax	$(84,429)	$6,136	$4,918

10. Pending Litigation

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that the Company's optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. In July 1999, the Company and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted the Company's motion and the case is now pending in the Northern District of California. Methode subsequently amended its complaint to add Agilent Technologies, Inc. as a party, to allege infringement of a fifth Methode patent and to allege that the Company breached its obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has filed a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against the Company in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against the Company. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against the Company in the United States District Court for the Northern District of California, alleging that certain of the Company's optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic patents that are in dispute in the other lawsuits. The claims against Hewlett-Packard and Agilent Technologies were dismissed in May 2001 pursuant to a settlement agreement between those companies and Methode and Stratos Lightwave.

    Based on consultation with counsel, it is the Company's position that the Methode patents are invalid, unenforceable and/or not infringed by the Company's products. The United States Patent and Trademark Office has rejected all of the claims asserted by Methode in one of the patents in a reexamination proceeding. That determination has been appealed by Methode. The Company also believes, based on consultation with its counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint overstates the amount of damages that Methode could have suffered as a result of any such breach. The Company believes that it has strong defenses against Methode's lawsuit. In addition, the Company has filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of the Company's founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all seven patents, that Methode improperly obtained the patents based on the Company's disclosure of the technology to Methode and that the Company is the rightful owner or co-owner of the patents. The Company has also asserted federal and state antitrust claims against Methode and Stratos Lightwave for restraint of trade, conspiracy to monopolize and attempted monopolization. Portions of the Company's counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, the Company's basic claims of ownership of the patents remains subject to its pending counterclaims. A settlement conference in the first and second lawsuits is scheduled for the fall of 2001.

    The Company intends to defend Methode's lawsuits and pursue its counterclaims vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, the Company has incurred, and expects to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of the Company's key management and technical personnel. As a result, the Company's defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages to Methode and could be enjoined from selling those of the Company's products found to infringe Methode's patents unless and until the Company is able to negotiate a license from Methode. In the event the Company obtains a license from Methode, the Company would likely be required to make royalty payments with respect to sales of its products covered by the license. Any such royalty payments would increase the Company's cost of revenues and reduce its gross profit. If the Company is required to pay significant monetary damages, is enjoined from selling any of its products or is required to make substantial royalty payments pursuant to any such license agreement, its business would be significantly harmed.

11. Acquisitions

SENSORS UNLIMITED, INC.

    On August 16, 2000 Finisar and Sensors Unlimited, Inc. ("Sensors") entered into an Agreement and Plan of Reorganization pursuant to which Finisar effectively acquired Sensors. The transaction closed on October 17, 2000, and was accounted for under the purchase method of accounting.

    Sensors is headquartered in Princeton, New Jersey and is a leading supplier of optical components that monitor the performance of dense wavelength division multiplexing, or DWDM, systems. Finisar designated September 30, 2000 as the acquisition date for accounting purposes and, accordingly, the accompanying consolidated financial statements include the results of operations of Sensors subsequent to September 30, 2000.

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

    At the closing of the transaction, certificates representing 9,481,109 shares of Finisar common stock were issued to the former stockholders of Sensors (the "Initial Consideration") and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow with U.S. Bank Trust, National Association (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of October 17, 2000, the closing date, subject to the achievement of certain development milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. Further, one-third of the escrow shares that would otherwise be delivered to the principal shareholders of Sensors on the third anniversary of the closing of the transaction will be subject to claims for indemnification by Finisar under the reorganization agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification have been resolved.

    In addition to the Initial Consideration and Deferred Consideration, on each of the first three anniversaries of the closing of the transaction, Finisar will issue and deliver to the former shareholders of Sensors, on a pro rata basis, additional shares of Finisar common stock (valued on the basis of the average closing trading price per share of such stock on the Nasdaq National Market for the ten trading days preceding the applicable payment date) (the "Additional Consideration"). These shares of Finisar common stock, with an estimated value of $48 million, will be distributed as follows:

  —If on the first anniversary of the closing of the transaction, at least 75% of the key management and technical employees originally employed by Sensors, or equivalent replacement employees, are then employed by Finisar, Finisar will issue and deliver Finisar shares having an aggregate value of $2.375 multiplied by the total number of shares initially deposited in escrow, rounded to the nearest whole share;

  —If on the second anniversary of the closing of the transaction, at least 65% of the key Sensors employees, or equivalent replacement employees, are then employed by Finisar, Finisar will issue and deliver Finisar shares having an aggregate value of $1.58333 multiplied by the total number of escrow shares, rounded to the nearest whole share; and

  —If on the third anniversary of the closing of the transaction, at least 50% of the key Sensors employees, or equivalent replacement employees, are then employed by Finisar, and if prior to that date all six development milestones set forth in the Agreement have been achieved, Finisar will issue Finisar shares having an aggregate value of $0.79167 multiplied by the total number of escrow shares, rounded to the nearest whole share.

    At the date of acquisition, only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred and Additional Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. The Additional Consideration, if any, will be recorded as additional purchase cost at the then current market price of common stock on the first, second and third anniversaries of closing. Accordingly, Finisar's initial cost to acquire Sensors is calculated to be $355.0 million using a Finisar common stock price of $33.47, which is the average of the closing market prices of Finisar's common shares for a period from three days before through three days after August 16, 2000, the day the transaction was announced. The fair value of the options of $12.7 million, as well as estimated direct transaction expenses of $25.0 million, have been included as a part of the initial purchase cost. Sensors currently operates as a wholly-owned subsidiary of Finisar.

    The initial costs to acquire Sensors have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Sensors is as follows (in thousands):

Value of securities issued	$317,342
Assumption of common stock options	12,675
Estimated transaction costs and expenses	25,156

$355,173

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets	$740
Intangible assets acquired:
Developed technology	54,825	5
In-process research and development	22,764	N/A
Assembled workforce	1,539	3
Customer base	1,901	3
Tradename	3,722	5
Goodwill	288,677	5
Deferred income tax	(24,974)	3-5
Deferred compensation	5,979	3

Total preliminary purchase price allocation	$355,173

    As of April 30, 2001, an additional 3,160,344 common shares were earned as Deferred Consideration in accordance with the provisions of the merger agreement. As a result, an additional $48,859,000 in goodwill was recorded and will be amortized over the remaining estimated useful life beginning in the first quarter ending July 31, 2001.

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

    Deferred compensation is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Sensors employees. The $6.0 million of deferred compensation will be amortized over the remaining vesting period of approximately three years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years. Deferred Consideration and Additional Consideration earned, if any, will be recorded as goodwill.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an expense of $22.8 million during the year ended April 30, 2001, in conjunction with the acquisition.

DEMETER TECHNOLOGIES, INC.

    On November 21, 2000, the Company completed the acquisition of Demeter Technologies, Inc. ("Demeter"), a privately-held company located in El Monte, California, and accounted for the acquisition under the purchase method of accounting. Demeter was founded in August 2000 and is focused on the development of long wavelength Fabry Perot and distributed feedback lasers for data communications and telecommunications applications. Finisar designated November 1, 2000 as the acquisition date for accounting purposes and, accordingly, the accompanying consolidated financial statements include the results of operations of Demeter subsequent to November 1, 2000.

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

    At the closing of the transaction, certificates representing 601,993 shares of Finisar common stock were deposited into escrow with the U.S. Bank Trust, National Association. The escrow shares will be subject to claims for indemnification by Finisar under the reorganization agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification, if any, have been resolved.

    Finisar's cost to acquire Demeter is calculated to be $187.7 million using a Finisar common stock price of $28.05, which is the average of the closing market prices of Finisar's common stock for a period from three days before through three days after November 21, 2000, the day the transaction was announced. The fair value of the assumed stock options of $15.4 million, as well as estimated direct transaction expenses of $3.4 million, have been included as a part of the total purchase cost. Demeter currently operates as a wholly-owned subsidiary of Finisar.

    The costs to acquire Demeter have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total purchase cost of Demeter is as follows (in thousands):

Value of securities issued	$168,882
Assumption of common stock options	15,438
Estimated transaction costs and expenses	3,373

$187,693

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets	$3,716
Intangible assets acquired:
Developed technology	32,381	5
In-process research and development	6,457	N/A
Assembled workforce	380	3
Customer base	244	3
Goodwill	149,648	5
Deferred income tax	(18,434)	3-5
Deferred compensation	13,301	4

Total preliminary purchase price allocation	$187,693

    An independent valuation specialist performed an allocation of the total purchase price of Demeter to its individual assets. The purchase price was allocated to Demeter's tangible assets, specific intangible assets such as assembled workforce, customer base and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes long wavelength Fabry Perot and distributed feedback lasers for datacom and telecommunications applications. Finisar will amortize the acquired developed technology of approximately $32.4 million on a straight-line basis over an average estimated remaining useful life of five years.

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

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, the Company recognized an expense of $6.5 million during the year ended April 30, 2001, in conjunction with the acquisition.

MEDUSA TECHNOLOGIES, INC.

    The Company completed the acquisition of Medusa Technologies, Inc. ("Medusa"), a privately-held company located near Austin, Texas, on March 2, 2001, and accounted for the acquisition under the purchase method of accounting. Medusa was established in June 1997 and provides training and testing services focusing on Fibre Channel and other networking technologies. Medusa also provides training services and develops proprietary test and analysis tools and software for internal and third-party use. Finisar designated March 1, 2001, as the acquisition date for accounting purposes and, accordingly, the accompanying consolidated financial statements include the results of operations of Medusa subsequent to March 1, 2001. Medusa currently operates as a wholly owned subsidiary of Finisar.

    Pursuant to the acquisition, the Company paid approximately $7.2 million in cash for all outstanding shares of Medusa and assumed the outstanding options to purchase Medusa's common stock. The Company reserved 8,012 shares of its common stock for issuance upon the exercise of the assumed options. The assumed options vest monthly at the rate of 1/48 of the total number of shares originally subject to the assumed option.

    At the closing of the acquisition, approximately $617,000 in cash was deposited into escrow with U.S. Bank Trust, National Association, and will be subject to claims for indemnification by the Company under the reorganization agreement and the procedures specified in the escrow agreement. The funds deposited in escrow will remain in escrow until the later of the first anniversary of the closing of the merger or the date on which all pending claims for indemnification, if any, have been resolved.

    The costs to acquire Medusa have been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill.

    The estimated total purchase cost of Medusa is as follows (in thousands):

Cash including estimated transaction costs and expenses	$7,316
Assumption of common stock options	96

$7,412

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets	$653
Intangible assets acquired:
Developed technology	910	5
Assembled workforce	490	3
Customer base	160	3
Tradename	600	5
Goodwill	5,424	5
Deferred income tax	(890)	3-5
Deferred compensation	65	4

Total preliminary purchase price allocation	$7,412

    The purchase price was allocated to Medusa tangible assets, specific intangible assets such as assembled workforce, customer base, tradename and to developed technology. The acquired developed technology, which is comprised of products that are already technologically feasible, mainly relates to a mechanism (some times called an engine) for extracting information from data collected by a Fibre Channel analyzer and generates protocol statistics. These statistics present the information in visual format which is easier to understand. This product can be used by developers, integrators, and system administers to determine operational characteristics and adherence to the standard of Fibre Channel products. Finisar will amortize the acquired developed technology of approximately $0.9 million on a straight-line basis over an average estimated remaining useful life of five years.

    The acquired assembled workforce is comprised of all the skilled employees of Medusa and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $0.5 million on a straight-line basis over an average estimated useful life of three years.

    The acquired customer base is based on historical costs incurred and is comprised of Medusa management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $0.2 million on a straight-line basis over an average estimated useful life of three years.

    The acquired tradename is recognized for the intrinsic value of the Medusa name and products in the marketplace. Finisar will amortize the value assigned to the tradename of approximately $0.6 million on a straight-line basis over an average estimated remaining useful life of five years.

    Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Medusa's employees. The $0.1 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated useful life of five years.

SHOMITI SYSTEMS, INC.

    On November 21, 2000, Finisar and Shomiti entered into an Agreement and Plan of Reorganization pursuant to which Finisar acquired Shomiti and accounted for the acquisition under the purchase method of accounting. On February 7, 2001 the agreement was amended to provide for the issuance of convertible Series A preferred stock which will be automatically converted into common stock on a three-for-one basis upon the approval of additional authorized common shares by the stockholders of Finisar. The transaction closed on March 23, 2001, and the accompanying consolidated financial statements include the results of operations since the date of acquisition. Shomiti is headquartered in San Jose, California. Shomiti was founded in July 1995 and designs products which monitor the performance of Ethernet networks in order to enhance their quality of service.

    Pursuant to the reorganization agreement, Finisar issued 1,120,984 shares of its convertible Series A preferred stock (convertible into 3,362,952 shares of common stock) in exchange for the outstanding shares of Shomiti common and preferred stock. In addition, Finisar assumed options to purchase Shomiti common stock and reserved 139,991 shares of Finisar convertible Series A preferred stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 25% of the total number of shares subject to the option at the first anniversary of the date of grant, with the remainder vesting in 48 equal monthly installments, subject to the optionholder's continued service with Finisar or a subsidiary.

    At the closing of the transaction, certificates representing 112,098 shares of Finisar convertible Series A preferred stock were deposited into escrow. The escrow shares will be subject to claims for indemnification by Finisar under the reorganization agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification, if any, have been resolved.

    Prior to closing, a third party asserted that certain of Shomiti's products infringed a patent. Shomiti believes it has defenses to the claim and intends to defend its position. Finisar has notified Shomiti that any settlement or damages arising out of the claim would be subject to a claim for indemnification under the escrow. Should the amount held in escrow not be sufficient to satisfy the claim for indemnification, Finisar would assess whether the excess would be additional purchase price or an expense.

    Finisar's initial cost to acquire Shomiti is calculated to be $113.2 million using a Finisar common stock price of $30.03, which is the average of the closing market prices of Finisar's common stock for a period from three days before through three days after February 7, 2001, the day the transaction was amended. The fair value of the assumed stock options of $11.0 million, as well as estimated direct transaction expenses of $1.2 million, have been included as a part of the estimated total purchase cost. Shomiti currently operates as a wholly-owned subsidiary of Finisar.

    The initial cost to acquire Shomiti has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Shomiti is as follows (in thousands):

Value of securities issued on an as-if converted basis	$100,989
Assumption of common stock options on an as-if converted basis	11,032
Estimated transaction costs and expenses	1,206

$113,227

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets (liabilities)	$(1,241)
Intangible assets acquired:
Developed technology	37,092	5
In-process research and development	5,997	N/A
Assembled workforce	1,449	3
Customer base	3,522	3
Tradename	2,267	5
Goodwill	80,700	5
Deferred income tax	(18,432)	3-5
Deferred compensation	1,873	4

Total preliminary purchase price allocation	$113,227

    An independent valuation specialist performed an allocation of the total purchase price of Shomiti to its individual assets. The purchase price was allocated to Shomiti's tangible assets, specific intangible assets such as assembled workforce, customer base, tradename and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes the Surveyor software suite including Surveyor, Remote, Expert, Packet Blaster, and Multi-QOS; the Explorer analyzer family including the 10/100, Gigabit, and THG systems and modules; and a series of probes which include multiple models for the Century Tap, Fiber Tap, and Voyager. The products are used for monitoring, measuring, analyzing and troubleshooting network quality of service (QOS) for extended enterprise ethernet local area networks (LANs) and VoIP (Voice Over Internet Protocol) communications. Finisar will amortize the acquired developed technology of approximately $37.1 million on a straight-line basis over an average estimated remaining useful life of five years.

    The acquired assembled workforce is comprised of all the skilled employees of Shomiti and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $1.4 million on a straight-line basis over an average estimated useful life of three years.

    The acquired customer base is based on historical costs incurred and is comprised of Shomiti management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $3.5 million on a straight-line basis over an average estimated useful life of three years.

    The acquired tradename is recognized for the intrinsic value of the Shomiti name and products in the marketplace. Finisar will amortize the value assigned to the tradename of approximately $2.3 million on a straight-line basis over an average estimated useful life of five years.

    Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Shomiti's employees. The $1.9 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, Finisar recognized an expense of $6.0 million during the quarter ended April 30, 2001 in conjunction with the acquisition.

    PRO FORMA INFORMATION (unaudited)

    The following pro forma results of operations combines the results of operations of the Company and Sensors, Demeter, Medusa and Shomiti, excluding the charge for acquired in-process research and development attributable to Sensors, Demeter, Medusa and Shomiti, as if the acquisitions occurred at the beginning of each period presented (in thousands, except per share data):

	Years Ended April 30,
	2001	2000
Revenue	$212,184	$91,841

Net income (loss)	(193,804)	(120,935)

Net income (loss) per share:
Basic	$(1.21)	$(0.93)

Diluted	$(1.21)	$(0.93)

12. Sale of Opticity Product Line

    On February 28, 2001, the Company completed the sale of technology and other assets associated with its Opticity product line to ONI Systems, Inc. At the same time, Finisar entered into a supply agreement for certain optical components for ONI's new ONLINE2500™ product incorporating the technology to be purchased from Finisar. Under the terms of the agreement, upon closing, ONI Systems, Inc., paid the Company $5 million in cash and 488,624 shares of ONI common stock having a value of approximately $16.4 million based on a closing price of $33.625 per share. The Company recorded a net gain of approximately $19.1 million as other income when earned.

    Up to an additional $25 million in cash is payable to the Company upon the achievement of certain post-closing development milestones which will be recorded as other income when earned.

13. Subsequent Events (unaudited)

TRANSWAVE FIBER, INC.

    On November 21, 2000 Finisar and Transwave entered into an Agreement and Plan of Reorganization pursuant to which Finisar acquired Transwave and will account for the acquisition under the purchase method of accounting. On February 14, 2001 the agreement was amended to provide for the issuance of convertible Series A preferred stock which will be automatically converted into common stock on a three-for-one basis upon the approval of additional authorized common shares by the stockholders of Finisar. The agreement was further amended on March 19, 2001. The transaction closed on May 3, 2001. Transwave has operations in Northern California and Shanghai, China. Transwave was founded in February 2000 and is focused on the development of a line of passive optical components for data communications and telecommunications applications.

    Pursuant to the reorganization agreement, Finisar issued 870,303 shares of its convertible Series A preferred stock (convertible into 2,610,909 shares of common stock) in exchange for the outstanding shares of Transwave common and preferred stock. In addition, Finisar assumed options to purchase Transwave common stock and reserved 182,463 shares of Finisar convertible Series A preferred stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 20% of the total number of shares subject to the option at the closing of the merger, with the remainder vesting in 4 equal annual installments, subject to the optionholder's continued service with Finisar or a subsidiary.

    At the closing of the transaction, certificates representing 580,172 shares of Finisar convertible Series A preferred stock were issued to the former stockholders of Transwave (the "Initial Consideration") and certificates representing 290,131 shares of convertible Series A preferred stock, or approximately one-third of the shares issued pursuant to the transaction, were deposited into escrow (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of the closing date subject to the achievement of certain financial, development and personnel milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. Further, a portion of the escrowed shares will be subject to claims for indemnification by Finisar under the agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification have been resolved.

    Only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. Accordingly, Finisar's initial cost to acquire Transwave is calculated to be $49.6 million using a Finisar common stock price of $21.74, which is the average of the closing market prices of Finisar's common stock for a period from three days before through three days after February 14, 2001, the day the transaction was amended. The fair value of the assumed stock options of $11.3 million, as well as estimated direct transaction expenses of $0.5 million, have been included as a part of the total purchase cost. Transwave will operate as a wholly-owned subsidiary of Finisar.

    The cost to acquire Transwave has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Transwave is as follows (in thousands):

Value of securities issued on an as-if converted basis	$37,839
Assumption of common stock options on an as-if converted basis	11,279
Estimated transaction costs and expenses	500

$49,618

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets	$428
Intangible assets acquired:
Developed technology	13,281	5
In-process research and development	2,458	N/A
Assembled workforce	1,019	3
Customer base	124	3
Goodwill	36,156	5
Deferred income tax	(5,105)	3-5
Deferred compensation	1,257	4

Total preliminary purchase price allocation	$49,618

    An independent valuation specialist performed a preliminary allocation of the total purchase price of Transwave to its individual assets. The purchase price was allocated to Transwave's tangible assets, specific intangible assets such as assembled workforce, customer base and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes wave plates used to prevent background reflections and enhance the performance of lasers and a broadband light source for testing wavelength division multiplexing systems. Finisar will amortize the acquired developed technology of approximately $13.3 million on a straight-line basis over an average estimated remaining useful life of five years.

    The acquired assembled workforce is comprised of all the skilled employees of Transwave and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $1.0 million on a straight-line basis over an average estimated useful life of three years.

    The acquired customer base is based on historical costs incurred and is comprised of Transwave management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $0.1 million on a straight-line basis over an average estimated useful life of three years.

    Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Transwave's employees. The $1.3 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, Finisar expects to recognize an expense of $2.5 million during the quarter ending July 31, 2001 in conjunction with the acquisition.

ACQUISITION OF MANUFACTURING FACILITY IN MALAYSIA.

    On May 10, 2001, the Company purchased a manufacturing facility in Ipoh, Malaysia, for a cash payment of $10 million of which $2 million was for processing equipment and $8 million was for a building consisting of approximately 700,000 square feet of space, 200,000 of which is suitable for cleanroom operations. The $8 million payment for the building is being held in escrow pending approval by the Malaysian government of the transfer of the real property.

INCREASE IN AUTHORIZED COMMON STOCK

    On June 19, 2001, the shareholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Accordingly, the preferred stock issued in the acquisitions of Shomiti Systems and Transwave Fiber and options to purchase preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into common stock on a 3 for 1 basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers and directors, and their ages as of May 31, 2001, are as follows:

Name	Age	Position(s)
Jerry S. Rawls	56	President, Chief Executive Officer and Director
Frank H. Levinson	48	Chairman of the Board and Chief Technical Officer
Mark J. Farley	39	Vice President, Digital Systems Engineering
Jan Lipson	50	Vice President, Optical Engineering
Dallas W. Meyer	38	Vice President, Operations
Gregory H. Olsen	56	Executive Vice President and Director
Richard Woodrow	57	Vice President, Sales and Marketing
Stephen K. Workman	50	Vice President, Finance, Chief Financial Officer and Secretary
Michael C. Child	46	Director
Roger C. Ferguson	58	Director
Richard B. Lieb	53	Director
Larry D. Mitchell	58	Director

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

    Dallas W. Meyer has served as our Vice President, Operations since September 2000. Prior to joining Finisar, Dr. Meyer worked in various aspects of rigid disc-drive integration and recording head fabrication at Read-Rite Corporation from February 1999 to August 2000, at Seagate Corporation from July 1993 to February 1999 and at IBM Corporation prior to that. Dr. Meyer holds a B.S. in Structural Engineering from the University of Nebraska-Lincoln, and a Ph.D. in Engineering Mechanics, Mathematics, and Materials Science from the University of Wisconsin-Madison.

    Gregory H. Olsen has served on our Board of Directors, as our Executive Vice President and President and Chief Executive Officer of Sensors Unlimited, Inc., a wholly owned subsidiary of Finisar, since the closing of the acquisition of Sensors in October 2000. Dr. Olsen founded Sensors Unlimited, a fiber optic component company, in 1991 and has served as its President and Chief Executive Officer since inception. In 1984 Dr. Olsen founded EPITAXX, Inc., and served as its President and Chief Executive Officer from inception until 1990 when EPITAXX was acquired by Nippon Sheet Glass. Dr. Olsen holds a B.S. in Physics, a BSEE and an M.S. in Physics (magna cum laude) from Fairleigh Dickenson University and a Ph.D. in Material Science from the University of Virginia.

    Richard Woodrow has served as our Vice President, Sales and Marketing, since November 2000. Mr. Woodrow joined Finisar in June 1998 as Director of Marketing-Optics. Prior to joining Finisar, Mr. Woodrow was employed by Raychem Corporation from 1974 until June 1998 in various sales and marketing positions and served as Director of North American Sales for the Electronics Division from March 1995 to June 1998. Mr. Woodrow holds a B.A. in Mathematics from Rutgers University.

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

    Richard B. Lieb has been a member of our Board of Directors since October 1999. Since November 1990 Mr. Lieb has served as Executive President of SEI Investments, an investment and investment processing business solutions company. He is also on the Advisory Board of Cross Atlantic Technology Fund, a technology venture capital fund in Radnor, Pennsylvania. Mr. Lieb holds a B.A. in History from Duke University and an M.A. in Public Administration from the Wharton School of

Business at the University of Pennsylvania. Mr. Lieb also serves on the Board of Directors of OAO Technology Solutions, Inc.

    Larry D. Mitchell has been a member of our Board of Directors since October 1999. Mr. Mitchell has been retired since October 1997. From October 1994 to October 1997, he served as a site General Manager in Roseville, California for Hewlett-Packard. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

    Our President, Secretary and Chief Financial Officer are elected by the Board of Directors, all other executive officers are elected by the Board of Directors or appointed by the President, and all officers serve at the discretion of the Board of Directors. Each of our officers and directors, other than nonemployee directors, devotes his full time to the affairs of Finisar.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish Finisar with copies of all Section 16(a) forms filed by such person. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except that three statements of changes in beneficial ownership involving three transactions for Jan Lipson, Mark Farley, and Steve Workman for shares purchased pursuant to our employee stock purchase plan in May 2000 were not timely filed; three statements of changes in beneficial ownership involving three transactions for Mark Farley, Richard Woodrow and Steve Workman for shares purchased pursuant to our employee stock purchase plan in November 2000 were not filed; two initial statements of beneficial ownership were not filed by Dallas Meyer and Richard Woodrow when such individuals became executive officers of Finisar in August 2000 and November 2000, respectively; and one statement of change in beneficial ownership was not filed for the grant of options to Dallas Meyer in August 2000.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

Summary Compensation Information

    The following table sets forth information concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2001, during the fiscal years ended April 30, 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE

Annual Compensation
Long Term Compensation Awards Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation				All Other Compensation
Jerry S. Rawls President and Chief Executive Officer	2001 2000 1999	$220,192 200,000 189,423	$500 1,000 106,192	$42,017 1,923 4,677		— — —		— — —
Frank Levinson Chief Technical Officer	2001 2000 1999	220,192 200,000 189,423	500 1,000 106,192	36,829 2,308 3,581		— — —		— — —
Mark J. Farley Vice President, Digital Systems Engineering	2001 2000 1999	193,269 165,000 149,423	5,500 6,000 64,731	9,155,951 1,587 2,857	(1)	105,000 — —	(2)	— — —
Jan Lipson Vice President, Optical Engineering	2001 2000 1999	190,355 150,000 142,308	5,500 6,000 44,077	4,716 1,731 162		65,000 — 900,000	(2) (3)	— — —
Stephen K. Workman Vice President, Finance, Chief Financial Officer and Secretary	2001 2000 1999	190,385 150,000 17,308	5,500 6,000 3,500	2,354 1,298 —		65,000 — 600,000	(2) (3)	— — —

(1)
Includes $9,139,821 realized upon the exercise of stock options, based on the difference between the market value on the date of exercise and the exercise price of the options.

(2)
This option vests at the rate of 20% per year over a period of five years.

(3)
This option is immediately exercisable, subject to a right of repurchase in favor of Finisar which lapses at a rate of 20% per year over a period of five years.

  Option Grants

    The following table sets forth information regarding grants of stock options to each of the executive officers named in the Summary Compensation Table above during the fiscal year ended April 30, 2001. All of these options were granted under our 1999 stock option plan. The percentage of total options set forth below is based on an aggregate of 12,736,573 options granted during the fiscal year. All options were granted at the fair market value of our common stock, as determined by the Board of Directors on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent Finisar's estimate or projection of the future common stock price.

Options Granted in Fiscal Year Ended April 30, 2001

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year			Deemed Value Per Share At Date of Grant	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name			Exercise Price ($/Share)	Expiration Date
						5%	10%
Jerry S. Rawls	—	—	—	—	—	—	—
Frank H. Levinson	—	—	—	—	—	—	—
Mark J. Farley	105,000	0.82%	$21.5625	6/15/10	$21.5625	$113,203.12	$226,406.25
Jan Lipson	65,000	0.51%	$21.5625	6/15/10	$21.5625	$70,078.13	$140,156.25
Stephen K. Workman	65,000	0.51%	$21.5625	6/15/10	$21.5625	$70,078.13	$140,156.25

(1)
These options vest at the rate of 20% per year over a period of five years.

  Option Exercises and Fiscal 2001 Year-End Values

    The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended April 30, 2001, and unexercised options held as of April 30, 2001, by the persons named in the Summary Compensation Table above.

Aggregate Option Exercises In Fiscal 2001 and Values at April 30, 2001

			Number of Securities Underlying Unexercised Options At Fiscal Year End		Value of Unexercised In-The Money Options At Fiscal Year End (1)
	Shares Acquired on Exercise
Name		Value Realized	Exercisable (2)	Unexercisable (2)	Exercisable (2)	Unexercisable (2)
Jerry S. Rawls	—	—	—	—	—	—
Frank H. Levinson	—	—	—	—	—	—
Mark J. Farley	235,000	$9,139,821	1,749,620	105,000	$26,081,060	—
Jan Lipson	—	—	—	65,000	—	—
Stephen K. Workman	—	—	—	65,000	—	—

(1)
Based on a fair market value of $14.95 the closing price of our common stock on April 30, 2001, as reported by the Nasdaq National Market.

(2)
Stock options granted under the 1999 Option Plan prior to our initial public offering of common stock in November 1999 are generally immediately exercisable at the date of grant, but shares received upon exercise of unvested options are subject to repurchase by Finisar. Options granted after this date under the 1999 Option Plan are generally not immediately exercisable at the date of grant and vest at the rate of 20% per year over a period of five years.

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

Compensation Committee Interlocks and Insider Participation In Compensation Decisions

    The Compensation Committee for fiscal year 2001 was composed of Michael C. Child and Roger C. Ferguson. No interlocking relationships exist between any member of our Compensation Committee and any member of any other company's board of directors or compensation committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all of our officers, and establishes and reviews general policies relating to compensation and benefits of our employees.

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

2001 Compensation

    Compensation for the Chief Executive Officer and other executive officers for 2001 was set according to our established compensation policy described above. In December 2000, we paid holiday bonuses to our employees, including our executive officers. At the end of fiscal 2001, we did not pay performance bonuses to our executive officers. Although we achieved substantial growth in revenue and operating income during fiscal 2001, due to market conditions which led to reduced revenues in the fourth quarter and uncertainty over future orders from our customers, we did not believe that performance bonuses were appropriate at that time.

COMPENSATION COMMITTEE
Michael C. Child
Roger C. Ferguson

COMPARISON OF STOCKHOLDER RETURN

    Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market and the J.P. Morgan H&Q Technology Index for the period commencing on November 12, 1999 and ending on April 30, 2001.(1)

COMPARISON OF CUMULATIVE TOTAL RETURN FROM
NOVEMBER 12, 1999 THROUGH APRIL 30, 2001(1):
FINISAR, NASDAQ INDEX
AND TECHNOLOGY INDEX

[CHART FOR 11/12/99 TO 4/30/01]

	NOVEMBER 12, 1999	APRIL 28, 2000	APRIL 30, 2001
Finisar	$100.00	$589.00	$236.05
Nasdaq Index	$100.00	$119.13	$65.09
Technology Index(2)	$100.00	$130.10	$69.64

(1)
Assumes that $100.00 was invested on November 12, 1999, at the offering price on the date of our initial public offering, in our common stock and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

(2)
J.P. Morgan H&Q Technology Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information known to us regarding the beneficial ownership of our common stock as of May 31, 2001 by:

  •
  each stockholder who is known by us to beneficially own more than 5% of common stock;

  •
  each of our executive officers listed on the Summary Compensation Table under "Management;"

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group

	Shares of Common Stock Beneficially Owned (1)
Name of Beneficial Owner(1)
	Number	Percentage
5% Stockholders:
Putnam Investments, LLC(2)	18,991,710	10.2%
FMR Corp.(3)	17,556,390	9.5%
Margaret G. Rawls	9,898,753	5.3%
Executive Officers and Directors:
Frank H. Levinson(4)	42,342,497	22.8%
Jerry S. Rawls(5)	9,104,644	4.9%
Gregory H. Olsen(6)	6,926,038	3.7%
Mark J. Farley(7)	4,328,975	2.3%
Jan Lipson(8)	602,312	*
Stephen K. Workman(9)	530,238	*
Michael C. Child	62,836	*
Roger C. Ferguson(10)	90,000	*
Richard B. Lieb(11)	24,800	*
Larry D. Mitchell(12)	25,500	*
All executive officers and directors as a group (10 persons)(13)	64,037,840	33.1%

*
Less than 1%.

(1)
Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1308 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following May 31, 2001 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 185,501,853 shares of common stock and 1,991,287 shares of Series A Preferred Stock (which were converted into 5,973,861 shares of common stock following stockholder approval of an increase in the authorized number of shares of our common stock at our stockholders' meeting on June 19, 2001) outstanding as of May 31, 2001 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following May 31, 2001. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)
Based on information contained in a Schedule 13G dated February 14, 2001, filed with the Securities and Exchange Commission. Includes 16,593,460 shares held by Putnam Investment Management, LLC and 2,398,250 shares held by The Putnam Advisory Company, LLC. Putnam Investment Management, LLC and The Putnam Advisory Company, LLC are both wholly-owned subsidiaries of Putnam Investments, LLC. Both subsidiaries have dispository power over the shares as investment managers, but each of the mutual fund's trustees have voting power over the shares held by each fund, and The Putnam Advisory Company, LLC has shared voting power over the shares held by the institutional clients. Putnam Investment Management, LLC, which is the investment adviser to the Putnam family of mutual funds, and the Putnam Advisory Company, LLC, which is the investment adviser to Putnam's institutional clients, are both registered investment advisors. Putnam Investments, LLC is a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. The address of Marsh & McLennan Companies, Inc. is 1166 Avenue of the Americas, New York, New York 10036 and the address of Putnam Investments, LLC is One Post Office Square, Boston, Massachusetts 02109.

(3)
Based on information contained in a Schedule 13G dated April 10, 2001, filed with the Securities and Exchange Commission. Includes 17,051,590 shares beneficially owned by Fidelity Management & Research Company ("Fidelity") as a result of acting as investment adviser to various investment companies, including Fidelity Growth Company Fund which holds 11,920,600 shares, and 503,000 shares beneficially owned by Fidelity Management Trust Company as a result of serving as investment manager of its institutional account(s). Fidelity and Fidelity Management Trust Company are both wholly-owned subsidiaries of FMR Corp. Fidelity is registered under Section 203 of the Investment Advisers Act of 1940 as an investment advisor to various investment companies. Fidelity Management Trust Company is a bank as defined in Section 3(a)(6) of the Securities Exchange Act serves as investment manager of institutional account(s). The address of FMR Corp., Fidelity, and Fidelity Management Trust Company is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)
Includes 32,797,879 shares held by the Frank H. & Wynnette Levinson 1998 Revocable Trust, 2,654,618 shares held by the Frank H. & Wynnette Levinson 1999 Irrevocable Trust, 2,915,000 held by Seti Trading Co., Inc., an investment company owned by Frank and Wynnette Levinson, 1,325,000 shares held by the Rose Wynnette Levinson 1998 Gift Trust, 1,325,000 shares held by the Alana Marie Levinson 1998 Gift Trust and 1,325,000 shares held by the Frank Henry Levinson 1998 Gift Trust.

(5)
Includes 5,404,775 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P.

(6)
Includes 4,957,500 shares held in escrow in connection with our acquisition of Sensors. One third of such amount will be released on each of the first three anniversaries of October 17, 2000, subject to the achievement of certain development milestones set forth in the acquisition agreement.

(7)
Includes 1,770,620 shares issuable upon exercise of options exercisable within 60 days following May 31, 2001, 1,679,355 shares held by the Farley Family Trust and 900,000 shares held by an irrevocable trust for the benefit of Mr. Farley's child.

(8)
Includes 360,000 shares subject to a right of repurchase in favor of Finisar which lapses over time and 13,000 shares issuable upon exercise of options exercisable within 60 days following May 31, 2001.

(9)
Includes 360,000 shares subject to a right of repurchase in favor of Finisar which lapses over time and 13,000 shares issuable upon exercise of options exercisable within 60 days following May 31, 2001.

(10)
Includes 72,000 shares which are subject to a right of repurchase in favor of Finisar which lapses over time.

(11)
Includes 500 shares held by Mr. Lieb's spouse, 300 shares held by Mr. Lieb's children.

(12)
Includes 18,000 shares issuable upon exercise of an option exercisable within 60 days following May 31, 2001.

(13)
Includes 1,020,000 shares subject to a right of repurchase in favor of Finisar, 1,827,620 shares issuable upon exercise of options exercisable within 60 days following May 31, 2001 and 4,957,500 shares held in escrow in connection with our acquisition of Sensors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Option Grants and Exercises

    In March 1999, we granted Mr. Workman an option to purchase an aggregate of 200,000 shares of common stock, with an exercise price of $1.31 per share. Mr. Workman exercised this option in full in April 1999. The exercise price was paid by Mr. Workman by delivery to us of a promissory note in the principal amount of $262,000 bearing interest at the rate of 6% per annum. This promissory note is payable in full by April 2004 and is collateralized by shares of our common stock owned by Mr. Workman.

Employment Agreement

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

Indemnification Agreements

    We have entered into indemnification agreements with each of our directors and officers. These indemnification agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS

    See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at page 44 of this Form 10-K.

  (2)  FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statement schedule of Finisar is filed as part of this Registration Statement and should be read in conjunction with the consolidated financial statements and related notes.

SCHEDULE	PAGE
II—Valuation and Qualifying Accounts	95

    Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

  (3)  EXHIBITS

    The exhibits listed in the Index to Exhibits are filed as part of this Report (see page 97).

(b)
Reports on Form 8-K

    The Company filed four reports on Form 8-K for the quarter ended April 30, 2001:

  (1)
  On February 2, 2001, the Company filed an amendment to the Form 8-K it had filed on December 6, 2000 for the purpose of providing (i) the financial statements of Demeter Technologies, Inc., required by Item 7(a) of Form 8-K, prepared pursuant to Rule 3-05 of Regulation S-X and filed in accordance with Item 7(a)(4) of Form 8-K, and (ii) unaudited consolidated pro forma financial statements of Finisar Corporation, giving effect to the acquisition of Demeter Technologies, Inc., prepared pursuant to Article 11 of Regulation S-X and filed in accordance with Item 7(b)(1) of Form 8-K.

  (2)
  On February 15, 2001, the Company filed a Form 8-K to announce that, on February 12, 2001, it had entered into an agreement with ONI Systems Corp., a Delaware corporation, whereby ONI Systems would acquire certain technology and other assets associated with Finisar's Opticity product line.

  (3)
  On February 22, 2001, the Company filed a Form 8-K to announce that, on February 20, 2001, it had entered into an agreement to acquire Marlow Industries, Inc., a privately-held company located in Dallas, Texas.

  (4)
  On April 3, 2001, the Company filed a Form 8-K to announce that, on March 23, 2001, it had completed the acquisition of Shomiti Systems, Inc.

FINISAR CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions— write-offs	Balance at end of period
	(in thousands)
Allowance for doubtful accounts
Year ended April 30, 1999	$16	$249	—	—	$265
Year ended April 30, 2000	265	190	—	—	455
Year ended April 30, 2001	455	344	$430	—	1,229

(1)
Allowance assumed through the acquisitions of Sensors, Demeter, Medusa and Shomiti in fiscal 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 17th day of July, 2001.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS Jerry S. Rawls PRESIDENT AND CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry S. Rawls and Stephen K. Workman, and each of them, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY S. RAWLS Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer)	July 17, 2001
/s/ FRANK H. LEVINSON Frank H. Levinson	Chairman of the Board and Chief Technical Officer	July 17, 2001
/s/ STEPHEN K. WORKMAN Stephen K. Workman	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 17, 2001
/s/ MICHAEL C. CHILD Michael C. Child	Director	July 17, 2001
/s/ ROGER C. FERGUSON Roger C. Ferguson	Director	July 17, 2001
/s/ RICHARD B. LIEB Richard B. Lieb	Director	July 17, 2001
/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	July 17, 2001
/s/ GREGORY H. OLSEN Gregory H. Olsen	Director	July 17, 2001

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Reorganization by and among Finisar Corporation, Gemstone Acquisition Corp., Sensors Unlimited, Inc. and Certain Principal Shareholders of Sensors, dated August 16, 2000 (1)
2.2	Agreement and Plan of Reorganization by and among Finisar Corporation, Onyx Acquisition Corp. and Demeter Technologies, Inc., dated November 20, 2000 (2)
2.3	Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Silver Acquisition Corp. and Shomiti Systems, Inc., dated February 7, 2001 (3)
2.4	Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001 (4)
3.4	Amended Bylaws of Registrant (5)
3.5	Restated Certificate of Incorporation of Registrant (6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001
3.7	Restated Certificate of Incorporation of Registrant (as amended through June 19, 2001)
4.1	Specimen certificate representing the common stock (6)
4.2	Certificate of Designation of Preferences and Rights of the Series A Preferred Stock (7)
10.1	Form of Indemnity Agreement between Registrant and Registrant's directors and officers (6)
10.2	1989 Stock Option Plan (6)
10.3	1999 Stock Option Plan (6)
10.4	1999 Employee Stock Purchase Plan (6)
10.5	Securities Purchase Agreement between Registrant and certain investors, dated as of November 6, 1998 (6)
10.6	Shareholders' Agreement among Registrant and certain of its shareholders, dated as of November 6, 1998 (6)
10.7	Voting Agreement among Registrant and certain of its shareholders, dated as of November 6, 1998 (6)
10.8	Loan Agreement between Registrant and Fleet National Bank, dated as of November 6, 1998 (6)
10.9	Security Agreement between Registrant and Fleet National Bank, dated as of November 4, 1998 (6)
10.10	Security Agreement Re: Contracts, Leases, License and Permits between Registrant and Fleet National Bank, dated as of November 4, 1998 (6)
10.11	Building Office Lease for 582 Market Street, Suite 609-610, San Francisco, CA, dated December 17, 1996 between Registrant and Niantic Corporation (6)
10.12	Building Lease for 274 Ferguson Drive, Mountain View, CA, dated April 30, 1997 between Registrant and DM Group VIII and DM Group VIII-E (6)

10.13	Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company (6)
10.14	Employment Agreement by and between Finisar Corporation and Gregory H. Olsen, dated October 17, 2000
10.15	Noncompetition Agreement by and between Gregory H. Olsen and Finisar Corporation, dated October 17, 2000
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed November 1, 2000.

(2)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed December 6, 2000.

(3)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed April 3, 2001.

(4)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed May 15, 2001.

(5)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-52546).

(6)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 (File No. 333-87017).

(7)
Incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q filed March 14, 2001.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2001
PART I
  ITEM 1. BUSINESS
Factors That Could Affect Our Future Performance
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
FINISAR CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
FINISAR CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
FINISAR CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FINISAR CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS
SUMMARY COMPENSATION TABLE
Options Granted in Fiscal Year Ended April 30, 2001
Aggregate Option Exercises In Fiscal 2001 and Values at April 30, 2001
REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
COMPARISON OF STOCKHOLDER RETURN
COMPARISON OF CUMULATIVE TOTAL RETURN FROM NOVEMBER 12, 1999 THROUGH APRIL 30, 2001(1): FINISAR, NASDAQ INDEX AND TECHNOLOGY INDEX
[CHART FOR 11/12/99 TO 4/30/01]
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
FINISAR CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX