Form 10-Q
period 2001-07-31
FINISAR CORP
filed 2001-09-12
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

FINISAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	000-27999 (Commission File No.)	94-3038428 (I.R.S. Employer Identification No.)
1308 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)		94089 (Zip Code)

Registrant's telephone number, including area code: 408-548-1000

Common Stock, $.001 par value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At August 31, 2001 there were 191,759,390 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,768	$42,146
Short-term investments	89,025	103.965
Accounts receivable, trade (net)	28,382	36,876
Accounts receivable, other	13,578	16,540
Inventories	48,896	62,618
Income tax receivable	5,339	4,795
Prepaid expenses	5,632	6,221
Deferred income taxes	19,858	18,629

Total current assets	241,478	291,790
Property, plant, equipment and improvements, net	101,254	79,268
Purchased intangibles including goodwill	643,554	629,579
Other assets	29,415	29,358

Total assets	$1,015,701	$1,029,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,849	$14,484
Accrued compensation	4,485	7,704
Other accrued liabilities	21,276	10,411
Non-cancelable purchase commitments	13,268	9,533
Capital lease obligations	517	658

Total current liabilities	61,395	42,790
Long-term liabilities:
Deferred income taxes	29,484	43,363
Other long-term liabilities	1,923	1,991

Total long-term liabilities	31,407	45,354
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issuable in series: no shares designated, issued or outstanding at July 31, 2001; Series A, 4,500,000 shares designated, 1,120,984 shares issued and outstanding at April 30, 2001,	—	1
Common stock, $0.001 par value, 500,000,000 shares authorized at July 31, 2001, and 200,000,000 shares authorized at April 30, 2001: 184,384,383 shares issued and outstanding at July, 31, 2001 and 179,163,306 shares issued and outstanding at April 30, 2001	184	179
Additional paid-in capital	1,115,830	1,064,294
Notes receivable from stockholders	(1,852)	(2,045)
Deferred stock compensation	(15,361)	(17,079)
Accumulated other comprehensive income (loss)	(1,736)	1,380
Accumulated deficit	(174,166)	(104,879)

Total stockholders' equity	922,899	941,851

Total liabilities and stockholders' equity	$1,015,701	$1,029,995

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except per share data)

	Three Months Ended July 31,
	2001	2000
Revenues	$34,215	$27,212
Cost of revenues	55,154	16,471
Amortization of acquired developed technology	6,780	—

Gross profit (loss)	(27,719)	10,741
Operating expenses:
Research and development	12,378	4,314
Sales and marketing	4,905	2,507
General and administrative	5,616	1,385
Amortization of deferred stock compensation	4,068	1,699
Acquired in-process research and development	2,696	—
Amortization of goodwill and other purchased intangibles	30,822	—
Other acquisition costs	1,839	—

Total operating expenses	62,324	9,905

Income (loss) from operations	(90,043)	836
Interest income, net	1,294	4,445
Other income (expense), net	462	(22)

Income (loss) before income taxes	(88,287)	5,259
Provision for income taxes	(19,000)	2,036

Net income (loss)	$(69,287)	$3,223

Net income (loss) per share:
Basic	$(0.40)	$0.02

Diluted	$(0.40)	$0.02

Shares used in computing net income (loss) per share:
Basic	174,885	149,951

Diluted	174,885	165,313

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended July 31,
	2001	2000
Operating activities:
Net income (loss)	$(69,287)	$3,223
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,440	648
Amortization of deferred stock compensation	4,068	1,699
Acquired in-process research and development	2,696	—
Amortization of goodwill and other purchased intangibles	30,822	—
Amortization of acquired developed technology	6,780	—
Changes in operating assets and liabilities:
Accounts receivable	8,669	(6,795)
Inventories	13,936	(7,100)
Other assets	2,628	10
Deferred income taxes	(18,486)	—
Accounts payable	7,235	2,489
Accrued compensation	(3,219)	(1,067)
Current income taxes	(544)	1,977
Other accrued liabilities	14,454	98

Net cash provided by (used in) operating activities	2,192	(4,818)
Investing activities:
Purchases of property, plant, equipment and improvements	(23,588)	(2,916)
Purchase/sale of short-term investments	9,679	(62,166)
Acquisition of subsidiary, net of cash assumed	(1,539)	—

Net cash used in investing activities	(15,448)	(65,082)
Financing activities:
Payments on capital lease obligations	(141)	—
Change in other long term liabilities	(68)	—
Payment received on stockholder note receivable	193	—
Proceeds from exercise of stock options and stock purchase plan, net of loans and repurchase of unvested shares	1,894	1,728

Net cash provided by financing activities	1,878	1,728

Net decrease in cash and cash equivalents	(11,378)	(68,172)
Cash and cash equivalents at beginning of period	42,146	171,194

Cash and cash equivalents at end of period	$30,768	$103,022

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$—
Cash paid for taxes	$—	$50
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for notes receivable	$—	$108
Issuance of Series A preferred stock and assumption of options in acquisition.	$49,646	$—
Deferred stock compensation from acquisition	$2,350	$—

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

    Finisar is a leading provider of fiber optic subsystems and network test and monitoring systems that enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Finisar is focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Finisar's line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. Finisar also provides network performance test and monitoring systems that assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. Finisar sells its optic subsystems primarily to leading networking and storage equipment manufacturers and sells its test and monitoring systems to both networking and storage equipment manufacturers as well as end users.

Interim Financial Information and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements as of July 31, 2001, and for the three months ended July 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at July 31, 2001 and the operating results and cash flows for the three months ended July 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2001.

    The balance sheet at April 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Fiscal Periods

    The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000 and January 28, 2001, respectively and the first three quarters of fiscal 2002 end on July 29, 2001, October 28, 2001 and January 27, 2002, respectively.

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

Segment Reporting

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that, beginning in fiscal 2001, it operates in two segments consisting of optical components and subsystems, and network test and monitoring systems.

Concentrations of Credit Risk

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from one customer represented 16.5% of the total balance at April 30, 2001 and one customer represented 16.1% of the total balance at July 31, 2001. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

    Finisar sells products primarily to customers located in North America. During the three months ended July 31, 2000, revenues from four customers represented 10.6%, 17.5%, 21.3% and 11.0% of net revenues. During the three months ended July 31, 2001, revenues from one customer represented 18.4% of net revenues. No other customer accounted for more than 10% of revenues.

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

Investments

  Short-Term Investments

      Short-term investments consist of interest bearing securities with maturities greater than three months and an equity security. The Company has adopted the provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At July 31, 2001, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through October, 2004, and an equity security. The difference between market value and amortized cost of these securities at July 31, 2001 was a loss of approximately $2,985,000 or approximately $1,736,000 on an after-tax basis, and at April 30, 2001 was a gain of approximately $2,276,000 or approximately $1,380,000 on an after tax basis.

  Other

      The Company uses the cost method of accounting for investments in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence.

Inventories

    Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant, Equipment and Improvements

    Property, plant, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years to 40 years. Land is carried at acquisition cost and not depreciated. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Goodwill and other intangible assets

    Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. As of July 31, 2001, goodwill and other intangible assets were being amortized over periods ranging from three to five years. As of July 31, 2001, the accumulated amortization of acquired goodwill and other intangible assets totaled $101.6 million.

Accounting for the impairment of long-lived assets

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), the

Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, plant, equipment and improvements and assigned intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired.

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

Comprehensive Income

    Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities in the three months ended July 31, 2001 was $5,261,000 or $3,116,000 on an after-tax basis and in the three months ended July 31, 2000 was $505,000 or $376,000 on an after tax basis.

Effect of New Accounting Standards

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Finisar adopted SFAS 133 in the quarter ended July 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 did not have a material effect on Finisar's financial condition or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be May 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

2.  Net Income Per Share

    The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2001	2000
Numerator:
Net income (loss)	$(69,287)	$3,223

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding—total	188,272	160,020
Weighted-average shares outstanding—subject to repurchase	(6,669)	(10,069)
Weighted-average shares outstanding—performance stock	(6,718)	—

Weighted-average shares outstanding—basic	174,885	149,951
Effect of dilutive securities:
Employee stock options	—	5,293
Stock subject to repurchase	—	10,069

Dilutive potential common shares	—	15,362

Denominator for diluted net income (loss) per share	174,885	165,313

Basic net income (loss) per share	$(0.40)	$0.02

Diluted net income (loss) per share	$(0.40)	$0.02

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	6,084	—
Stock subject to repurchase	6,669	—
Series A preferred stock	2,774	—

	15,527	—

3.  Inventories

    Inventories consist of the following (in thousands):

	July 31, 2001	April 30, 2001
Raw materials	$27,619	$41,592
Work-in-process	16,546	15,840
Finished goods	4,731	5,186

	$48,896	$62,618

    During the quarter ended July 31, 2001, the Company recognized an inventory charge of $29.2 million.

4.  Property, Plant, Equipment and Improvements

    Property, equipment and improvements consist of the following (in thousands):

	July 31, 2001	April 30, 2001
Land	$18,780	18,780
Buildings	21,059	13,986
Computer equipment	12,493	$9,558
Office equipment, furniture and fixtures	2,924	2,645
Machinery and equipment	46,390	36,469
Leasehold improvements	5,895	4,042
Construction in process	2,365	—

	109,906	85,480
Accumulated depreciation and amortization	(8,652)	(6,212)

Property plant, equipment and improvements, net	$101,254	$79,268

5.  Income Taxes

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6.  Deferred Stock Compensation

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $15.4 million prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and the quarter ended July 31, 2001, the Company recorded additional deferred compensation of $21.2 million and $2.4 million, respectively, related to the assumptions of stock options associated with companies acquired during the respective periods. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the three to five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees and assumptions of stock options associated with companies acquired through July 31, 2001. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal quarter ended July 31, 2001(unaudited)	2,350	4,068
Fiscal quarter ending October 31, 2001(unaudited)	—	3,121
Fiscal quarter ending January 31, 2001(unaudited)	—	2,629
Fiscal quarter ending April 30, 2002(unaudited)	—	2,242
Fiscal year ending April 30, 2003 (unaudited)	—	5,007
Fiscal year ending April 30, 2004 (unaudited)	—	1,995
Fiscal year ending April 30, 2005(unaudited)	—	367

Total	$38,929	$38,929

7.  Acquisition

    On November 21, 2000 Finisar and Transwave Fiber, Inc. entered into an Agreement and Plan of Reorganization pursuant to which Finisar acquired Transwave and accounted for the acquisition under the purchase method of accounting. On February 14, 2001 the agreement was amended to provide for the issuance of convertible Series A preferred stock, which will be automatically converted into common stock on a three-for-one basis upon the approval of additional authorized common shares by the stockholders of Finisar. The agreement was further amended on March 19, 2001. The transaction closed on May 3, 2001, and the accompanying consolidated condensed financial statements include the results of operations of Transwave subsequent to May 1, 2001, the date Finisar designated as the acquisition date for accounting purposes. Transwave has operations in Northern California and Shanghai, China. Transwave was founded in February 2000 and is focused on the development of a line of passive optical components for data communications and telecommunications applications.

    Pursuant to the reorganization agreement, Finisar issued 870,303 shares of its convertible Series A preferred stock (convertible into 2,610,909 shares of common stock) in exchange for the outstanding shares of Transwave common and preferred stock. In addition, Finisar assumed options to purchase Transwave common stock and reserved 176,029 shares of Finisar convertible Series A preferred stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 20% of the total number of shares subject to the option at the closing of the merger, with the remainder vesting in 4 equal annual installments, subject to the optionholder's continued service with Finisar or a subsidiary.

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

    Only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. Accordingly, Finisar's initial cost to acquire Transwave is calculated to be $50.1 million using a Finisar common stock price of $21.74, which is the average of the closing market prices of Finisar's common stock for a period from three days before through three days after February 14, 2001, the day the transaction was amended. The fair value of the assumed stock options of $11.8 million, as well as estimated direct transaction expenses of $0.5 million, has been included as a part of the total purchase cost. Transwave currently operates as a wholly-owned subsidiary of Finisar.

    The cost to acquire Transwave has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Transwave is as follows (in thousands):

Value of securities issued on an as-if converted basis	$37,840
Assumption of common stock options on an as-if converted basis	11,806
Estimated transaction costs and expenses	493

$50,139

    The preliminary purchase price allocation is as follows (in thousands):

	Amount	Useful life in years
Net tangible assets	$15
Intangible assets acquired:
Developed technology	10,387	5
In-process research and development	2,696	N/A
Assembled workforce	946	3
Customer base	125	3
Goodwill	39,143	5
Deferred income tax	(5,523)	3-5
Deferred compensation	2,350	4

Total preliminary purchase price allocation	$50,139

    An independent valuation specialist performed a preliminary allocation of the total purchase price of Transwave to its individual assets. The purchase price was allocated to Transwave's tangible assets, specific intangible assets such as assembled workforce, customer base and developed technology and to in-process research and development.

    The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes wave plates used to prevent background reflections and enhance the performance of lasers and a broadband light source for testing wavelength division multiplexing systems. Finisar will amortize the acquired developed technology of approximately $10.4 million on a straight-line basis over an average estimated remaining useful life of five years.

    The acquired assembled workforce is comprised of all the skilled employees of Transwave and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $0.9 million on a straight-line basis over an average estimated useful life of three years.

    The acquired customer base is based on historical costs incurred and is comprised of Transwave management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $0.1 million on a straight-line basis over an average estimated useful life of three years.

    Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Transwave's employees. The $2.4 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, Finisar recognized an expense of $2.7 million during the quarter ended July 31, 2001 in conjunction with the acquisition.

8. Acquisition of Manufacturing Facility in Malaysia

    On May 10, 2001, the Company purchased a manufacturing facility in Malaysia, for a cash payment of $10 million of which $2 million was for processing equipment and $8 million was for a building consisting of approximately 700,000 square feet of space, 200,000 of which is suitable for cleanroom operations. The $8 million payment for the building is being held in escrow pending approval by the Malaysian government of the transfer of the real property.

9. Increase in Authorized Common Stock

    On June 19, 2001, the shareholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Accordingly, the Series A preferred stock issued in the acquisitions of Shomiti Systems and Transwave Fiber and options to purchase Series A preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into common stock on a 3 for 1 basis.

10. Segments and Geographic Information

    The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. Due to the acquisition of a number of companies, the Company changed the structure of its internal organization based on the type of customer, product application and manner in which products are marketed. Based on this new structure, the Company views its business as having two principal operating segments beginning in fiscal 2001, consisting of optical components and subsystems and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for SANs and LANs, multiplexers, demultiplexers and optical add/drop modules for use in MANs applications, and digital return path products for cable television networks (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for Fibre Channel, Gigabit

Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

    During the quarter ended July 31, 2001, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

    Information about reportable segments sales, operating income (loss) and geographic coverage are as follows. Segment information for the prior year has been restated to conform to the current year's presentation (in thousands):

	Three Months Ended July 31,
	2001	2000
Revenues:
Optical components and subsystems	$25,357	$22,038
Network test and monitoring systems	8,858	5,174

Total revenues	$34,215	$27,212

Operating income (loss):
Optical components and subsystems	$(41,911)	$1,356
Network test and monitoring systems	(1,927)	1,179

Operating income (loss)	(43,838)	2,535
Unallocated amounts:
Amortization of acquired developed technology	(6,780)	—
Amortization of deferred stock compensation	(4,068)	(1,699)
Acquired in-process research and development	(2,696)	—
Amortization of goodwill and other purchased intangibles	(30,822)	—
Other acquisition costs	(1,839)	—
Interest income, net	1,294	4,445
Other income (expense), net	462	(22)

Income (loss) before income tax	$(88,287)	$5,259

Geographic coverage (thousands):
United States	$26,876	$23,142
Canada	745	2,877
Rest of the World	6,594	1,193

	$34,215	$27,212

    Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

11. Subsequent Event

    On September 10, 2001, the Company announced that it intends to offer, subject to market and other conditions, $200 million of convertible subordinated notes due 2008 in a private placement. The notes will have a term of seven years and will be convertible into the Company's common stock at the option of the holder, at a price to be determined. The offering is expected to close in September 2001. The Company may also issue up to an additional $30 million of notes to cover over-allotments in connection with the offering. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "—Risk Factors That Could Affect Our Future Performance". The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

Overview

    We are a leading provider of fiber optic subsystems and network test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. We also provide network performance test and monitoring systems, which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems.

    We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $150.6 million from the initial public offering of shares of our common stock, and in April 2000 we received $191.1 million from an additional public offering of shares of our common stock.

    We have recently acquired five privately-held companies in order to gain access to new technologies, which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. On May 3, 2001, we completed the acquisition of Transwave Fiber, Inc. These acquisitions broaden our product offerings and provide us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and will allow us to accelerate our product development cycle.

    To date, our revenues have been principally derived from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. One customer for the three months ended July 31, 2001 accounted for 18.4% of our revenues. There were no other customers in that period which accounted for more than 10% of revenues. For the three months ended July 31, 2000, four customers accounted for 10.6%, 17.5%, 21.3% and 11.0% of net revenues. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

    We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test and monitoring systems is usually considerably shorter. Historically, substantially all of our sales have been made to customers in North America.

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

    Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California, El Monte, California, Princeton, New Jersey and Ipoh, Malaysia. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers.

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

    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $15.4 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of four companies acquired during fiscal 2001 and one company in the quarter ended July 31, 2001, we recorded $21.2 million in deferred stock compensation in fiscal 2001 and $2.4 million in deferred stock compensation in the first quarter of fiscal 2002, representing the difference between the fair market value of our common stock and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. We amortized deferred stock compensation of $428,000 in fiscal 1999, $5.5 million in fiscal 2000, $13.5 million in fiscal 2001, and $4.1 million during the first quarter of fiscal 2002. Excluding any future acquisitions that are completed after the end of this fiscal quarter, we expect to record additional amortization expense relating to deferred stock compensation approximately as follows: $8.0 million during the remainder of fiscal 2002, $5.0 million during fiscal 2003, $2.0 million during fiscal 2004 and $367,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended July 31,
	2001	2000
	%	%
Revenues	100.0	100.0
Cost of revenues	161.2	60.5
Amortization of acquired developed technology	19.8	—

Gross profit (loss)	(81.0)	39.5
Operating expenses:
Research and development	36.2	15.9
Sales and marketing	14.3	9.2
General and administrative	16.4	5.1
Amortization of deferred stock compensation	11.9	6.2
Acquired in-process research and development	7.9	—
Amortization of goodwill and other purchased intangibles	90.1	—
Other acquisition costs	5.4	—

Total operating expenses	182.2	36.4

Income (loss) from operations	(263.2)	3.1
Interest income, net	3.8	16.3
Other income (expense), net	1.4	(0.1)

Income (loss) before income taxes	(258.0)	19.3
Provision for income taxes	(55.5)	7.5

Net income (loss)	(202.5)	11.8

    Revenues.  Revenues increased 26% from $27.2 million in the quarter ended July 31, 2000 to $34.2 million in the quarter ended July 31, 2001. This reflects a 15% increase in sales of optical components and subsystems from $22.0 million in the quarter ended July 31, 2000 to $25.4 million in the quarter ended July 31, 2001 and a 71% increase in sales of network test and monitoring systems from $5.2 million in the quarter ended July 31, 2000 to $8.9 million in the quarter ended July 31, 2001. Of the $3.3 million increase in sales of optical subsystems, $3.9 million is related to the acquisitions of Sensors and Demeter which was more than offset by a decrease in the sales of other optical subsystem products. Of the $3.7 million increase in sales of network test and monitoring systems, 100% or $3.7 million is related to the acquisitions of Medusa and Shomiti.

    Sales of optical components and subsystems represented 74.1% and 81.0%, respectively, of total revenues in the quarters ended July 31, 2001, and July 31, 2000. Sales of network test and monitoring systems represented 25.9% and 19.0%, respectively, of total revenues in the same periods.

    Gross Profit.  Gross profit decreased from $10.7 million in the quarter ended July 31, 2000 to a loss of $27.7 million in the quarter ended July 31, 2001. As a percentage of revenues, gross profit decreased from 39.5% in the quarter ended July 31, 2000, to a loss of 81% in the quarter ended July 31, 2001. The lower gross margin reflects an evaluation of the Company's inventory position principally with respect to the slow down in orders for its optical components and subsystems for which the Company recorded a charge of $29.2 million for excess or obsolescent inventories. The lower gross margin further reflects a charge of $6.8 million for amortization of acquired developed technology related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. Also contributing to lower gross margins during the quarter were startup costs associated with ramping production at the Company's manufacturing facility in Malaysia.

    Due to the sudden and significant decrease in demand for our products in the first quarter of fiscal 2002 and transition to new products, inventory levels exceeded our requirements based on current 12-month sales forecasts. The excess inventory charge described above was calculated based on the inventory levels in excess of 12-month demand for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date based on our current 12-month demand forecast.

    Research and Development Expenses.  Excluding non-cash charges for the purchase of in-process research and development associated with the acquisition of Transwave Fiber, research and development expenses increased 187% from $4.3 million in the quarter ended July 31, 2000 to $12.4 million in the quarter ended July 31, 2001. This increase was primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs, as well as additional costs due to including the operations of Sensors Unlimited, Demeter Technologies, Shomiti Systems, and Transwave Fiber. Research and development expenses as a percentage of revenues increased from 15.9% in the quarter ended July 31, 2000 to 36.2% in the quarter ended July 31, 2001.

    Sales and Marketing Expenses.  Sales and marketing expenses increased 96% from $2.5 million in the quarter ended July 31, 2000 to $4.9 million in the quarter ended July 31, 2001. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales, increases in the number of direct sales and marketing personnel and the additional expenses associated with including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber. Sales and marketing expenses as a percent of revenues increased from 9.2% in the quarter ended July 31, 2000 to 14.3% in the quarter ended July 31, 2001.

    General and Administrative Expenses.  General and administrative expenses increased 305% from $1.4 million in the quarter ended July 31, 2000 to $5.6 million in the quarter ended July 31, 2001. The increase was primarily related to higher compensation expense resulting from higher manpower levels, increased expenses for professional services, primarily legal and accounting services, a charge of $1.1 million for doubtful accounts and from including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber. The charge for doubtful accounts was determined based on the age of accounts and was unrelated to any specific bad debt exposure. General and administrative expenses increased as a percent of revenues from 5.1% in the quarter ended July 31, 2000 to 16.4% in the quarter ended July 31, 2001.

    Amortization of Deferred Stock Compensation.  The amortization of deferred stock compensation totalled $4.1 million in the quarter ended July 31, 2001, compared to $1.7 million for the quarter ended

July 31, 2000, a 139% increase. This is comprised of $305,000 related to amortization of deferred stock options associated with the acquisition of Transwave Fiber in the most recent quarter, $874,000 related to the issuance of stock options prior to the Company's initial public offering in November 1999 and $2.9 million related to the amortization of deferred stock compensation associated with the acquisition of Sensors Unlimited, Demeter Technologies, Medusa Technologies and Shomiti Systems during fiscal year 2001. A discussion of these amortization charges going forward is discussed in Note 6 to the financial statements.

    Acquired In-Process Research and Development.  A non-cash charge totaling $2.7 million was recognized in the quarter ended July 31, 2001 for the purchase of in-process research and development at Transwave Fiber. This charge represents that portion of the total purchase consideration for Transwave Fiber associated with new products currently in development.

    Amortization of Goodwill and Other Purchased Intangibles.  In conjunction with the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems, and Transwave Fiber, the Company recorded a total of approximately $745.2 million in goodwill and intangible assets which are to be amortized over the next three to five years. The amount of $30.8 million recorded during the quarter ended July 31, 2001, represents a full quarter of amortization.

    Other Acquisition Costs.  Other acquisition costs for the quarter ended July 31, 2001 totaling $1.8 million is primarily related to a charge of $1.7 million for costs incurred prior to the termination of discussions related to the acquisition of Marlow Industries during the quarter.

    Interest Income, Net.  Interest income, net of interest expense, of $1.3 million in the quarter ended July 31, 2001, compares to net interest income of $4.4 million in the quarter ended July 31, 2000, a decrease of $3.1 million or 71%. The decrease in interest income was the result of a decrease in cash balances available for investment as a result of increased cash outlays associated with acquisitions; minority investments; plant, property, equipment and improvements; and working capital requirements during the last twelve months.

    Provision for Income Taxes.  The provision for income taxes decreased from $2.0 million in the quarter ended July 31, 2000 to a benefit of $19.0 million in quarter ended July 31, 2001. Excluding the nondeductible charges for the amortization of deferred compensation, and all other merger related costs including acquired developed technology, in-process research and development, the amortization of intangible assets, and the merger-related deferred tax benefit, the effective tax rate was 29.3% in the quarter ended July 31, 2000 and 36.0% in the quarter ended July 31, 2001.

    The change in the effective rate from the three months ended July 31, 2000 to the three months ended July 31, 2001 reflects in part the change in the nontaxable nature of a portion of interest income earned. The effective tax rate differs from the statutory rate primarily due to state taxes offset by research and development credits and projected benefits from a foreign sales corporation. See Note 8 to our financial statements included in our Form 10-K for the fiscal year ended April 30, 2001.

    We have established a valuation allowance for a portion of the gross deferred tax assets. The valuation allowance at July 31, 2001 reduces net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance when realized will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

Liquidity and Capital Resources

    From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $150.6 million from the initial public offering of our common stock, and in April 2000 we received $191.1 million from an additional public offering.

    As of July 31, 2001, our principal sources of liquidity were $119.8 million in cash, cash equivalents and short-term investments, and $6.5 million available under a revolving loan facility that matures October 31, 2003. Borrowings under the facility are collateralized by substantially all of our assets and bear interest at our election at the time of borrowing at either the London Interbank Offering Rate or the bank's prime rate. There were no borrowings under this facility as of July 31, 2001, and this facility was terminated on September 7, 2001.

    Net cash provided by operating activities totaled $2.2 million in the three month period ended July 31, 2001, was primarily the result of a decrease in working capital offset in part by a loss from operations. Net cash used in operating activities totaled $4.8 million in the quarter ended July 31, 2000, was primarily a result of an increase in revenues and net income which was more than offset by an increase in assets and liabilities for working capital purposes.

    Net cash used in investing activities totaled $15.4 million in the three month period ended July 31, 2001, and consisted primarily of the purchase of property and equipment totaling $23.6 million and acquisitions, net of cash acquired, of $1.5 million offset by $9.7 million of net proceeds from sale of short term investments. Net cash used in investing activities of $65.1 million in the quarter ended July 31, 2000, consisted primarily of short term investments totaling $62.2 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during the quarter ended July 31, 2000 consisted primarily of purchases of equipment and leasehold improvements totaling $2.9 million.

    Net cash provided by financing activities totaled $1.9 million in the three month period ended July 31, 2001, and consisted primarily of net proceeds from the exercise of employee stock options, net of loans and repurchase of unvested shares. Net cash provided by financing activities in the quarter ended July 31, 2000 reflected net proceeds to us of $1.7 million from the exercise of employee stock options, net of loans and repurchase of unvested shares.

    We believe that our existing balances of cash, cash equivalents and short-term investments and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

Effect of New Accounting Statements

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Finisar adopted SFAS 133 in the quarter ended July 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar currently holds no derivative financial instruments as defined by SFAS 133 and does not currently engage in hedging activities, adoption of SFAS 133 did not have a material effect on Finisar's financial condition or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be May 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

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

    The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $1.3 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $1.2 million impact on the value of these securities as of July 31, 2001.

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

    We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Beginning in the last quarter of fiscal 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers. As a result, our revenues declined on a sequential basis during the quarters ended April 30, 2001 and July 31, 2001 in comparison to the previous quarter.

    Due to these fluctuations, it is likely that in some future quarters our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Our success is dependent on the continued development of the emerging high-speed LAN, SAN and MAN markets.

    Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. In particular over the last six months the general economic slowdown has resulted in a slower build out of LANs, SANs and MANs which has hurt our sales. If the markets for high-speed LANs, SANs or MANs fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

    A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to our top three customers represented approximately 54% of total revenues in fiscal 1999, 55% in fiscal 2000 and 48% in fiscal 2001. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

    The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a writedown in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

    The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies AG, International Business Machines Corporation, Luminent Inc., Molex Premise Networks, Optical Communications Products, Inc., Picolight Inc. and Stratos Lightwave Inc. (formerly Methode Electronics). For network test and monitoring systems, we compete primarily with Ancot Corporation,

I-Tech Corporation, Xyratex International and Network Associates Inc. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

    Our gross profit margins vary among our product families, and our gross margins are generally higher on our network test and monitoring systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a significant growth in sales of optical subsystem products in fiscal 2001, including sales of new products to a number of new customers, we have experienced a sustained product shift toward a greater percentage of optical subsystem products resulting in a decline in overall gross margins.

We are subject to pending legal proceedings.

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode subsequently amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has made a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic products that are in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which are related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard were dismissed in May 2001 pursuant to a settlement agreement between Hewlett-Packard, Methode and Stratos Lightwave.

    We believe that we have strong defenses against Methode's lawsuits, and we have filed counterclaims against Methode and Stratos Lightwave. Portions of our counterclaims in the first lawsuit, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims. Our federal and state antitrust claims against Methode and Stratos in the second lawsuit were dismissed on procedural grounds in July 2001; we intend to re-file those claims based on the court's guidance.

    We intend to defend Methode's lawsuits and pursue our counterclaims vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the Methode litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The Methode litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and could be enjoined from selling those of our products found to infringe Methode's patents unless and until we are able to negotiate a license from Methode. In the event that we obtain a license from Methode, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed. For a more complete discussion of this litigation matter, please refer to "Part II Item 1.—Legal Proceedings."

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

If we cannot successfully transfer our manufacturing processes to our new facility in Malaysia, we could lose sales and increase our cost of goods

    We have recently shifted a substantial portion of our manufacturing requirements to our new facility in Malaysia. The transfer of these manufacturing processes represents a significant fixed cost. We have limited experience manufacturing our products. In addition, it may be difficult to control the manufacturing processes in a facility located outside of the United States. As a result, we may experience difficulty in implementing our manufacturing processes in this new facility, which could lead to an increase in our cost of goods and production delays. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks

    In addition to our facility in Malaysia, three of the four contract manufacturers we rely on are located outside of the United States. Each of these facilities and manufacturers subjects us to the following additional risks associated with international manufacturing:

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

    We currently derive substantially all of our revenue from sales of our optical components and subsystems and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical components and subsystems or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

    We have experienced a period of sustained growth, which has placed a significant strain on our resources. Unless we manage our growth effectively, we may make mistakes in operating our business, such as inaccurate sales forecasting, material planning and reporting, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations significantly. This expansion will continue to place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our business could be significantly harmed.

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

    The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a series of related patent infringement lawsuits. For a more detailed discussion of these lawsuits, please refer to "Part II Item 1—Legal Proceedings." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

If we are unable to expand our direct sales operation and reseller distribution channels or successfully manage our expanded sales organization, our ability to increase our revenues will be harmed.

    Historically, we have relied primarily on a limited direct sales organization, supported by third party manufacturers' representatives, to sell our products domestically and on indirect distribution channels to sell our products internationally. Our distribution strategy focuses primarily on developing and expanding our direct sales organization in North America and our indirect distribution channels internationally. We may not be able to successfully expand our direct sales organization and the cost of any expansion may exceed the revenue generated. To the extent that we are successful in expanding our direct sales organization, we cannot assure you that we will be able to compete successfully against the significantly larger and well-funded sales and marketing operations of many of our current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or domestic manufacturers' representatives, or if these resellers or representatives are not successful in their sales or marketing efforts, sales of our products may decrease and our business would be significantly harmed. We have granted exclusive rights to substantially all of our resellers to sell our products and to our representatives to market our products in their specified territories. Our resellers and representatives may not market our products effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. Our inability to effectively manage the expansion of our domestic sales and support staff or maintain existing or establish new relationships with domestic manufacturer representatives and international resellers would harm our business.

Recent and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

    In October 2000, we completed the acquisition of Sensors Unlimited. In November 2000, we completed the acquisition of Demeter Technologies. In March 2001, we completed the acquisitions of Medusa Technologies and Shomiti Systems. In May 2001, we completed the acquisition of Transwave Fiber. We expect to continue to review opportunities to buy other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We issued stock to acquire Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber and we are obligated to issue additional shares in connection with the acquisitions of Sensors Unlimited and Transwave Fiber upon the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders' percentage ownership. Other risks associated with acquiring the operations of other companies include:

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

    As of August 31, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 62.5 million shares or 32% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Our headquarters and a portion of our manufacturing operations are located in California where natural disasters may occur.

    Currently, our corporate headquarters and a portion of our manufacturing operations are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and our manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Our stock price has been and may continue to be volatile and you may be unable to resell your shares at or above your purchase price.

    The trading price of our common stock has been and may continue to be subject to large fluctuations. The stock market, in general, and the Nasdaq National Market and stocks of technology companies in particular, have experienced extreme price and volume fluctuations. This volatility is often unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. This litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources, which would significantly harm our business.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. In July 1999, we and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted our motion and the case is now pending in the Northern District of California. Methode subsequently amended its complaint to add Agilent Technologies, Inc. as a party, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has filed a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to a different aspect of the same optoelectronic patents that are in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which are related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard and Agilent Technologies were dismissed in May 2001 pursuant to a settlement agreement between those companies and Methode and Stratos Lightwave.

    Based on consultation with our counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has rejected all of the claims asserted by Methode in one of the patents in a reexamination proceeding. That determination has been appealed by Methode. We also believe, based on consultation with our counsel, that the breach of contract claim included in the amended complaint is without merit and that, in any event, the amended complaint overstates the amount of damages that Methode could have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuit. In addition, we have filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all seven patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. We have also asserted federal and state antitrust claims against Methode and Stratos Lightwave for restraint of trade, conspiracy to monopolize and attempted monopolization. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims. Our federal and state antitrust claims against Methode and Stratos in the second lawsuit were dismissed on procedural grounds following a hearing in July 2001; we intend to re-file those claims based on the court's guidance. A settlement conference in the first and second lawsuits is scheduled for the fall of 2001.

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

Item 2. Changes in Securities and Use of Proceeds.

    In February 2000, we filed a Certificate of Designation of Preferences and Rights of the Series A Preferred Stock with the Secretary of State of Delaware to designate 4,500,000 shares of our authorized preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock was automatically convertible into three shares of our common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of our common stock to not less than the number of shares sufficient to allow the conversion of each share of Series A Preferred Stock. Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock would have the same rights as a holder of the number of shares of our common stock into which the share of Series A Preferred Stock was convertible with respect to voting, the receipt of dividends and the receipt of distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti Systems, Inc. and Transwave Fiber, Inc. described elsewhere in this report. Our outstanding Series A Preferred Stock automatically converted into common stock in June 2001 following stockholder approval of an increase in our authorized common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

    At the annual meeting of our stockholders held on June 19, 2001, the following matters were considered and voted upon:

    The first matter related to the election of three Class I directors, Roger C. Ferguson, Larry D. Mitchell and Gregory H. Olsen, to serve for a three-year term expiring at the 2003 annual meeting of stockholders and until their successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Roger C. Ferguson	145,175,704	179,372
Larry D. Mitchell	145,182,051	173,025
Gregory H. Olsen	138,343,038	7,012,038

    The second matter related to approval and ratification of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000. The votes cast for and against this proposal were 142,369,195 and 2,938,867, respectively, with 47,014 votes abstaining.

    The third matter related to the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2001. The votes cast for and against this proposal were 145,190,786 and 132,144, respectively, with 32,146 votes abstaining.

    Based on these voting results, each of the directors nominated was elected and the second and third matters were approved.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits.

      None

  b.
  Reports on Form 8-K

  1.
  Regarding acquisition of Transwave Fiber, Inc., filed on May 16, 2001.

  2.
  Regarding termination of negotiations of proposed acquisition of Marlow Industries, Inc., filed on June 27, 2001.

  3.
  Regarding proposed offering of $200 million of convertible subordinated notes due 2008 in a private placement, filed on September 11, 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 12, 2001	FINISAR CORPORATION
	By:	/s/ JERRY S. RAWLS Jerry S. Rawls President and Chief Executive Officer
	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Vice President, Finance and Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES