Form 10-Q
period 2001-10-31
FINISAR CORP
filed 2001-12-12
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

FINISAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	000-27999	94-3038428
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)
1308 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)		94089 (Zip Code)

Registrant's telephone number, including area code: 408-548-1000

Common Stock, $.001 par value
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    At November 30, 2001 there were 196,041,804 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31, 2001	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,062	$42,146
Short-term investments	73,736	103,965
Restricted investments	6,469	—
Accounts receivable, trade (net)	27,897	36,876
Accounts receivable, other	11,452	16,540
Inventories	53,916	62,618
Income tax receivable	5,340	4,795
Prepaid expenses	2,384	6,221
Deferred income taxes	18,366	18,629

Total current assets	315,622	291,790

Property, plant, equipment and improvements, net	111,162	79,268
Restricted investments, long-term	12,404	—
Purchased intangibles including goodwill	633,879	629,579
Other assets	38,394	29,358

Total assets	$1,111,461	$1,029,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,627	$14,484
Accrued compensation	4,440	7,704
Other accrued liabilities	19,297	10,411
Non-cancelable purchase commitments	9,588	9,533
Capital lease obligations	396	658

Total current liabilities	59,348	42,790
Long-term liabilities:
Deferred income taxes	24,693	43,363
Convertible notes, net of discount of $38,104	86,896	—
Other long-term liabilities	917	1,991

Total long-term liabilities	112,506	45,354
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issuable in series: no shares designated, issued or outstanding at October 31, 2001; Series A, 4,500,000 shares designated, 1,120,984 shares issued and outstanding at April 30, 2001,	—	1
Common stock, $0.001 par value, 500,000,000 shares authorized at October 31, 2001, and 200,000,000 shares authorized at April 30, 2001: 188,619,704 shares issued and outstanding at October 31, 2001 and 179,163,306 shares issued and outstanding at April 30, 2001	189	179
Additional paid-in capital	1,181,891	1,064,294
Notes receivable from stockholders	(1,701)	(2,045)
Deferred stock compensation	(11,664)	(17,079)
Accumulated other comprehensive income	432	1,380
Accumulated deficit	(229,540)	(104,879)

Total stockholders' equity	939,607	941,851

Total liabilities and stockholders' equity	$1,111,461	$1,029,995

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Revenues	$35,129	$44,528	$69,344	$71,740
Cost of revenues	26,709	26,028	81,863	42,499
Amortization of acquired developed technology	6,780	916	13,560	916

Gross profit (loss)	1,640	17,584	(26,079)	28,325
Operating expenses:
Research and development	13,577	6,320	25,955	10,634
Sales and marketing	5,663	3,693	10,568	6,200
General and administrative	3,759	1,722	9,374	3,107
Amortization of deferred stock compensation	3,122	1,183	7,191	2,882
Acquired in-process research and development	—	23,027	2,696	23,027
Amortization of goodwill and other purchased intangibles	31,397	5,002	62,219	5,002
Other acquisition costs	259	554	2,098	554

Total operating expenses	57,777	41,501	120,101	51,406

Loss from operations	(56,137)	(23,917)	(146,180)	(23,081)
Interest income, net	802	4,055	2,096	8,500
Other income (expense), net	(4,784)	(21)	(4,322)	(43)

Loss before income taxes	(60,119)	(19,883)	(148,406)	(14,624)
Provision for income taxes	(4,745)	2,601	(23,745)	4,637

Net loss	$(55,374)	$(22,484)	$(124,661)	$(19,261)

Basic and diluted net loss per share	$(0.31)	$(0.15)	$(0.70)	$(0.13)

Shares used in computing net loss per share:
Basic and diluted	179,790	154,313	177,338	152,115

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended October 31,
	2001	2000
Operating activities:
Net loss	$(124,661)	$(19,261)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,002	1,592
Amortization of deferred stock compensation	7,191	2,882
Acquired in-process research and development	2,696	23,027
Amortization of goodwill and other purchased intangibles	62,219	5,002
Tax benefit on employee stock options	—	2,645
Amortization of acquired developed technology	13,560	916
Realized loss on other-than-temporary decline in fair value of investment in marketable securities	13,012	—
Gain on sale of product line	(7,745)	—
Equity in losses of minority investment	113	—
Changes in operating assets and liabilities:
Accounts receivable	9,154	(12,465)
Inventories	8,916	(18,473)
Other assets	4,115	(6,228)
Deferred income taxes	(23,277)	—
Accounts payable	20,546	8,641
Accrued compensation	(3,264)	1,111
Current income taxes	(545)	(122)
Other accrued liabilities	(1,741)	2,476

Net cash used in operating activities	(15,709)	(8,257)
Investing activities:
Purchases of property, plant, equipment and improvements	(34,892)	(8,616)
Sales/(purchases) of short-term investments	15,616	(43,475)
Purchase of restricted securities	(18,873)	—
Purchase of minority investments	(5,039)	(11,282)
Acquisition of subsidiaries, net of cash assumed	(1,539)	(25,685)
Proceeds from sale of product line	12,750	—

Net cash used in investing activities	(31,977)	(89,058)
Financing activities:
Payments on capital lease obligations	(141)	—
Change in other long-term liabilities	(1,467)	(531)
Payment received on stockholder note receivable	344	—
Proceeds of convertible debt offering net of issuance costs	120,882	—
Proceeds from exercise of stock options and stock purchase plan, and repurchase of unvested shares	1,984	2,524

Net cash provided by financing activities	121,602	1,993

Net increase (decrease) in cash and cash equivalents	73,916	(95,322)
Cash and cash equivalents at beginning of period	42,146	171,194

Cash and cash equivalents at end of period	$116,062	$75,872

Supplemental disclosure of cash flow information:
Cash paid for interest	$318	$20
Cash paid for taxes	$—	$4,070
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for notes receivable	$—	$151
Issuance of common stock and assumption of options in acquisitions	$—	$330,017
Issuance of common stock on achievement of milestones	$27,723	$—
Beneficial conversion feature related to convertible debt	$38,269	$—
Issuance of Series A preferred stock and assumption of options in acquisition.	$49,646	$—
Deferred stock compensation from acquisition	$2,350	$—

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Summary of Significant Accounting Policies

Description of Business

    Finisar is a leading provider of fiber optic subsystems and network test and monitoring systems that enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Finisar is focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Finisar's line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. Finisar also provides network performance test and monitoring systems that assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. Finisar sells its fiber optic subsystems primarily to leading networking and storage equipment manufacturers and sells its network test and monitoring systems to both networking and storage equipment manufacturers as well as end users.

Interim Financial Information and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements as of October 31, 2001, and for the three and six month periods ended October 31, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at October 31, 2001 and the operating results for the three and six month periods ended October 31, 2001 and 2000, and cash flows for the six months ended October 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the fiscal year ended April 30, 2001.

    The balance sheet at April 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Fiscal Periods

    The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000 and January 28, 2001, respectively, and the first three quarters of fiscal 2002 end on July 29, 2001, October 28, 2001 and January 27, 2002, respectively.

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

Segment Reporting

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that it operates in two segments consisting of optical components and subsystems, and network test and monitoring systems.

Concentrations of Credit Risk

    Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from one customer represented 16.5% of the total balance at April 30, 2001 and two customers represented 19.5% and 14.1% of the total balance at October 31, 2001. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

    Finisar sells products primarily to customers located in North America. During the six months ended October 31, 2000, revenues from three customers represented 19.8%, 17.8% and 11.3% of net revenues. During the six months ended October 31, 2001, revenues from two customers represented 12.6% and 10.1% of net revenues. No other customer accounted for more than 10% of revenues.

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

Investments

  Short-Term Investments

    Short-term investments consist of interest bearing securities with maturities greater than three months and an equity security. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At October 31, 2001, the Company's marketable investment securities consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through October, 2004, and an equity security. The difference between market value and amortized cost of these securities at October 31, 2001 was a loss of approximately $675,000 or approximately $432,000 on an after-tax basis, and at April 30, 2001 was a gain of approximately $2,276,000 or approximately $1,380,000 on an after tax basis.

  Restricted Investments

    The restricted investments consist of interest bearing securities with maturities greater than three months and held in escrow under the terms of the Company's convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity. Held-to-maturity investments are stated at amortized cost.

  Other

    The Company uses the cost method of accounting for investments in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds greater than 20% or for entities in which the Company does have the ability to exercise significant influence, the Company uses the equity method.

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

Goodwill and other intangible assets

    Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. As of October 31, 2001, goodwill and other intangible assets were being amortized over periods ranging from three to five years. As of October 31, 2001, the accumulated amortization of acquired goodwill and other intangible assets totaled $143.3 million.

Accounting for the impairment of long-lived assets

    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "("FAS 121"), the Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, plant, equipment and improvements and assigned intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired.

Stock-Based Compensation

    Stock based awards to employees are accounted for under the intrinsic method. Accordingly, deferred stock compensation is recognized for the difference between the option price or at the date of grant and the fair value of the Company's common shares at that date when the option price or share purchase right exercise price is less than the fair value of the common shares. Such deferred stock compensation is amortized over the vesting period, generally five years.

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

Comprehensive Income

    Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities in the six months ended October 31, 2001 was $1,601,000 or $948,000 on an after-tax basis and in the six months ended October31, 2000 was $612,622 or $344,049 on an after tax basis.

Effect of New Accounting Standards

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Finisar adopted SFAS 133 in the quarter ended July 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar did not hold derivative financial instruments as defined by SFAS 133 and did not engage in hedging activities, the adoption of SFAS 133 did not have a material effect on Finisar's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be May 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial statements.

2.  Net Loss Per Share

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31		Six Months Ended October 31
	2001	2000	2001	2000
Numerator:
Net loss	$(55,374)	$(22,484)	$(124,661)	$(19,261)

Denominator for basic and diluted net loss per share:
Weighted-average shares outstanding — total	192,355	166,109	190,314	163,031
Weighted-average shares outstanding — subject to repurchase	(5,847)	(8,741)	(6,258)	(9,405)
Weighted-average shares outstanding — performance stock	(6,718)	(3,055)	(6,718)	(1,511)

Denominator for basic and diluted net loss per share	179,790	154,313	177,338	152,115

Basic and diluted net loss per share	$(0.31)	$(0.15)	$(0.70)	$(0.13)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	5,985	6,171	6,533	5,707
Stock subject to repurchase	5,847	8,741	6,258	9,405
Warrants	15	—	15	—
Series A preferred stock	—	—	1,387	—

	11,847	14,912	14,193	15,112

3.  Inventories

    Inventories consist of the following (in thousands):

	October 31, 2001	April 30, 2001
Raw materials	$26,096	$41,592
Work-in-process	19,960	15,840
Finished goods	7,860	5,186

	$53,916	$62,618

    During the six month period ended October 31, 2001, the Company recognized an inventory charge of $29.2 million for excess and obsolete inventory.

4.  Property, Plant, Equipment and Improvements

    Property, equipment and improvements consist of the following (in thousands):

	October 31, 2001	April 30, 2001
Land	$18,780	$18,780
Buildings	21,178	13,986
Computer equipment	15,677	9,558
Office equipment, furniture and fixtures	3,013	2,645
Machinery and equipment	48,189	36,469
Leasehold improvements	6,783	4,042
Construction in progress	7,639	—

	121,259	85,480
Accumulated depreciation and amortization	(10,097)	(6,212)

Property plant, equipment and improvements, net	$111,162	$79,268

5.  Income Taxes

    Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6.  Deferred Stock Compensation

    In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $15.4 million prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and the six months ended October 31, 2001, the Company recorded additional deferred compensation of $21.2 million and $2.4 million, respectively, related to the assumptions of stock options associated with companies acquired during the respective periods, less option cancellations for terminated employees, of $575,000. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the three to five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees and assumptions of stock options associated with companies acquired through October 31,

2001. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation have been recorded are forfeited (in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal quarter ended July 31, 2001 (unaudited)	2,350	4,068
Fiscal quarter ended October 31, 2001 (unaudited)	(575)	2,546
Fiscal quarter ending January 31, 2002 (unaudited)	—	2,629
Fiscal quarter ending April 30, 2002 (unaudited)	—	2,242
Fiscal year ending April 30, 2003 (unaudited)	—	5,007
Fiscal year ending April 30, 2004 (unaudited)	—	1,995
Fiscal year ending April 30, 2005 (unaudited)	—	367

Total	$38,354	$38,354

7.  Acquisition

    On November 21, 2000 Finisar and Transwave Fiber, Inc. entered into an Agreement and Plan of Reorganization pursuant to which Finisar acquired Transwave Fiber and accounted for the acquisition under the purchase method of accounting. On February 14, 2001 the agreement was amended to provide for the issuance of convertible Series A preferred stock, which would be automatically converted into common stock on a three-for-one basis upon the approval of additional authorized common shares by the stockholders of Finisar. The agreement was further amended on March 19, 2001. The transaction closed on May 3, 2001, and the accompanying consolidated condensed financial statements include the results of operations of Transwave Fiber subsequent to May 1, 2001, the date Finisar designated as the acquisition date for accounting purposes. Transwave Fiber has operations in Northern California and Shanghai, China. Transwave Fiber was founded in February 2000 and is focused on the development of a line of passive optical components for data communications and telecommunications applications.

    Pursuant to the reorganization agreement, Finisar issued 870,303 shares of its convertible Series A preferred stock (converted into 2,610,909 shares of common stock) in exchange for the outstanding shares of Transwave common and preferred stock. In addition, Finisar assumed options to purchase Transwave Fiber common stock and reserved 176,029 shares of Finisar convertible Series A preferred stock for issuance upon the exercise of the assumed options. The assumed options generally vest to the extent of 20% of the total number of shares subject to the option at the closing of the merger, with the remainder vesting in 4 equal annual installments, subject to the optionholder's continued service with Finisar or a subsidiary.

    At the closing of the transaction, certificates representing 580,172 shares of Finisar convertible Series A preferred stock were issued to the former stockholders of Transwave Fiber (the "Initial Consideration") and certificates representing 290,131 shares of convertible Series A preferred stock, or approximately one-third of the shares issued pursuant to the transaction, were deposited into escrow (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of the closing date subject to the achievement of certain financial, development and personnel milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. Further, a portion of the escrowed shares will be subject to claims for indemnification by Finisar under the agreement and the procedures specified in the escrow agreement. Those shares will remain in escrow until all pending claims for indemnification have been resolved.

    Only the Initial Consideration has been recorded for accounting purposes since the payment of the Deferred Consideration is contingent upon future events that are not assured of occurring beyond a reasonable doubt. The Deferred Consideration, if any, will be recorded as additional purchase cost at the then current market price of the common stock when the milestones are attained. Accordingly, Finisar's initial cost to acquire Transwave Fiber is calculated to be $50.1 million using a Finisar common stock price of $21.74, which is the average of the closing market prices of Finisar's common stock for a period from three days before through three days after February 14, 2001, the day the transaction was amended. The fair value of the assumed stock options of $11.8 million, as well as estimated direct transaction expenses of $0.5 million, has been included as a part of the total purchase cost. Transwave currently operates as a wholly-owned subsidiary of Finisar.

    The cost to acquire Transwave Fiber has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The fair value of the acquired assets and liabilities is based upon an independent valuation.

    The estimated total initial purchase cost of Transwave Fiber is as follows (in thousands):

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

    An independent valuation specialist performed a preliminary allocation of the total purchase price of Transwave Fiber to its individual assets. The purchase price was allocated to Transwave's tangible assets, specific intangible assets such as assembled workforce, customer base and developed technology and to in-process research and development.

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

    The acquired assembled workforce is comprised of all the skilled employees of Transwave Fiber and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar will amortize the value assigned to the assembled workforce of approximately $0.9 million on a straight-line basis over an average estimated useful life of three years.

    The acquired customer base is based on historical costs incurred and is comprised of Transwave Fiber management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar will amortize the value assigned to customer relationships of approximately $0.1 million on a straight-line basis over an average estimated useful life of three years.

    Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Transwave Fiber's employees. The $2.4 million of deferred compensation will be amortized over the remaining vesting period of approximately four years.

    Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, will be amortized on a straight-line basis over its estimated remaining useful life of five years.

    In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, Finisar recognized an expense of $2.7 million during the six months ended July 31, 2001 in conjunction with the acquisition.

8.  Acquisition of Manufacturing Facility in Malaysia

    On May 10, 2001, the Company purchased a manufacturing facility in Malaysia, for a cash payment of $10 million of which $2 million was for processing equipment and $8 million was for a building consisting of approximately 700,000 square feet of space, 200,000 of which is suitable for cleanroom operations.

9.  Increase in Authorized Common Stock

    On June 19, 2001, the shareholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Accordingly, the Series A preferred stock issued in the acquisitions of Shomiti Systems and Transwave Fiber were converted into shares of common stock on a 3 for 1 basis and options to purchase Series A preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into options to purchase common stock on the same basis.

10. Segments and Geographic Information

    The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. Due to the acquisition of a number of companies, the Company changed the structure of its internal organization based on the type of customer, product application and manner in which products are marketed. Based on this new structure, the Company views its business as having two principal operating segments consisting of optical components and subsystems and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for SANs and LANs, multiplexers, demultiplexers and optical add/drop modules for use in MAN applications, and digital return path products for cable television (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for Fibre Channel, Gigabit Ethernet and Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

    During the three and six months ended October 31, 2001, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

    Information about reportable segments sales, operating income (loss) and geographic coverage are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
Revenues:
Optical components and subsystems	$25,249	$37,325	$50,605	$59,363
Network test and monitoring systems	9,880	7,203	18,739	12,377

Total revenues	35,129	44,528	69,344	71,740
Operating income (loss):
Optical components and subsystems	(13,568)	5,425	(55,478)	6,781
Network test and monitoring systems	(1,011)	1,340	(2,938)	2,519

Operating income (loss)	(14,579)	6,765	(58,416)	9,300
Unallocated amounts:
Amortization of acquired developed technology	(6,780)	(916)	(13,560)	(916)
Amortization of deferred stock compensation	(3,122)	(1,183)	(7,191)	(2,882)
Acquired in-process research and development	—	(23,027)	(2,696)	(23,027)
Amortization of goodwill and other purchased intangibles	(31,397)	(5,002)	(62,219)	(5,002)
Other acquisition costs	(259)	(554)	(2,098)	(554)
Interest income, net	802	4,055	2,096	8,500
Other income (expense), net	(4,784)	(21)	(4,322)	(43)

Income (loss) before income tax	$(60,119)	$(19,883)	$(148,406)	$(14,624)

Revenue by region (thousands):
United States	$28,950	$38,188	$55,826	$61,331
Canada	978	4,555	1,723	7,432
Rest of the World	5,201	1,785	11,795	2,977

Total	$35,129	$44,528	$69,344	$71,740

    Revenues generated in the U.S. and Canada (collectively, North America) are all derived from sales to customers located in those geographic regions.

11. Sale of Convertible Subordinated Notes

    On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the Notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15, beginning on April 15, 2002. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.037 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. The Company has purchased and pledged to the collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time on or after October 15, 2004 up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest. Upon a change in control, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash the Company may, at its option, pay it in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued. The notes have been issued in fully registered form. The notes are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants. The Company has agreed to use its best efforts keep a shelf registration statement covering the notes and the common stock issuable upon conversion of the stock effective until two years after the latest date on which the Company issues notes in this offering (or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. The notes are eligible for trading in the PORTAL market.

12. Subsequent Event

    A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, the Company's President and Chief Executive Officer, Frank H. Levinson, the Company's Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company's Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and secondary offering in April 2000. The complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the initial public offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. The Company is aware that similar allegations have been made in lawsuits relating to more than 250 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin and the defendants' time to respond to the complaints has been stayed pending a plan for further coordination. The Company believes that the allegations against the Company and its officers and directors are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

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

    We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $150.6 million from the initial public offering of shares of our common stock, and in April 2000 we received $191.1 million from an additional public offering of shares of our common stock. In October 2001 we received $102.0 million, net of offering costs and restricted investments, from the sale of convertible subordinated notes.

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

    To date, our revenues have been principally derived from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Two customers accounted for 12.6% and 10.1% of our revenues for the six months ended October 31, 2001. For the six months ended October 31, 2000, three customers accounted for 19.8%, 17.8% and 11.3% of net revenues. No other customers accounted for more than 10% of revenues in either period. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

    Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations, however we are transitioning assembly operations to our own facility in Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California, El Monte, California, Princeton, New Jersey and Ipoh, Malaysia. Accordingly, a significant portion of our cost of revenues consists of payments to our contract manufacturers.

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

    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $15.4 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of four companies acquired during fiscal 2001 and one company in the six months ended October 31, 2001, we recorded $21.2 million in deferred stock compensation in fiscal 2001 and $2.4 million in deferred stock compensation in the six months of fiscal 2002 less $0.6 million for cancellations of options upon employee terminations, representing the difference between the fair market value of our common stock and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. We amortized deferred stock compensation of $428,000 in fiscal 1999, $5.5 million in fiscal 2000, $13.5 million in fiscal 2001, and $7.2 million during the first six months of fiscal 2002. Excluding any future acquisitions that are completed after the end of this fiscal quarter, we expect to record additional amortization expense relating to deferred stock compensation approximately as follows: $4.9 million during the remainder of fiscal 2002, $5.0 million during fiscal 2003, $2.0 million during fiscal 2004 and $367,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Results of Operations

    The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2001	2000	2001	2000
	%	%	%	%
Revenues:
Optical components and subsystems	71.9	83.8	73.0	82.7
Network test and monitoring systems	28.1	16.2	27.0	17.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	76.0	58.5	118.1	59.2
Amortization of acquired developed technology	19.3	2.0	19.6	1.3

Gross profit (loss)	4.7	39.5	(37.6)	39.5
Operating expenses:
Research and development	38.6	14.2	37.4	14.8
Sales and marketing	16.1	8.3	15.2	8.6
General and administrative	10.7	3.9	13.5	4.3
Amortization of deferred stock compensation	8.9	2.7	10.4	4.0
Acquired in-process research and development	—	51.7	3.9	32.1
Amortization of goodwill and other purchased intangibles	89.4	11.2	89.7	7.0
Other acquisition costs	0.7	1.2	3.0	0.8

Total operating expenses	164.5	93.2	173.2	71.6

Loss from operations	(159.8)	(53.7)	(210.8)	(32.2)
Interest income, net	2.3	9.1	3.0	11.8
Other income (expense), net	(13.6)	—	(6.2)	(0.1)

Loss before income taxes	(171.1)	(44.6)	(214.0)	(20.4)
Provision for income taxes	(13.5)	5.8	(34.2)	6.5

Net loss	(157.6)	(50.4)	(179.8)	(26.8)

    Revenues.  Revenues decreased 21% from $44.5 million in the quarter ended October 31, 2000 to $35.1 million in the quarter ended October 31, 2001. This decline reflects a 32% decrease in sales of optical components and subsystems from $37.3 million in the quarter ended October 31, 2000 to $25.2 million in the quarter ended October 31, 2001,partially offset by a 37% increase in sales of network test and monitoring systems from $7.2 million in the quarter ended October 31, 2000 to $9.9 million in the quarter ended October 31, 2001. Revenues attributable to acquisitions accounted for $2.8 million, or 7%, of optical subsystem sales in the quarter ended October 31, 2000 compared to

$2.3 million, or 9%, in the quarter ended October 31, 2001. Network test and monitoring systems revenues attributable to acquisitions were none in the quarter ended October 31, 2000 and $4.1 million or 41% of network test and monitoring revenues for the quarter ended October 31, 2001.

    On a year-to-date basis, revenues decreased 3% from $71.7 million in the six months ended October 31, 2000 to $69.3 million in the six months ended October 31, 2001. This decline reflects a 15% decrease in optical components and subsystems from $59.3 million in the prior year to $50.6 million in the current year and an increase of 51% in sales of network test and monitoring systems from $12.4 million in the prior year to $18.7 million in the current year.

    Gross Profit.  Gross profit decreased from $17.6 million in the quarter ended October 31, 2000 to $1.6 million in the quarter ended October 31, 2001. As a percentage of revenues, gross profit decreased from 39.5% in the quarter ended October 31, 2000, to 4.7% in the quarter ended October 31, 2001. The lower gross margin reflects overcapacity relative to current revenue volume due to a significant decrease in demand for our products brought on by the worldwide economic downturn. The lower gross margin also reflects a charge of $6.8 million for amortization of acquired developed technology related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. Also contributing to lower gross margins during the quarter were continuing startup costs associated with ramping production at our manufacturing facility in Malaysia.

    On a year-to-date basis, gross profit decreased from $28.3 million in the six months ended October 31, 2000 to a loss of $26.1 million in the six months ended October 31, 2001. As a percentage of revenues, gross profit decreased from 39.5% in the six months ended October 31, 2000, to a negative 37.6% in the six months ended October 31, 2001. The lower gross margin primarily reflects an evaluation of our inventory position at the end of the first quarter of fiscal 2002, principally with respect to a sudden and significant decrease in demand for our optical components and subsystems for which we recorded a charge of $29.2 million for excess or obsolete inventories. This excess inventory charge was calculated based on inventory levels in excess of forecasted demand over a 12-month period for each specific product. We do not currently anticipate that the excess inventory subject to this provision will be used at a later date. The lower gross margin further reflects a charge of $13.6 million for amortization of acquired developed technology related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. Also contributing to lower gross margins during the quarter were startup costs associated with ramping production at our manufacturing facility in Malaysia.

    Research and Development Expenses.  Research and development expenses increased 115% from $6.3 million in the quarter ended October 31, 2000 to $13.6 million in the quarter ended October 31, 2001. On a year-to-date basis, excluding non-cash charges of $2.7 million for the purchase of in-process research and development associated with the acquisition of Transwave Fiber, research and development expense increased 144% from $10.6 million in the six months ended October 31, 2000 to $26.0 in the six months ended October 31, 2001. These increases were primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs, as well as additional costs due to including the operations of Sensors Unlimited, Demeter Technologies, Shomiti Systems, and Transwave Fiber. Research and development expenses as a percent of revenues increased from 14.2% in the quarter ended October, 2000 to 38.6% in the quarter ended October 31, 2001 and increased from 14.8% in the six months ended October 31, 2000 to 37.4% in the six months ended October 31, 2001.

    Sales and Marketing Expenses.  Sales and marketing expenses increased 53% from $3.7 million in the quarter ended October 31, 2000 to $5.7 million in the quarter ended October 31, 2001. On a year-to-date basis, sales and marketing expenses increased 70% from $6.2 million in the six months ended October 31, 2000, to $10.6 million in the six months ended October 31, 2001. These increases were primarily due to increases in the number of direct sales and marketing personnel and the additional expenses associated with including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber. Sales and marketing expenses as a percent of revenues increased from 8.3% in the quarter ended October 31, 2000 to 16.1% in the quarter ended October 31, 2001 and increased from 8.6% in the six months ended October 31, 2000 to 15.2% in the six months ended October 31, 2001.

    General and Administrative Expenses.  General and administrative expenses increased 118% from $1.7 million in the quarter ended October 31, 2000 to $3.8 million in the quarter ended October 31, 2001. On a year-to-date basis, general and administrative expenses increased 202% from $3.1 million in the six months ended October 31, 2001, to $9.4 million in the six months ended October 31, 2001. These increases were primarily related to higher compensation expense resulting from higher manpower levels, increased expenses for professional services, primarily legal and accounting services, a charge of $723,000 for doubtful accounts and from including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber. The charge for doubtful accounts was determined based on the age of accounts and was unrelated to any specific bad debt exposure. General and administrative expenses as a percent of revenues increased from 3.9% in the quarter ended October 31, 2000 to 10.7% in the quarter ended October 31, 2001 and increased from 4.3% in the six months ended October 31, 2000 to 13.5% in the six months ended October 31, 2001.

    Amortization of Deferred Stock Compensation.  Amortization of deferred stock compensation increased 158% from $1.2 million in the quarter ended October 31, 2000, to $3.1 million in the quarter ended October 31, 2001. On a year-to-date basis, amortization of deferred stock compensation increased 150% from $2.9 million in the six months ended October 31, 2000, to $7.2 million in the six months ended October 31, 2001. For the quarter ended October 31, 2001, amortization was comprised of $305,000 related to amortization of deferred stock options associated with the acquisition of Transwave Fiber in the first quarter, $874,000 related to the issuance of stock options prior to the Company's initial public offering in November 1999 and $2.9 million related to the amortization of deferred stock compensation associated with the acquisition of Sensors Unlimited, Demeter Technologies, Medusa Technologies and Shomiti Systems during fiscal year 2001.

    Acquired In-Process Research and Development.  A non-cash charge totaling $23.0 million was recognized in the quarter ended October 31, 2000, for the purchase of in-process research and development related to the acquisition of Sensors Unlimited. No charges were recorded in the most recent quarter. On a year-to-date basis, the charge for acquired in-process research and development decreased from $23.0 million in the six months ended October 31, 2000, to $2.7 million in the six months ended October 31, 2001. The charge in the current fiscal year represents that portion of the total purchase consideration for Transwave Fiber during the first quarter ended July 31, 2001, associated with new products currently in development.

    Amortization of Goodwill and Other Purchased Intangibles.  In conjunction with the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems, and Transwave Fiber, the Company recorded a total of approximately $745.2 million in goodwill and intangible assets which will be amortized over the next three to five years. As a result, amortization charges increased from $5.0 million in the quarter ended October 31, 2000 to $31.4 million in the quarter ended October 31, 2001. On a year-to-date basis, amortization charges increased from $5.0 million in the six months ended October 31, 2000 to $62.2 million in the six months ended October 31, 2001.

    Other Acquisition Costs.  Other acquisition costs decreased from $554,000 in the quarter ended October 31, 2000, to $259,000 in the quarter ended October 31, 2001. On a year-to-date basis, other acquisition costs increased from $554,000 in the six months ended October 31, 2000, to $2.1 million in the six months ended October 31, 2001, primarily due to a charge of $1.7 million for costs incurred prior to the termination of an agreement to acquire Marlow Industries during the quarter ended July 31, 2001.

    Interest Income, Net.  Interest income, net of interest expense, decreased from $4.1 million in the quarter ended October 31, 2000, to $800,000 in the quarter ended October 31, 2001. On a year-to-date basis, interest income, net of interest expense, decreased from $8.5 million in the six months ended October 31, 2000, to $2.1 million in the six months ended October 31, 2001. The decrease in interest income was primarily the result of a decrease in cash balances available for investment as a result of increased cash outlays associated with acquisitions; minority investments; plant, property, equipment and improvements; and working capital requirements during the last twelve months, and interest expense of $234,000 in respect of the convertible subordinated notes. Included in interest expense is $166,000 representing the current period's amortization of the beneficial conversion feature described in Note 11 to the consolidated condensed financial statements.

    Provision for Income Taxes.  The provision for income taxes decreased from $2.6 million in the quarter ended October 31, 2000 to a benefit of $4.7 million in quarter ended October 31, 2001. The provision for income taxes decreased from $4.6 million in the six months ended October 31, 2000 to a benefit of $23.7 million in six months ended October 31, 2001. The effective tax rate was a benefit rate of 8% in the quarter and 16% in the six months ended October 31, 2001, which differed from the expected rate for a tax benefit on the loss in the periods primarily due to goodwill that is non-deductible for tax purposes. The effective tax rate was a provision rate of 13% in the quarter and 32% in the six months ended October 31, 2000, which differed from the expected statutory rate for a tax benefit on the loss in the periods primarily due to non-deductible in-process research and development expenses and goodwill that is non-deductible for tax purposes.

    We have established a valuation allowance for a portion of the gross deferred tax assets. The valuation allowance at October 31, 2001 reduces net deferred tax assets by amounts related to stock option deductions and other deferred tax assets that we deemed that may not be realizable at year end. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance when realized will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

Liquidity and Capital Resources

    From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $150.6 million from the initial public offering of our common stock, and in April 2000 we received $191.1 million from an additional public offering. In October 2001 we received $102.0 million net of offering costs and restricted investments from the sale of convertible subordinated notes.

    As of October 31, 2001, our principal sources of liquidity were $208.7 million in cash, cash equivalents and short-term investments. A revolving loan facility for $6.5 million was terminated on September 7, 2001.

    Net cash used in operating activities totaled $15.7 million in the six month period ended October 31, 2001, primarily the result of an increase in working capital offset in part by a loss from operations and deferred tax assets. Net cash used in operating activities totaled $8.3 million in the six months ended October 31, 2000, primarily the result of a decrease in revenues and net income which was offset in part by an increase in assets and liabilities for working capital purposes.

    Net cash used in investing activities totaled $32.0 million in the six month period ended October 31, 2001, and consisted primarily purchases property, plant, equipment and improvements of $34.9 million and purchases of restricted securities of $18.9 million partially offset by the $15.6 million of net proceeds from the sales of short term investments and from the $12.8 million net proceeds from the sale of a product line. Net cash used in investing activities of $89.1 million in the half year ended October 31, 2000, consisted primarily of short term investments totaling $43.4 million which generally mature greater than 90 days from the initial date of purchase. Other investing activities during the six months ended October 31, 2000 consisted primarily of purchases of equipment and leasehold improvements totaling $2.9 million.

    Net cash provided by financing activities totaled $121.6 million in the six month period ended October 31, 2001, and consisted primarily of net proceeds from the sale of convertible notes. Net cash provided by financing activities in the six months ended October 31, 2000 reflected net proceeds to us of $2.5 million from the exercise of employee stock options, net of loans and repurchase of unvested shares.

    We believe that our existing balances of cash, cash equivalents and short-term investments and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months.

Effect of New Accounting Statements

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Finisar adopted SFAS 133 in the quarter ended July 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities. Because Finisar did not hold derivative financial instruments as defined by SFAS 133 and did not engage in hedging activities, adoption of SFAS 133 did not have a material effect on Finisar's financial condition or results of operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon our adoption of this Standard, which will be effective on May 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. We are currently evaluating the impact of the provisions of SFAS 141 and SFAS 142.

    In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company has not yet determined the effect SFAS 144 will have on its consolidated financial statements.

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

    We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. During the six months ended July 31, 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers due primarily to the general economic slowdown. As a result, our revenues declined on a sequential basis during the quarters ended April 30, 2001 and July 31, 2001 in comparison to the previous quarter. While revenues increased slightly during the quarter ended October 31, 2001, it is likely that in some future quarters our operating results may again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Our business and future operating results are subject to a wide range of uncertainties arising out of the recent terrorist attacks

    Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

  •
  increased risks related to the establishment and operations of our new manufacturing facility in Malaysia;

  •
  greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

  •
  the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

Our success is dependent on the continued development of the emerging high-speed LAN, SAN and MAN markets

    Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. In particular, over the last six months the general economic slowdown has resulted in a slower than expected build out of LANs, SANs and MANs which has resulted in reduced demand for the data networking and storage products of our customers, and consequently has hurt our sales. If the economic slowdown continues or worsens, or if the markets for high-speed LANs, SANs or MANs for any other reason fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

    The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. We experienced reduced orders, and in some cases cancellations of existing orders, from our customers during the six month period ended July 31, 2001. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet our customers' needs

    Typically, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

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

Our market is subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance

    The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

    The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies AG, International Business Machines Corporation, Luminent, Inc., Molex Premise Networks, Optical Communications Products, Inc., Picolight Inc. and Stratos Lightwave, Inc. (formerly Methode Electronics). For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Xyratex International and Network Associates, Inc. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

We are subject to pending legal proceedings

  Patent litigation

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode subsequently amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Stratos Lightwave, Inc. has been added to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to different aspects of the same optoelectric products that are alleged by Methode and Stratos Lightwave to be present in the same optoelectronic products that are in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which are related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard were dismissed in May 2001 pursuant to a settlement agreement between Hewlett-Packard, Methode and Stratos Lightwave.

    We believe that we have strong defenses against Methode's lawsuits, and we have filed counterclaims against Methode and Stratos Lightwave. Portions of our counterclaims in the first lawsuit, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims. Our federal and state antitrust claims against Methode and Stratos in the second lawsuit were dismissed on procedural grounds in July 2001.Hearings are scheduled for late December 2001 on our motion to re-file our federal and state antitrust claims in the second lawsuit, motions to consolidate the cases and Methode's motion to dismiss certain of our counterclaims in the third lawsuit.

    We intend to defend these lawsuits and pursue our counterclaims vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain and we may not prevail. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and/or Stratos Lightwave and could be enjoined from selling those of our products found to infringe their patents unless and until we are able to negotiate a license from Methode and/or Stratos Lightwave. In the event that we obtain such a license, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

  Securities class action lawsuit

    A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and secondary offering in April 2000. The complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 250 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin and the defendants' time to respond to the complaints has been stayed pending a plan for further coordination. We believe that the allegations against the Company and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, our business would be significantly harmed.

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

We depend on contract manufacturers for a substantial portion of our assembly requirements, and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed

    We currently rely on four contract manufacturers for substantially all of our assembly requirements. We do not have long term contracts with any of these manufacturers. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could significantly harm our business. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would significantly harm our business. If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality assurance functions. The inability to obtain adequate supplies of high-quality products from our contract manufacturers to enable us to fulfill orders to our customers during any period in which we experience production delays would harm our business.

If we cannot successfully transfer our manufacturing processes to our new facility in Malaysia, we could lose sales and increase our cost of goods

    We are shifting a substantial portion of our manufacturing requirements to our new facility in Malaysia. The transfer of these manufacturing processes represents a significant fixed cost. We have limited experience manufacturing our products. In addition, it may be difficult to control the manufacturing processes in a facility located outside of the United States. As a result, we may experience difficulty in implementing our manufacturing processes in this new facility, which could lead to an increase in our cost of goods and production delays. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

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

Continued growth will strain our operations and require us to incur costs to upgrade our infrastructure

    We have experienced a period of sustained growth followed by a rapid decrease in the six month period ended July 31, 2001, which has placed a significant strain on our resources. Unless we manage our growth effectively, we may make mistakes in operating our business, such as inaccurate sales forecasting, material planning and reporting, which may result in fluctuations in our operating results and cause the price of our stock to decline. We plan to continue to expand our operations significantly. This expansion will continue to place a significant strain on our management and operational resources. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our business could be significantly harmed.

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

Recent and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

    In October 2000, we completed the acquisition of Sensors Unlimited. In November 2000, we completed the acquisition of Demeter Technologies. In March 2001, we completed the acquisitions of Medusa Technologies and Shomiti Systems. In May 2001, we completed the acquisition of Transwave Fiber. We expect to continue to review opportunities to buy other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We issued stock to acquire Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber and we are obligated to release additional shares from escrow and to issue additional shares in connection with the acquisitions of Sensors Unlimited and Transwave Fiber upon the occurrence of certain contingencies and achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders' percentage ownership. Other risks associated with acquiring the operations of other companies include:

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control

    As of November 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned approximately 65.4 million shares or approximately 33% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Our headquarters and a portion of our manufacturing operations are located in California where natural disasters may occur

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

Our stock price has been and may continue to be volatile

    The trading price of our common stock has been and may continue to be subject to large fluctuations and, therefore, the trading price of the notes may fluctuate significantly, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

  •
  trends in our industry and the markets in which we operate;

  •
  changes in the market price of the commodities we sell;

  •
  changes in financial estimates and recommendations by securities analysts;

  •
  acquisitions and financings;

  •
  quarterly variations in operating results;

  •
  the operating and stock price performance of other companies that investors may deem comparable; and

  •
  purchases or sales of blocks of our common stock.

    Part of this volatility is attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the prices of our common stock and the notes regardless of our operating performance.

We have substantially increased our indebtedness and may have insufficient cash flow to meet our debt service obligations

    As a result of the sale of the 5 1/4% convertible subordinated notes in October 2001, we have incurred $125 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

  •
  make it difficult for us to make payments on the notes;

  •
  make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  limit our flexibility in planning for, or reacting to changes in, our business; and

  •
  make us more vulnerable in the event of a downturn in our business.

    We will be required to generate cash sufficient to pay all amounts due on the notes and to conduct our business operations. We may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on the notes. If we fail to make payments on the notes when due, the holders of the notes could declare a default and demand immediate payment of the entire principal amount of the notes, which would significantly harm our business.

Item 3.  Quantatitative and Qualitative Disclosure About Market Risk

    The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months or have characteristics of such short-term investments. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

    We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $1.3 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $265,000 impact on the value of these securities as of October 31, 2001.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

Patent Litigation Against Methode Electronics and Stratos Lightwave

    In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., in the United States District Court for the Northern District of Illinois alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. In July 1999, we and Hewlett-Packard filed a motion, which was opposed by Methode, to transfer the case to the United States District Court for the Northern District of California. In August 1999, the Court granted our motion and the case is now pending in the Northern District of California. Methode subsequently amended its complaint to add Agilent Technologies, Inc. as a party, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint seeks additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to an affiliated company, Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Methode has filed a motion to add Stratos Lightwave, Inc. to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent is a reissue of a previous patent that is the parent of four of the five patents that are the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringe a seventh patent, which issued in July 1998. This patent is not directly related to the patents at issue in the first two lawsuits, but instead is directed to different aspects of the technology alleged by Methode and Stratos Lightwave to be present in the same optoelectronic products that are in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which are related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard and Agilent Technologies were dismissed in May 2001 pursuant to a settlement agreement between those companies and Methode and Stratos Lightwave.

    Based on consultation with our counsel, it is our position that the Methode patents are invalid, unenforceable and/or not infringed by our products. The United States Patent and Trademark Office has rejected all of the claims asserted by Methode in one of the patents in a reexamination proceeding. That determination has been appealed by Methode. We also believe, based on consultation with our counsel, that the breach of contract claim included in the amended complaint in the first action is without merit and that, in any event, the amended complaint overstates the amount of damages that Methode could have suffered as a result of any such breach. We believe that we have strong defenses against Methode's lawsuit. In addition, we have filed counterclaims against Methode and Stratos Lightwave asserting, among other things, that one of our founders, Frank H. Levinson, is the primary inventor of the technology that is the subject of all nine patents, that Methode improperly obtained the patents based on our disclosure of the technology to Methode and that we are the rightful owner or co-owner of the patents. We have also asserted federal and state antitrust claims against Methode and Stratos Lightwave for restraint of trade, conspiracy to monopolize and attempted monopolization. Portions of our counterclaim, based on principles of state law, were dismissed in May 2000 on grounds of federal preemption; however, our basic claims of ownership of the patents remain subject to our pending counterclaims. Our federal and state antitrust claims against Methode and Stratos in the second lawsuit were dismissed on procedural grounds following a hearing in July 2001. Hearings are scheduled in late December 2001on our motion to re-file our federal and state antitrust claims in the second lawsuit, on motions to consolidate the cases and on Methode's motion to dismiss certain of our counterclaims in the third lawsuit.

    We intend to defend these lawsuits and pursue our counterclaims vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. In connection with the litigation, we have incurred, and expect to continue to incur, substantial legal fees and expenses. The litigation has also diverted, and is expected to continue to divert, the efforts and attention of some of our key management and technical personnel. As a result, our defense of this litigation, regardless of its eventual outcome, has been, and will likely continue to be, costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages to Methode and/or Stratos Lightwave and could be enjoined from selling those of our products found to infringe their patents unless and until we are able to negotiate a license from Methode and/or Stratos Lightwave. In the event we obtain such a license, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such royalty payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

Securities Class Action Lawsuit

    A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and secondary offering in April 2000. The complaint alleges violations of Section 11, 12(a)(2) and 15 of the Securities Act of 1933 and

Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the initial public offering, and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the initial public offering to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 250 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin and the defendants' time to respond to the complaints has been stayed pending a plan for further coordination. We believe that the allegations against the Company and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2.  Changes in Securities and Use of Proceeds

    On October 15, 2001, we completed an offering of $125 million in aggregate principal amount of our 5.25% convertible subordinated notes due 2008. The initial purchasers of the notes were Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC World Markets Corp. and J.P. Morgan Securities Inc. From the aggregate offering price of $125 million we received approximately $121 million in net proceeds after deducting the aggregate initial purchasers' discount of approximately $4 million. We plan to use the net proceeds from the offering for general corporate purposes, including working capital. The notes are convertible, at the option of the holders, into shares of our common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.0037 shares per $1,000 principal amount of the notes. The notes may be redeemed for cash, at our option, at any time on or after October 15, 2004 in whole or in part at the redemption price per $1,000 principal amount set forth below:

Period	Redemption Price
October 15, 2004 through October 14, 2005	103.00%
October 15, 2005 through October 14, 2006	102.25%
October 15, 2006 through October 14, 2007	101.50%
Thereafter	100.75%

    Interest is payable on the notes on April 15 and October 15 each year, beginning April 15, 2002. We have purchased and pledged to the trustee under the indenture, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities to provide for the payment in full of the first six scheduled interest payments due on the notes.

    The offer and sale of the notes was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder. We have agreed to file a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes within 90 days after the closing of the offering.

Item 4.  Submission of Matters to a Vote of Security Holders

    At the annual meeting of our stockholders held on October 5, 2001, the following matters were considered and voted upon:

    The first matter related to the election of two Class II directors, Frank H. Levinson and Richard B. Lieb, to serve for a three-year term expiring at the 2004 annual meeting of stockholders and until their successors are duly elected and qualified. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
Frank H. Levinson	146,588,539	11,220,608
Richard B. Lieb	157,639,847	169,300

    The second matter related to the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2002. The votes cast for and against this proposal were 155,758,449 and 2,028,439, respectively, with 22,259 votes abstaining.

    Based on these voting results, each of the directors nominated was elected and the second matter was approved.

Item 6:  Exhibits and Reports on Form 8-K

(a)
The following exhibits have been filed with this report:

  Exhibit 4.3—Indenture, dated as of October 15, 2001, by and between Finisar and U.S. Bank Trust National Association, as trustee thereunder (including the form of note)

  Exhibit 10.16—Collateral Pledge and Security Agreement, dated as of October 15, 2001, by and among Finisar and U.S. Bank Trust National Association, as trustee, and U.S. Bank National Association, as collateral agent

  Exhibit 10.17—Registration Rights Agreement, dated as of October 15, 2001

(b)
Reports on Form 8-K:

    A report on Form 8-K was filed on September 11, 2001 (reporting the intention to raise approximately $200 million through an offering of convertible subordinated notes to qualified institutional buyers). A second report on Form 8-K was filed on October 10, 2001 (announcing the pricing of the convertible subordinated notes due October 15, 2008 through a private offering to qualified institutional investors).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: December 12, 2001	FINISAR CORPORATION
	By:	/s/ JERRY S. RAWLS Jerry S. Rawls President and Chief Executive Officer
	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Vice President, Finance and Chief Financial Officer

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended October 31, 2001
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
FINISAR CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
FINISAR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited, in thousands, except per share data)
FINISAR CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited, in thousands)
FINISAR CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantatitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES