Form 10-Q
period 2002-01-31
FINISAR CORP
filed 2002-03-13
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

FINISAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	000-27999 (Commission File No.)	94-3038428 (I.R.S. Employer Identification No.)
1308 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)		94089 (Zip Code)

Registrant's telephone number, including area code: 408-548-1000

Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        At February 28, 2002 there were 196,459,462 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2002

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Balance Sheets as of January 31, 2002 and April 30, 2001	3
	Statements of Operations for the three and nine month periods ended January 31, 2002 and January 31, 2001	4
	Statements of Cash Flows for the nine months ended January 31, 2002 and January 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	41
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 6.	Exhibits and Reports on Form 8-K	43
Signatures		44

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2002	April 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,082	$42,146
Short-term investments	64,661	103,965
Restricted investments	6,545	—
Accounts receivable, trade (net)	27,086	36,876
Accounts receivable, other	11,354	16,540
Inventories	51,750	62,618
Income tax receivable	6,500	4,795
Prepaid expenses	2,986	6,221
Deferred income taxes	19,281	18,629

Total current assets	284,245	291,790

Property, plant, equipment and improvements, net	115,352	79,268
Restricted investments, long-term	12,591	—
Purchased intangibles including goodwill, net	594,506	629,579
Other assets	60,920	29,358

Total assets	$1,067,614	$1,029,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,980	$14,484
Accrued compensation	4,819	7,704
Other accrued liabilities	8,912	10,411
Non-cancelable purchase commitments	8,984	9,533
Capital lease obligations	265	658

Total current liabilities	50,960	42,790
Long-term liabilities:
Deferred income taxes	36,987	43,363
Convertible notes, net of discount of $36,945	88,054	—
Other long-term liabilities	917	1,991

Total long-term liabilities	125,958	45,354
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, issuable in series: no shares designated, issued or outstanding at January 31, 2002; Series A, 4,500,000 shares designated, 1,120,984 shares issued and outstanding at April 30, 2001,	—	1
Common stock, $0.001 par value, 500,000,000 shares authorized at January 31, 2002, and 200,000,000 shares authorized at April 30, 2001: 189,238,815 shares issued and outstanding at January 31, 2002 and 179,163,306 shares issued and outstanding at April 30, 2001	189	179
Additional paid-in capital	1,184,005	1,064,294
Notes receivable from stockholders	(1,616)	(2,045)
Deferred stock compensation	(8,423)	(17,079)
Accumulated other comprehensive income (loss)	(85)	1,380
Accumulated deficit	(283,374)	(104,879)

Total stockholders' equity	890,696	941,851

Total liabilities and stockholders' equity	$1,067,614	$1,029,995

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Revenues	$35,826	$64,826	$105,170	$136,566
Cost of revenues	26,505	36,937	108,368	79,436
Amortization of acquired developed technology	6,780	4,251	20,340	5,167

Gross profit (loss)	2,541	23,638	(23,538)	51,963
Operating expenses:
Research and development	12,546	10,256	38,501	20,890
Sales and marketing	5,350	5,104	15,918	11,304
General and administrative	5,355	3,320	14,729	6,427
Amortization of deferred stock compensation	2,531	2,461	9,722	5,343
Acquired in-process research and development	—	5,770	2,696	28,797
Amortization of goodwill and other purchased intangibles	32,773	22,480	94,992	27,482
Other acquisition costs	282	573	2,380	1,127

Total operating expenses	58,837	49,964	178,938	101,370

Loss from operations	(56,296)	(26,326)	(202,476)	(49,407)
Interest income (expense) net	(850)	3,159	1,246	11,659
Other income (expense), net	(87)	497	(4,409)	454

Loss before income taxes	(57,233)	(22,670)	(205,639)	(37,294)
Provision for income taxes	(3,399)	1,259	(27,144)	5,897

Net loss	$(53,834)	$(23,929)	$(178,495)	$(43,191)

Basic and diluted net loss per share	$(0.29)	$(0.14)	$(1.00)	$(0.27)

Shares used in computing net loss per share:
Basic and diluted	183,630	167,385	179,277	157,205

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended January 31,
	2002	2001
Operating activities:
Net loss	$(178,495)	$(43,191)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,427	3,171
Amortization of deferred stock compensation	9,722	5,343
Acquired in-process research and development	2,696	28,797
Amortization of beneficial conversion feature	1,325	—
Amortization of goodwill and other purchased intangibles	94,992	32,649
Amortization of acquired developed technology	20,340	—
Realized loss on other-than-temporary decline in fair value of investment in marketable securities	13,012	—
Gain on sale of product line	(7,745)	—
Equity in losses of minority investment	179	—
Other non-cash charges	(263)	—
Changes in operating assets and liabilities:
Accounts receivable	9,965	(24,587)
Inventories	11,082	(32,698)
Other assets	1,895	(14,261)
Deferred income taxes	(26,565)	—
Accounts payable	22,899	11,546
Accrued compensation	(2,885)	365
Current income taxes	(545)	554
Other accrued liabilities	(12,731)	(2,461)
Other liabilities	—	851

Net cash used in operating activities	(33,695)	(33,921)
Investing activities:
Purchases of property, plant, equipment and improvements	(42,673)	(54,161)
Sales/(purchases) of short-term investments	23,663	(17,503)
Purchase of restricted securities	(18,873)	—
Purchase of minority investments	(5,032)	(14,622)
Loan to minority investment	(7,045)	—
Acquisition of subsidiaries, net of cash assumed	(1,539)	(26,833)
Proceeds from sale of product line	12,750	—

Net cash used in investing activities	(38,749)	(113,119)
Financing activities:
Payments on capital lease obligations	(272)	—
Short-term borrowing	161	306
Repayments of borrowings under bank note	(1,628)	(1,232)
Payment received on stockholder note receivable	429	—
Proceeds of convertible debt offering net of issuance costs	120,882	—
Proceeds from exercise of stock options and stock purchase plan, and repurchase of unvested shares	4,808	5,273

Net cash provided by financing activities	124,380	4,347

Net increase (decrease) in cash and cash equivalents	51,936	(142,693)
Cash and cash equivalents at beginning of period	42,146	171,194

Cash and cash equivalents at end of period	$94,082	$28,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$25	$24
Cash paid for taxes	$38	$6,552
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for notes receivable	$—	$151
Issuance of common stock and assumption of options in acquisitions	$—	$514,337
Issuance of common stock on achievement of milestones	$27,723	$—
Beneficial conversion feature related to convertible debt	$38,269	$—
Issuance of Series A preferred stock and assumption of options in acquisition.	$49,646	$—
Deferred stock compensation from acquisition	$2,350	$—

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

Interim Financial Information and Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of January 31, 2002, and for the three and nine month periods ended January 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at January 31, 2002 and the operating results for the three and nine month periods ended January 31, 2002 and 2001, and cash flows for the nine months ended January 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes for the fiscal year ended April 30, 2001.

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

Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Accounts receivable from one customer represented 16.5% of the total balance at April 30, 2001 and one customer represented 16.5% of the total balance at January 31, 2002. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During the nine months ended January 31, 2001, revenues from three customers represented 21.6%, 19.7% and 10.0% of net revenues. During the nine months ended January 31, 2002, revenues from two customers represented 13.1% and 10.1% of net revenues. No other customer accounted for more than 10% of revenues.

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

Investments

Short-Term Investments

        Short-term investments consist of interest bearing securities with maturities greater than three months and an equity security. In accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At January 31, 2002, the Company's short term investments consisted of highly liquid investments in both taxable and tax free municipal obligations with various maturity dates through October, 2004, and an equity security. The difference between market value and amortized cost of these securities at January 31, 2002 was a loss of approximately $144,000 or approximately $85,000 on an after-tax basis, and at April 30, 2001 was a gain of approximately $2,276,000 or approximately $1,380,000 on an after tax basis.

Restricted Investments

        Restricted investments consist of interest bearing securities with maturities greater than three months and held in escrow under the terms of the Company's convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity. Held-to-maturity investments are stated at amortized cost.

Other

        The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds greater than 20% or for entities in which the Company does have the ability to exercise significant influence, the Company uses the equity method. The Company recorded losses of $66,000 for the quarter and $179,000 for the nine months ended January 31, 2002 for investments accounted for on the equity method. No investments were accounted for on the equity method in fiscal year 2001.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property, Plant, Equipment and Improvements

        Property, plant, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years to 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Goodwill and other intangible assets

        Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets. As of January 31, 2002, goodwill and other intangible assets totaling $594.5 million were being amortized over periods ranging from three to five years. As of January 31, 2002, the accumulated amortization of acquired goodwill and other intangible assets totaled $217.3 million.

Accounting for the impairment of long-lived assets

        In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "("FAS 121"), the Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, plant, equipment, improvements and assigned intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired.

Stock-Based Compensation

        Stock based awards to employees are accounted for under the intrinsic method. Accordingly, deferred stock compensation is recognized for the difference between the option exercise price on the date of grant and the fair value of the Company's common shares at that date when the option price or share purchase right exercise price is less than the fair value of the common shares. Such deferred stock compensation is amortized over the vesting period, generally five years.

Net Income (Loss) Per Share

        Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

Comprehensive Income

        Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in comprehensive income. The increase/ (decrease) in net unrealized loss on available-for-sale securities in the nine months ended January 31, 2002 was ($2,474,000) or ($1,466,000) on an after-tax basis and in the nine months ended January 31, 2001 was $1,857,722 or $1,081,821 on an after tax basis.

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

        In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill, including amortization of goodwill recorded in past business combinations, will cease upon the adoption of this Standard, which for the Company's will be May 1, 2002. However, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized. The Company is currently evaluating the impact of the provisions of SFAS 141 and SFAS 142. The Company has recorded amortization of goodwill of $94,992,000 and $27,482,000 for the nine months ended January 31, 2002 and 2001, respectively.

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

2.    Net Loss Per Share

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended January 31		Nine Months Ended January 31
	2002	2001	2002	2001
Numerator:
Net loss	$(53,834)	$(23,929)	$(178,495)	$(43,191)

Denominator for basic and diluted net loss per share:
Weighted-average shares outstanding—total	196,195	185,103	192,274	170,388
Weighted-average shares outstanding—subject to repurchase	(5,374)	(8,237)	(5,963)	(9,016)
Weighted-average shares outstanding—performance stock	(7,191)	(9,481)	(7,034)	(4,167)

Denominator for basic and diluted net loss per share	183,630	167,385	179,277	157,205

Basic and diluted net loss per share	$(0.29)	$(0.14)	$(1.00)	$(0.27)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	10,039	6,278	7,695	5,882
Stock subject to repurchase	5,374	8,237	5,963	9,016
Warrants	15	—	15	—
Convertible notes	22,645	—	8,862
Series A preferred stock	—	—	925	—

	38,073	14,515	23,460	14,898

3.    Inventories

        Inventories consist of the following (in thousands):

	January 31, 2002	April 30, 2001
Raw materials	$29,769	$41,592
Work-in-process	16,041	15,840
Finished goods	5,940	5,186

	$51,750	$62,618

        During the nine month period ended January 31, 2002, the Company recognized an inventory charge of $29.2 million for excess and obsolete inventory.

4.    Property, Plant, Equipment and Improvements

        Property, plant, equipment and improvements consist of the following (in thousands):

	January 31, 2002	April 30, 2001
Land	$18,780	$18,780
Buildings	21,184	13,986
Computer equipment	17,070	9,558
Office equipment, furniture and fixtures	3,054	2,645
Machinery and equipment	51,695	36,469
Leasehold improvements	6,944	4,042
Construction in progress	10,313	—

	129,040	85,480
Accumulated depreciation and amortization	(13,688)	(6,212)

Property, plant, equipment and improvements, net	$115,352	$79,268

5.    Income Taxes

        Income taxes for the respective periods were computed using the effective tax rate estimated to be applicable for the fiscal year, which is subject to ongoing review and evaluation by management.

6.    Deferred Stock Compensation

        In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $15.4 million prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and the nine months ended January 31, 2002, the Company recorded additional deferred compensation of $21.2 million and $2.4 million, respectively, related to the assumptions of stock options associated with companies acquired during the respective periods, less option cancellations for terminated employees, of $1,285,000. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the three to five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees and assumptions of stock options associated with companies acquired through January 31, 2002(in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal quarter ended July 31, 2001 (unaudited)	2,350	4,068
Fiscal quarter ended October 31, 2001 (unaudited)	(575)	2,546
Fiscal quarter ended January 31, 2002 (unaudited)	(710)	2,531
Fiscal quarter ending April 30, 2002 (unaudited)	—	2,135
Fiscal year ending April 30, 2003 (unaudited)	—	4,402
Fiscal year ending April 30, 2004 (unaudited)	—	1,536
Fiscal year ending April 30, 2005 (unaudited)	—	350
Total	$37,644	$37,644

        Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation have been recorded are forfeited.

7.    Acquisitions

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

        The acquired developed technology, which is comprised of products that are already technologically feasible, mainly includes wave plates used to prevent background reflections and enhance the performance of lasers and a broadband light source for testing wavelength division multiplexing systems. Finisar is amortizing the acquired developed technology of approximately $10.4 million on a straight-line basis over an average estimated remaining useful life of five years.

        The acquired assembled workforce is comprised of all the skilled employees of Transwave Fiber and includes the estimated cost to replace existing employees, including recruiting and training costs and loss of productivity costs. Finisar is amortizing the value assigned to the assembled workforce of approximately $0.9 million on a straight-line basis over an average estimated useful life of three years.

        The acquired customer base is based on historical costs incurred and is comprised of Transwave Fiber management's estimation of resources that have been devoted to the development of the relationships with key customers. Finisar is amortizing the value assigned to customer relationships of approximately $0.1 million on a straight-line basis over an average estimated useful life of three years.

        Deferred compensation expense is recognized for the intrinsic value on the date of closing of the unvested Finisar options exchanged for options held by Transwave Fiber's employees. The $2.4 million of deferred compensation is being amortized over the remaining vesting period of approximately four years.

        Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets and deferred compensation, is being amortized on a straight-line basis over its estimated remaining useful life of five years.

        In-process research and development represents that portion of the purchase price of an acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses. Accordingly, Finisar recognized an expense of $2.7 million during the nine months ended January 31, 2002 in conjunction with the acquisition.

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

        During the three and nine months ended January 31, 2002, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

        Information about reportable segments sales, operating income (loss) and geographic coverage are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
Revenues:
Optical components and subsystems	$27,656	$57,062	$78,261	$116,411
Network test and monitoring systems	8,170	7,764	26,909	20,155

Total revenues	35,826	64,826	105,170	136,566
Operating income (loss):
Optical components and subsystems	(13,199)	(10,961)	(68,677)	14,238
Network test and monitoring systems	(731)	1,752	(3,669)	4,271

Operating income (loss)	(13,930)	(9,209)	(72,346)	18,509
Unallocated amounts:
Amortization of acquired developed technology	(6,780)	(4,251)	(20,340)	(5,167)
Amortization of deferred stock compensation	(2,531)	(2,461)	(9,722)	(5,343)
Acquired in-process research and development	—	(5,770)	(2,696)	(28,797)
Amortization of goodwill and other purchased intangibles	(32,773)	(22,480)	(94,992)	(27,482)
Other acquisition costs	(282)	(573)	(2,380)	(1,127)
Interest income (expense), net	(850)	3,159	1,246	11,659
Other income (expense), net	(87)	497	(4,409)	454

Income (loss) before income tax	$(57,233)	$(22,670)	$(205,639)	$(37,294)

Revenue by region (thousands):
United States	$26,772	$54,409	$82,598	$115,740
Canada	1,365	5,815	3,088	13,248
Rest of the World	7,689	4,602	19,484	7,578

Total	$35,826	$64,826	$105,170	$136,566

        Revenues generated in the U.S. and Canada (collectively, North America) are all derived from sales to customers located in those geographic regions.

11.    Sale of Convertible Subordinated Notes

        On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the Notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15, beginning on April 15, 2002. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. The Company has purchased and pledged to the collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of the

Company's existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time on or after October 15, 2004 up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest. Upon a change in control, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash the Company may, at its option, pay it in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued. The notes have been issued in fully registered form. The notes are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants. The Company has agreed to use its best efforts keep a shelf registration statement covering the notes and the common stock issuable upon conversion of the stock effective until two years after the latest date on which the Company issues notes in this offering (or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. The notes are eligible for trading in the PORTAL market.

12.    Litigation

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

Patent litigation—Methode Electronics/ Stratos Lightwave

        In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode subsequently amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint sought additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Stratos Lightwave, Inc. was added to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent was a reissue of a previous patent that was the parent of four of the five patents that were the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringed a seventh patent, which issued in July 1998. This patent was not directly related to the patents at issue in the first two lawsuits, but instead was directed to different aspects of the same optoelectronic products that were alleged by Methode and Stratos Lightwave to be present in the same optoelectronic products that were in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which were related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard were dismissed in May 2001 pursuant to a settlement agreement between Hewlett-Packard, Methode and Stratos Lightwave.

        On February 22, 2002, Finisar, Methode, and Stratos entered into an agreement under which they dismissed their claims against one another and released each other from claims pending prior to the agreement, including our claims of ownership and inventorship and Methode's and Stratos' claims of patent infringement and damages. The parties agreed that the terms of their settlement would remain confidential. However, neither party believes that the agreement will have a material, adverse effect on its business or financial condition.

Patent litigation—Rockwell Automation Technologies, Inc.

        On March 1, 2002, Rockwell Automation Technologies, Inc. ("Rockwell AT"), a manufacturer of electronic component devices, filed a lawsuit against us, our subsidiary, Sensors Unlimited and other manufacturers, Optronics International Corporation, MRV Communications, Inc., Luminent Inc., Zarlink Semiconductor (U.S.), Inc. f.k.a. Mitel Corporation, GPD Optoelectronics Corporation, Tyco Electronics Corporation, and Motorola, Inc., alleging that we used some of the metal organic chemical vapor deposition ("MOCVD") wafers purchased from IQE (Europe), Ltd f.k.a. Epitaxial Products International, Ltd ("IQE") or others and/or fabricated wafers ourselves that were manufactured by a process that infringed on one or more claims on one expired patent originally issued to Rockwell International Corporation in 1983. Rockwell International assigned the right, title and interest in the patent to Rockwell Science Center, L.L.C., who, in turn, assigned the patent to Rockwell Technologies, LLC, who in turn assigned the patent to Rockwell AT.

        The complaint seeks monetary damages. The Company believes that the allegations against the Company and its subsidiary are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

13.    Subsequent Events

        On February 1, 2002, the Company purchased certain of the assets of AIFOtec, GmbH, located in Munich, Germany, for cash consideration totaling $2.3 million. The purchased assets include all intellectual property, capital equipment and finished goods and work-in-process inventory. In addition, Finisar agreed to hire approximately 30 former AIFOtec employees. Founded in June 2000, AIFOtec had developed products and unique manufacturing processes for optical products targeting long-haul telecommunications applications. As a result of the economic downturn, AIFOtec entered into bankruptcy proceedings prior to being purchased by the Company. The Company believes that the large scale, wafer-level manufacturing processes developed at AIFOtec are also applicable to the Company's products which target data communications applications.

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

        We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $150.6 million from the initial public offering of shares of our common stock, and in April 2000 we received $191.1 million from an additional public offering of shares of our common stock. In October 2001, we received $102.0 million net of offering costs and restricted investments, from the sale of convertible subordinated notes.

        We have recently acquired six privately-held companies in order to gain access to new technologies, which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. On May 3, 2001, we completed the acquisition of Transwave Fiber, Inc. On February, 1, 2002, we acquired the assets of AIFOtec, GmbH. These acquisitions broaden our product offerings and provide us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and will allow us to accelerate our product development cycle.

        To date, our revenues have been principally derived from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Two customers accounted for 14.0% and 13.6% of our revenues for the nine months ended January 31, 2002. For the nine months ended January 31, 2001, three customers represented 21.6%, 19.7% and 10.0% of net revenues. No other customers accounted for more than 10% of revenues in either period. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

        In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation of $15.4 million, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of four companies acquired during fiscal 2001 and one company in the nine months ended January 31, 2002, we recorded $21.2 million in deferred stock compensation in fiscal 2001 and $2.4 million in deferred stock compensation in the nine months of fiscal 2002 less $0.9 million for cancellations of options upon employee terminations, representing the difference between the fair market value of our common stock and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. We amortized deferred stock compensation of $428,000 in fiscal 1999, $5.5 million in fiscal 2000, $13.5 million in fiscal 2001, and $9.7 million during the first nine months of fiscal 2002. Excluding any future acquisitions that are completed after the end of this fiscal quarter, we expect to record additional amortization expense relating to deferred stock compensation approximately as follows: $2.1 million during the remainder of fiscal 2002, $4.4 million during fiscal 2003, $1.5 million during fiscal 2004 and $350,000 thereafter. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

Critical Accounting Policies

        The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets in our balance sheet and contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 of the financial statements for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Allowance for Doubtful Accounts

        We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a customer's potential inability to meet its obligations, we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due ranging from 25% for amounts more than 60 days past due to 50% of amounts more than 90 days past due. A material adverse change in a major customer's ability to meet its financial obligations to us could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected.

Slow Moving and Obsolete Inventories

        We are required to state our inventories at the lower of cost or market. In making this assessment, we are required to make judgments as to the future demand for current or committed inventory levels. To the extent that such inventory levels are deemed to be in excess of demand over some future period, generally the next twelve months, we record an adjustment to the value of our inventory. We have recorded significant charges as a result of these adjustments reflecting a rapid change in customer demand during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. Significant changes in the volume and mix of customer demand for our products going forward may result in additional charges in the future.

Investment in Debt and Equity Securities

        For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our minority investments in private companies are generally made in exchange for preferred stock with a liquidity preference that helps protect the underlying value of our investment. As of January 31, 2002, the carrying value of these investments totaled $43.7 million, including $33.2 million in minority investments in private companies, a loan of $7.1 million to a private company in which we also hold a minority position and 488,624 shares of common stock in ONI Systems, Inc. valued at $3.4 million or $7.00 per share but which traded at $4.65 per share on the last day of the quarter, the difference reflected as an unrealized loss in the equity section of our balance sheet. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

        Our long-lived assets include significant investments in goodwill and other intangible assets totaling $594.5 million as of January 31, 2002. Under current accounting standards that are to be modified at the beginning of our next fiscal year, we are required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these businesses may result in an impairment charge, which would decrease net income and result in lower asset values on our balance sheet. In certain of the acquisitions we have made, there may be additional goodwill to recognize if specified milestones are achieved. This additional goodwill will be assessed for impairment once recognized.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002%	2001%	2002%	2001%
Revenues:
Optical components and subsystems	77.2	88.0	74.4	85.2
Network test and monitoring systems	22.8	12.0	25.6	14.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	74.0	57.0	103.1	58.2
Amortization of acquired developed technology	18.9	6.5	19.3	3.8

Gross profit (loss)	7.1	36.5	(22.4)	38.0
Operating expenses:
Research and development	35.0	15.8	36.6	15.3
Sales and marketing	14.9	7.9	15.1	8.3
General and administrative	14.9	5.1	14.0	4.7
Amortization of deferred stock compensation	7.1	3.8	9.2	3.9
Acquired in-process research and development	—	8.9	2.6	21.1
Amortization of goodwill and other purchased intangibles	91.5	34.7	90.3	20.1
Other acquisition costs	0.8	0.9	2.3	0.8

Total operating expenses	164.2	77.1	170.1	74.2

Loss from operations	(157.1)	(40.6)	(192.5)	(36.2)
Interest income (expense), net	(2.4)	4.8	1.2	8.6
Other income (expense), net	(0.3)	0.8	(4.2)	0.3

Loss before income taxes	(159.8)	(35.0)	(195.5)	(27.3)
Provision for income taxes	(9.5)	1.9	(25.8)	4.3

Net loss	(150.3)	(36.9)	(169.7)	(31.6)

        Revenues.    Revenues decreased 45% from $64.8 million in the quarter ended January 31, 2001 to $35.8 million in the quarter ended January 31, 2002. This decline reflects a 52% decrease in sales of optical components and subsystems from $57.1 million in the quarter ended January 31, 2001 to $27.7 million in the quarter ended January 31, 2002, partially offset by a 5% increase in sales of network test and monitoring systems from $7.8 million in the quarter ended January 31, 2001 to $8.2 million in the quarter ended January 31, 2002. Revenues originating from businesses acquired during fiscal 2001 and the current fiscal year decreased 36% from $8.4 million in the prior year quarter to $5.4 million in the current quarter. Excluding the effect of acquisitions, revenues for optical components and subsystems decreased 47% from $48.6 million in the prior year quarter to $25.8 million in the current quarter while revenues for network test and monitoring systems decreased 40% from $7.8 million in the prior year quarter to $4.6 million in the current quarter.

        On a year-to-date basis, revenues decreased 23% from $136.6 million in the nine months ended January 31, 2001 to $105.2 million in the nine months ended January 31, 2002. This decline reflects a 33% decrease in optical components and subsystems from $116.4 million in the prior year period to $78.3 million in the current year and an increase of 34% in sales of network test and monitoring systems from $20.2 million in the prior year period to $26.9 million in the current year. Revenues originating from businesses acquired during fiscal 2001 and the current fiscal year increased by 74% from $11.3 million in the prior year period to $19.6 million in the current year. Excluding the effect of acquisitions, revenues for optical components and subsystems decreased 33% from $105.1 million in the prior year period to $70.3 million in the current year, while revenues for network test and monitoring systems decreased by 24% from $20.2 million in the prior year period to $15.3 million in the current year.

        Gross Profit.    Gross profit decreased from $23.6 million in the quarter ended January 31, 2001 to $2.5 million in the quarter ended January 31, 2002. Included in the calculation of gross profit is a charge for the amortization of acquired developed technology associated with the acquisition of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. Excluding this charge, gross profit decreased from $27.9 million in the prior year quarter to $9.3 million in the current quarter and, as a percentage of revenues, from 43.0% in the prior year quarter to 26.0% in the current quarter. The lower gross margin primarily reflects overcapacity relative to current revenue volume due to a significant decrease in demand for our products brought on by the worldwide economic downturn.

        On a year-to-date basis, gross profit decreased from $52.0 million in the nine months ended January 31, 2001 to a loss of $23.5 million in the nine months ended January 31, 2002. Included in the calculation of gross profit for the year is a charge for the amortization of acquired developed technology associated with the acquisition of several businesses and a charge related to an evaluation of our inventory position at the end of the first quarter of fiscal 2002, principally with respect to a sudden and significant decrease in demand for our optical components and subsystems for which we recorded a charge of $29.2 million for excess or obsolete inventories. This excess inventory charge was calculated based on inventory levels in excess of forecasted demand over a 12-month period for each specific product. Excluding these charges, gross profit decreased from $57.1 million in the prior year period to $26.0 million in the current year. As a percent of revenue excluding these charges, gross profit decreased from 41.8% in the prior year period to 24.7% in the current year. The lower gross margin primarily reflects overcapacity relative to current revenue volume.

        Research and Development Expenses.    Research and development expenses increased 22% from $10.3 million in the quarter ended January 31, 2001 to $12.5 million in the quarter ended January 31, 2002. On a year-to-date basis, research and development expenses increased 84% from $20.9 million in the nine months ended January 31, 2001 to $38.5 in the nine months ended January 31, 2002. These increases were primarily related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs, as well as additional costs due to including the operations of Sensors Unlimited, Demeter Technologies, Shomiti

Systems, and Transwave Fiber. Research and development expenses as a percent of revenues increased from 15.8% in the quarter ended January 31, 2001 to 35.0% in the quarter ended January 31, 2002 and, for the year-to-date period, increased from 15.3% in the prior year period to 36.6% in the current year.

        Sales and Marketing Expenses.    Sales and marketing expenses increased 5% from $5.1 million in the quarter ended January 31, 2001 to $5.4 million in the quarter ended January 31, 2002. On a year-to-date basis, sales and marketing expenses increased 41% from $11.3 million in the nine months ended January 31, 2001, to $15.9 million in the nine months ended January 31, 2002. These increases were primarily due to increases in the number of direct sales and marketing personnel and the additional expenses associated with including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber. Sales and marketing expenses as a percent of revenues increased from 7.9% in the quarter ended January 31, 2001 to 14.9% in the quarter ended January 31, 2002 and, for the year-to-date period, increased from 8.3% in the prior year period to 15.1% in the current year.

        General and Administrative Expenses.    General and administrative expenses increased 61% from $3.3 million in the quarter ended January 31, 2001 to $5.4 million in the quarter ended January 31, 2002. The increase in the current quarter was primarily related to a charge of $1.3 million related to bad debt expense and an allowance for doubtful accounts. On a year-to-date basis, general and administrative expenses increased 129% from $6.4 million in the nine months ended January 31, 2001 to $14.7 million in the nine months ended January 31, 2002. This increase was primarily related to including the operations of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems and Transwave Fiber, in addition to higher compensation expense resulting from higher manpower levels, and increased expenses for professional services, primarily legal and accounting services. General and administrative expenses as a percent of revenues increased from 5.1% in the prior year quarter to 14.9% in the current quarter and, for the year-to-date period, increased from 4.7% in the prior year period to 14.0% in the current year.

        Amortization of Deferred Stock Compensation.    Amortization of deferred stock compensation was approximately unchanged in the quarter ended January 31, 2002 compared to the prior year quarter. On a year-to-date basis, amortization of deferred stock compensation increased 82% from $5.3 million in the nine months ended January 31, 2001 to $9.7 million in the nine months ended January 31, 2002. For the nine months ended January 31, 2002, amortization was comprised of $2.0 million related to the issuance of stock options prior to the Company's initial public offering in November 1999 and $7.7 million related to the amortization of deferred stock compensation associated with the acquisition of Sensors Unlimited, Demeter Technologies, Medusa Technologies and Shomiti Systems during fiscal year 2001, and Transwave Fiber during the first quarter of fiscal 2002.

        Acquired In-Process Research and Development.    In the prior year quarter ended January 31, 2001 a non-cash charge totaling $5.8 million was recognized for the purchase of in-process research and development related to the acquisition of Demeter Technologies. No charges were recorded in the most recent quarter. On a year-to-date basis, the charge for acquired in-process research and development decreased from $28.8 million in the nine months ended January 31, 2001, to $2.7 million in the nine months ended January 31, 2002. The charge in the current fiscal year represents that portion of the total purchase consideration for Transwave Fiber during the first quarter ended July 31, 2001, associated with new products currently in development.

        Amortization of Goodwill and Other Purchased Intangibles.    In conjunction with the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems, and Transwave Fiber, the Company recorded a total of approximately $745.2 million in goodwill and intangible assets which will be amortized over the next three to five years. As a result, amortization charges increased from $22.5 million in the quarter ended January 31, 2001 to $32.8 million in the quarter ended

January 31, 2002. On a year-to-date basis, amortization charges increased from $27.5 million in the nine months ended January 31, 2001 to $95.0 million in the nine months ended January 31, 2002.

        Other Acquisition Costs.    Other acquisition costs decreased from $573,000 in the quarter ended January 31, 2001, to $282,000 in the quarter ended January 31, 2002. On a year-to-date basis, other acquisition costs increased from $1.1 million in the nine months ended January 31, 2001, to $2.4 million in the nine months ended January 31, 2002, primarily due to a charge of $1.7 million for costs incurred prior to the termination of an agreement to acquire Marlow Industries during the quarter ended July 31, 2001.

        Interest Income (Expense), Net.    Interest income, net of interest expense, decreased from $3.2 million in the quarter ended January 31, 2001, to a net interest expense of $850,000 in the quarter ended January 31, 2002. On a year-to-date basis, interest income, net of interest expense, decreased from $11.7 million in the nine months ended January 31, 2001, to $1.2 million in the nine months ended January 31, 2001. The decrease in interest income was primarily the result of a decrease in cash balances available for investment as a result of increased cash outlays associated with acquisitions; minority investments; plant, property, equipment and improvements; and working capital requirements during the last twelve months, and higher interest expense related to the issuance of $125 million in convertible subordinated notes in October 2001. In addition, included in interest expense is $1.3 million representing the current quarter's amortization of the beneficial conversion feature described in Note 11 to the consolidated condensed financial statements.

        Other Income (Expense), Net.    Other income, net of other expense, decreased from a net income of $497,000 in the quarter ended January, 31, 2001, to a net expense of $87,000 in the quarter ended January 31, 2002. On a year-to-date basis, other income, net of expense, decreased from a net income of $454,000 in the nine months ended January 31, 2001, to a net expense of $4.4 million in the nine months ended January 31, 2002. The decrease in the current quarter from the prior year is due primarily to the loss of income received from the sublease of a portion of the company's facilities which terminated in the second quarter ended October 31, 2001. On a year-to-date basis, the net expense of $4.4 million primarily reflects a gain of $7.7 million related to a development contract with ONI Systems, Inc. (ONI), which was more than offset by a charge for the impairment in the carrying value of 488,624 shares of common stock held in ONI during the second quarter ended October 31, 2001, totaling $13 million.

        Provision for Income Taxes.    The provision for income taxes decreased from $1.3 million in the quarter ended January 31, 2001 to a benefit of $3.4 million in quarter ended January 31, 2002. On a year-to-date basis, the provision for income taxes decreased from $5.9 million in the nine months ended January 31, 2001 to a benefit of $27.1 million in the nine months ended January 31, 2002. The effective tax rate was 13% year-to-date, which differed from the expected rate for a tax benefit on the loss in the periods primarily due to goodwill that is non-deductible for tax purposes. In the prior year period, the tax provision of $5.9 million against a pretax loss of $37.3 million for the nine months ended January 31, 2001, differed from the expected statutory rate primarily due to non-deductible in-process research and development expenses and goodwill that is non-deductible for tax purposes.

        We have established a valuation allowance for a portion of the gross deferred tax assets. The valuation allowance at January 31, 2002 reduces net deferred tax assets by amounts related to stock option deductions and other deferred tax assets that we deemed that may not be realizable at year end. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance when realized will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized. To the extent that we continue to record a loss from operations, we anticipate that we will not record any further tax benefit as a result of such losses as of the start of the next fiscal year.

Contractual Obligations and Commercial Commitments

        Future minimum payments under non-cancelable contractual obligations and standby repurchase obligations are as follows as of January 31, 2002 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Long term debt interest	$44,298	$6,563	$13,125	$13,125	$81,485
Long term debt	125,000	—	—	—	125,000
Operating leases	11,827	2,880	7,763	1,184	—
Total contractual cash obligations	$181,125	$9,443	$27,451	$14,309	$129,922

        Long term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

        Long term interest consists of interest on long term convertible notes at 5.25%. We have previously purchased and pledged to the collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes.

        Operating leases consist of base rents for facilities we occupy at various locations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amount Committed	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby repurchase obligations	$11,154	$11,154	—	—	—
Total commercial commitments	$11,154	$11,154	—	—	—

        Standby repurchase obligations consist of materials purchased and held by subcontractors from or on behalf of the Company to fulfill the subcontractor's purchase order obligations at their facilities. The Company has accrued $5.8 million of these commitments in our financial statements.

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

        As of January 31, 2002, our principal sources of liquidity were $158.7 million in cash, cash equivalents and short-term investments. Restricted investments totaling $19.1million are classified elsewhere as either short-term or long-term assets reflecting interesting payments for the first three years on $125 million of convertible subordinated notes issued in October, 2001.

        Net cash used in operating activities totaled $33.7 million in the nine month period ended January 31, 2002, primarily the result of net losses totaling $178.5 million offset in part by total depreciation and amortization charges of $133.8 million and a reduction in working capital requirements totaling $21.0 million with respect to accounts receivable and net inventory. Net cash used in operating activities totaled $33.9 million in the nine months ended January 31, 2001, and was primarily the result of added working capital requirements totaling $57.3 million with respect to accounts receivable and inventory. The prior year buildup of working capital coincided with a peak in revenues for the prior period totaling $64.8 million.

        Net cash used in investing activities totaled $38.8 million in the nine month period ended January 31, 2002, and consisted primarily of purchases of property, plant, equipment and improvements of $42.7 million, purchases of restricted securities of $18.9 million, and an investment in a new startup totaling $12.1 million of which $5.0 million was in equity and $7.1 million in the form of a loan, partially offset by the $23.7 million of net proceeds from the sales of short term investments and from the $12.8 million net proceeds from the sale of a product line. Net cash used in investing activities of $113.1 million in the nine month period ended January 31, 2001, consisted primarily of purchases of property, plant, equipment and improvements of $54.2 million, purchases of short term investments totaling $17.5 million which generally mature greater than 90 days from the initial date of purchase and the acquisition of subsidiaries, net of cash assumed of $26.8 million, and investment in new startups totaling $14.6 million.

        Net cash provided by financing activities totaled $124.4 million in the nine month period ended January 31, 2002, and consisted primarily of net proceeds from the sale of $125 million of convertible subordinated notes. Net cash provided by financing activities in the nine months ended January 31, 2001, reflected net proceeds to us of $5.3 million from the exercise of employee stock options, net of loans and repurchase of unvested shares less the repayment of a bank loan totaling $1.2 million.

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

        We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. During the six months ended July 31, 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers due primarily to the general economic slowdown. As a result, our revenues declined on a sequential basis during the quarters ended April 30, 2001 and July 31, 2001 in comparison to the previous quarter. While revenues increased slightly during the quarters ended October 31, 2001 and January 31, 2002, it is likely that in some future quarters our operating results may again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Our business and future operating results are subject to a wide range of uncertainties arising out of the recent terrorist attacks

        Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of continuing or escalated military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

        —    increased risks related to the establishment and operations of our new manufacturing facility in Malaysia;

        —    greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

        —    the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

Our success is dependent on the continued development of the emerging high-speed LAN, SAN and MAN markets

        Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. In particular, during 2001 the general economic slowdown resulted in a slower than expected build out of LANs, SANs and MANs which resulted in reduced demand for the data networking and storage products of our customers, and consequently hurt our sales. If the economic slowdown continues or worsens, or if the markets for high-speed LANs, SANs or MANs for any other reason fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

        A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to our top three customers represented approximately 54% of total revenues in fiscal 1999, 55% in fiscal 2000, 48% in fiscal 2001 and 32% in the nine months ended January 31, 2002. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

        The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. We experienced reduced orders, and in some cases cancellations of existing orders, from our customers during the last quarter of fiscal 2001 and the first quarter of fiscal 2002. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet our customers' needs

        Typically, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

        —    our customers can stop purchasing our products at any time without penalty;

        —    our customers are free to purchase products from our competitors; and

        —    our customers are not required to make minimum purchases.

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

        —    changing product specifications and customer requirements;

        —    difficulties in hiring and retaining necessary technical personnel;

        —    difficulties in reallocating engineering resources and overcoming resource limitations;

        —    difficulties with contract manufacturers;

        —    changing market or competitive product requirements; and

        —    unanticipated engineering complexities.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

        The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies AG, JDS Uniphase Corporation (which recently acquired the optical transceiver business of International Business Machines Corporation), Luminent, Inc., Molex Premise Networks, Optical Communications Products, Inc., Picolight Inc. and Stratos Lightwave, Inc. (formerly Methode Electronics). For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Xyratex International and Network Associates, Inc. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

Patent litigation

        On March 1, 2002, Rockwell Automation Technologies, Inc. ("Rockwell AT"), a manufacturer of electronic component devices, filed a lawsuit against us, our subsidiary, Sensors Unlimited and other manufacturers, Optronics International Corporation, MRV Communications, Inc., Luminent Inc., Zarlink Semiconductor (U.S.), Inc. f.k.a. Mitel Corporation, GPD Optoelectronics Corporation, Tyco Electronics Corporation, and Motorola, Inc., alleging that we either used some of the metal organic chemical vapor deposition ("MOCVD") wafers purchased from IQE (Europe), Ltd f.k.a. Epitaxial Products International, Ltd ("IQE") or others and or fabricated ourselves that were manufactured by a process that infringed on one or more claims on one expired patent originally issued to Rockwell International Corporation in 1983. Rockwell International assigned the right, title and interest in the patent to Rockwell Science Center, L.L.C., who, in turn, assigned the patent to Rockwell Technologies, LLC, who in turn assigned the patent to Rockwell AT.

        The complaint seeks relief and monetary damages. The Company believes that the allegations against the Company and its subsidiary are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

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

We depend on contract manufacturers for a substantial portion of our assembly requirements, and if these manufacturers fail to provide us with adequate supplies of high-quality products, our competitive position, reputation and business could be harmed

        We currently rely on four contract manufacturers for a substantial portion of our assembly requirements. We do not have long term contracts with any of these manufacturers. We have experienced delays in product shipments from contract manufacturers in the past, which in turn delayed product shipments to our customers. We may in the future experience similar delays or other problems, such as inferior quality and insufficient quantity of product, any of which could significantly harm our business. We cannot assure you that we will be able to effectively manage our contract manufacturers or that these manufacturers will meet our future requirements for timely delivery of products of sufficient quality and quantity. We intend to regularly introduce new products and product enhancements, which will require that we rapidly achieve volume production by coordinating our efforts with those of our suppliers and contract manufacturers. The inability of our contract manufacturers to provide us with adequate supplies of high-quality products or the loss of any of our contract manufacturers would cause a delay in our ability to fulfill orders while we obtain a replacement manufacturer and would significantly harm our business. If the demand for our products grows, we will need to increase our material purchases, contract manufacturing capacity and internal test and quality assurance functions. The inability to obtain adequate supplies of high-quality products from our contract manufacturers to enable us to fulfill orders to our customers during any period in which we experience production delays would harm our business.

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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks

        In addition to our facility in Malaysia, we rely on contract manufacturers located outside of the United States. Each of these facilities and manufacturers subjects us to the following additional risks associated with international manufacturing:

        —    unexpected changes in regulatory requirements;

        —    legal uncertainties regarding liability, tariffs and other trade barriers;

        —    inadequate protection of intellectual property in some countries;

        —    greater incidence of shipping delays;

        —    greater difficulty in overseeing manufacturing operations;

        —    potential political and economic instability; and

        —    currency fluctuations.

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

Recent and future acquisitions and strategic investments could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

        Between October 2000 and May 2001, we completed the acquisitions of five privately-owned companies, and have made minority equity investments in early-stage technology companies, totaling $41.5 million, including a loan of $7.1 million to one in which we also have a minority position. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. We also intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships.

        In four of our five acquisitions, we issued shares of our common stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with two of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future acquisitions has or would dilute our stockholders' percentage ownership.

        Other risks associated with acquiring the operations of other companies include:

        —    problems assimilating the purchased operations, technologies or products;

        —    unanticipated costs associated with the acquisition;

        —    diversion of management's attention from our core business;

        —    adverse effects on existing business relationships with suppliers and customers;

        —    risks associated with entering markets in which we have no or limited prior experience; and

        —    potential loss of key employees of purchased organizations.

We cannot assure you that we will be successful in overcoming problems encountered in connection with our recent or future acquisitions, and our inability to do so could significantly harm our business.

        We have little or no influence over the early-stage companies in which we have made or may make strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives could result in a loss of all or part of our invested capital.

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

Continued growth will strain our operations and require us to incur costs to upgrade our infrastructure

        We experienced a period of sustained growth through the third quarter of fiscal 2001 which placed a significant strain on our resources. Although we experienced a significant decline in revenues during the two subsequent quarters and only slight revenue growth in the quarters ended October 31, 2001 and January 31, 2002, we plan to continue to expand our operations in anticipation of future growth. If we fail to properly manage our expected growth effectively, we may make mistakes in operating our business, such as inaccurate sales forecasting, material planning and reporting, which may result in fluctuations in our operating results and cause the price of our stock to decline. In order to manage our growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we cannot manage growth effectively, our business could be significantly harmed.

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

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products

        The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved in a series of related patent infringement lawsuits. For a more detailed discussion of these lawsuits, please refer to "Business—Legal Proceedings." In addition, from time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control

        As of January 31, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 65.4 million shares or approximately 33% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

        —    authorizing the board to issue additional preferred stock;

        —    prohibiting cumulative voting in the election of directors;

        —    limiting the persons who may call special meetings of stockholders;

        —    prohibiting stockholder actions by written consent;

        —    creating a classified Board of Directors pursuant to which our directors are elected for staggered three-year terms; and

        —    establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

Our headquarters and a portion of our manufacturing operations are located in California where natural disasters may occur

        Currently, our corporate headquarters and a portion of our manufacturing operations are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our and certain of our contract manufacturers' property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

        Our future revenues are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

        The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. As of January 31, 2002, we had invested $33.2 million in seven privately held companies and extended a loan for $7.1 million to a company in which we also have a minority position. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $227,000 impact on the value of these securities as of January 31, 2002.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Patent litigation—Methode Electronics/ Stratos Lightwave

        In April 1999, Methode Electronics, a manufacturer of electronic component devices, filed a lawsuit against us and another manufacturer, Hewlett-Packard Co., alleging that our optoelectronic products infringe four patents held by Methode. The original complaint sought monetary damages and injunctive relief. Methode subsequently amended its complaint to add another manufacturer as an additional defendant, to allege infringement of a fifth Methode patent and to allege that we breached our obligations under a license and supply agreement with Methode by failing to provide Methode with unspecified information regarding new technology related to the products licensed under the agreement. The amended complaint sought additional compensatory damages of at least $224.3 million plus interest for the alleged breach of contract. On June 5, 2000, Methode transferred the patents at issue in the litigation, as well as a number of other patents, to Stratos Lightwave LLC, and on June 21, 2000, Stratos Lightwave LLC transferred the same patents to Stratos Lightwave, Inc. Stratos Lightwave, Inc. was added to the lawsuit as an additional plaintiff. In September 2000, Methode and Stratos Lightwave filed a second lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of a sixth patent, which issued in August 2000. This patent was a reissue of a previous patent that was the parent of four of the five patents that were the subject of the original lawsuit filed by Methode against Finisar. In January 2001, Methode and Stratos

Lightwave filed a third lawsuit against us in the United States District Court for the Northern District of California, alleging that our optoelectronic products infringed a seventh patent, which issued in July 1998. This patent was not directly related to the patents at issue in the first two lawsuits, but instead was directed to different aspects of the same optoelectronic products that were alleged by Methode and Stratos Lightwave to be present in the same optoelectronic products that were in dispute in the other lawsuits. In July 2001, Stratos Lightwave filed a fourth lawsuit against us in the United States District Court for the Northern District of California, alleging infringement of two new patents, both of which were related to patents at issue in the original and second lawsuits. The claims against Hewlett-Packard were dismissed in May 2001 pursuant to a settlement agreement between Hewlett-Packard, Methode and Stratos Lightwave.

        On February 22, 2002, Finisar, Methode, and Stratos entered into an agreement under which they dismissed their claims against one another and released each other from claims pending prior to the agreement, including our claims of ownership and inventorship and Methode's and Stratos' claims of patent infringement and damages. The parties agreed that the terms of their settlement would remain confidential. However, neither party believes that the agreement will have a material adverse effect on its business or financial condition.

Patent litigation—Rockwell Automation Technologies, Inc.

        On March 1, 2002, Rockwell Automation Technologies, Inc. ("Rockwell AT"), a manufacturer of electronic component devices, filed a lawsuit against us, our subsidiary, Sensors Unlimited and other manufacturers, Optronics International Corporation, MRV Communications, Inc., Luminent Inc., Zarlink Semiconductor (U.S.), Inc. f.k.a. Mitel Corporation, GPD Optoelectronics Corporation, Tyco Electronics Corporation, and Motorola, Inc., alleging that we used some of the metal organic chemical vapor deposition ("MOCVD") wafers purchased from IQE (Europe), Ltd f.k.a. Epitaxial Products International, Ltd ("IQE") or others and/or fabricated wafers ourselves that were manufactured by a process that infringed on one or more claims on one expired patent originally issued to Rockwell International Corporation in 1983. Rockwell International assigned the right, title and interest in the patent to Rockwell Science Center, L.L.C., who, in turn, assigned the patent to Rockwell Technologies, LLC, who in turn assigned the patent to Rockwell AT.

        The complaint seeks monetary damages. The Company believes that the allegations against the Company and its subsidiary are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

Item 6: Exhibits and Reports on Form 8-K

(a)
The following exhibits have been filed with this report:

  None.

(b)
Reports on Form 8-K:

  None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 13, 2002	FINISAR CORPORATION
	By:	/s/ JERRY S. RAWLS Jerry S. Rawls President and Chief Executive Officer
	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Vice President, Finance and Chief Financial Officer

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended January 31, 2002
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES