Form 10-K
period 2002-04-30
FINISAR CORP
filed 2002-07-29
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common stock, $.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $244,273,284 based on the closing sales price of such stock as reported on the Nasdaq Stock Market on such date of $2.37 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of June 28, 2002, there were 197,112,602 shares of the registrant's common stock, $.001 par value, issued and outstanding.

        Portions of the Proxy Statement for the annual meeting of stockholders are incorporated into Part III.

INDEX TO ANNUAL REPORT ON FORM 10
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

  •
  the possibility of lower prices, reduced gross margins and loss of market share due to increased competition; and

  •
  increased demands on our resources due to anticipated growth, the integration of several companies and product lines that we have acquired, and cost reductions which may further reduce our available resources.

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

Overview

        We are a leading provider of fiber optic subsystems and network performance test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances, physical mediums and configurations. We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating their equipment designs and to networking and storage operators for testing, monitoring and trouble shooting the performance of their systems. We sell our products to leading storage equipment manufacturers such as Brocade, EMC and Emulex as well as to leading data networking equipment manufacturers such as Cisco Systems, Extreme Networks and Foundry Networks.

        Since October 2000, we have acquired five privately-held companies and certain assets from two other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During the fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property, from New Focus, Inc., related to the New Focus passive optical components business. These acquisitions have broadened our product offerings and provided us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and accelerate the product development cycle.

Industry Background

        The ubiquity of computing by businesses, organizations and individuals worldwide and the need to interconnect multiple computing and storage devices to enable widespread communications has given rise to the multi-billion dollar computer networking and storage industries. The rapid growth in the number of corporate and residential users accessing communications networks and the proliferation of new applications designed for electronic commerce, communications and entertainment has resulted in the digitization and accumulation of enormous amounts of data. A study released by IDC in May 2002 predicts that the amount of data stored by business enterprises alone will increase at a compound growth rate of over 70% per year from 2002 through 2006. In addition, the value of much of this data has and will become increasingly mission-critical to business enterprises and other organizations which must ensure that it is accessible on a continuous and reliable basis by employees, suppliers and customers over a diverse geographic area. The need to quickly transmit, store and retrieve large blocks of data across these networks in a cost-effective manner has resulted in large-scale equipment expenditures by enterprises and service providers to expand the capacity, or bandwidth, of their network and storage infrastructures using fiber optic transmission technology.

        While studies suggest that the long-term demand for digital fiber optic systems used to upgrade LANs, SANs and MANs will continue to grow at a rapid pace, the growth in demand for these products slowed during the past year in comparison to previous years. This slowdown is the result of a combination of factors, including an accumulation of excess inventory and a reduction in spending by business enterprises due to adverse economic conditions.

  Evolution of Data Networks and Storage Networks

        Data networks are frequently segregated by the distance they span and by the hardware and software protocols used to transport the data. The major network segments are frequently referred to as MANs, LANs, SANs and wide area networks, or WANs. The technologies used to build these networks are continuously evolving but retain a common thread—the growing use of digital fiber optics and multiple wavelengths to increase capacity and performance.

        Digital Fiber Optics.    Digital fiber optic transmission technology was originally developed for use in WANs to increase the capacity and performance of long distance telecommunications networks. In contrast, early LANs, SANs and MANs, with their relatively limited performance requirements, short connection distances and low transmission speeds, did not require the performance capabilities of fiber optics. Systems on these networks were generally interconnected using copper cabling or twisted pair wire.

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

        Until the mid-1990s, most WAN networks relied on a single wavelength of light to carry the digital information to be transmitted between various points on the network. With the introduction of dense wavelength division multiplexing, or DWDM, multiple wavelengths of light could be combined or multiplexed onto a single fiber, thus enhancing the capacity of these networks without the added cost associated with laying new fiber in the ground. While the use of DWDM has limited applications for MANs, the use of coarse wavelength division multiplexing, or CWDM, to combine or multiplex fewer wavelengths promises to provide additional bandwidth on more economical terms to MANs, where cost is a more important factor.

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

        As deployment of LANs increased, Ethernet has become the predominant LAN technology. As bandwidth needs and server processing power increased and larger numbers of users strained the early LAN infrastructure, Ethernet technology evolved from the original 10 megabits per second, or Mbps, version to 100 Mbps Fast Ethernet. In response to continually increasing bandwidth and performance requirements, Gigabit Ethernet technology, which operates at 1,000 Mbps, was introduced in 1998. The Dell O'ro Group estimates that Gigabit Ethernet ports shipped will increase from 4.8 million in 2001 to over 40 million in 2006, representing a compound annual growth rate of 54%. Most of the Gigabit Ethernet ports being shipped currently rely on fiber optic subsystems which allow data to be transmitted accurately, at very high speeds and over long distances. However, Morgan Stanley estimates that the percentage of ports sold using copper-based technology is expected to grow from the current rate of approximately 15% to 40% by 2006, as Gigabit Ethernet expands to the desktop. Although the transmission speeds currently offered by Gigabit Ethernet are expected to meet the increasing bandwidth needs of enterprise and service provider networks for the near future, manufacturers have begun to develop networking systems with per-port transmission speeds of 10 gigabits per second, or Gbps, ten times faster than Gigabit Ethernet. Because of the scalability and migration capacity built into the Gigabit Ethernet protocol, manufacturers developing these systems are able to leverage this standard much as they did when they migrated from 100 Mbps Fast Ethernet to 1,000 Mbps Gigabit Ethernet. This next generation of high-speed networking systems will require even higher performance fiber optic subsystems.

        Fibre Channel and Storage Area Networks.    Like data networking technology, data storage technology has evolved rapidly over the past decade. Traditionally, storage devices were connected to a single server and LAN in close proximity using a standard interface protocol known as the Small Computer Systems Interface, or SCSI. SCSI currently allows storage devices and servers to communicate at a maximum speed of 160 megabytes per second, over a maximum transmission distance of 12 meters and supports a maximum of 16 devices on a single bus. Although these distances and speeds were sufficient for early storage applications, SCSI has become a limiting technology for emerging storage applications, which require networking at high speeds over long distances and need to interconnect large numbers of users.

        With the evolution of the Internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the dominant cost of a typical information technology department. This in turn has created a demand for faster, more efficient interconnection of data storage systems with servers and LANs. Contributing to this demand are:

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

        Fibre Channel-based SANs provide many benefits, including transmission speeds comparable to high-speed LANs and transmission distances which allow broader sharing of resources. SANs also enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. In May 2002, IDC projected that the number of ports shipped in Fibre Channel systems, including switches, storage arrays and host bus adapters, or HBAs, will increase from 2.1 million in 2001 to 8.1 million in 2006, representing a compound annual growth rate of 31%. Most of these ports will rely on fiber optic subsystems to transmit and receive data at very high speeds with high accuracy, and often over long distances. Manufacturers of Fibre Channel-based SAN systems have recently begun shipping the latest generation of SAN products with speeds of 2.125 Gbps, twice as fast as previous Fibre Channel speeds. Like Gigabit Ethernet, the Fibre Channel protocol is scalable, allowing for the potential development of systems with speeds of over 10 Gbps.

        Recently, the Internet Small Computer System Interface, or iSCSI, has emerged as an alternative to the Fibre Channel protocol to facilitate data transfers over intranets and to manage storage over long distances. However, iSCSI is not designed for replication and disaster recovery where Fibre Channel provides the capability to move very large amounts of data quickly over an IP link.

        Metropolitan Access Networks.    The need for increased bandwidth is also increasing the demand for high-speed connectivity in MANs. The deployment of DWDM-based systems has resulted in a 12,000% increase in capacity for long-haul networks since early 1997. Over the same period, the transmission of data within buildings and corporate campus networks has increased to gigabit speeds. However, connecting these islands of data is a "copper straw" where transmission rates are reduced to megabits per second or slower over a combination of twisted pair wire, T-1 lines, frame relay and wireless links. The opportunities and technical challenges represented by this problem are considerable. Previous technologies used to upgrade WANs, such as DWDM, will likely be too costly to deploy in MANs on any large scale. Instead, new technologies that use more cost-effective coarse wavelength division multiplexing, or CWDM, are likely to be preferred in most of these networks, with DWDM deployed on a more limited basis where network congestion is particularly severe.

        CATV networks are increasingly being viewed as an alternative means of providing access to a broader range of communication services within metropolitan areas. With the rapid growth in Internet-related services, the demand for two-way interactive CATV services has also increased. We believe that the transformation of a one-way broadcast network to a two-way interactive network suitable for delivering advanced residential services such as video-on-demand or high-speed data services to businesses will ultimately require the use of digital fiber optics in conjunction with CWDM technologies in addition to or instead of the analog signal technologies used to build most of today's CATV network infrastructure. The advantages of digital transmission over analog transmission include lower electrical noise, the ability to manipulate digital signals to provide enhanced services and the fact that, unlike analog signals which lose strength over distance, digital signals remain stable over distance without any signal degradation. The use of digital fiber optic solutions to upgrade CATV networks is in an early stage of development.

  Demand for High-Speed Data Communication Test Systems

        The design and development of data and storage networking systems require extensive testing to ensure system performance and reliability. As new, highly complex transmission protocols such as Gigabit Ethernet and Fibre Channel have emerged, system testing has become more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. Other new technologies are continually being developed, such as the iSCSI transmission protocol, which is being engineered to interconnect users with other storage devices on the network, much like Fibre Channel. In the past, many systems manufacturers designed their own test equipment each time they developed a new product. However, as the pace of technological change has accelerated, the performance requirements of data communications systems have increased and competition has afforded shorter market windows within which manufacturers can develop and introduce new products. Thus, system manufacturers have increasingly focused on the design and development of their own products and turned to specialized independent suppliers for state-of-the-art test equipment. As Ethernet and Fibre Channel-based systems reach even higher transmission speeds and new standards like Infiniband and iSCSI emerge, the internal development of test equipment by systems manufacturers will become more challenging, further increasing the demand for high performance, easy-to-use test systems from independent suppliers.

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

  •
  Manufacturers of high speed networking equipment require optical subsystems that support a wide range of transmission distances, protocols, applications and form factors; and

  •
  Compliance with standards set by the Federal Communications Commission, or FCC, for electromagnetic interference emissions, or EMI, is significantly more difficult to achieve at higher data rates.

        To date, we believe that only a limited number of companies have developed the specialized expertise required to engineer optical components, subsystems and test systems which meet the requirements of manufacturers of high-speed data networking and storage systems.

The Finisar Solution

        We are a leading provider of fiber optic subsystems and network performance test and monitoring systems which enable high-speed data communications over LANs, SANs and MANs. We are focused on providing high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet and

Fibre Channel protocols. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances, and physical configurations. We also provide unique network performance test and monitoring systems to original equipment manufacturers for testing and validating their equipment designs and to networking and storage operators for testing, monitoring and troubleshooting the performance of their systems. Our products provide the following key benefits to manufacturers of high-speed data networking and storage systems:

        Value-Added Functions and Intelligence.    Our high-speed fiber optic subsystems are engineered to provide our customer with value-added functionality beyond the basic capability of enabling high-speed transmission. Many of our optical subsystems include a microprocessor containing specially-developed software that allows customers to monitor the optical performance of each port on their systems in real time. In addition, many of our subsystems are engineered to automatically recognize different versions of the Fibre Channel protocol and to interoperate with our customers' older, installed networking systems, often referred to as legacy systems. Real-time monitoring and interoperability are particularly important in the Gigabit Ethernet LAN and Fibre Channel SAN markets where reliability and time to market are critical. Our test systems also contain value-added software functions that permit users to simulate and track errors.

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

        High Reliability.    We design all of our optical subsystems to provide the high reliability required for data networking and storage applications that are critical to an enterprise. Using standard statistical methodology and testing, we have been able to predict that some of our products can be expected to operate reliably for up to 40 million hours. Our subsystems are engineered to operate with minimal power requirements thereby increasing product life, and to function across a wide range of temperatures and voltages. This reliability and flexibility have allowed our subsystems to be designed into the products of manufacturers who provide systems for a variety of mission-critical applications. In addition, because our subsystems emit lower levels of electromagnetic interference, or EMI, than the standards set by the FCC, we offer manufacturers greater flexibility in the design of their systems and integration of other components and subsystems.

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

        Broad Test System Product Line.    We offer a broad line of test systems to assist our customers in efficiently designing reliable, high-speed networking systems and testing and monitoring the performance of network performance test systems for Fiber Channel and Ethernet-based networks. We believe our test systems enable our customers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market.

Strategy

        Our objective is to be the leading provider of fiber optic components and subsystems and test systems to manufacturers of high-speed data networking and storage systems. Key elements of our strategy include the following:

        Maintain Technology Leadership in High-Speed Fiber Optic Transmission.    We have been focused on the development of fiber optic subsystems since 1988. Current Finisar employees were actively involved in the original development of the Fibre Channel standard and, more recently, in the development and implementation of Gigabit Ethernet and the emerging iSCSI protocol. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. For example, we have designed new products to support emerging technologies such as 10 Gbps Ethernet and have begun shipping products for the 2 Gbps Fibre Channel protocol. We are also focused on increased product integration to enhance the price/performance capabilities of our products. An example of this product integration is our new line of products for MANs using CWDM that combine passive optical technology, obtained in our acquisition of Transwave Fiber, with our optical subsystems. We believe that these products have the potential to change the network architectures currently used for MANs.

        Leverage Core Competencies Across Multiple, High-Growth Markets.    We believe that fiber optic technology will increasingly become the transmission technology of choice for multiple high-growth data communication markets, including Gigabit Ethernet-based LANs and MANs, and Fibre Channel-based SANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols such as Gigabit Ethernet and Fibre Channel can be leveraged into leadership positions as these technologies are extended across multiple markets and applications.

        Strengthen and Expand Customer Relationships.    Over the past 13 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets. We have recently established new customer relationships with several emerging Gigabit Ethernet and Fibre Channel networking equipment manufacturers. We intend to expand our sales and marketing organization in order to establish new relationships with other key data communications network manufacturers.

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

        Acquire Critical Technologies.    The ability to develop innovative products frequently requires that we control the critical underlying technologies and core competencies to be used in the development process. This enhances our ability to speed the development process as well as to protect any intellectual property that might be created in the process. This has been the primary motivation for the acquisitions that we have completed to date. We acquired four companies during the fiscal year ended April 30, 2001, one company and certain assets of another company during the fiscal year ended April 30, 2002, and certain assets of another company in May 2002. We believe these acquisitions will enable us to respond more quickly to new market opportunities. We currently manufacture lasers through Demeter Technologies, photodiodes through Sensors Unlimited and passive components through Transwave Fiber. We believe that the acquisitions of Shomiti Systems and Medusa Technologies will enhance our position in testing and monitoring equipment for Fibre Channel, Gigabit Ethernet, iSCSI and FICON network protocols. The acquisition of AIFOtec Gmbh provides a unique capability to automate the assembly and testing of optical subassemblies. The acquisition of certain assets of New Focus broadens our product offering for passive optical components used for upgrading MANs and WANs. In addition, we have made minority investments in seven other companies during the last two fiscal years to give us access to additional technologies for developing new optical subsystems. We expect to continue to acquire new technologies that may enable us to introduce new innovative products, reduce our product cost or enhance our customer service.

        Develop Low Cost Manufacturing Capabilities.    We believe that new markets can be created by the introduction of new low cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. In each case, access to low-cost manufacturing resources are a key factor in the ability to offer a low-cost product solution. We have developed unique product designs and automated test processes that reduce the time to manufacture many of our products. During fiscal 2001, we developed relationships with a number of off-shore manufacturing companies to gain access to low-cost labor. In fiscal 2002, in order to be able to transfer additional processes off-shore while maintaining greater control over our intellectual property, we purchased a manufacturing facility in Ipoh, Malaysia. By the fourth quarter of fiscal 2002, most of our volume manufacturing was done at this new facility. We anticipate that we will continue to manufacture low volume products at our facilities in the U.S. while continuing to rely on third-party manufacturers for a portion of our overall manufacturing requirements.

Products

        In accordance with the guidelines established by the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that, beginning in fiscal 2001, we operate in two segments: optical components and subsystems; and network test and monitoring systems.

        We provide a broad line of complementary products within these two segments for high-speed data communications over Gigabit Ethernet LANs and MANs and Fibre Channel SANs.

  Optical Subsystems

        Optical data networks require optical subsystems that convert electrical signals into optical signals and back into electrical signals at high speeds. Our optical subsystems are integrated into our customers' systems and used for both short- and intermediate-distance fiber optic communications.

        Our family of optical subsystem products consists of transmitters, photodetectors, receivers and transceivers principally based on the Gigabit Ethernet and Fibre Channel protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Photodetectors and receivers incorporating photodetectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

        Our high-speed fiber optic subsystems are engineered to deliver value-added functionality and intelligence. Most of our optical subsystem products include a microprocessor with proprietary embedded software that allows customers to monitor transmitted and received optical power, temperature, drive current and other link parameters of each port on their systems in real time. In addition, our intelligent optical subsystems are used by many enterprise networking and storage system manufacturers to enhance the ability of their systems to diagnose and correct abnormalities in fiber optic networks.

        For storage applications which rely on the Fibre Channel standard, we introduced optical subsystems that double transmission speeds and began shipping these products in volume during the fourth quarter of fiscal 2002. Data networking applications based on the Gigabit Ethernet standard continue to rely on devices which transmit signals at 1Gbps. The capability to transmit signals at 10Gbps is currently being developed. However, we believe that the adoption of such technologies will not occur on any significant scale until calendar year 2003.

        We have introduced a full line of optical subsystems for MANs using CWDM technologies designed to deliver dramatic cost savings to optical networking manufacturers, compared to solutions based on DWDM. DWDM systems, which historically have been deployed for adding capacity in long-haul telecommunications networks, are typically designed for 32 or more wavelengths, spaced 1.6 nanometers apart, to transport data from point to point or in a ring configuration. CWDM systems typically use only eight wavelengths, spaced 20 nanometers apart. While offering additional capacity, DWDM systems are far more complex than CWDM subsystems and must be cooled, further adding to the cost of such systems. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. These CWDM subsystem products are in the early stages of deployment.

  Optical Components

        With the acquisitions of Sensors Unlimited, Demeter Technologies and Transwave Fiber, we gained access to active and passive components that can be utilized in designing and manufacturing new optical subsystems incorporating innovations arising from the integration of these newly acquired technologies.

        Sensors Unlimited provides expertise in indium phosphide semiconductor materials used in the production of positive intrinsic negative, or PIN, receivers at 2.5 and 10 Gbps, avalanche photodiodes, or APDs, which are used in our transceiver products to enhance their sensitivity and performance, and optical performance monitors, or OPMs, for monitoring wavelengths in DWDM systems.

        Demeter Technologies adds the capability for making Fabry Perot and distributed feedback, or DFB, lasers to be incorporated into our transceiver designs as well as to be sold into the merchant market. Fabry Perot lasers, which operate at 1.25 and 2.5 Gbps, were primarily sold to the merchant market during fiscal 2002. DFB lasers, which are typically used in higher performance applications, are planned for introduction in fiscal 2003. We plan to begin using both types of lasers in our transceiver products during fiscal 2003.

        Passive components designed by Transwave Fiber have been important in developing cost-effective transmission systems and OADMs used in wavelength division multiplexing subsystems to eliminate bandwidth bottlenecks and expand the performance of MANs. These products include wavelength division multiplexer couplers which are used to split and combine signals in optical network and isolator products. WDM couplers rely on the use of thin-film filters, fused fiber couplers, microlenses and/or special optical materials. Isolator products are used to cause light signals in a network to propagate in one direction within a network, but prevent that signal from returning in the opposite direction. These passive components were primarily used in our CWDM optical subsystems and were not sold to the merchant market during fiscal 2002.

        With the purchase of certain assets from New Focus in the first quarter of fiscal 2003, we have expanded our product offering of optical components to include circulators and interleavers. Circulators are similar to isolators in causing light in a system to flow in only one direction, but are different in that circulators incorporate multiple ports and use these multiple ports to perform routing functions within the network. We also produce tunable narrow-bandpass filters that are wavelength-tunable by voltage control. Interleavers provide a means of segregating wavelengths of light in DWDM systems such that they can be more easily controlled.

  Network Test and Monitoring Systems

        Our test and monitoring systems allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including InfiniBand and iSCSI.

        The test and monitoring systems sold for Fibre Channel applications consist principally of analyzers, generators, bit-error-rate testers, or BERTs, and "Jammer" systems sold to Fibre Channel development groups to quickly debug and test switches and disk array products. An analyzer is used to capture data traffic into a large memory buffer so that the data can be analyzed by developers to detect problems on a Fibre Channel network. A generator is used to generate Fibre Channel traffic to stress a Fibre Channel network and is typically used in combination with an analyzer. Our BERT product sends, receives, and compares bit patterns on a Fibre Channel network while the Jammer product injects errors into a Fibre Channel network in order to simulate how the network responds and recovers from such problems. In addition, our SAN Metrics product is the first product to deliver expert analysis for Fibre Channel networks in a field environment. SAN Metrics speeds an engineer through the troubleshooting process by automatically analyzing captured traces to identify problems. In response to the newly emerging technologies of Infiniband and iSCSI, we have developed an iSCSI analyzer and InfiniBand analyzer which enable our customers to develop new SAN products for multi-protocol environments. We provide testing, training and software development services primarily for Fibre Channel applications through our Medusa Labs facility.

        We also build LAN analyzers and monitoring systems for Gigabit Ethernet networks which are used by network administrators to monitor and troubleshoot their networks. The analyzer captures Ethernet traffic while our Surveyor Expert examines the captured traffic to identify network problems. For Voice over Internet Protocol, or VoIP, applications, our Multi QoS product examines voice traffic on an Ethernet network and builds a table of quality metrics for each call. Our recently announced product for wireless networks, Surveyor Wireless, captures Ethernet wireless traffic for analysis, troubleshooting, and monitoring.

Customers

        To date, our revenues have been principally derived from sales to equipment manufacturers who sell products for building and testing storage area networks. Sales to these customers accounted for 65% of our total revenues in fiscal 2000, 68% in fiscal 2001 and 66% in fiscal 2002. Sales to our top three customers represented approximately 55% of our total revenues in fiscal 2000, 48% in fiscal 2001 and 31% in fiscal 2002. Sales to our top three customers, Brocade, EMC Corporation and Emulex accounted for 20%, 17% and 11% of our total revenues, respectively, in fiscal 2001. Sales to our top two customers, EMC Corporation and Emulex, accounted for 11.9% and 11.4%, respectively, respectively, in fiscal 2002. No other customer accounted for 10% of revenues in either year.

Technology

        The development of high quality fiber optic components and subsystems and network performance test systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

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

        Optical Subsystem Design.    We have established ourselves as a low-cost design leader beginning with our initial Gbps optical subsystems in 1992. From that base we have developed new singlemode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging and designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

        Complex Logic Design.    Our network performance test equipment designs are based on field programmable gate arrays, or FPGAs. In recent customer trials, our newest products are being used to operate with clock frequencies of up to 125 megahertz, or MHz, and logic densities up to 1 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products.

        Software Technology.    We devote substantial engineering resources to the development of software technology for use in all of our product lines. We have developed software to control our test systems, analyze data collected by our test systems, and monitor, maintain, test and calibrate our optical subsystems. A majority of our software technology and expertise is focused on the use of object- oriented development techniques to develop software subsystems that can be reused across multiple product lines. We have created substantial intellectual property in the area of data analysis software for our Fibre Channel test equipment. This technology allows us to rapidly sort, filter and analyze large amounts of data using a proprietary database format. This database format is both hardware platform-independent and protocol-independent. This independence allows all of the software tools developed for our existing test products to be utilized in all of our new test products that collect data traces. Because the database format is also protocol-independent, new protocols can be added quickly and easily. Another important component of our intellectual property is our graphical user interface, or GUI, design. Many years of customer experience with our test products have enabled us to define a simple yet effective method to display complex protocols in clear and concise GUIs for intuitive use by engineers.

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

        Wafer Fabrication.    Following our acquisitions of Sensors Unlimited and Demeter Technologies we are developing new capabilities in indium phosphide integration. This compound semiconductor material system is useful for fabrication of laser diodes and photodiodes that operate at wavelengths between 1200 nanometers to 1700 nanometers. To date, we have developed a number of products based on access to wafer fabrication processing including Fabry Perot lasers and standard PIN and avalanche photodiodes, or APDs. Both lasers and photodiodes operate at 1, 2.5 and 10 Gbps.

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

Sales, Marketing and Technical Support

        We sell our products in North America through our direct sales force and a network of independent manufacturers' representatives. For sales of our optical components and subsystems, we utilize a direct sales force augmented by eight domestic manufacturers' representatives and 14 international resellers. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by nine domestic manufacturers' representatives and 26 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover.

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

        Our marketing efforts are focused on increasing awareness of our optical subsystems and test and monitoring systems product lines and our brand name. Key components of our marketing efforts include:

  •
  continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet and Fibre Channel technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts; and

  •
  leveraging major trade show events and LAN, SAN, and MAN conferences to promote our broad product lines.

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

Manufacturing

        During fiscal 2002, we transitioned most of our manufacturing, assembly and test operations from a number of Asia-based contract manufacturers to our own manufacturing facility in Malaysia which we purchased in May 2001. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility has allowed us to transfer more of our manufacturing processes to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control operations primarily at our facility in Sunnyvale, California, as well as at our subsidiaries' facilities located in Princeton, New Jersey and El Monte, California.

        We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process.

        Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs and DFP lasers. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

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

Research and Development

        In fiscal 2000, fiscal 2001 and fiscal 2002, our research and development expenses were $13.8 million, $33.7 million, and $54.4 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our different product lines and we have specific groups devoted to ASIC design and test, gigabit per second subsystem design, test equipment hardware and software design. In addition, our research and development also includes manufacturing engineer efforts whereby we examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

        We are currently undertaking development efforts for our product lines with emphasis on increasing reliability, integrity and performance, as well as value-added functions. Some examples of products that we are working on include 10 Gbps Ethernet and CWDM and inexpensive DWDM optical subsystems. We also intend to focus on increased product integration to enhance the price/performance capabilities of our products. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

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

        Although we have filed for a number of patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

        The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We were recently involved in a series of patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

        As of April 30, 2002, we employed approximately 1,750 full-time employees. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Factors That Could Affect Our Future Performance

        OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

        Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products and the Gigabit Ethernet and Fibre Channel standards, market demand for the products manufactured by our customers, the introduction of new products and manufacturing processes, manufacturing yields, competitive pressures and customer retention.

        We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. During the six months ended July 31, 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers due primarily to the general economic slowdown. As a result, our revenues declined on a sequential basis during the quarters ended April 30, 2001 and July 31, 2001 in comparison to the previous quarter. While revenues increased during the subsequent three quarters, it is likely that in some future quarters our operating results may again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancellable purchase commitments.

        We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. We experienced a significant rate of growth between the quarters ended July 31, 2000 and January 31, 2001, when quarterly revenues increased from $27.2 million to $64.8 million. Based on projected revenue trends, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products. During the subsequent two quarters, revenue decreased to $52.2 million in the quarter ended April 30, 2001, and $34.2 million during the quarter ended July 31, 2001, as our customers reduced their demand for our products due to general economic conditions and excess inventories purchased in prior quarters. As a result, we recorded charges for obsolete and excess inventories and non-cancelable purchase commitments during the quarters ended April 30, 2001, and July 31, 2001, which contributed to substantial operating losses. Although revenues have increased during the three quarters ended April 30, 2002, revenue in future quarters could again fall substantially below our expectations, in which event we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be reduced which could impact our future growth.

        We experienced a significant decline in revenues during the two quarters ended July 31, 2001 followed by three quarters of sequential growth in revenues along with an increase in operating losses due primarily to lower gross margins and continued increases in spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs.. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to manage our growth effectively, we must reduce our product costs, complete our new product development programs and penetrate new customers. If we cannot manage growth effectively, our business could be significantly harmed.

Our success is dependent on the continued development of the emerging high-speed LAN, SAN and MAN markets.

        Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. In particular, the general economic slowdown that began in 2001 has resulted in a slower than expected build out of LANs, SANs and MANs which, in turn, has resulted in reduced demand for the data networking and storage products of our customers, and consequently has hurt our sales. If the economic slowdown continues or worsens, or if the markets for high-speed LANs, SANs or MANs for any other reason fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

        A small number of customers have accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Sales to our top three customers represented approximately 55% of our total revenues in fiscal 2000, 48% in fiscal 2001 and 31% in fiscal 2002. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a writedown in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

We are subject to pending legal proceedings.

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, have filed a motion to dismiss the complaints. A hearing date on the motion has not been set. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

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

If we cannot successfully complete the transfer of our manufacturing processes at our new facility in Malaysia and improve our manufacturing yields, our results of operations will be harmed.

        We have recently shifted a substantial portion of our manufacturing requirements to our new facility in Malaysia. The transfer of these manufacturing processes represents a significant fixed cost. In addition, it is difficult to control the manufacturing processes in a facility located outside of the United States. As a result, we have experienced difficulty in implementing our manufacturing processes in this new facility, which have resulted in low manufacturing yields and increased our cost of revenues. Sustained manufacturing yield problems or disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers.

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks.

        In addition to our facility in Malaysia, we rely on three contract manufacturers located outside of the United States. Each of these facilities and manufacturers subjects us to the following additional risks associated with international manufacturing:

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

Our business and future operating results are subject to a wide range of uncertainties arising out of the recent terrorist attacks.

        Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including the potential worsening or extension of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

  •
  increased risks related to the operations of our new manufacturing facility in Malaysia;
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

Prior and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

        Since October 2000, we have completed the acquisition of five privately-owned companies and certain assets from two other companies. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In five of our seven acquisitions, we issued stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with two of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders' percentage ownership.

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

        We cannot assure you that we would be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with such acquisitions diminish in the future, we may be required to record writedowns of goodwill, intangible assets or other assets associated with such acquisitions.

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital.

        We have made minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also have a minority equity position, and we intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital.

We have substantially increased our indebtedness and may have insufficient cash flow to meet our debt service obligations.

        As a result of the sale of our 5 1/4% convertible subordinated notes in October 2001, we have incurred $125 million of additional indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

  •
  make it difficult for us to make payments on the notes;

  •
  make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
  •
  limit our flexibility in planning for, or reacting to changes in, our business; and
  •
  make us more vulnerable in the event of a downturn in our business.

        We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including all amounts due on the notes, and to conduct our business operations. We may not be able to cover our anticipated debt service obligations. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we fail to make payments on the notes when due, the holders of the notes could declare a default and demand immediate payment of the entire principal amount of the notes, which would significantly harm our business.

We may not be able to obtain additional capital in the future.

        We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

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

        Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have filed applications for a number of patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

        The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We were recently involved in a series of related patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

        As of June 28, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 63.1 million shares or approximately 32% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

        Currently, our corporate headquarters and a portion of our manufacturing operations are located in California. California historically has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. We presently do not have redundant, multiple site capacity in the event of a natural disaster. In the event of such disaster, our business would suffer.

Our stock price has been and may continue to be volatile.

        The trading price of our common stock has been and may continue to be subject to large fluctuations, which may result in losses to investors. Our stock price may increase or decrease in response to a number of events and factors, including:

  •
  trends in our industry and the markets in which we operate;
  •
  changes in the market price of the products we sell;
  •
  changes in financial estimates and recommendations by securities analysts;
  •
  acquisitions and financings;
  •
  quarterly variations in operating results;
  •
  the operating and stock price performance of other companies that investors may deem comparable; and
  •
  purchases or sales of blocks of our common stock.

        Part of this volatility is attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the prices of our common stock regardless of our operating performance.

ITEM 2. PROPERTIES

        Our principal facilities are located in California, New Jersey, Texas, Malaysia and Germany.

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

        In May 2001, we purchased a 640,000 square foot manufacturing facility in Ipoh, Malaysia.

        We continued to lease our prior facility in Mountain View, California through the expiration of the lease term in May 2002. We subleased this 20,000 square foot facility through the expiration of the lease term.

        As part of our acquisition of Demeter Technologies, we obtained two leased facilities totaling approximately 22,000 square feet in El Monte, California. These leases expire in August 2003.

        We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of Medusa Technologies. This lease expires in July 2008.

        As part of our acquisition of Sensors Unlimited, we obtained four leased facilities, totaling approximately 40,700 square feet, in Princeton, New Jersey. These leases expire in January 2009.

        As part of our acquisition of certain assets of AIFOtec, GmbH, we obtained a leased facility in Munich, Germany, totaling 21,667 square feet. The lease expires in January 2007.

        Additionally, we lease sales offices in San Francisco, California, and Bellevue, Washington. These leases are for approximately 300 square feet to 1,000 square feet, with renewable terms of from six months to one year.

ITEM 3. LEGAL PROCEEDINGS

Securities class action lawsuit

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, have filed a motion to dismiss the complaints. A hearing date on the motion has not been set. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Patent litigation

        On March 1, 2002, Rockwell Automation Technologies, Inc. ("Rockwell AT"), a manufacturer of electronic component devices, filed a lawsuit against us, our subsidiary, Sensors Unlimited, and several other manufacturers, alleging that we used some of the metal organic chemical vapor deposition ("MOCVD") wafers purchased from IQE (Europe), Ltd ("IQE") or others and/or fabricated wafers ourselves that were manufactured by a process that infringed on one or more claims on an expired patent originally issued to Rockwell International Corporation in 1983 and ultimately assigned to Rockwell AT. The complaint asked for monetary damages. In April 2002, Rockwell AT dismissed the complaint against us and our subsidiary Sensors Unlimited, without prejudice to its right to refile a lawsuit for infringement against us at a later date. We believe that the allegations against us and our subsidiary are without merit and if another lawsuit is filed in the future, we intend to contest it vigorously. IQE has agreed to indemnify Finisar for any liabilities resulting from wafers supplied by IQE. However, the litigation process is inherently uncertain. If the outcome of any such litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers and their ages are:

Name	Position With Finisar	Age
Jerry S. Rawls	President and Chief Executive Officer	58
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	49
Gregory H. Olsen	Executive Vice President	57
Mark J. Farley	Vice President, Transceiver Engineering	40
Jan Lipson	Vice President, Research and Business Development Technology	51
Dallas W. Meyer	Vice President, Operations	39
Richard Woodrow	Vice President, Sales and Marketing—Optics	58
Stephen K. Workman	Vice President, Finance, Chief Financial Officer and Secretary	51

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

        Frank H. Levinson founded Finisar in April 1987 and has served as a member of our Board of Directors since February 1988 and as our Chairman of the Board and Chief Technical Officer since August 1999. Dr. Levinson also served as our Chief Executive Officer from February 1988 to August 1999. From September 1980 to December 1983, Dr. Levinson was a member of Technical Staff at AT&T Bell Laboratories. From January 1984 to July 1984, he was a Member of Technical Staff at Bellcore, a provider of services and products to the communications industry. From April 1985 to December 1985, Dr. Levinson was the principal optical scientist at Raychem Corporation, and from January 1986 to February 1988, he was Optical Department Manager at Raynet, Inc., a fiber optic systems company. Dr. Levinson holds a B.S. in Mathematics/Physics from Butler University and an M.S. and Ph.D. in Astronomy from the University of Virginia.

        Gregory H. Olsen has served on our Board of Directors, as our Executive Vice President and President and Chief Executive Officer of Sensors Unlimited, Inc., a wholly owned subsidiary of Finisar, since the closing of the acquisition of Sensors Unlimited in October 2000. Dr. Olsen founded Sensors Unlimited, a fiber optic component company, in 1991 and has served as its President and Chief Executive Officer since inception. In 1984 Dr. Olsen founded EPITAXX, Inc., and served as its President and Chief Executive Officer from inception until 1990 when EPITAXX was acquired by Nippon Sheet Glass. Dr. Olsen holds a B.S. in Physics, a BSEE and an M.S. in Physics (magna cum laude) from Fairleigh Dickenson University and a Ph.D. in Material Science from the University of Virginia.

        Mark J. Farley has served as our Vice President, Transceiver Engineering since December 2001. From April 1996 to December 2001, Mr. Farley served as our Vice President, Digital Systems Engineering. From August 1991 to April 1996, Mr. Farley was a consulting design engineer. During that time, Mr. Farley was heavily involved in the design of Finisar's early products. From September 1986 to August 1991, Mr. Farley was a hardware design manager with Raynet, Inc. From September 1984 to

September 1986, he was a hardware design manager at Tandem Computers. Mr. Farley holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

        Jan Lipson has served as our Vice President, Research and Business Development since December 2001. Mr. Lipson served as our Vice President, Optical Engineering from April 1998 until December 2001. From June 1995 to April 1998, Dr. Lipson was Vice-President, Advanced Technology for Ortel Corporation, a fiber optic components supplier to the cable television industry. From March 1982 to June 1995, Dr. Lipson was employed by AT&T Bell Laboratories in a variety of management positions, most recently Department Head and Development Manager for the Subsystems Development Group in the Lightwave Communications Area. From October 1978 to March 1982, Dr. Lipson was a member of the technical staff at Los Alamos National Labs. Dr. Lipson holds a B.S. in Physics from the California Institute of Technology, a Ph.D. in Physics from the University of California at San Diego and an M.B.A. from the University of Pittsburgh.

        Dallas W. Meyer has served as our Vice President, Operations since September 2000. Prior to joining Finisar, Dr. Meyer worked in various aspects of rigid disc-drive integration and recording head fabrication at Read-Rite Corporation from February 1999 to August 2000, at Seagate Corporation from July 1993 to February 1999 and at IBM Corporation prior to that. Dr. Meyer holds a B.S. in Structural Engineering from the University of Nebraska-Lincoln and a Ph.D. in Engineering Mechanics, Mathematics and Materials Science from the University of Wisconsin-Madison.

        Richard Woodrow has served as our Vice President, Sales and Marketing—Optics, since November 2000. Mr. Woodrow joined Finisar in June 1998 as Director of Marketing-Optics. Prior to joining Finisar, Mr. Woodrow was employed by Raychem Corporation from 1974 until June 1998 in various sales and marketing positions and served as Director of North American Sales for the Electronics Division from March 1995 to June 1998. Mr. Woodrow holds a B.A. in Mathematics from Rutgers University.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol "FNSR." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2002 Quarter Ended:
April 30, 2002	$10.6900	$5.8600
January 31, 2002	$14.1900	$7.7200
October 31, 2001	$13.0000	$3.8400
July 31, 2001	$23.4500	$10.2400
Fiscal 2001 Quarter Ended:
April 30, 2001	$38.8750	$6.7500
January 31, 2001	$38.9844	$22.1250
October 31, 2000	$48.3750	$24.2500
July 31, 2000	$38.1250	$20.5000

        The closing price of our common stock as reported on the Nasdaq National Market on June 28, 2002 was $2.37. The approximate number of stockholders of record on June 28, 2002 was 570. This number does not include stockholders whose shares are held in trust by other entities. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

        We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

        You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the years ended April 30, 2000, 2001 and 2002 and the balance sheet data as of April 30, 2001 and 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the years ended April 30, 1998 and 1999 and the balance sheet data as of April 30, 1998, 1999 and 2000 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$22,067	$35,471	$67,147	$188,800	$147,265
Cost of revenues	8,705	15,514	34,190	131,551	136,626
Amortization of acquired developed technology	—	—	—	10,900	27,119

Gross profit	13,362	19,957	32,957	46,349	(16,480)

Operating expenses:
Research and development	3,806	7,864	13,806	33,696	54,372
Sales and marketing	1,629	4,145	7,122	16,673	21,448
General and administrative	833	2,299	3,516	10,160	19,419
Amortization of deferred stock compensation	—	428	5,530	13,542	11,963
Acquired in-process research and development	—	—	—	35,218	2,696
Amortization of goodwill and other purchased intangibles	—	—	—	53,122	129,099
Other acquisition costs	—	—	—	1,130	3,119

Total operating expenses	6,268	14,736	29,974	163,541	242,116

Income (loss) from operations	7,094	5,221	2,983	(117,192)	(258,596)
Interest income (expense), net	5	(275)	3,252	14,217	(68)
Other income (expense), net	(25)	(28)	(99)	18,546	1,360

Income (loss) before income taxes	7,074	4,918	6,136	(84,429)	(257,304)
Provision (benefit) for income taxes	2,715	1,873	3,255	1,020	(38,566)

Net income (loss)	$4,359	$3,045	$2,881	$(85,449)	$(218,738)

Net income (loss) per share:
Basic	$0.03	$0.03	$0.03	$(0.53)	$(1.21)

Diluted	$0.03	$0.02	$0.02	$(0.53)	$(1.21)

Shares used in per share calculations:
Basic	131,259	110,580	113,930	160,014	181,136

Diluted	131,259	134,814	144,102	160,014	181,136

	April 30,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$722	$5,044	$320,735	$146,111	$144,097
Working capital	5,730	13,011	342,711	249,000	222,603
Total assets	7,761	20,955	364,920	1,029,995	1,041,281
Long-term portion of note payable and capital lease obligations, and other long-term liabilities	416	11,032	524	45,354	106,869
Convertible redeemable preferred stock	—	26,260	—	—	—
Convertible preferred stock	—	—	—	1	—
Total stockholders' equity (deficit)	6,447	(21,503)	352,422	941,851	879,002

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

Overview

        We are a leading provider of fiber optic subsystems and network test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications, transmission speeds, distances and physical mediums. We also provide network test and monitoring systems which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems. We sell our products to leading storage equipment manufacturers such as Brocade, EMC and Emulex as well as to leading data networking equipment manufacturers such as Cisco Systems, Extreme Networks and Foundry Networks.

        We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock, and in April 2000 we received $190.6 million from an additional public offering of shares of our common stock. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008.

        Revenues.    To date, our revenues have been principally derived from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. A large proportion of our sales are concentrated with a relatively small number of customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

        The market for optical components and subsystems is characterized by declining average selling prices resulting from factors such as increased competition, the introduction of new products and the growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

        Cost of Revenues.    Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries' facilities located in Princeton, New Jersey, El Monte, California, and Ipoh, Malaysia. A significant portion of our cost of revenues has consisted of payments to our contract manufacturers although these payments decreased in fiscal 2002 as we have increasingly relied on our internal manufacturing capabilities. With the transition of more of our production to our facility in Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during fiscal 2001, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak. There can be no assurance that we will be able to reduce our cost of revenues during periods of weak demand or to keep pace with anticipated decreases in average selling prices.

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

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes and fees paid to consultants. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of commissions paid to manufacturers' representatives, salaries and related expenses for personnel engaged in sales, marketing and field support activities and other costs associated with the promotion of our products. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related expenses for administrative, finance and human resources personnel, professional fees, and other corporate expenses.

        Acquired In-Process Research and Development.    Acquired in-process research and development represents the amount of purchase price allocated in a business combination related to research and development projects underway at the acquiree that have not reached the technologically feasible stage and have no alternative future use.

        Amortization of Goodwill and Other Purchased Intangibles.    A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002 goodwill and purchased intangibles were amortized to expense over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangibles assets with indefinite lives will no longer be amortized but rather will be subject to an annual impairment test.

        Amortization of Deferred Stock Compensation.    In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting.

        Other Acquisition Costs.    Other acquisition costs primarily consist of incentive payments for employee retention included in certain of the purchase agreements of companies we acquired and costs incurred in connection with transactions that are not completed.

        Other Income and Expense.    Other non-operating income and expenses generally consist of bank fees, gains or losses as a result of the sale of assets and other than temporary decline in the value of investments.

Critical Accounting Policies

        The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets in our balance sheet and contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue Recognition

        Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless we have future unperformed obligations or have to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

        At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty period extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which has been netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, we become aware of a customer's potential inability to meet its obligations, we record a specific allowance for the doubtful account to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due. A material adverse change in a major customer's ability to meet its financial obligations to us could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and increase our general and administrative expenses for the shortfall.

Slow Moving and Obsolete Inventories

        We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a twelve-month demand forecast and, in addition to the demand forecast, we also consider: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of our products, and (3) known design changes which would reduce our ability to use the inventory as planned. Significant differences between our estimates and judgments regarding future volume and mix of customer demand for our products and actual volume and demand mix may result in additional write-offs in the future.

Investment in Debt and Equity Securities

        For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. As of April 30, 2002, the carrying value of these investments totaled $41.7 million of which $7.0 million is in the form of a loan to a private company in which we also hold a minority equity position. We also held 488,624 shares of common stock in ONI Systems, Inc., a public company, valued at $2.6 million or $5.23 per share as of April 30, 2002. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

        Our long-lived assets include significant investments in goodwill and other intangible assets totaling $579.0 million as of April 30, 2002. Under accounting standards in effect through April 30, 2002, we were required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicated that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we were required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. While no impairment was recorded or necessary during fiscal 2001 under then applicable accounting standards, judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        We will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $123.7 million, $51.5 million and $0 of goodwill amortization for the years ended April 30, 2002, 2001 and 2000. We will reclassify assembled workforce of $4.8 million to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate under two reporting units, optical components and subsystems and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

        In July 2002, we began the required impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, we believe that we will incur a transitional impairment charge of between $450 million and $475 million in the first quarter of fiscal 2003, representing substantially all of our goodwill as of April 30, 2002. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The largest portion of the pending impairment charge arose from the acquisition of a number of companies designed to strengthen our capabilities within our optical components and subsystems business. The goodwill resulted from our acquiring these companies when valuations were high. While it appears that we purchased highly valued assets, we made such acquisitions principally in exchange for shares of our common stock which were also highly valued at the time the acquisitions were made. As a result, none of the transactions associated with the creation of a significant amount of goodwill resulted from a corresponding outlay of our cash. Had these transactions taken place when valuations were lower, and at the same share exchange ratios, the goodwill amounts would have been considerably smaller.

        We are contingently obligated to pay additional stock consideration related to the acquisition of Sensors Unlimited and Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2000	2001	2002
Revenues:
Optical components and subsystems	69.7%	83.9%	76.3%
Network test and monitoring systems	30.3	16.1	23.7
Total revenues	100.0	100.0	100.0
Cost of revenues	50.9	69.7	92.8
Amortization of acquired developed technology	—	5.8	18.4

Gross profit	49.1	24.5	(11.2)

Operating expenses:
Research and development	20.6	17.8	36.9
Sales and marketing	10.6	8.8	14.6
General and administrative	5.3	5.4	13.2
Amortization of deferred stock compensation	8.2	7.2	8.1
Acquired in-process research and development	—	18.7	1.8
Amortization of goodwill and other purchased intangibles	—	28.1	87.7
Other acquisition costs	—	0.6	2.1

Total operating expenses	44.7	86.6	164.4

Income (loss) from operations	4.4	(62.1)	(175.6)
Interest income (expense), net	4.8	7.5	0.0
Other income (expense), net	(0.1)	9.8	0.9

Income (loss) before income taxes	9.1	(44.8)	(174.7)
Provision (benefit) for income taxes	4.8	0.5	(26.2)

Net income (loss)	4.3%	(45.3)%	(148.5)%

Comparison of Fiscal Years Ended April 30, 2002 and 2001

        Revenues.    Revenues decreased 22% from $188.8 million in fiscal 2001 to $147.3 million in fiscal 2002. This decline reflects a 29% decrease in sales of optical components and subsystems from $158.3 million in fiscal 2001 to $112.3 million in fiscal 2002, partially offset by a 15% increase in sales of network test and monitoring systems from $30.5 million in fiscal 2001 to $34.9 million in fiscal 2002. Sales of optical components and subsystems and network test and monitoring systems represented 76.3% and 23.7%, respectively, of total revenues in fiscal 2002, and 83.9% and 16.1%, respectively, in fiscal 2001.

        Sales to customers representing at least 10% of total revenues during fiscal 2001 and fiscal 2002 were as follows:

	Fiscal Years Ended April 30,			Fiscal Years Ended April 30,
	2001	2002		2001	2002
	($ millions)			(percent of revenue)
Brocade	$38.0	$	*	20.1%	*
EMC	$32.6		$17.5	17.3%	11.9%
Emulex	$20.7		$16.8	11.0%	11.4%

*—less than 10%

        Gross Profit.    Gross profit decreased from $46.3 million in fiscal 2001 to a loss of $16.5 million in fiscal 2002. The negative gross profit in fiscal 2002 primarily reflects a charge of $29.2 million (19.8% of revenues) for obsolete and excess inventory in fiscal 2002, compared to a charge of $19.8 million (10.5% of revenues) in fiscal 2001. This charge was partially offset by the sale of inventory previously written off of $2.7 million (1.8% of revenue) in fiscal 2002, compared to no such sales in fiscal 2001. In addition, the negative gross profit reflects a charge of $27.1 million (18.4% of revenues) in fiscal 2002 and $10.9 million (5.8% of revenues) in fiscal 2001 for amortization of acquired developed technology related to four acquisitions completed during fiscal 2001 and one acquisition completed in fiscal 2002. Excluding these charges and credit, gross profit margin decreased from 40.8% in fiscal 2001 to 27.0% in fiscal 2002. This decrease was due to the effect of the added integration and fixed costs associated with the transition of manufacturing from our subcontractors to our facility in Malaysia, low manufacturing yields during the transition period, and increased costs resulting from our acquisitions over the last two years. All of these activities occurred at a time when sales were decreasing as a result of the sudden and significant decrease in demand for our optical components and subsystems during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. Lower average selling prices for our optical components and subsystems were another contributing factor to the decrease in gross margins in fiscal 2002.

        Due to the sudden and significant decrease in demand for our products during the quarters ended April 30, 2001, and July 31, 2001, and the transition to new products during this period, inventory levels exceeded our requirements based on then current 12-month sales forecasts. In the first quarter of fiscal 2002, we recorded a charge to cost of revenue of $29.2 million for excess and obsolete inventory including $3.7 million for non-cancelable purchase obligations.

        Research and Development Expenses.    Research and development expenses increased 61.4% from $33.7 million in fiscal 2001 to $54.4 million in fiscal 2002. Most of this increase was related to higher compensation expense resulting from higher manpower levels and increased expenditures for materials purchased for product development programs coupled with the full-year impact of operations at companies that we acquired in fiscal 2001 which impacted results for only a portion of fiscal 2001. Research and development expenses as a percentage of revenues increased from 17.8% in fiscal 2001 to 36.9% in fiscal 2002.

        Sales and Marketing Expenses.    Sales and marketing expenses increased 28.6% from $16.7 million in fiscal 2001 to $21.4 million in fiscal 2002. Most of this increase was due to the full year impact of operations at companies that we acquired during 2001 which impacted results for only a portion of fiscal 2001. Sales and marketing expenses as a percent of revenues increased from 8.8% in fiscal 2001 to 14.6% in fiscal 2002.

        General and Administrative Expenses.    General and administrative expenses increased 91.1% from $10.2 million in fiscal 2001 to $19.4 million in fiscal 2002. Most of this increase was related to higher legal expenses related to patent litigation which was concluded during fiscal 2002, other professional fees and higher bad debt expenses during fiscal 2002. General and administrative expenses as a percent of revenues increased from 5.4% in fiscal 2001 to 13.2% in fiscal 2002.

        Amortization of Deferred Stock Compensation.    Amortization of deferred stock compensation costs decreased by $1.5 million, or 11.7%, from $13.5 million in fiscal 2001 to $12.0 million in fiscal 2002. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation, offset somewhat by the amortization of stock compensation recognized in the acquisition of Transwave.

        Acquired In-process Research and Development.    In-process research and development, or IPR&D, expenses of $2.7 million during fiscal 2002 related to the acquisition of Transwave, during the year. Transwave's principal focus was development of passive optical components for data communication and telecommunication applications. IPR&D expenses of $35.2 million during fiscal 2001 related to the acquisition of three companies, Sensors, Demeter, and Shomiti, completed during that year. IPR&D of $22.7 million relating to Sensors consisted primarily of projects related to the development of optical components that monitor the performance of DWDM systems. IPR&D of $6.5 million related to Demeter consisted of projects related to the development of long wavelength Fabry Perot and DFB lasers for data communications and telecommunications applications. IRP&D of $6.0 million relating to Shomiti was directed toward the design of hardware and software to monitor the performance of Ethernet networks in order to enhance their quality of service.

        Amortization of Goodwill and Other Purchased Intangibles.    Amortization of other intangibles increased to $53.1 million in fiscal 2001 from $129.1 million in fiscal 2002 as a result of the full year impact of the amortization of goodwill and intangible assets associated with the acquisition of four companies during fiscal 2001 and one company during the first month of fiscal 2002 and the amortization of goodwill arising from the recognition of a portion of the deferred and additional consideration in the Sensors and Transwave acquisitions.

        Other Acquisition Costs.    Other acquisition costs increased from $1.1 million in fiscal 2001 to $3.1 million in fiscal 2002. The increase is a result of the write off of costs related to two potential acquisitions that did not proceed and the full year impact of the payment of annual retention bonuses on certain of the completed acquisitions.

        Interest Income.    Interest income decreased from $14.2 million in fiscal 2001 to $6.1 million in fiscal 2002. The decrease in interest income was the result of increased cash usage and, to a lesser extent, lower interest rates.

        Interest Expense.    Interest expense increased from $16,000 in fiscal 2001 to $6.2 million in fiscal 2002. The increase in interest expense was due to the issuance of $125 million of convertible debt in October 2001 and amortization of the discount of $38.3 million that was recorded related to the intrinsic value of the beneficial conversion feature on this debt.

        Other Income (Expense), Net.    Other income (expense), net, decreased from $18.5 million in fiscal 2001 to $1.4 million in fiscal 2002. In fiscal 2001, other income included a net gain of $19.1 million associated with the initial proceeds from the sale of a product line to ONI Systems, Inc. In fiscal 2002, other income included a net gain of $14.7 million associated with attaining certain post-closing development milestones related to the sale of that product line, offset by a loss of $13.9 million associated with the other than temporary decline in the value of ONI stock received in the transaction.

        Provision for Income Taxes.    The provision for income taxes decreased from $1.0 million in fiscal 2001 to a benefit of $38.6 million in fiscal 2002 primarily reflecting the current year's net operating loss that is either available to be carried back to claim previously paid tax or that will be available to offset deferred tax liabilities.

        We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at April 30, 2002 reduces net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Because our deferred tax assets equal deferred tax liabilities as of April 30, 2002, we will not record any additional tax benefit against future operating losses.

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

        Additional revenue resulting from the acquisition of four companies during the fiscal year accounted for $20.9 million of the $121.7 million year-over-year increase in revenue. Excluding the effect of acquisitions, revenues increased 150% from $67.1 million in fiscal 2000 to $167.9 million in fiscal 2001. Excluding the effect of acquisitions, sales of optical components and subsystems increased 199% from $46.8 million in fiscal 2000 to $140.1 million in fiscal 2001 while sales of network test and monitoring systems increased 37% from $20.4 million in fiscal 2000 to $27.8 million in fiscal 2001.

        Sales to customers representing at least 10% of total revenues during fiscal 2000 and fiscal 2001 were as follows:

	Fiscal Years Ended April 30,		Fiscal Years Ended April 30,
	2000	2001	2000	2001
	($ millions)		(percent of revenue)
Brocade	*	$38.0	*	20.1%
EMC	$16.2	$32.6	24.1%	17.3%
Emulex	*	$20.7	*	11.0%
Alcatel	$16.7	*	24.9%	*

*—less than 10%

        Gross Profit.    Gross profit increased from $33.0 million in fiscal 2000 to $46.3 million in fiscal 2001. As a percentage of revenues, gross profit decreased from 49.1% in fiscal 2000 to 24.5% in fiscal 2001. The lower gross margin primarily reflects a charge of $19.8 million (10.5% of revenues) for obsolete and excess inventory and non-cancelable purchase obligations, and $10.9 million (5.8% of revenues) in amortization of acquired developed technology related to four acquisitions completed during the year. Excluding these two charges, gross profit as a percent of total revenues decreased from 49.1% in fiscal 2000 to 40.8% in fiscal 2001. This decrease is due in part to lower average selling prices for optical components and subsystems as a result of increased shipment levels and a higher percentage of total revenues from the sale of optical components and subsystems (83.9% in fiscal 2001 and 69.7% in fiscal 2000) which generally have lower gross margins than network test and monitoring systems.

        Due to the sudden and significant decrease in demand for our products in the fourth quarter of fiscal 2001 and transition to new products, inventory levels exceeded our requirements based on current 12-month sales forecasts. In the fourth quarter of fiscal 2001, we recorded a charge to cost of revenue of $19.8 million for excess and obsolete inventory and $9.5 million for non-cancelable purchase obligations.

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

        Acquired In-process Research and Development.    In-process research and development expenses of $35.2 million during fiscal 2001 relates to the acquisition of four companies completed during the year. There were no acquisitions in fiscal 2000 which may have resulted in a similar type of cost.

        Amortization of Goodwill and Other Purchased Intangibles.    Amortization of other intangibles, principally goodwill, associated with the acquisitions of four companies during fiscal 2001 resulted in a $53.1 million charge to earnings. There were no acquisitions in fiscal 2000 which would have resulted in similar charges.

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

Quarterly Results of Operations

        The following table presents unaudited quarterly statements of operations data for the eight fiscal quarters ended April 30, 2002, and such data expressed as a percentage of revenues. This information reflects all normal non-recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results that may be expected for any future period.

        We maintain our financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the thirteen-week period. For ease of description, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000, and January 28, 2001, respectively. The first three quarters of fiscal 2002 ended on July 29, 2001, October 28, 2001, and January 27, 2002, respectively.

	Three Months Ended
	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002
Statement of Operations Data:
Revenues:
Optical components and subsystems	$22,038	$37,325	$57,062	$41,922	$25,357	$25,249	$27,656	$34,128
Network test and monitoring systems	5,174	7,203	7,764	10,312	8,858	9,880	8,170	7,967

Total revenues	27,212	44,528	64,826	52,234	34,215	35,129	35,826	42,095
Cost of revenues	16,471	26,028	36,937	52,115	55,154	26,709	26,505	28,258
Amortization of acquired developed technology	—	916	4,251	5,733	6,780	6,780	6,780	6,779

Gross profit (loss)	10,741	17,584	23,638	(5,614)	(27,719)	1,640	2,541	7,058

Operating expenses:
Research and development	4,314	6,320	10,256	12,806	12,378	13,577	12,546	15,871
Sales and marketing	2,507	3,693	5,104	5,369	4,905	5,663	5,350	5,530
General and administrative	1,385	1,722	3,320	3,733	5,615	3,759	5,355	4,690
Amortization of deferred stock compensation	1,699	1,183	2,461	8,199	4,069	3,122	2,531	2,241
Acquired in-process research and development	—	23,027	5,770	6,421	2,696	—	—	—
Amortization of goodwill and other purchased intangibles	—	5,002	22,480	25,640	30,822	31,397	32,773	34,107
Other acquisition costs	—	554	573	3	1,839	259	282	739

Total operating expenses	9,905	41,501	49,964	62,171	62,324	57,777	58,837	63,178

Income (loss) from operations	836	(23,917)	(26,326)	(67,785)	(90,043)	(56,137)	(56,296)	(56,120)
Interest income (expense), net	4,445	4,055	3,159	2,558	1,294	802	(850)	(1,314)
Other income (expense), net	(22)	(21)	497	18,092	462	(4,784)	(87)	5,769

Income (loss) before income taxes	5,259	(19,883)	(22,670)	(47,135)	(88,287)	(60,119)	(57,233)	(51,665)
Provision (benefit) for income taxes	2,036	2,601	1,259	(4,876)	(19,000)	(4,745)	(3,399)	(11,422)

Net income (loss)	$3,223	$(22,484)	$(23,929)	$(42,259)	$(69,287)	$(55,374)	$(53,834)	$(40,243)

	Three Months Ended
	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002
As a Percentage of Revenues:
Revenues:
Optical components and subsystems	81.0%	83.8%	88.0%	80.3%	74.1%	71.9%	77.2%	81.1%
Network test and monitoring systems	19.0	16.2	12.0	19.7	25.9	28.1	22.8	18.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	60.5	58.4	56.9	99.7	161.2	76.0	74.0	67.1
Amortization of acquired developed technology	—	2.1	6.6	11.0	19.8	19.3	18.9	16.1

Gross profit (loss)	39.5	39.5	36.5	(10.7)	(81.0)	4.7	7.1	16.8

Operating expenses:
Research and development	15.9	14.2	15.8	24.6	36.2	38.6	35.0	37.7
Sales and marketing	9.2	8.3	7.9	10.3	14.3	16.1	14.9	13.1
General and administrative	5.1	3.9	5.1	7.1	16.4	10.7	14.9	11.1
Amortization of deferred stock compensation	6.2	2.7	3.8	15.7	11.9	8.9	7.1	5.3
Acquired in-process research and development	—	51.7	8.9	12.3	7.9	—	—	—
Amortization of goodwill and other purchased intangibles	—	11.2	34.7	49.1	90.1	89.4	91.5	81.0
Other acquisition costs	—	1.2	0.9	—	5.4	0.7	0.8	1.8

Total operating expenses	36.4	93.2	77.1	119.1	182.2	164.5	164.2	150.1

Income (loss) from operations	3.1	(53.7)	(40.6)	(129.8)	(263.2)	(159.8)	(157.1)	(133.3)
Interest income (expense), net	16.3	9.1	4.8	5.0	3.8	2.3	(2.4)	(3.1)
Other income (expense), net	(0.1)	(0.1)	0.8	34.6	1.4	(13.6)	(0.3)	13.7

Income (loss) before income taxes	19.3	(44.7)	(35.0)	(90.2)	(258.0)	(171.1)	(159.8)	(122.7)
Provision (benefit) for income taxes	7.5	5.8	1.9	(9.3)	(55.5)	(13.5)	(9.5)	(27.1)

Net income (loss)	11.8%	(50.5)%	(36.9)%	(80.9)%	(202.5)%	(157.6)%	(150.3)%	(95.6)%

        Revenues increased dramatically over the three quarters ended January 31, 2001, primarily as a result of increased unit sales to an expanding customer base. Revenues decreased 19.4% and 34.5% for the quarters ended April 30, 2001, and July 31, 2001, respectively, as a result of a slowing economy and a build-up of excess inventory of optical subsystems by certain customers during previous quarters. Revenues increased on a sequential basis for the remainder of fiscal 2002 as customers worked through most of their excess inventory problems and we began shipping optical subsystems to a number of new customers. A number of acquisitions completed over the eight quarter period contributed to revenues, beginning with the acquisition of Sensors Unlimited in the second quarter ended October 31, 2000.

        Gross profit margins declined over the last two fiscal years, principally as a result of a shift in product mix toward a greater percentage of lower margin optical components and subsystem products and a lower percentage of higher margin network test and monitoring systems. Beginning in the quarter ended October 31, 2000, gross margins were impacted by the amortization of developed technology from acquired companies. Gross margins for the quarters ended April 30, 2001, and July 31, 2001, were impacted by charges related to obsolete and excess inventory totaling $19.8 million and $29.2 million, respectively, a portion of which was for non-cancelable purchase orders. Lower revenues in the quarters ended April 30, 2001 and July 31, 2001, also contributed to a lower gross margin due to fixed manufacturing costs which do not fluctuate on a quarterly basis in response to an increase or decrease in revenue. Excluding the effect of the charge for excess inventory in the quarter ended July 31, 2001, gross margins improved slightly for the second and third quarters of fiscal 2002. During the quarter ended April 30, 2002, gross profit margins benefited from the use of material previously recognized as obsolete and excess inventory. Of the $49.0 million charged as excess inventory during the quarters ended April 30, 2001 and July 31, 2001, $2.7 million was utilized during the quarter ended April 30, 2002, in products shipped to customers. Excluding this benefit, gross profit margins in the quarter ended April 30, 2002 decreased slightly from the previous quarter due to an unfavorable product mix and additional rework costs resulting from low manufacturing yields as we transitioned our manufacturing operations to our Malaysian facility.

        Quarterly increases in operating expenses reflected the continued expansion of our operations throughout the eight-quarter period and the acquisition of five companies and the purchase of assets from one other company. Income from operations was adversely affected for all periods by the amortization of deferred compensation associated with the issuance of stock options to employees and directors prior to our initial public offering in November 1999 and stock options we assumed from companies that we acquired. Operating expenses in the quarters ended October 31, 2000, January 31, 2001, April 30, 2001, and July 31, 2001, were adversely affected by the write off of in-process research and development, amortization of purchased intangibles, principally goodwill, and other costs related to the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems, and Transwave Fiber, Inc.

        Interest income, net of interest expense, decreased during each of the last eight quarters due to lower average cash balances over the period and the interest expense, net of additional interest income, associated with the issuance of $125 million in convertible subordinated notes in the quarter ended October 31, 2001, and amortization of the related intrinsic value of the beneficial conversion feature on this debt.

        Other income net of expense increased to $18.1 million in the quarter ended April 30, 2001, primarily due to a gain of $19.1 million recorded as a result of the sale of our Opticity product line to ONI Systems, Inc. Consideration for this sale consisted of 488,624 shares of ONI common stock plus cash payments of $5 million received in the quarter ended April 30, 2001, and $18.8 million received during fiscal 2002 tied to the completion of a number of development projects related to the sale. In the quarter ended October 31, 2001, an other than temporary decline of the value of shares held in ONI resulted in a charge of $13.0 million. A gain of $6.9 million was recognized in the quarter ended

April 30, 2002, related to the completion of all development efforts associated with the sale, net of a second other than temporary decline in the value of ONI shares held.

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

Liquidity and Capital Resources

        From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of our common stock, and in April 2000 we received $190.6 million from an additional public offering. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the Notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15, beginning on April 15, 2002. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, we recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

        As of April 30, 2002, our principal sources of liquidity were $144.1 million in cash, cash equivalents and short-term investments, net of $16.1 million of short-term securities reserved for the next five interest payments due under our convertible notes.

        Net cash used by operating activities totaled $69.2 million in fiscal 2001, while cash used by operating activities was $39.1 million in fiscal 2002. The use of net cash in operating activities in fiscal 2001 was primarily a result of an acceleration in revenue growth of 181% in fiscal 2001 accompanied by an increase in assets and liabilities for working capital purposes. The use of net cash in operating activities in fiscal 2002 was primarily a result of operating losses incurred as demand for our products precipitously decelerated, resulting in overcapacity and excess inventories.

        Net cash used in investing activities totaled $64.3 million in 2001, net of $534.4 million related to the sale of short-term investments. Net cash used in investing activities in fiscal 2001 included $69.0 million for the purchase of land, building and equipment, $33.0 million of which was for the purchase of a 92,000 square foot building in Sunnyvale, California. Other investing activities in fiscal 2001 include $37.6 million used in the acquisitions of four companies and another $29.6 million for the purchase of a minority interest in six technology companies. Net cash used in investing activities totaled $51.7 million in 2002, net of $88.5 million related to the sale of short term investments. Net cash used in investing included $60.9 million for the purchase of equipment and leasehold improvements principally related to the start up of our manufacturing facility in Ipoh, Malaysia and our leased facility in Hayward, California, as well as upgrades to equipment and data systems at all of our facilities. Other investing activities in fiscal 2002 include $13.6 million related to the purchase of minority equity interests in technology companies and a loan to a company in which we hold a minority investment. Additionally, we used $18.9 million for the purchase of restricted securities which secure the first six interest payments required under our convertible notes issued in October 2001, of which $3.3 million was used for the first interest payment in April 2002.

        Net cash provided by financing activities totaled $4.4 million in fiscal 2001 and $124.6 million in fiscal 2002. Net cash provided by financing activities in fiscal 2001 was primarily related to the exercise of stock options, net of the repurchase of unvested shares, of $4.5 million and $1.2 million in payments received for notes receivable related to the exercise of stock options in earlier periods. We used $1.2 million to repay bank borrowing and capital lease obligations. Net cash provided by financing activities in fiscal 2002 was primarily related to the $120.9 million of net proceeds from the issuance of convertible notes net of offering costs. Additionally, cash of $5.0 million was provided by the exercise of stock options, net of the repurchase of unvested shares, and $557,000 in payments received for notes receivable related to the exercise of stock options in earlier periods. We used $2.1 million to repay bank borrowings and capital lease obligations.

        We have total minimum lease obligations of $16.4 million from April 30, 2002 through July 31, 2009, under non-cancelable operating leases.

        We believe that our existing balances of cash, cash equivalents and short-term investments, together with and the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Contractual Obligations and Commercial Commitments

        Future minimum payments under long-term debt and operating leases are as follows as of April 30, 2002 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$125,000	—	—	—	$125,000
Operating leases	16,379	$3,517	$6,745	$4,874	1,242

Total contractual cash obligations	$141,379	$3,517	$6,745	$4,874	$126,242

        Long-term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

        Operating leases consist of base rents for facilities we occupy at various locations.

        Future minimum payments under standby repurchase obligations are as follows as of April 30, 2002 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby repurchase obligations	$12,027	$12,027	$—	$—	$—

Total commercial commitments	$12,027	$12,027	—	—	—

        Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor's purchase order obligations at their facilities. Included in standby repurchase obligations is $7.7 million of non-cancelable purchase obligations that have been recorded on the balance sheet.

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

        We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than 20% ownership or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $309,000 for the twelve months ended April 30, 2002 for investments accounted for on the equity method. No investments were accounted for on the equity method in fiscal 2001. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. In fiscal 2001, approximately $1.3 million of impairment was recognized. If our investment in a privately-held company becomes marketable equity securities upon the company's completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Equity security price fluctuations of plus or minus 10% would have had a $255,000 impact on the value of these securities as of April 30, 2002.

        The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us as of April 30, 2002 (in thousands).

	Fiscal Years Ended April 30,
	2003	2004	2005 and thereafter	Total Cost	Fair Market Value
Assets
Available for sale debt securities	$43,203	$8,690	$12,251	$64,144	$65,653
Average interest rate	6.05%	5.13%	5.64%
Restricted securities	$6,560	$6,391	$3,112	$16,063	$15,801
	2.33%	2.71%	3.10%
Loan receivable	$—	$—	$7,045	$7,045	$4,030
Average interest rate			7.50%
Liabilities
Long-term debt
Fixed rate	$—	$—	$125,000	$125,000	$168,281
Average interest rate			5.25%

        The following table summarizes the expected maturity, average interest rate and fair market value of the short-term securities held by the Company as of April 30, 2001 (in thousands).

	Fiscal Years Ended April 30,
					Fair Market Value
	2002	2003	2004	Total Cost
Available for sale debt securities	$28,655	$51,442	$4,898	$84,995	$86,145
Average interest rate	4.73%	5.25%	4.41%

        We also have subsidiaries in China, Malaysia, Europe and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINISAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Finisar Corporation

        We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2002 and 2001, and the related consolidated statements of operations, convertible redeemable preferred stock, redeemable preferred stock and changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2002. These financial statements are the responsibility of Finisar Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California
June 5, 2002

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$75,889	$42,146
Short-term investments	68,208	103,965
Restricted investments, short term	6,560	—
Accounts receivable (net of allowance for doubtful accounts of $1,885 and $1,229 at April 30, 2002 and 2001)	28,962	36,876
Accounts receivable, other	11,616	16,540
Inventories	59,913	62,618
Income tax receivable	7,504	4,795
Prepaid expenses	2,365	6,221
Deferred income taxes	16,996	18,629

Total current assets	278,013	291,790
Property, equipment and improvements, net	125,025	79,268
Restricted investments, long term	9,503	—
Purchased intangible assets including goodwill, net	578,960	629,579
Other assets	49,780	29,358

Total assets	$1,041,281	$1,029,995

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,027	$14,484
Accrued compensation	7,404	7,704
Non-cancelable purchase obligations	7,731	9,533
Other accrued liabilities	5,887	10,411
Capital lease obligations	361	658

Total current liabilities	55,410	42,790
Long-term liabilities:
Other long-term liabilities	634	1,991
Convertible notes, net of beneficial conversion feature of $35,761	89,239	—
Deferred income taxes	16,996	43,363

Total long-term liabilities	106,869	45,354
Commitments and contingent liabilities
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2002, and 4,500,000 shares designated as Series A Preferred, 1,120,984 shares issued and outstanding at April 30, 2001	—	1
Common stock, $0.001 par value, 500,000,000 shares authorized: 192,552,246 shares issued and outstanding at April 30, 2002 and 179,163,306 shares issued and outstanding at April 30, 2001	192	179
Additional paid-in capital	1,209,305	1,064,294
Notes receivable from stockholders	(1,488)	(2,045)
Deferred stock compensation	(6,181)	(17,079)
Accumulated other comprehensive income	791	1,380
Accumulated deficit	(323,617)	(104,879)

Total stockholders' equity	879,002	941,851

Total liabilities and stockholders' equity	$1,041,281	$1,029,995

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended April 30,
	2002	2001	2000
Revenues	$147,265	$188,800	$67,147
Cost of revenues	136,626	131,551	34,190
Amortization of acquired developed technology	27,119	10,900	—

Gross profit (loss)	(16,480)	46,349	32,957

Operating expenses:
Research and development	54,372	33,696	13,806
Sales and marketing	21,448	16,673	7,122
General and administrative	19,419	10,160	3,516
Amortization of deferred stock compensation	11,963	13,542	5,530
Acquired in-process research and development	2,696	35,218	—
Amortization of goodwill and other purchased intangibles	129,099	53,122	—
Other acquisition costs	3,119	1,130	—

Total operating expenses	242,116	163,541	29,974

Income (loss) from operations	(258,596)	(117,192)	2,983
Interest income	6,127	14,233	3,704
Interest expense	(6,195)	(16)	(452)
Other income (expense), net	1,360	18,546	(99)

Income (loss) before income taxes	(257,304)	(84,429)	6,136
Provision (benefit) for income taxes	(38,566)	1,020	3,255

Net income (loss)	$(218,738)	$(85,449)	$2,881

Net income (loss) per share:
Basic	$(1.21)	$(0.53)	$0.03

Diluted	$(1.21)	$(0.53)	$0.02

Shares used in computing net income (loss) per share:
Basic	181,136	160,014	113,930

Diluted	181,136	160,014	144,102

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK,
REDEEMABLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

					Stockholders' Equity (Deficit)
	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock		Series A Preferred Stock
							Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 1999	12,039,486	$26,260	—	$—	—	$—	97,147,095	$4,304	$—	$(1,521)	$(1,975)	$—	$(22,311)	$(21,503)
Reincorporation in State of Delaware	—	—	—	—	—	—	—	(4,207)	4,207	—	—	—	—	—
Conversion of preferred stock	(12,039,486)	(26,260)	12,039,486	2,640	—	—	26,945,691	27	23,593	—	—	—	—	23,620
Issuance of common stock, net of issuance costs of $2,720	—	—	—	—	—	—	31,815,699	32	341,534	—	—	—	—	341,566
Redemption of preferred stock	—	—	(12,039,486)	(2,640)	—	—	—	—	—	—	—	—	—	—
Stock options exercised net of loans and repurchase of unvested shares	—	—	—	—	—	—	3,934,299	4	2,233	(1,897)	—	—	—	340
Deferred stock compensation	—	—	—	—	—	—	—	—	12,959	—	(12,959)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	5,530	—	—	5,530
Payments received on stockholder notes receivable	—	—	—	—	—	—	—	—	—	170	—	—	—	170
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(182)	—	(182)
Net income	—	—	—	—	—	—	—	—	—	—	—	—	2,881	2,881

Comprehensive income														2,699

Balance at April 30, 2000	—	$—	—	$—	—	$—	159,842,784	$160	$384,526	$(3,248)	$(9,404)	$(182)	$(19,430)	$352,422

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK,
REDEEMABLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data) (Continued)

					Stockholders' Equity (Deficit)
	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock		Series A Preferred Stock
							Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 2000	—	$—	—	$—	—	$—	159,842,784	$160	$384,526	$(3,248)	$(9,404)	$(182)	$(19,430)	$352,422
Issuance of common stock and assumption of options upon acquisition of subsidiaries	—	—	—	—	—	—	18,661,765	19	542,056	—	—	—	—	542,075
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiary	—	—	—	—	1,120,984	1	—	—	112,020	—	—	—	—	112,021
Exercise of stock options, net of repurchase of unvested shares	—	—	—	—	—	—	179,461	—	1,702	—	—	—	—	1,702
Issuance of common stock through employee stock purchase plan	—	—	—	—	—	—	479,296	—	2,773	—	—	—	—	2,773
Deferred stock compensation from acquisitions	—	—	—	—	—	—	—	—	21,217	—	(21,217)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	13,542	—	—	13,542
Payments received on stockholder notes receivable	—	—	—	—	—	—	—	—	—	1,203	—	—	—	1,203
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(85,449)	(85,449)

Comprehensive loss														(83,887)

Balance at April 30, 2001	—	$—	—	$—	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF CONVERTIBLE REDEEMABLE PREFERRED STOCK,
REDEEMABLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data) (Continued)

					Stockholders' Equity (Deficit)
	Convertible Redeemable Preferred Stock		Redeemable Preferred Stock		Series A Preferred Stock
							Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity (Deficit)
									Additional Paid-in Capital		Deferred Stock Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at April 30, 2001	—	$—	—	$—	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiaries	—	—	—	—	580,172	1	—	—	50,138	—	—	—	—	50,139
Deferred stock compensation from acquisitions	—	—	—	—	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Issuance of common stock for completion of milestones on acquisition of subsidiaries	—	—	—	—	—	—	7,175,895	7	52,852	—	—	—	—	52,859
Conversion of Series A preferred stock issued upon acquisition of subsidiary to Common on a 3 for 1 basis	—	—	—	—	(1,701,156)	(2)	5,103,468	5	(3)	—	—	—	—	—
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	—	—	—	—	731,787	1	1,021	—	—	—	—	1,022
Issuance of common stock through employee stock purchase plan	—	—	—	—	—	—	377,790	—	4,018	—	—	—	—	4,018
Reversal of deferred stock compensation due to employees termination	—	—	—	—	—	—	—	—	(1,285)	—	1,285	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	—	—	—	11,963	—	—	11,963
Payments received on stockholder notes receivable	—	—	—	—	—	—	—	—	—	557	—	—	—	557
Beneficial conversion feature on convertible debt offering	—	—	—	—	—	—	—	—	38,270	—	—	—	—	38,270
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(218,738)	(218,738)

Comprehensive loss														(219,327)

Balance at April 30, 2002	—	$—	—	$—	—	$—	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended April 30,
	2002	2001	2000
Operating activities
Net income (loss)	$(218,738)	$(85,449)	$2,881
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	15,499	5,236	1,161
Amortization of deferred stock compensation	11,963	13,542	5,530
Acquired in-process research and development	2,696	35,218	—
Amortization of beneficial conversion feature	2,509	—	—
Amortization of goodwill and other purchased intangibles	129,099	53,122	—
Amortization of acquired developed technology	27,119	10,900	—
Gain on sale of product line	(14,627)	(19,099)	—
Other-than-temporary decline in fair value of investment	13,875	—	—
Share of losses of equity accounted investee	309	—	—
Impairment of minority investments	—	1,282	—
Tax benefit on employee stock options	—	21,191	—
Changes in operating assets and liabilities:
Accounts receivable	8,089	(17,800)	(7,695)
Inventories	2,919	(44,374)	(11,258)
Other assets	207	(21,003)	(745)
Income tax receivable	(2,709)	(5,029)	(769)
Deferred income taxes	(30,257)	(20,409)	(1,606)
Accounts payable	19,413	3,982	4,514
Accrued compensation	(300)	4,423	1,502
Other accrued liabilities	(6,201)	(5,074)	2,113
Other liabilities	—	110	—

Net cash used in operating activities	(39,135)	(69,231)	(4,372)

Investing activities
Purchases of property, equipment and improvements	(60,908)	(68,957)	(7,605)
Purchase of short-term investments	(67,306)	(467,428)	(150,109)
Sale/maturity of short-term investments	88,530	534,368	—
Purchase of restricted securities	(18,855)	—	—
Maturity of restricted securities	3,282	—	—
Acquisition of subsidiaries, net of cash assumed	(1,539)	(37,623)	—
Proceeds from sale of product line	18,750	5,000	—
Purchase of, and loan to, minority investments	(13,630)	(29,622)	—

Net cash used in investing activities	(51,676)	(64,262)	(157,714)

Financing activities
Payments on capital lease obligations	(458)	(204)	(71)
Short-term borrowings	161	—	—
Repayments of borrowings under bank note	(1,628)	(1,029)	(11,015)
Payment received on stockholder note receivable	557	1,203	—
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	5,040	4,475	396
Proceeds from issuance of common stock in initial and additional public offerings, net of issue costs	—	—	341,566
Proceeds from issuance of convertible debt, net of issue costs	120,882	—	—
Redemption of preferred stock	—	—	(2,640)

Net cash provided by financing activities	124,554	4,445	328,236

Net increase (decrease) in cash and cash equivalents	33,743	(129,048)	166,150
Cash and cash equivalents at beginning of year	42,146	171,194	5,044

Cash and cash equivalents at end of year	$75,889	$42,146	$171,194

Supplemental disclosure of cash flow information
Cash paid for interest	$3,390,558	$101	$481

Cash paid for taxes	$126	$6,783	$5,028

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock in exchange for notes receivable	$—	$—	$1,950

Conversion of convertible redeemable preferred stock to common stock	$—	$—	$23,620

Deferred stock compensation related to options granted	$—	$—	$12,959

Deferred stock compensation from acquisitions	$2,350	$21,217	$—

Borrowing under capital lease obligations	$—	$519	$—

Issuance of common stock and assumption of options in connection with acquisitions	$52,859	$542,075	$—

Issuance of Series A preferred stock and assumption of options in acquisitions	$50,138	$112,021	$—

Intrinsic value of beneficial conversion feature on convertible debt	$38,270	$—	$—

Stock received as consideration for sale of product line	$—	$16,430	$—

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

Fiscal Periods

        In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2000 ended on August 1, 1999, October 31, 1999 and January 30, 2000, respectively. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000, and January 28, 2001, respectively. The first three quarters of fiscal 2002 ended on July 29, 2001, October 28, 2001 and January 27, 2002, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

        The Company follows SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss passes to the customer, unless the Company has future unperformed obligations or has to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

        At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company also provides an allowance for estimated customer returns, which has been netted against revenue.

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

Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 15.5% and 12.5% of the total accounts receivable at April 30, 2002. One customer represented 16.5% of the total accounts receivable balance at April 30, 2001. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During fiscal 2002, 2001 and 2000, revenues from two, three and two customers, respectively, represented 23.3%, 48.4% and 49.0% of total revenues, respectively. No other customer accounted for more than 10% of revenues.

Foreign Currency Translation

        The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. The translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in the determination of net loss.

Research and Development

        Research and development expenditures are charged to operations as incurred.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company's products. Advertising costs were $630,000 in fiscal 2002, $346,000 in fiscal 2001 and $70,000 in fiscal 2000.

Cash and Cash Equivalents

        Finisar's cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Investments

  Short-Term

        Short-term investments consist of interest bearing securities with maturities greater than 90 days and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

  Restricted Investments

        Restricted investments consist of interest bearing securities with maturities greater than three months and held in escrow under the terms of the Company's convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity which are stated at amortized cost.

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

        The Company permanently writes off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month demand forecast and, in addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company's products, and (3) known design changes which would reduce the Company's ability to use the inventory as planned.

Property, Equipment and Improvements

        Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except property which is 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Goodwill and other intangible assets

        Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles is provided on the straight-line basis over the respective estimated useful lives of the assets ranging from three to five years.

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

Net Income (Loss) Per Share

        Basic and diluted net income per share are presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), for all periods presented. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

        The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2002	2001	2000
Numerator:
Net income (loss)	$(218,738)	$(85,449)	$2,881
Denominator for basic net income (loss) per share:
Weighted-average shares outstanding—total	193,297	174,172	124,674
Weighted-average shares outstanding—subject to repurchase	(5,671)	(8,651)	(10,748)
Weighted-average shares outstanding—performance stock	(6,490)	(5,507)	—

Weighted-average shares outstanding—basic	181,136	160,014	113,930
Effects of dilutive securities:
Employee stock options	—	—	4,994
Stock subject to repurchase	—	—	10,748
Convertible redeemable preferred stock	—	—	14,430

Dilutive potential common shares	—	—	30,172

Weighted-average shares outstanding—diluted	181,136	160,014	144,102

Basic net income (loss) per share	$(1.21)	$(0.53)	$0.03

Diluted net income (loss) per share	$(1.21)	$(0.53)	$0.02

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	7,841	5,578	—
Stock subject to repurchase	5,671	8,651	—
Convertible debt	12,222	—	—
Performance stock	281	788	—
Warrants assumed in acquisition	10	2	—
Series A preferred stock issued in acquisition	699	350	—

Potentially dilutive securities	26,724	15,369	—

Comprehensive Income

        Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. The amount of the change in net unrealized gain on available-for-sale securities in fiscal 2002, 2001 and 2000 was approximately $589,000, $1,562,000 and $182,000, respectively. No foreign currency translation adjustments were incurred in fiscal 2002, 2001 and 2000. Accumulated other comprehensive income of $791,000 and $1,380,000 at April 30, 2002 and 2001 is comprised of unrealized gains on available-for-sale securities.

Effect of New Accounting Statements

        In June 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        The Company will apply SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 will significantly reduce amortization expense, which included $123.7 million, $51.5 million and $0 of goodwill amortization for the years ended April 30, 2002, 2001 and 2000. The Company will reclassify assembled workforce of $4.8 million to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company believes it operates under two reporting units, optical components and subsystems and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

        In July 2002, the Company began the required transitional impairment testing of goodwill and indefinite lived intangible assets. As a result of this testing, the Company believes that it will incur a transitional impairment charge of between $450 million and $475 million in the first quarter of fiscal 2003. The resulting impairment charge will be reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. We are contingently obligated to pay additional stock consideration related to the acquisition of Sensors Unlimited and Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply SFAS 144 beginning in the first quarter of fiscal 2003. Initial adoption of this statement is not expected to have a significant impact on the Company's financial condition or operating results.

2. Acquisitions

        The following is a summary of the acquisitions made by the Company during the two year period ended April 30, 2002, all of which were accounted for under the purchase method of accounting:

Entity Name	Description of Business	Acquisition Date
Fiscal 2002
Transwave Fibre, Inc. ("Transwave")	Passive optical components for data communication and telecommunications applications	May 3, 2001
Fiscal 2001
Shomiti Systems, Inc. ("Shomiti")	Products that analyze and monitor the performance of Ethernet networks	March 23, 2001
Medusa Technologies, Inc. ("Medusa")	Training and testing services focusing on Fibre Channel and other networking technologies	March 2, 2001
Demeter Technologies, Inc. ("Demeter")	Long wave Fabry Perot and distributed feedback lasers	November 21, 2001
Sensors Unlimited, Inc. ("Sensors")	Optical components that monitor DWDM systems	October 17, 2000

        The following is a summary of the consideration paid by the Company for each of its acquisitions:

	Stock			Options
Entity Name	Value ($000)	Number and Type of Shares (1)		Value ($000)	Number and Type of Shares (2)		Cash Including Acquisition Costs ($000)	Total Consideration ($000)
Fiscal 2002
Transwave	37,840	580,172	(P)	11,806	182,463	(P)	493	50,139
Fiscal 2001
Shomiti	100,898	1,120,984	(P)	11,032	139,991	(P)	1,206	113,227
Medusa	—	—		96	—		7,316	7,412
Demeter	168,882	6,020,012	(C)	15,438	491,448	(C)	3,373	187,693
Sensors	317,342	9,481,032	(C)	12,675	381,417	(C)	25,156	355,173

(1)
Excludes contingent consideration.

(2)
Shares of common stock (C) or shares of convertible Series A preferred stock (P)

        At the closing of the Sensors transaction, certificates representing 9,481,109 shares of Finisar common stock were issued to the former stockholders of Sensors (the "Initial Consideration") and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of October 17, 2000, the closing date, subject to the achievement of certain development milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares.

        In addition to the Initial Consideration and Deferred Consideration, on each of the first three anniversaries of the closing of the transaction, Finisar is required to issue and deliver to the former shareholders of Sensors, on a pro rata basis, additional shares of Finisar common stock (valued on the basis of the average closing trading price per share of such stock on the Nasdaq National Market for the ten trading days preceding the applicable payment date) (the "Additional Consideration"). These shares of Finisar common stock, with an aggregate estimated value of $48 million, are distributable as follows:

  •
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

  •
  If on the second anniversary of the closing of the transaction, at least 65% of the key Sensors employees, or equivalent replacement employees, are then employed by Finisar, Finisar will issue and deliver Finisar shares having an aggregate value of $1.58333 multiplied by the total number of escrow shares, rounded to the nearest whole share; and

  •
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

        At the date of acquisition, only the Initial Consideration was recorded for accounting purposes, since the payment of the Deferred Consideration and Additional Consideration was contingent upon future events that were not assured of occurring beyond a reasonable doubt. The Deferred Consideration will be recorded as additional purchase cost at the then current market price of the common stock if and when the milestones are attained. The Additional Consideration, if any, will be recorded as additional purchase cost at the then current market price of common stock on the first, second and third anniversaries of closing.

        As of April 30, 2002 and 2001, 6,320,688 and 3,160,344 shares of Finisar common stock, respectively, were earned as Deferred Consideration, and as of April 30, 2002, 3,817,168 shares of Finisar common stock were earned as Additional Consideration in accordance with the provisions of the merger agreement. As a result, additional goodwill of $51.7 million and $27.7 million, respectively, was recorded in fiscal 2002 and 2001, respectively. This goodwill was amortized through April 30, 2002 based on its remaining estimated useful life, commencing on the date the consideration was earned.

        At the closing of the Transwave transaction, certificates representing 580,172 shares of Finisar convertible Series A preferred stock (1,740,516 shares of common stock as a result of subsequent conversion) were issued to the former stockholders of Transwave (the "Initial Consideration") and certificates representing 290,131 shares of convertible Series A preferred stock (870,393 shares of common stock as a result of conversion), or approximately one-third of the shares issued pursuant to the transaction, were deposited into escrow (the "Deferred Consideration"). One-third of the shares deposited in escrow will be released on each of the first three anniversaries of the closing date subject to the achievement of certain financial, development and personnel milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares.

        At the date of acquisition, only the Initial Consideration was recorded for accounting purposes, since the payment of the Deferred Consideration was contingent upon future events that were not then assured of occurring beyond a reasonable doubt. The Deferred Consideration, will be recorded as additional purchase cost at the then current market price of the common stock if and when the milestones are attained.

        As of April 30, 2002, 203,223 shares of Finisar common stock were earned as Deferred Consideration in accordance with the provisions of the merger agreement. As a result, additional goodwill of $1.2 million was recorded and amortized over the remaining estimated useful life of the goodwill commencing on the date the consideration was earned.

        The following is a summary of the initial purchase price allocation for each of the Company's acquisitions (in thousands):

	Intangible Assets Acquired
Entity Name	Net Tangible Assets	Developed Technology	Inprocess Research & Development	Assembled Workforce	Customer Base	Tradename	Goodwill	Deferred Income Taxes	Deferred Compensation	Total (1)
Fiscal 2002
Transwave	$15	$10,387	$2,696	$946	$125	$—	$39,143	$(5,523)	$2,350	$50,139
Fiscal 2001
Shomiti	(1,241)	37,092	5,997	1,449	3,522	2,267	80,700	(18,432)	1,873	113,227
Medusa	653	910	—	490	160	600	5,424	(890)	65	7,412
Demeter	3,716	32,381	6,457	380	244	—	149,648	(18,434)	13,301	187,693
Sensors	740	54,825	22,764	1,539	1,901	3,722	288,677	(24,974)	5,979	355,173

(1)
Excludes contingent consideration

        The amounts allocated to in-process research and development ("IPRD") were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets including goodwill related to the acquisitions are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years.

        The Company has recorded certain acquisition-related purchase consideration as deferred stock based compensation in accordance with Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". Those amounts represent the intrinsic value on the date of closing of the acquisition of the unvested Finisar stock options exchanged for options held by employees of the companies. The stock compensation expense is being recognized on the graded vesting method over the related vesting period of the options of three to four years.

        The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of the respective acquisitions. The following unaudited pro forma information for fiscal 2002, 2001 and 2000 presents net revenue, net loss and net loss per share for each of these periods as if the transactions were consummated on May 1, 1999 except in-process research and development which is recorded in the year the transactions closed. This unaudited pro forma information does not purport to represent the Company's actual results of operations had the acquisitions occurred on May 1, 1999, or to be indicative of the Company's operating results for any future periods.

	Fiscal Years ended April 30,
	2002	2001	2000
Revenue	$147,265	$212,472	$91,841
Net loss	$(218,738)	$(146,953)	$(130,236)
Net loss per share basic and diluted	$(1.21)	$(0.87)	$(0.99)

3. Purchased Intangible Assets Including Goodwill

        Purchased intangible assets, including goodwill consisted of the following (in thousands):

	April 30,
	2002	2001
Developed technology	$135,595	$125,208
Customer base	5,952	5,827
Tradename	6,589	6,589
Assembled workforce	4,804	3,858
Goodwill	645,806	552,117

Total intangible assets including goodwill	798,746	693,599
Less accumulated amortization	(219,786)	(64,020)

	$578,960	$629,579

        The increase in developed technology, customer base and assembled workforce is due to the acquisition of Transwave. The increase in goodwill is due primarily to the acquisition of Transwave and the recognition of the contingent consideration in the Sensors and Transwave acquisitions (see note 2).

        Upon adoption of SFAS 142 in fiscal 2003, the Company will reclassify assembled workforce to goodwill and no longer amortize goodwill.

4. Investments

  Short-Term

        The following table summarizes the Company's short-term investments in terms of type of investment, amortized cost, gross unrealized gain or (loss) and fair market value as of April 30, 2002 and 2001 (in thousands).

Investment Type	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
As of April 30, 2002
Debt:
Corporate	$42,308	$316	$42,624
Government Agency	8,408	100	8,508
Municipal	14,362	159	14,521

	65,078	575	65,653
Equity:
Corporate	2,555	—	2,555

Total	$67,633	575	$68,208

As of April 30, 2001
Certificates of deposit	$264	$—	$264
Debt:
Corporate	18,643	445	19,088
Government Agency	2,038	33	2,071
Municipal	64,314	672	64,986

	84,995	1,150	86,145
Equity:
Corporate	16,430	1,126	17,556

Total	$101,689	$2,276	$103,965

        Included in the above table as of April 30, 2002 is $21,225,000 of investments with maturities in the years ended April 30, 2004 and 2005 of $8,791,000, and $12,434,000, respectively, and as of April 30, 2001 is $56,340,000 of investments with maturities in the years ended April 30, 2003, 2004 of $51,442,000 and $4,898,000, respectively. While these investments mature after one year from the balance sheet date, they have been classified as current assets because they are readily marketable and the Company views these investments as assets which are available within the year following the balance sheet date should the need arise. The realized gains for the years ended April 30, 2002 and 2001 totaled $438,000 and $531,000, respectively.

  Restricted Securities

        The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 5 1/4% convertible subordinated notes U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the next five scheduled interest payments due on the notes. The following table summarizes the Company's restricted securities in terms of type of investment, amortized cost, gross unrealized gain or (loss) and fair market value as of April 30, 2002 (in thousands).

Investment Type	Amortized Cost	Gross Unrealized Gain (Loss)	Market Value
As of April 30, 2002
Government agency	$16,063	$(262)	$15,801

Classified as:
Short term—less than 1 year	$6,560	$(69)	$6,491
Long term—1 to 3 years	9,503	(193)	9,310

Total	$16,063	$(262)	$15,801

  Cost-Method Investments

        Included in other long-term assets is $29.9 million and $28.3 million at April 30, 2002 and 2001, respectively, representing the carrying value of the Company's minority investment in eight privately held companies accounted for under the cost method. During the fiscal years ended April 30, 2002 and 2001, the Company recorded charges of $0 and $1.3 million, respectively, for the impairment in value of these investments.

  Equity Method Investments

        Included in other long-term assets is $5.0 million and $0 at April 30, 2002 and 2001, respectively, representing the carrying value of the Company's minority investment in one private company accounted for under the equity method. Also included in other long-term assets is the Company's loan of $7.0 million to this private company. During the fiscal years ended April 30, 2002 and 2001 the Company recorded $309,000 representing its share of the loss of the investee, which is recorded in other income (expense), net on the statement of operations.

5. Inventories

        Inventories consist of the following (in thousands):

	April 30,
	2002	2001
Raw materials	$36,246	$41,592
Work-in-process	17,439	15,840
Finished goods	6,228	5,186

	$59,913	$62,618

        In the fourth quarter of fiscal 2001, the Company recorded a charge to cost of revenue of $19.8 million for excess and obsolete inventory including $9.5 million for non-cancelable purchase obligations. In the first quarter of fiscal 2002, the Company recorded an additional charge of $29.2 million for excess and obsolete inventory including $3.7 million for non-cancelable purchase obligations.

        During the fourth quarter of fiscal 2002, the Company sold inventory components that were previously written-off. The estimated original cost of components that were written-off in prior periods and were sold in the fourth quarter of fiscal 2002 was approximately $2.7 million. As a result, cost of revenue associated with the sale of this inventory was zero.

6. Property, Equipment and Improvements

        Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2002	2001
Land	$18,786	$18,780
Building	21,169	13,986
Computer equipment	19,674	9,558
Office equipment, furniture and fixtures	3,209	2,645
Machinery and equipment	76,957	36,469
Leasehold improvements	7,480	4,042

Total	147,275	85,480
Accumulated depreciation and amortization	(22,250)	(6,212)

Property, equipment and improvements (net)	$125,025	$79,268

        In February 2002, we purchased certain of the assets, principally capital assets, of AIFOtec, GmbH, located in Munich, Germany for cash consideration totaling $2.5 million. Additionally, we leased AIFOtec's former facility.

7. Commitments

        Future minimum payments under capital and non-cancelable operating lease agreements are as follows as of April 30, 2002 (in thousands):

	Capital Leases	Operating Leases
Fiscal years ending April 30:
2003	$371	$3,517
2004	—	3,362
2005	—	3,383
2006	—	3,253
2007	—	1,622
2008	—	791
Thereafter	—	451

Total minimum payments required	$371	$16,379

Less amount representing interest	(10)

Present value of minimum lease payments	361
Less current portion	(361)

Long-term lease obligation	$—

        Rent expense was approximately $5.1 million in fiscal 2002, $3.4 million in fiscal 2001, and $1.5 million in fiscal 2000. The Company subleases a portion of its facilities that it considers to be in excess of current requirements. Sublease income was $1.7 million in fiscal 2002, $2.7 million in fiscal 2001 and $500,000 in fiscal 2000. Total sublease income to be recognized for the remaining term of the lease through May 2003 totals $100,000.

8. Sale of Convertible Subordinated Notes

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

        Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2002, the Company recorded in interest expense amortization of $2.5 million.

        At issuance of the Notes, the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities which will be sufficient, upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the Notes.

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

        Upon a change in control of the Company, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash the Company may, at its option, pay it in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.

        The notes are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

        The Company has agreed to use its best efforts keep a shelf registration statement covering the notes and the common stock issuable upon conversion of the notes effective until two years after the last date on which the Company issues notes or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act. If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company filed a registration statement covering the notes and the common stock issuable upon conversion of the notes with the SEC in December 2001, and the registration statement was declared effective in January 2002. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. The notes are eligible for trading in the PORTAL market.

        As at April 30, 2002, the fair value of the Company's convertible subordinated debt was $168,281,000.

9. Stockholders' Equity

Common Stock and Preferred Stock

        On June 19, 2001, the Company's stockholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Thereafter, the preferred stock issued in the acquisitions of Shomiti and Transwave and options to purchase preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into common stock on a 3-for-1 basis. As at April 30, 2002, Finisar is authorized to issue 500,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote.

        Common stock subject to future issuance as of April 30, 2002 is as follows:

Conversion of convertible notes	22,644,927
Exercise of warrants	10,153
Exercise of outstanding options	13,895,142
Common stock available for grant under stock option plans	780,795
Common stock reserved for issuance under the employee stock purchase plan	642,614

37,973,631

        In connection with the acquisition of Sensors, the remaining unearned Deferred Consideration of 3,160,413 shares of common stock which are held in escrow and the Additional Consideration that may be earned in future periods (see Note 2) are not included in the accompanying balance sheet and are excluded from the table above. In connection with the acquisition of Transwave, the remaining unearned Deferred Consideration of 667,170 shares of common stock which are held in escrow and may be earned in future periods (see Note 2) are not included in the accompanying balance sheet and are excluded from the table above. Any future Additional or Deferred Consideration will be recorded as goodwill and be subject to the impairment testing under SFAS 142.

        Effective November 11, 1999, the Company sold 27,915,000 shares of its common stock in an initial public offering at a price of $6.33, including 3,465,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 25,815,699 shares, with an aggregate offering price of $163,499,427, were sold by Finisar, and 2,099,301 shares, with an aggregate offering price of $13,295,573, were sold by selling stockholders. An aggregate underwriting discount of $12,375,650 was paid in connection with the offering, $11,444,960 of which was paid by Finisar and $930,690 of which was paid by the selling stockholders. Other expenses of the offering incurred by Finisar were approximately $1,500,000. Net proceeds of the offering to the Company after deducting underwriting discounts and commissions, and other expenses aggregated approximately $150.6 million. Of the net proceeds raised in the initial public offering, $11.0 million was used to repay bank loans and another $2.6 million was used to redeem the Company's no par value, redeemable preferred stock.

        On April 6, 2000, the Company sold 23,175,000 shares in an additional public offering of its common stock at a price of $33.33 per share, including 75,000 shares that were sold upon exercise of the underwriters' overallotment option. Of the shares sold, 6,000,000 shares, with an aggregate offering price of $200,000,000, were sold by Finisar, and 17,175,000 shares, with an aggregate offering price of $572,500,000, were sold by selling stockholders. An aggregate underwriting discount of $30,127,500 was paid in connection with the offering, $7,800,000 of which was paid by Finisar and $22,327,500 of which was paid by the selling stockholders. Other expenses of the offering incurred by Finisar were approximately $1,100,000. Net proceeds of the offering to the Company after deducting underwriting discounts and commissions, and other expenses aggregated approximately $191.1 million.

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

Warrants

        In connection with the acquisition of Shomiti the Company assumed warrants to purchase stock of Shomiti. These warrants entitle the holder to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.

Preferred Stock

        The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company's Board of Directors. Pursuant to such Board action in March 2001, the Company designated 4,500,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock was automatically convertible into three shares of the Company's common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of the Company's common stock to not less than the number of shares sufficient to allow the conversion of each share of the Series A Preferred Stock (the "Charter Amendment"). Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock had the same rights as a holder of the number of shares of the Company's common stock into which the share of Series A Preferred Stock was convertible with respect to the rights to vote, to receive dividends and to receive distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti. and Transwave. As of April 30, 2002 and 2001, zero and 1,120,984 shares of the Company's Series A Preferred Stock were issued and outstanding, respectively. On June 19, 2001, the Charter Amendment was approved and the outstanding shares of the Series A Preferred Stock were automatically converted into common stock on a 3-for-1 basis upon the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State. None of the 5,000,000 shares of preferred stock the Company is authorized to issue have any designated rights, preferences or privileges.

1999 Employee Stock Purchase Plan

        Finisar's 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in September 1999. A total of 750,000 shares of common stock were reserved for issuance under the plan, cumulatively increased by 750,000 shares on May 1, 2001 and each May 1 thereafter through May 1, 2010. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed by Finisar for more than 20 hours per week and more than five months in any calendar year. The plan is implemented during sequential 12-month offering periods, generally commencing on or about December 1 of each year.

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

        During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the "Plans"). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2002, 4,402,589 shares issued upon exercise of options are subject to repurchase.

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

        In connection with the acquisitions of Sensors and Demeter, the Company agreed to limit the number of options that could be granted under the Company's 1999 stock option plan. The Company also agreed to suspend the automatic annual increase in shares reserved for issuance under the 1999 stock option plan until the number of shares of its common stock authorized for issuance has been increased. Because of the limit to the number of options that could be granted under the 1999 stock option plan, options to purchase Finisar preferred stock were issued in conjunction with the assumption of all options outstanding upon the acquisition of Shomiti, Medusa and Transwave. These options on preferred stock were automatically convertible to options to purchase Finisar common stock on a one-for-three basis at such time as sufficient common stock was authorized for issuance. Following the stockholders' approval of the increase in the number of shares of common stock authorized to be issued on June 19, 2001, the limit on the number of options that could be granted under the 1999 stock option plan and the suspension of the automatic annual increase in shares reserved for issuance were lifted, and the options for Finisar preferred stock were converted to options for Finisar common stock. In aggregate the Company authorized, after conversion of options for preferred stock, the issuance of options to purchase 1,848,239 shares of Finisar common stock in connection with the assumption of all options upon the acquisitions of Sensors, Demeter, Shomiti, Medusa and Transwave. The new options that were issued carry forward the same vesting schedules as the underlying options assumed, which generally vest over four years.

        A summary of activity under the Plans for common stock is as follows:

	Options Outstanding
Options for Common Stock	Options Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Balance at April 30, 1999	19,605,000	4,459,620	$0.0170-$0.4375	$0.190
Options granted	(5,497,710)	5,497,710	$0.4700-$21.7080	$2.287
Options exercised	—	(4,041,099)	$0.0170-$3.4000	$0.591
Options canceled	237,525	(237,525)	$0.0170-$6.3300	$0.775
Shares repurchased	25,800	—	$0.0430-$0.0500	$0.050
Options expired	(241,800)	—	—	—

Balance at April 30, 2000	14,128,815	5,678,706	$0.0170-$21.7080	$1.916
Options granted	(8,299,815)	(8,299,815)	$7.0600-$32.5000	$21.247
Increase in authorized shares related to acquisitions	880,877	—	—	—
Options assumed in acquisitions	(880,877)	880,877	$0.2300-$0.9600	$0.749
Options exercised	—	(752,461)	$0.0170-$6.3330	$1.941
Options repurchased	573,000	—	$0.0430-$0.4375	$0.210
Options canceled	211,795	(211,795)	$6.3333-$30.875	$24.505
Options expired	(333,000)	—	—	—
Decrease in authorized shares	(5,500,000)	—	—	—

Balance at April 30, 2001	780,795	13,895,142	$0.0170-$32.500	$13.043
Increase in authorized shares	20,557,890	—	—	—
Increase in authorized shares related to acquisitions	975,374	—	—	—
Options granted	(9,851,000)	9,851,000	$3.8400-$19.1100	$4.2289
Options converted from preferred options	(5,752,620)	5,752,620	$10.2300-$12.625	$1.4400
Options exercised	—	(965,923)	$3.6999-$23.0895	$1.1076
Options repurchased	238,800	—	$0.0433-$1.0000	$0.3912
Options canceled	1,926,245	(1,926,245)	$0.1600-$30.8750	$11.7534
Options expired	(212,286)	—	—

Balance at April 30, 2002	8,663,198	26,606,594	$0.0170-$32.500	$7.1709

        The following table summarizes information about options outstanding for common stock at April 30, 2002:

		Exercisable
Exercise Price for Common Stock	Number Outstanding at April 30, 2002	Number Exercisable at April 30, 2002	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
			(In years)
$00.0167-$00.4367	2,797,127	2,572,435	6.48	$00.1295
$00.4700-$03.6667	1,794,963	971,268	7.52	$01.3909
$03.8400-$03.8400	8,675,300	13,720	9.42	$03.8400
$04.0100-$10.0300	1,952,694	337,747	8.55	$05.9289
$10.2300-$10.2300	4,010,150	806,150	8.96	$10.2300
$11.0625-$21.5625	3,044,255	589,453	8.52	$16.9196
$21.5630-$22.5000	2,554,105	517,791	8.33	$21.9344
$25.6875-$25.6875	200,000	40,000	8.56	$25.6875
$30.8750-$30.8750	1,228,000	245,600	8.47	$30.8750
$32.5000-$32.5000	350,000	70,000	8.29	$32.5000

$0.0167-$32.5000	26,606,594	6,164,164	8.58	$7.1709

        The weighted-average fair value of options granted for common stock was $4.23 during fiscal 2002 and $20.00 during fiscal 2001.

        In connection with the acquisitions of Shomiti, Medusa and Transwave, the Company's Board adopted the Finisar Corporation 2001 nonstatutory stock option plan which provided for the grant of nonstatutory options to purchase shares of Series A Preferred Stock. The 2001 stock option plan was primarily used for the grants of options to employees of Shomiti, Medusa and Transwave following completion of the acquisitions of these companies. The 2001 stock option plan also permits the Company to grant nonstatutory stock options to its other employees.

        On June 19, 2001, the Company's stockholders approved an increase in the authorized shares of the Company's common stock and the options to purchase shares of Series A preferred stock were automatically converted into options to purchase common stock on a 3-for-1 basis upon the filing of an amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State.

        A summary of activity under the plan for preferred stock is as follows:

	Options Outstanding
Options for Preferred Stock	Options Available for Grant	Number of Shares	Price Per Share	Weighted-Average Exercise Price
Options authorized	1,950,000	—	—	—
Options granted	(1,595,586)	1,595,586	$30.69-$37.875	$33.12
Increase in authorized shares related to acquisitions	139,991	—	—	—
Options assumed in acquisitions	(139,991)	139,991	$0.60-$12.39	$9.315
Options canceled	500	(500)	$30.69	$30.69

Balance at April 30, 2001	354,914	1,735,077	$0.60-$37.875	$31.20
Increase in authorized shares related to acquisitions	182,463	—	—	—
Options assumed in acquisitions	(182,463)	182,463	$0.48	$0.48
Options converted to common stock options	—	(1,917,540)	$0.48-$12.39	$4.32
Decrease in authorized shares	(354,914)	—	—	—

Balance at April 30, 2002	—	—	—	—

Restricted Shares Issued for Promissory Notes

        During fiscal 1999, employees exercised options to purchase 7,938,924 shares of common stock in exchange for promissory notes in the aggregate principal amount of $1,520,788. During fiscal 2000, employees exercised options to purchase 2,792,523 shares of common stock in exchange for promissory notes in the aggregate principal amount of $1,632,413. During fiscal 2001 and 2002, no options were exercised for shares of common stock in exchange for promissory notes. All notes are full recourse, are secured by the shares and bear interest at a rate of 6% per annum. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of Finisar. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years.

Deferred Stock Compensation

        In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $2.4 million during fiscal 1999 and $13.0 million during fiscal 2000 prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation of $21.2 million and $1.1 million (net of reversals of $1.3 million related to termination of employees), respectively, related to the assumptions of stock options associated with companies acquired during the year. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal years 1999 and 2000 and assumptions of stock options associated with companies acquired during the fiscal year 2001 and fiscal year 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ending April 30, 2003 (unaudited)	—	4,162
Fiscal year ending April 30, 2004 (unaudited)	—	1,658
Fiscal year ending April 30, 2005 (unaudited)	—	360

Total	$37,644	$37,644

Accounting for Stock-Based Compensation

        Pro forma information regarding net income is required by SFAS 123 as if Finisar had accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for Finisar's stock option grants prior to the Company's initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of stock options grants subsequent to the initial public offering were valued using Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar's stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options was estimated at the date of grant using the following weighted-average assumptions for fiscal years 2002, 2001 and 2000: risk-free interest rates of 4.7% for 2002, 5% for 2001 and 6% for 2000; a dividend yield of 0%; a volatility factor of 1.24 for 2002, 1.49 for 2001 and 0.91 for 2000; and a weighted-average expected life of the option of four years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Finisar Corporation's pro forma information is as follows (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2002	2001	2000
Net income (loss):
As reported	$(218,738)	$(85,449)	$2,881

Pro forma	$(261,724)	$(105,809)	$2,463

Basic net income (loss) per share:
As reported	$(1.21)	$(0.53)	$0.03

Pro forma	$(1.44)	$(0.66)	$0.02

Diluted net income (loss) per share:
As reported	$(1.21)	$(0.53)	$0.02

Pro forma	$(1.44)	$(0.66)	$0.02

10. Income Taxes

        The expense (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2002	2001	2000
Current:
Federal	$(8,309)	$17,537	$3,875
State	—	5,349	473

	(8,309)	22,886	4,348

Deferred:
Federal	(27,802)	(17,311)	(968)
State	(2,455)	(4,555)	(125)

	(30,257)	(21,866)	(1,093)

Provision for income taxes	$(38,566)	$1,020	$3,255

        The tax benefit associated with exercises of stock options assumed in acquisitions reduced taxes currently payable by $21.2 million in fiscal year 2001 and was recorded as a reduction of goodwill.

        A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows:

	Fiscal Years Ended April 30,
	2002	2001	2000
Expected income tax provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	34.0%
State taxes, net of federal benefit	(1.5)	0.5	3.7
Deferred Compensation	1.6	1.8	30.6
Tax Exempt Interest	(0.3)	(2.4)	(7.6)
Research and development credits	—	(0.8)	(7.9)
Valuation Allowance	1.8	—	—
Non-deductible amortization	17.6	21.4	—
Non-deductible acquired in-process research and development	0.4	14.6	—
Non-deductible merger related expenses	0.4	0.5	—
Other permanent differences	0.1	0.6	0.2

	(14.9)%	1.2%	53.0%

        The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2002	2001
Deferred tax assets:
Inventory reserve	$18,705	$10,267
Accruals and reserves	7,682	7,893
Tax credits	1,422	1,422
Net operating loss carryforwards	42,428	27,574
Other	1,008	513

Total deferred tax assets	71,245	47,669
Valuation allowance	(27,016)	(16,419)

Net deferred tax assets	44,229	31,250
Deferred tax liabilities:
Acquired intangibles	(44,229)	(54,075)
Unrealized gains on marketable securities	—	(955)
Tax depreciation over book depreciation	—	(954)

Total deferred tax liabilities	(44,229)	(55,984)

Total net deferred tax assets (liabilities)	$—	$(24,734)

        The valuation allowance increased by approximately $10.6 million and $16.4 million in fiscal 2002 and 2001, respectively.

        Approximately $9.7 million of the valuation allowance at April 30, 2002 is attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. Approximately $7.0 million of the valuation allowance at April 30, 2002 is attributable to stock option deductions that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries.

        At April 30, 2002, the Company had federal and state net operating loss carryforwards of approximately $64.5 million and $38.7 million respectively, and federal and state research and development credit carryforwards of approximately $2.8 million and $0.7 million, respectively. The net operating loss and credit carryforwards will expire at various dates beginning in 2004, if not utilized.

        Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

11. Segments and Geographic Information

        The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. Due to the acquisition of several companies, the Company changed the structure of its internal organization in fiscal 2001 based on the type of customer, product application and manner in which products are marketed. Based on this new structure, the Company views its business as having two principal operating segments, consisting of optical components and subsystems and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access networks (MAN) applications, and digital return path products for cable television networks (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for Fibre Channel, Gigabit Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

        In fiscal 2001 and fiscal 2002, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

        Information about reportable segment revenues and income are as follows. Segment information for the prior years has been restated to conform to the current year's presentation (in thousands):

	Fiscal Years Ended April 30,
	2002	2001	2000
Revenues:
Optical components and subsystems	$112,333	$158,333	$46,774
Network test and monitoring systems	34,932	30,467	20,373

Total revenues	$147,265	$188,800	$67,147

Depreciation and amortization expense
Optical components and subsystems	$11,579	$4,798	$916
Network test and monitoring systems	1,904	438	245
Operating income:
Optical components and subsystems	$(79,126)	$(7,248)	$3,088
Network test and monitoring systems	(5,474)	3,968	5,425

Operating income (loss)	(84,600)	(3,280)	8,513
Unallocated amounts:
Amortization of acquired developed technology	(27,119)	(10,900)	—
Amortization of deferred stock compensation	(11,963)	(13,542)	(5,530)
In-process research and development	(2,696)	(35,218)	—
Amortization of other intangibles	(129,099)	(53,122)	—
Other acquisition costs	(3,119)	(1,130)	—
Interest income (expense), net	(68)	14,217	3,252
Other non-operating income (expense), net	1,360	18,546	(99)

Income (loss) before income tax	$(257,304)	$(84,429)	$6,136

        The following is a summary of total assets by segment (in thousands):

	April 30,
	2002	2001
Optical components and subsystems	$760,382	$770,641
Network test and monitoring systems	123,515	163,254
Other	157,384	96,100

	$1,041,281	$1,029,995

        Cash, short-term, restricted and minority investments are the primary components of other in the above table.

        The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Fiscal Years Ended April 30,
	2002	2001	2000
Revenues from sales to unaffiliated customers:
United States	$114,354	$159,100	$46,900
Canada	4,334	15,816	16,878
Rest of the world	28,577	13,884	3,369

	$147,265	$188,800	$67,147

        Revenues generated in the U.S. and Canada (collectively, North America) are all from sales to customers located in those geographic regions.

        The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,
	2002	2001
Long-lived assets
United States	$732,986	$738,205
Malaysia	17,494	—
Rest of the world	3,285	—

	$753,765	$738,205

        The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended April 30,
	2002	2001
Optical components and subsystems	$56,435	$39,806
Network test and monitoring systems	$3,700	$884

12. Pending Litigation

Securities class action lawsuit

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of the Company's common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, the Company's President and Chief Executive Officer, Frank H. Levinson, the Company's Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company's Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the aftermarket at pre-determined prices. No specific damages are claimed. The Company is aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, have filed a motion to dismiss the complaints. A hearing date on the motion has not been set. The Company believes that the allegations against the Company and its officers and directors are without merit and intends to contest them vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

Patent litigation

        On March 1, 2002, Rockwell Automation Technologies, Inc. ("Rockwell AT"), a manufacturer of electronic component devices, filed a lawsuit against the Company, its subsidiary, Sensors Unlimited, and several other manufacturers, alleging that the Company and Sensors Unlimited used some of the metal organic chemical vapor deposition ("MOCVD") wafers purchased from IQE (Europe), Ltd ("IQE") or others and/or fabricated wafers themselves that were manufactured by a process that infringed on one or more claims on an expired patent originally issued to Rockwell International Corporation in 1983 and ultimately assigned to Rockwell AT. The complaint asked for monetary damages. In April 2002, Rockwell AT dismissed the complaint against the Company and its subsidiary, Sensors Unlimited, without prejudice to its right to refile a lawsuit for infringement against the Company and Sensors Unlimited at a later date. The Company believes that the allegations against the Company and its subsidiary are without merit and if another lawsuit is filed in the future, the Company intends to contest it vigorously. IQE has agreed to indemnify Finisar for any liabilities resulting from wafers supplied by IQE. However, the litigation process is inherently uncertain. If the outcome of any such litigation is adverse to the Company and if the Company is required to pay significant monetary damages, the Company's business would be significantly harmed.

12. Sale of Opticity Product Line

        On February 28, 2001, the Company completed the sale of technology and other assets associated with its Opticity product line to ONI Systems, Inc. At the same time, Finisar entered into a supply agreement for certain optical components for ONI's new ONLINE2500™ product incorporating the technology to be purchased from Finisar. Under the terms of the agreement, upon closing, ONI Systems, Inc., paid the Company $5 million in cash and 488,624 shares of ONI common stock having a value of approximately $16.4 million based on a closing price of $33.625 per share. The Company recorded a net gain of approximately $19.1 million as other income when earned in fiscal 2001.

        During fiscal 2002, the Company achieved certain post-closing development milestones which were recorded as income net of expenses totaling $14.7 million. The Company recorded an other than temporary write down of $13.9 million on the 488,624 shares of ONI common stock received based on declining market valuation.

13. Subsequent Events (unaudited)

        On May, 2002, the Company acquired the physical assets and intellectual property associated with the passive optical component product line of New Focus, Inc. The physical assets included development and production equipment as well as certain raw materials and finished goods inventories. New Focus assigned to the Company the intellectual property rights to 50 pending and issued patents, proprietary know-how, and trademarks associated with its passive components product line. New Focus retained exclusive rights for use of this intellectual property outside the field of fiber optic communications.

        The Company agreed to pay New Focus total consideration of approximately $12.75 million including $6.75 million payable in the form of Finisar common stock. New Focus will also receive royalty payments that are subject to guaranteed minimum annual payments totaling $6.0 million during the first three years of the agreement. Royalty payments are based on a percentage of sales of all products that utilize the transferred technology.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item, which will be set forth under the caption "Information About Finisar Corporation—Management" in Finisar's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item, which will be set forth under the caption "Executive Compensation and Other Matters" in Finisar's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item, which will be set forth under the caption "Information About Finisar Corporation—Stock Ownership of Certain Beneficial Owners and Management" in Finisar's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item, which will be set forth under the caption "Executive Compensation and Other Matters—Certain Relationships and Related Transactions" in Finisar's Proxy Statement for its 2002 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    FINANCIAL STATEMENTS

        See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at page 49 of this Form 10-K.

(2)
FINANCIAL STATEMENT SCHEDULES

        The following consolidated financial statement schedule of Finisar is filed as part of this Registration Statement and should be read in conjunction with the consolidated financial statements and related notes.

PAGE
SCHEDULE II—Valuation and Qualifying Accounts	92

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

(3)
EXHIBITS

        The exhibits listed in the Index to Exhibits are filed as part of this Report (see page 90).

(b)
Reports on Form 8-K

        The Company filed one report on Form 8-K for the quarter ended April 30, 2002:

  (1)
  On March 19, 2002, the Company filed a Form 8-K to announce that, on March 15, 2002, it had entered into an agreement to acquire BaySpec, Inc., a privately-held company located in Fremont, California.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 29th day of July, 2002.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ JERRY S. RAWLS Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer)	July 29, 2002
/s/ FRANK H. LEVINSON Frank H. Levinson	Chairman of the Board and Chief Technical Officer	July 29, 2002
/s/ STEPHEN K. WORKMAN Stephen K. Workman	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 29, 2002
/s/ MICHAEL C. CHILD Michael C. Child	Director	July 29, 2002
/s/ ROGER C. FERGUSON Roger C. Ferguson	Director	July 29, 2002
/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	July 29, 2002
/s/ GREGORY H. OLSEN Gregory H. Olsen	Director	July 29, 2002

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Reorganization by and among Finisar Corporation, Gemstone Acquisition Corp., Sensors Unlimited, Inc. and Certain Principal Shareholders of Sensors, dated August 16, 2000(1)
2.2	Agreement and Plan of Reorganization by and among Finisar Corporation, Onyx Acquisition Corp. and Demeter Technologies, Inc., dated November 20, 2000(2)
2.3	Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Silver Acquisition Corp. and Shomiti Systems, Inc., dated February 7, 2001(3)
2.4	Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001(4)
3.4	Amended Bylaws of Registrant(5)
3.5	Restated Certificate of Incorporation of Registrant(7)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(8)
3.7	Restated Certificate of Incorporation of Registrant(8)
3.8	Certificate of Elimination regarding the Registrant's Series A Preferred Stock(9)
4.1	Specimen certificate representing the common stock(7)
10.1	Form of Indemnity Agreement between Registrant and Registrant's directors and officers(7)
10.2	1989 Stock Option Plan(7)
10.3	1999 Stock Option Plan(6)
10.4	1999 Employee Stock Purchase Plan(6)
10.5	Securities Purchase Agreement between Registrant and certain investors, dated as of November 6, 1998(7)
10.6	Shareholders' Agreement among Registrant and certain of its shareholders, dated as of November 6, 1998(7)
10.7	Voting Agreement among Registrant and certain of its shareholders, dated as of November 6, 1998(7)
10.8	Loan Agreement between Registrant and Fleet National Bank, dated as of November 6, 1998(7)
10.9	Security Agreement between Registrant and Fleet National Bank, dated as of November 4, 1998(7)
10.10	Security Agreement Re: Contracts, Leases, License and Permits between Registrant and Fleet National Bank, dated as of November 4, 1998(7)
10.11	Building Office Lease for 582 Market Street, Suite 609-610, San Francisco, CA, dated December 17, 1996 between Registrant and Niantic Corporation(7)

10.12	Building Lease for 274 Ferguson Drive, Mountain View, CA, dated April 30, 1997 between Registrant and DM Group VIII and DM Group VIII-E(7)
10.13	Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company(7)
10.14	Employment Agreement by and between Finisar Corporation and Gregory H. Olsen, dated October 17, 2000(8)
10.15	Noncompetition Agreement by and between Gregory H. Olsen and Finisar Corporation, dated October 17, 2000(8)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed November 1, 2000.

(2)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed December 6, 2000.

(3)
Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed April 3, 2001.

(4)
Incorporated by reference to the same numbered exhibit to Registrant's Current Report on Form 8-K filed May 16, 2001.

(5)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 filed December 1, 2001 (File No. 333-52546).

(6)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(7)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(8)
Incorporated by reference to the same numbered exhibit to Registrant's Annual Report on Form 10K filed July 18, 2001.

(9)
Incorporated by reference to Exhibit 3.8 to Registrant's Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

FINISAR CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions— write-offs	Balance at end of period
	(in thousands)
Allowance for doubtful accounts
Year ended April 30, 2000	$265	$190	$—	$—	$455
Year ended April 30, 2001	455	344	430	—	1,229
Year ended April 30, 2002	1,229	1,019	—	363	1,885

(1)
Allowance assumed through the acquisitions of Sensors, Demeter, Medusa and Shomiti in fiscal 2001.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10 FOR THE FISCAL YEAR ENDED APRIL 30, 2001
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX
FINISAR CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS