Form 10-Q
period 2002-07-28
FINISAR CORP
filed 2002-09-11
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-27999

FINISAR CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1308 Moffett Park Drive Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 408-548-1000

Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At September 9, 2002 there were 201,550,985 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2002	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$39,906	$75,889
Short-term investments	71,871	68,208
Restricted investments	6,634	6,560
Accounts receivable, trade (net)	35,026	28,962
Accounts receivable, other	6,732	11,616
Inventories	59,331	59,913
Income tax receivable	7,541	7,504
Prepaid expenses	4,083	2,365
Deferred income taxes	14,974	16,996

Total current assets	246,098	278,013
Property, plant, equipment and improvements, net	126,998	125,025
Restricted investments, long-term	9,635	9,503
Purchased intangibles, net	105,284	102,380
Goodwill, net	16,000	476,580
Other assets	41,843	49,780

Total assets	$545,858	$1,041,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,153	$34,027
Accrued compensation	4,204	7,404
Other accrued liabilities	8,775	5,887
Convertible note payable, current	6,750	—
Current portion of other long-term liabilities	1,384	—
Non-cancelable purchase obligations	8,531	7,731
Capital lease obligations	181	361

Total current liabilities	51,978	55,410
Long-term liabilities:
Deferred income taxes	14,974	16,996
Convertible notes, net of unamortized portion of beneficial conversion feature of $34,627 and $35,761	90,373	89,239
Other long-term liabilities	4,000	634

Total long-term liabilities	109,347	106,869
Stockholders' equity:
Common stock, $0.001 par value, 193,371,230 shares issued and outstanding at July, 31, 2002 and 192,552,246 shares issued and outstanding at April 30, 2002	193	192
Additional paid-in capital	1,211,092	1,209,305
Notes receivable from stockholders	(1,361)	(1,488)
Deferred stock compensation	(4,527)	(6,181)
Accumulated other comprehensive income	258	791
Accumulated deficit	(821,122)	(323,617)

Total stockholders' equity	384,533	879,002

Total liabilities and stockholders' equity	$545,858	$1,041,281

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended July 31,
	2002	2001
Revenues	$47,047	$34,215
Cost of revenues	36,923	55,154
Amortization of acquired developed technology	7,395	6,780

Gross profit (loss)	2,729	(27,719)
Operating expenses:
Research and development	15,516	12,378
Sales and marketing	6,156	4,905
General and administrative	3,850	5,615
Amortization of deferred stock compensation	1,381	4,069
Acquired in-process research and development	—	2,696
Amortization of goodwill and other purchased intangibles	329	30,822
Impairment of goodwill	485	—
Other acquisition costs	197	1,839

Total operating expenses	27,914	62,324

Loss from operations	(25,185)	(90,043)
Interest income (expense), net	(1,341)	1,294
Other income (expense), net	(10,338)	462

Loss before income taxes and cumulative effect of an accounting change	(36,864)	(88,287)
Provision for (benefit from) income taxes	61	(19,000)

Loss before cumulative effect of an accounting change	$(36,925)	$(69,287)
Cumulative effect of an accounting change to adopt SFAS 142	(460,580)	—

Net loss	$(497,505)	$(69,287)

Loss per share before cumulative effect of an accounting change	$(0.19)	$(0.40)
Cumulative per share effect of an accounting change to adopt SFAS 142	(2.44)	—

Loss per share—basic and diluted	$(2.63)	$(0.40)

Shares used in loss per share calculation—basic and diluted	189,424	174,885

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended July 31,
	2002	2001
Operating activities:
Net loss	$(497,505)	$(69,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,358	2,440
Amortization of deferred stock compensation	1,381	4,068
Acquired in-process research and development	—	2,696
Amortization of goodwill and other purchased intangibles	329	30,822
Amortization of acquired developed technology	7,395	6,780
Amortization of beneficial conversion feature	1,134	—
Amortization of discount on restricted securities	(206)	—
Pro-rata share in losses of minority investment (equity method)	185	—
Cumulative effect of an accounting change	460,580	—
Impairment of minority investment	10,000	—
Impairment of goodwill	485	—
Changes in operating assets and liabilities:
Accounts receivable	(6,064)	8,669
Inventories	995	13,936
Other assets	1,367	2,628
Deferred income taxes	—	(18,486)
Accounts payable	(11,874)	7,235
Accrued compensation	(3,200)	(3,219)
Current income taxes	(37)	(544)
Other accrued liabilities	3,054	14,454

Net cash provided by (used in) operating activities	(27,623)	2,192
Investing activities:
Purchases of property, plant, equipment and improvements	(5,289)	(23,588)
(Purchase)/sale of short-term investments	(4,196)	9,679
Purchase of minority investment	(155)	—
Acquisition of product line assets	(243)	—
Acquisition of subsidiary, net of cash assumed	—	(1,539)

Net cash used in investing activities	(9,883)	(15,448)
Financing activities:
Payments on capital lease obligations	(180)	(141)
Change in other long term liabilities	—	(68)
Payment received on stockholder note receivable	127	193
Proceeds from exercise of stock options and stock purchase plan and repurchase of unvested shares	1,576	1,894

Net cash provided by financing activities	1,523	1,878

Net decrease in cash and cash equivalents	(35,983)	(11,378)
Cash and cash equivalents at beginning of period	75,889	42,146

Cash and cash equivalents at end of period	$39,906	$30,768

Supplemental disclosure of cash flow information:
Cash paid for interest	$5	$24
Cash paid for taxes	$61	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series A preferred stock and assumption of options in acquisition	$—	$49,646
Issuance of convertible promissory note in connection with acquisition of product line	$6,750	$—
Issuance of other long term liabilities in connection with acquisition of product line	$5,384	$—
Issuance of common stock in connection with acquisitions	$485	$—
Deferred stock compensation from acquisition	$—	$2,350

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

Interim Financial Information and Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of July 31, 2002, and for the three months ended July 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at July 31, 2002 and the operating results and cash flows for the three months ended July 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

        The balance sheet at April 30, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Fiscal Periods

        The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2002 ended on July 29, 2001, October 28, 2001 and January 27, 2002, respectively, and the first three quarters of fiscal 2003 end on July 28, 2002, October 27, 2002 and January 26, 2003, respectively.

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

Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 15.5% and 12.5% of the total accounts receivable at April 30, 2002, and one customer represented 11.5% of the total accounts receivable at July 31, 2002. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During the three months ended July 31, 2001, revenues from one customer represented 18.4% of net revenues. During the three months ended July 31, 2002, revenues from one customer represented 10.1% of net revenues. No other customer accounted for more than 10% of revenues in either period.

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

Investments

Short-Term Investments

        Short-term investments consist of interest bearing securities with maturities greater than 90 days and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At July 31, 2002, the Company's short term investments consisted of highly liquid investments in both taxable and tax free municipal, government agency and corporate obligations with various maturity dates through May 2005, and an equity security. The difference between market value and amortized cost of these securities at July 31, 2002 was a loss of approximately $101,000, and at April 30, 2002 was a gain of approximately $791,000.

Restricted Investments

        Restricted investments consist of interest bearing securities with maturities greater than 90 days and held in escrow under the terms of the Company's convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity which are stated at amortized cost.

Other Investments

        The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. The Company recorded losses of $185,000 for the first quarter of fiscal 2003 for investments accounted for on the equity method. No investments were accounted for on the equity method in the three months ended July 31, 2001.

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

Property, Plant, Equipment and Improvements

        Property, plant, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years to seven years, except property which is 40 years. Land is carried at acquisition cost and is not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles has been provided on a straight-line basis over periods ranging from three to five years. The amortization of goodwill ceased with the adoption of SFAS 142 beginning in the first quarter of fiscal 2003 (see "Effect of New Accounting Standards").

Accounting for the Impairment of Long-lived Assets

        The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, plant, equipment, improvements and finite lived intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the discounted value of expected future operating cash flows to determine whether the long-lived assets are impaired.

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

Net Loss Per Share

        Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an as-if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

Comprehensive Income

        Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. The amount of the change in net unrealized gain on available-for-sale securities in the first three months of fiscal 2003 and 2002 was $892,000 and $3,116,000, respectively. The amount of foreign currency translation adjustments incurred in the first three months of fiscal 2003 and 2002 were gains of approximately $359,000 and $0, respectively.

Effect of New Accounting Standards

        In June 2001, the FASB issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        SFAS 142 identifies a two-step impairment analysis at the reporting unit level. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

        The Company adopted SFAS 142 on May 1, 2002, and the Company performed the required transitional impairment testing as of the same date and recognized a transitional impairment loss of $460.6 million as a cumulative effect of an accounting change during the quarter ended July 31, 2002. See Note 8 for additional information regarding the impact to the Company's financial statements as a result of the adoption of SFAS 142.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on July 1, 2002. Initial adoption of this statement did not have a significant impact on the Company's financial condition or operating results.

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of the adoption of SFAS 146 is dependent on the Company's related activities subsequent to the date of adoption.

2. Net Loss Per Share

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2002	2001
Numerator:
Net loss before cumulative effect of an accounting change	$(36,925)	$(69,287)
Cumulative effect of an accounting change to adopt SFAS 142	(460,580)	—

Net loss	$(497,505)	$(69,287)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding
—total	196,861	188,272
—subject to repurchase	(3,695)	(6,669)
—performance stock	(3,742)	(6,718)

Denominator for basic and diluted net loss per share	189,424	174,885

Loss per share before cumulative effect of an accounting change	$(0.19)	$(0.40)
Cumulative effect of an accounting change to adopt SFAS 142	(2.44)	—

Loss per share—basic and diluted	$(2.63)	$(0.40)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	22,520	6,084
Stock subject to repurchase	3,695	6,669
Series A preferred stock	—	2,774
Convertible debt, long-term	22,645	—
Warrants	10	10
Convertible note	3,153	—

	52,023	15,537

3. Inventories

        Inventories consist of the following (in thousands):

	July 31, 2002	April 30, 2002
Raw materials	$31,477	$36,246
Work-in-process	21,556	17,439
Finished goods	6,298	6,228

	$59,331	$59,913

        In the first quarter of fiscal 2002, the Company recorded a charge to cost of revenues of $29.2 million for excess and obsolete inventory, including $3.7 million for non-cancelable purchase orders. In the first quarter of fiscal 2003, the Company recorded a charge of $5.6 million for excess and obsolete inventory, including $800,000 for non-cancelable purchase orders. During the first quarter of fiscal 2003, the Company sold inventory components that were previously written-off with an original cost of approximately $2.7 million. As a result, cost of revenue associated with the sale of this inventory was zero.

        The selling price of the finished goods that included these components was similar to the selling price of products that did not include components that were written off. These items were subsequently used and sold because customers unexpectedly ordered products in excess of the Company's estimate when the inventory was originally written off.

4. Loan Related to Acquisition of Assets from New Focus

        In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million which was convertible into shares of the Company's common stock. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. The remaining consideration, totaling $5.4 million, represents a minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition. Because such payments are not fixed in time, they were not discounted as otherwise required under Accounting Principles Board Opinion No. 21.

5. Property, Plant, Equipment and Improvements

        Property, equipment and improvements consist of the following (in thousands):

	July 31, 2002	April 30, 2002
Land	$18,786	$18,786
Buildings	21,203	21,169
Computer equipment	21,712	19,674
Office equipment, furniture and fixtures	3,281	3,209
Machinery and equipment	69,499	61,899
Leasehold improvements	11,004	7,480
Construction in process	8,121	15,058

	153,606	147,275
Accumulated depreciation and amortization	(26,608)	(22,250)

Property plant, equipment and improvements, net	$126,998	$125,025

6. Income Taxes

        The provision for income taxes increased from a benefit of $19.0 million in the quarter ended July 31, 2001 to an expense of $61,000 in the quarter ended July 31, 2002, primarily reflecting the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities.

        The Company has established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at July 31, 2002 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company's deferred tax assets equal deferred tax liabilities as of July 31, 2002, the Company will not record any additional tax benefit against future operating losses.

7. Deferred Stock Compensation

        In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation of $15.4 million prior to the Company's initial public offering, representing the difference between the deemed value of the Company's common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation of $21.2 million and $1.1 million (net of reversals of $1.3 million related to termination of employees), respectively, related to the assumptions of stock options associated with companies acquired during the periods. Deferred stock compensation is presented as a reduction of stockholders' equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and the assumption of stock options associated with companies acquired during fiscal 2001 and fiscal 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited and could increase if the Company modifies the terms of an option grant resulting in a new measurement date (in thousands):

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal quarter ended July 31, 2002(unaudited)	(310)	1,381
Fiscal quarter ending October 31, 2002(unaudited)	—	1,015
Fiscal quarter ending January 31, 2003(unaudited)	—	858
Fiscal quarter ending April 30, 2003(unaudited)	—	728
Fiscal year ending April 30, 2004 (unaudited)	—	1,551
Fiscal year ending April 30, 2005(unaudited)	—	336

Total	$37,333	$37,333

8. Accounting for Goodwill

        In accordance with the adoption of SFAS 142, the Company has performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, the Company's assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million is related to optical components and subsystems and $54.2 million is related to network test and monitoring systems. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

        The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The optical components and subsystems calculation assumed an accelerating rate of growth through fiscal 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal 2010 (compound growth rate of 27 percent). The same calculation for network test and monitoring systems assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

        In future years, a reduction of the estimated fair values associated with certain of the Company's reporting units could result in a further impairment loss associated with various intangible assets. Also, the Company is contingently obligated to pay additional stock consideration related to the acquisition of Sensors Unlimited and Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

        As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. The Company reclassified $6.1 million of net assembled workforce and customer base to goodwill as of April 30, 2002.

        The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended July 31,
	2002	2001
Reported loss before cumulative effect of an accounting change	$(36,925)	$(69,287)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	30,493

Adjusted loss before cumulative effect of an accounting change	$(36,925)	$(38,794)
Cumulative effect of an accounting change	(460,580)	—

Adjusted net loss	$(497,505)	$(38,794)

Adjusted basic net loss per share:
Reported basic loss per share before cumulative effect of an accounting change	$(0.19)	$(0.40)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	0.18

Adjusted basic loss per share before cumulative effect of an accounting change	(0.19)	(0.22)
Cumulative effect of an accounting change	(2.44)	—

Adjusted basic and diluted net loss per share	$(2.63)	$(0.22)

        The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2002	2001	2000
Reported net income (loss)	$(218,738)	$(85,449)	$2,881
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	127,781	52,592	—

Adjusted net income (loss)	$(90,957)	$(32,857)	$2,881

Adjusted basic net income (loss) per share:
Reported basic net income (loss) per share	$(1.21)	$(0.53)	$0.03
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	0.71	0.32	—

Adjusted basic net income (loss) per share	$(0.50)	$(0.21)	$0.03

Adjusted diluted net income (loss) per share:
Reported diluted net income (loss) per share	$(1.21)	$(0.53)	$0.02
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	0.71	0.32	—

Adjusted diluted net income (loss) per share	$(0.50)	$(0.21)	$0.02

Shares used in computing net income (loss) per share:
Basic	181,136	160,014	113,930

Diluted	181,136	160,014	144,102

        The following table reflects the changes in the carrying amount of goodwill (including assembled workforce and customer base) by reporting unit (in thousands).

	Optical Components & Subsystems	Network Test and Monitoring Systems	Consolidated Total
Balance at April 30, 2002	$403,708	$66,788	$470,496
Transfer to goodwill
—Workforce	1,547	1,185	2,732
—Customer base	1,102	2,250	3,352

Adjusted balance at April 30, 2002	406,357	70,223	476,580
Addition related to achievement of milestones	485	—	485
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at July 31, 2002	$—	$16,000	$16,000

        On May 3, 2002, the Company recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration.

        The following table reflects intangible assets subject to amortization as of April 30, 2002 and July 31, 2002:

	April 30, 2002 (1)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$135,656	$(38,018)	$97,638
Trade name	6,589	(1,847)	4,742

Totals	$142,245	$(39,865)	$102,380

	July 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$146,284	$(45,413)	$100,871
Trade name	6,589	(2,176)	4,413

Totals	$152,873	$(47,589)	$105,284

(1)
Reflects the values of intangibles after reclassification of assembled workforce and customer base to goodwill described in the preceding table.

        The amortization expense on these intangible assets for the three months ended July 31, 2002 was $7.7 million. Estimated amortization expense for each of the six fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2003	$31,183
2004	31,279
2005	31,279
2006	18,161
2007	1,048
2008	58

9. Segments and Geographic Information

        The Company views its business as having two principal operating segments consisting of optical components and subsystems, and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers, optical add/drop modules and transceiver products designed for use in metropolitan access networks (MANs) applications, and digital return path products for cable television (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment primarily for Fibre Channel and Gigabit Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

        During the quarter ended July 31, 2002, the operating segments and corporate sales reported to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

        Information about reportable segments sales, operating loss and geographic coverage are as follows (in thousands):

	Three Months Ended July 31,
	2002	2001
Revenues:
Optical components and subsystems	$39,277	$25,357
Network test and monitoring systems	7,770	8,858

Total revenues	$47,047	$34,215

Operating loss:
Optical components and subsystems	$(13,961)	$(41,911)
Network test and monitoring systems	(1,437)	(1,927)

Operating loss	(15,398)	(43,838)
Unallocated amounts:
Amortization of acquired developed technology	(7,395)	(6,780)
Amortization of deferred stock compensation	(1,381)	(4,068)
Acquired in-process research and development	—	(2,696)
Amortization of goodwill and other purchased intangibles	(329)	(30,822)
Impairment of goodwill	(485)	—
Other acquisition costs	(197)	(1,839)
Interest income (expense), net	(1,341)	1,294
Other income (expense), net	(10,338)	462

Loss before income tax and cumulative effect of an accounting change	$(36,864)	$(88,287)

Geographic coverage of revenue:
United States	$36,780	$26,876
Canada	398	745
Rest of the world	9,868	6,594

	$47,047	$34,215

        Revenues generated in the U.S. and Canada (collectively, North America) are all to customers located in those geographic regions.

10. Subsequent Event

        On August 9, 2002, a convertible promissory note in the principal amount of $6,750,000 payable to New Focus, Inc. was converted into 4,027,446 shares of the Company's common stock in accordance with the terms of the asset purchase agreement between New Focus, Inc. and the Company. See Note 4.

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

        Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries' facilities located in Princeton, New Jersey, El Monte, California, and Ipoh, Malaysia. With the transition of most of our production to our facility in Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak. There can be no assurance that we will be able to reduce our cost of revenues during periods of weak demand or to keep pace with anticipated decreases in average selling prices.

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

        Acquired in-process research and development represents the amount of the purchase price in a business combination allocated to research and development projects underway at the acquired company that had not reached the technologically feasible stage as of the closing of the acquisition and for which we had no alternative future use.

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

        Other acquisition costs primarily consist of incentive payments for employee retention included in certain of the purchase agreements of companies we acquired and costs incurred in connection with transactions that were not completed.

        Other non-operating income and expenses generally consist of bank fees, gains or losses as a result of the sale of assets and other than temporary decline in the value of investments.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended July 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues	78.5	161.2
Amortization of acquired developed technology	15.7	19.8

Gross profit (loss)	5.8	(81.0)
Operating expenses:
Research and development	33.0	36.2
Sales and marketing	13.1	14.3
General and administrative	8.2	16.4
Amortization of deferred stock compensation	2.9	11.9
Acquired in-process research and development	—	7.9
Amortization of goodwill and other purchased intangibles	0.7	90.1
Impairment of goodwill	1.0	—
Other acquisition costs	0.4	5.4

Total operating expenses	59.3	182.2

Loss from operations	(53.5)	(263.2)
Interest income, net	(2.9)	3.8
Other income (expense), net	(22.0)	1.4

Loss before income taxes and cumulative effect of an accounting change	(78.4)	(258.0)
Provision for (benefit from) income taxes	0.1	(55.5)

Loss before cumulative effect of an accounting change	(78.5)	(202.5)

        Revenues.    Revenues increased 37.5% from $34.2 million in the quarter ended July 31, 2001 to $47.0 million in the quarter ended July 31, 2002. This increase reflects a 54.9% increase in sales of optical components and subsystems, from $25.3 million in the quarter ended July 31, 2001 to $39.3 million in the quarter ended July 31, 2002, partially offset by a 12.3% decrease in sales of network test and monitoring systems, from $8.9 million in the quarter ended July 31, 2001 to $7.8 million in the quarter ended July 31, 2002.

        Sales of optical components and subsystems represented 83.5% and 74.1%, respectively, of total revenues in the quarters ended July 31, 2002, and July 31, 2001. Sales of network test and monitoring systems represented 16.5% and 25.9%, respectively, of total revenues in the same periods.

        One customer accounted for 10.1% of total revenues in the quarter ended July 31, 2002 and one customer accounted for 18.4% of the total revenues in the quarter ended July 31, 2001. No other customers accounted for more than 10% of total revenues in either period.

        Gross Profit.    Gross profit increased from a loss of $27.7 million in the quarter ended July 31, 2000 to a profit of $2.7 million in the quarter ended July 31, 2002. As a percentage of revenues, gross profit increased from a loss of 81.0% in the quarter ended July 31, 2001, to a profit of 5.8% in the quarter ended July 31, 2002. The higher gross margin primarily reflects charges taken in both periods based on an evaluation of our inventory position principally with respect to the slow down in orders for its optical components and subsystems. We recorded a charge of $29.2 million for excess or obsolete inventories in the first quarter of fiscal 2002 compared to a charge of $5.6 million in the first quarter of fiscal 2003. The charge in the first quarter of fiscal 2003 was partially offset by the sale of inventory previously written off of $2.7 million (5.7% of revenue). Gross margins were also affected by charges for the amortization of acquired developed technology related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber of $7.4 million in the first quarter of fiscal 2003 and $6.8 million in the first quarter of fiscal 2002. Also contributing to lower gross margins during the first quarter of fiscal 2002 were startup costs associated with ramping production at our manufacturing facility in Malaysia.

        Due to the sudden and significant decrease in demand for our products in the first quarter of fiscal 2002 and transition to new products, inventory levels exceeded our requirements based on then current 12-month sales forecasts. Similarly in the first quarter of fiscal 2003, changes in the demand mix for our products and transition to new products caused inventory levels to exceed our requirements based on current 12-month sales forecasts. The excess inventory charges described above were calculated based on the inventory levels in excess of 12-month demand for each specific product. We anticipate that some portion of the excess inventory subject to these provisions might be used at a later date based on customer demand mix changes which were unknown at the time of those reviews.

        Research and Development Expenses.    Research and development expenses increased 25.4% from $12.4 million in the quarter ended July 31, 2001 to $15.5 million in the quarter ended July 31, 2002. This increase was primarily related to higher compensation expense resulting from higher manpower levels due in part to the acquisition of Transwave Fibre, and the addition of product lines from AIFOtec and New Focus, together with increased expenditures for equipment, supplies and depreciation. Research and development expenses as a percentage of revenues decreased from 36.2% in the quarter ended July 31, 2001 to 33.0% in the quarter ended July 31, 2002.

        Sales and Marketing Expenses.    Sales and marketing expenses increased 25.5% from $4.9 million in the quarter ended July 31, 2001 to $6.2 million in the quarter ended July 31, 2002. This increase was primarily due to increases in commissions paid to manufacturers' representatives as a result of increased sales, and increases in the number of direct sales and marketing personnel and their associated costs. Sales and marketing expenses as a percent of revenues decreased from 14.3% in the quarter ended July 31, 2001 to 13.1% in the quarter ended July 31, 2002.

        General and Administrative Expenses.    General and administrative expenses decreased 31.4% from $5.6 million in the quarter ended July 31, 2001 to $3.9 million in the quarter ended July 31, 2002. The decrease was primarily related to a reduction in legal fees due to the resolution of patent litigation in the second half of fiscal 2002, reduced accounting expenses, and an $943,000 reduction in bad debt expense. Charges for bad debts were determined based on the age of accounts and were unrelated to any specific bad debt exposure. General and administrative expenses decreased as a percent of revenues from 16.4% in the quarter ended July 31, 2001 to 8.2% in the quarter ended July 31, 2002.

        Amortization of Deferred Stock Compensation.    Amortization of deferred stock compensation totaled $1.4 million in the quarter ended July 31, 2002, compared to $4.1 million for the quarter ended July 31, 2001, a 66.1% decrease. The reduction is a result of the use of accelerated amortization and forfeitures of options from terminated employees.

        Acquired In-Process Research and Development. A non-cash charge totaling $2.7 million was recognized in the quarter ended July 31, 2001 for in-process research and development related to our acquisition of Transwave Fiber. This charge represented that portion of the total purchase consideration for Transwave Fiber associated with new products then currently in development. There was no corresponding charge for the quarter ended July 31, 2002.

        Amortization of Goodwill and Other Purchased Intangibles.    We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. With the adoption of SFAS 142, we have ceased amortization of goodwill as of May 1, 2002. As of the same date we reclassified acquired workforce and acquired customer base to goodwill. Amortization of goodwill, acquired workforce, and acquired customer base was $29.6 million, $401,000 and $495,000, respectively, in the first quarter of fiscal 2002. We continue to amortize acquired trade name of $329,000 in the first quarter of both fiscal 2002 and fiscal 2003.

        Impairment of Goodwill.    On May 3, 2002, we recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. We recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration. There was no impairment in the three months ended July 31, 2001.

        Other Acquisition Costs.    Other acquisition costs for the quarter ended July 31, 2002 totaled $197,000. This compares to $1.8 million incurred in the first quarter of fiscal 2002 which included a write-off of $1.7 million of costs related to a potential transaction that did not proceed.

        Interest Income (Expense), Net.    Interest income (expense), net was a net expense of $1.3 million in the quarter ended July 31, 2002, compared to net interest income of $1.3 million in the quarter ended July 31, 2001, a decrease of $2.6 million, or 203.6%. This decrease was primarily the result of reduced cash balances available for investment as a result of increased cash outlays associated with acquisitions; minority investments; plant, property, equipment and improvements; and working capital requirements during the last twelve months, and higher interest expense related to the issuance of $125 million in convertible subordinated notes in October 2001. In addition, included in interest expense is $1.1 million representing the current quarter's amortization of the beneficial conversion feature of the notes.

        Other Income (Expense), net.    Other income (expense), net was a charge of $10.5 million for the quarter ended July 31, 2002, compared to a gain of $462,000 for the quarter ended July 31, 2001. In the first quarter of fiscal 2003, we recorded an impairment charge of $10.0 million for our minority equity investment in a development stage company due to that company's inability to raise sufficient additional funding which necessitated its restructuring. Additionally, using the equity method, we incurred a charge of $185,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment.

        Provision for (Benefit from) Income Taxes.    The provision for income taxes increased from a benefit of $19.0 million in the quarter ended July 31, 2001 to an expense of $61,000 in the quarter ended

July 31, 2002, primarily reflecting the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities.

        We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at July 31, 2002 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of July 31, 2002, we will not record any additional tax benefit against future operating losses.

Effect of New Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill recorded in past business combinations ceased upon the Company's adoption of this Standard, effective May 1, 2002. Accordingly, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized.

        In accordance with SFAS 142, we have performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized an impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million is related to optical components and subsystems and $54.2 million is related to network test and monitoring systems. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

        The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The optical components and subsystems calculation assumed an accelerating rate of growth through fiscal year 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal year 2010 (compound growth rate of 27 percent). The same calculation for network test and monitoring systems assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

        In future years, a reduction of the estimated fair values associated with certain of our reporting units could result in a further impairment loss associated with various intangible assets. Also, the Company is contingently obligated to pay additional stock consideration related to the acquisition of

Sensors Unlimited and Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

        As required by SFAS 142, intangible assets that did not meet the criteria for recognition apart from goodwill were reclassified. We reclassified $6.1 million of net assembled workforce and customer base to goodwill as of April 30, 2002.

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

        As of July 31, 2002, our principal sources of liquidity were $111.8 million in cash, cash equivalents and short-term investments, net of $16.3 million of short-term securities reserved for the next five interest payments due under our convertible notes.

        Net cash used in operating activities totaled $27.6 million in the quarter ended July 31, 2002, primarily reflecting a pay down of accounts payable, a slowing of collections, a loss from operations and an increase in sales. Net cash provided by operating activities totaled $2.2 million in the three month period ended July 31, 2001, primarily as a result of an increase in working capital, offset in part by a loss from operations.

        Net cash used in investing activities totaled $9.9 million in the three month period ended July 31, 2002, and consisted primarily of the purchase of property and equipment totaling $5.3 million and purchases of short term investments of $4.2 million. Net cash used in investing activities totaled $15.4 million in the three month period ended July 31, 2001, and consisted primarily of the purchase of property and equipment totaling $23.6 million and acquisition, net of cash acquired, of $1.5 million offset by $9.7 million of net proceeds from the sale of short term investments.

        Net cash provided by financing activities totaled $1.5 million in the three month period ended July 31, 2002, and consisted primarily of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds from the stock purchases through the employee stock purchase plan. Net cash provided by financing activities totaled $1.9 million in the three month period ended July 31, 2001, and consisted primarily of net proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds from the stock purchases through the employee stock purchase plan.

        Subsequent to July 31, 2002, a convertible promissory note in the principal amount of $6.75 million payable to New Focus, Inc., as partial consideration for our acquisition of a New Focus product line was converted into 4,027,445 shares of our common stock.

        We believe that our existing balances of cash, cash equivalents and short-term investments and cash flow expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operation will be adversely affected.

Contractual Obligations and Commercial Commitments

        Future minimum payments under long-term debt and operating leases are as follows as of July 31, 2002 (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$125,000	$—	$—	$—	$125,000
Operating leases	15,442	3,445	6,720	4,233	1,044

Total contractual cash obligations	$140,442	$3,445	$6,720	$4,233	$126,044

        Long-term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

        Operating leases consist of base rents for facilities we occupy at various locations.

        Future minimum payments under standby repurchase obligations are as follows as of July 31, 2002 (in thousands):

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby repurchase obligations	$10,606	$10,606	$—	$—	$—
Current promissory note	$6,750	6,750	—	—	—
Other long term liabilities	5,384	1,384	4,000	—	—

Total contractual cash obligations	$22,740	$18,740	$4,000	$—	$—

        Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor's purchase order obligations at their facilities. Included in standby repurchase obligations is $8.5 million of non-cancelable purchase obligations that have been recorded on our balance sheet.

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

        We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. During the six months ended July 31, 2001, we experienced reduced orders, and in some cases cancellations of existing orders, from our customers due primarily to the general economic slowdown. As a result, our revenues declined on a sequential basis during the quarters ended April 30, 2001 and July 31, 2001 in comparison to the previous quarter. While revenues have increased during the subsequent four quarters, it is likely that in some future quarters our operating results may again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

        We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. We experienced a significant rate of growth between the quarters ended July 31, 2000 and January 31, 2001, when quarterly revenues increased from $27.2 million to $64.8 million. Based on projected revenue trends, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products. During the subsequent two quarters, revenue decreased to $52.2 million in the quarter ended April 30, 2001, and $34.2 million during the quarter ended July 31, 2001, as our customers reduced their demand for our products due to general economic conditions and excess inventories purchased in prior quarters. As a result, we recorded charges for obsolete and excess inventories and non-cancelable purchase commitments during the quarters ended April 30, 2001, and July 31, 2001, which contributed to substantial operating losses. Although revenue increased in the quarter ended July 31, 2002, we recorded an additional charge for obsolete and excess inventories in that quarter, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be reduced which could impact our future growth.

        We experienced a significant decline in revenues during the quarter ended July 31, 2001 followed by four quarters of sequential growth in revenues along with ongoing operating losses due primarily to low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to manage our growth effectively, we must reduce our product costs, complete our new product development programs and penetrate new customers. If we cannot manage growth effectively, while reducing our costs, our business could be significantly harmed.

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

        We cannot assure you that we will be successful in overcoming problems encountered in connection with such acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with such acquisitions diminish in the future, we may be required to record write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital.

        Through fiscal 2002 we recorded minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also have a minority equity position. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In the first quarter of fiscal 2003, we wrote off $10.0 million in one investment which became impaired, and we may be required to write off additional investments in future periods.

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

        As of August 23, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 64.1 million shares or approximately 32% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

We could be required to effect a reverse stock split of our common stock in order to facilitate its continued listing on The Nasdaq National Market.

        To maintain the listing of our common stock on The Nasdaq National Market, we are required to meet certain listing requirements, including maintenance of a minimum bid price of $1.00 per share. Our common stock has recently traded at prices below $1.00 per share. If the trading price of our common stock does not improve, we may be required to effect a reverse stock split in order to qualify for continued listing on The Nasdaq National Market. A reverse stock split would require the approval of holders of a majority of the outstanding shares of our common stock. However, the market price of our common stock may not rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split, and the price may again decline following the reverse stock split. Accordingly, if we effect a reverse stock split, there can be no assurance that in the future we will continue to satisfy the Nasdaq listing requirements. Should our common stock be delisted from The Nasdaq National Market, it would likely be more difficult to effect trades and to obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

        The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $11.3 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $140,000 impact on the value of these securities as of July 31, 2002.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, have filed a motion to dismiss the complaints. A hearing date on the motion has not been set. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2. Changes in Securities and Use of Proceeds.

        In May 2002, we acquired certain assets, including equipment, inventory and intellectual property, from New Focus, Inc. related to the New Focus passive optical components business. As consideration for the purchase of the assets, we delivered to New Focus a convertible promissory note in the principal amount of $6,750,000 which was convertible into shares of our common stock. On August 9, 2002, we issued 4,027,446 shares of our common stock to New Focus upon the conversion of the convertible promissory note, based on the ten-day average closing trading price for our common stock ending two days prior to the conversion of the note. The issuance of the convertible promissory note and the shares of our common stock upon conversion thereof was not registered under the Securities act of 1933, as amended, in reliance on the exemption from the registration requirements set forth in Section 4(2) of the Securities Act. We filed a registration statement with the Securities and Exchange Commission covering the resale of the common stock issued to New Focus, which became effective on August 9, 2002.

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

  99.1
  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

  99.2
  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

  b.
  Reports on Form 8-K:

    The Company filed one report on Form 8-K during the quarter ended July 31, 2002:

    (1)
    On June 3, 2002, the Company filed a Form 8-K to announce that, on May 29, 2002, the Company and BaySpec, Inc., a privately-held company located in Fremont, California, had mutually agreed to terminate the merger agreement providing for the acquisition of BaySpec by Finisar.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 11, 2002	FINISAR CORPORATION

	By:	/s/ JERRY S. RAWLS Jerry S. Rawls Chief Executive Officer

	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Jerry S. Rawls, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Finisar Corporation (the "Company");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

DATE: September 11, 2002
/s/ JERRY S. RAWLS Jerry S. Rawls Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Stephen K. Workman, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Finisar Corporation (the "Company");

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

DATE: September 11, 2002
/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended July 31, 2002
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  1. Summary of Significant Accounting Policies
  2. Net Loss Per Share
  3. Inventories
  4. Loan Related to Acquisition of Assets from New Focus
  5. Property, Plant, Equipment and Improvements
  6. Income Taxes
  7. Deferred Stock Compensation
  8. Accounting for Goodwill
  9. Segments and Geographic Information
  10. Subsequent Event
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER