Form 10-Q
period 2002-10-31
FINISAR CORP
filed 2002-12-11
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At November 30, 2002 there were 200,963,814 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31, 2002	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$43,245	$75,889
Short-term investments	70,734	68,208
Restricted investments	6,642	6,560
Accounts receivable, trade (net)	25,825	28,962
Accounts receivable, other	5,192	11,616
Inventories	48,194	59,913
Income tax receivable	7,474	7,504
Prepaid expenses	2,199	2,365
Deferred income taxes	11,074	16,996

Total current assets	220,579	278,013
Property, plant, equipment and improvements, net	118,026	125,025
Restricted investments, long-term	6,468	9,503
Purchased intangibles, net	71,381	102,380
Goodwill, net	16,000	476,580
Other assets	39,803	49,780

Total assets	$472,257	$1,041,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,681	$34,027
Accrued compensation	5,361	7,404
Other accrued liabilities	7,191	5,887
Current portion of other long-term liabilities	1,384	—
Non-cancelable purchase obligations	7,399	7,731
Capital lease obligations	181	361

Total current liabilities	38,197	55,410
Long-term liabilities:
Deferred income taxes	11,074	16,996
Convertible notes, net of unamortized portion of beneficial conversion feature of $33,459 and $35,761	91,541	89,239
Other long-term liabilities	4,000	634

Total long-term liabilities	106,615	106,869
Stockholders' equity:
Common stock, $0.001 par value, 200,356,346 shares issued and outstanding at October, 31, 2002 and 192,552,246 shares issued and outstanding at April 30, 2002	201	192
Additional paid-in capital	1,215,656	1,209,305
Notes receivable from stockholders	(1,185)	(1,488)
Deferred stock compensation	(2,649)	(6,181)
Accumulated other comprehensive income	(219)	791
Accumulated deficit	(884,359)	(323,617)

Total stockholders' equity	327,445	879,002

Total liabilities and stockholders' equity	$472,257	$1,041,281

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues	$40,903	$35,129	$87,950	$69,344
Cost of revenues	32,655	26,709	69,578	81,863
Amortization of acquired developed technology	5,441	6,780	12,836	13,560

Gross profit (loss)	2,807	1,640	5,536	(26,079)
Operating expenses:
Research and development	15,994	13,577	31,510	25,955
Sales and marketing	5,570	5,663	11,726	10,568
General and administrative	4,333	3,759	8,183	9,374
Amortization of deferred stock compensation	(1,933)	3,122	(552)	7,191
Acquired in-process research and development	—	—	—	2,696
Amortization of goodwill and other purchased intangibles	143	31,397	472	62,219
Impairment of goodwill	—	—	485	—
Restructuring costs	1,174	—	1,174	—
Other acquisition costs	(166)	259	31	2,098

Total operating expenses	25,115	57,777	53,029	120,101

Loss from operations	(22,308)	(56,137)	(47,493)	(146,180)
Interest income (expense), net	(1,583)	802	(2,924)	2,096
Other income (expense), net	(39,316)	(4,784)	(49,654)	(4,322)

Loss before income taxes and cumulative effect of an accounting change	(63,207)	(60,119)	(100,071)	(148,406)
Provision for (benefit from) income taxes	30	(4,745)	91	(23,745)

Loss before cumulative effect of an accounting change	(63,237)	(55,374)	(100,162)	(124,661)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)	—

Net loss	$(63,237)	$(55,374)	$(560,742)	$(124,661)

Loss per share before cumulative effect of an accounting change	$(0.33)	$(0.31)	$(0.52)	$(0.70)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(2.40)	—

Loss per share—basic and diluted	$(0.33)	$(0.31)	$(2.92)	$(0.70)

Shares used in loss per share calculation—basic and diluted	194,341	179,790	191,905	177,338

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended October 31,
	2002	2001
Operating Activities:
Net loss	$(560,742)	$(124,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,567	4,002
Amortization of deferred stock compensation	(522)	7,191
Acquired in-process research and development	—	2,696
Amortization of goodwill and other purchased intangibles	472	62,219
Amortization of acquired developed technology	12,836	13,560
Amortization of beneficial conversion feature	2,302	—
Pro-rate share of losses in a minority investment (equity method)	319	113
Cumulative effect of an accounting change	460,580	—
Realized loss on other-than-temporary decline in fair value of investment in marketable securities	—	13,012
Amortization of premium on restricted securities	(328)	—
Gain on sale of product line	—	(7,745)
Loss on disposal of subsidiary assets	36,839	—
Impairment of minority investment	12,000	—
Impairment of goodwill	485	—
Changes in operating assets and liabilities
Accounts receivable	2,147	9,154
Inventories	10,281	8,916
Other assets	4,542	4,115
Deferred income taxes	—	(23,277)
Accounts payable	(16,674)	20,546
Accrued compensation	(1,853)	(3,264)
Current income taxes	30	(545)
Other accrued liabilities	412	(1,741)

Net cash used in operating activities	(26,307)	(15,709)
Investing activities:
Purchases of property, plant, equipment and improvements	(12,756)	(34,892)
Sale/(purchase) of short-term investments	(255)	15,516
Purchase of restricted securities	—	(18,873)
Purchase of minority investments	(155)	(5,039)
Acquisition of subsidiaries, net of cash assumed	—	(1,539)
Acquisition of product line assets	(243)
Proceeds from sale of product line	—	12,750
Proceeds from disposal of subsidiary assets, net of cash transferred	5,407	—

Net cash used in investing activities	(8,002)	(31,977)
Financing activities:
Payments on capital lease obligations	(180)	(141)
Change in other long term liabilities		(1,467)
Payment received on stockholder note receivable	303	344
Proceeds of convertible debt offering net of issuance costs	—	120,882
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	1,542	1,984

Net cash provided by financing activities	1,665	121,602

Net (decrease) increase in cash and cash equivalents	(32,644)	73,916
Cash and cash equivalents at beginning of period	75,889	42,146

Cash and cash equivalents at end of period	$43,245	$116,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,281	$318
Cash paid for taxes	$91	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series A preferred stock and assumption of options in acquisition	$—	$49,646
Issuance of other long term liabilities in connection with acquisition of product line	$5,384	$—
Issuance of common stock in connection with acquisitions	$485	$—
Deferred stock compensation from acquisition		$2,350
Issuance of common stock upon conversion of notes payable	$6,750	$—
Issuance of common stock on achievement of milestones	$1,637	$27,723
Beneficial conversion feature related to convertible debt	$—	$38,269

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

Interim Financial Information and Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of October 31, 2002, and for the three and six month periods ended October 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at October 31, 2002 and the operating results for the three and six month periods ended October 31, 2002 and 2001, and cash flows for the six months ended October 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

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

Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 15.5% and 12.5% of the total accounts receivable at April 30, 2002, and no customers represented 10.0% or greater of the total accounts receivable at October 31, 2002. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During the six months ended October 31, 2001, revenues from two customers represented 12.6% and 10.1% of net revenues. During the six months ended October 31, 2002, revenues from one customer represented 10.1% of net revenues. No other customer accounted for more than 10% of revenues in either period.

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

Investments

Short-Term Investments

        Short-term investments consist of interest bearing securities with maturities greater than 90 days and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At October 31, 2002, the Company's short term investments consisted of highly liquid investments in both taxable and tax free municipal, government agency and corporate obligations with various maturity dates through December 2005, and an equity security. The difference between market value and amortized cost of these securities at October 31, 2002 was a loss of approximately $219,000, and at April 30, 2002 was a gain of approximately $791,000.

Restricted Investments

        Restricted investments consist of interest bearing securities with maturities greater than 90 days and held in escrow under the terms of the Company's convertible subordinated notes to satisfy the next four required interest payments. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity which are stated at amortized cost.

Other Investments

        The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, and as such whether a write down to market value is required, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. If an indicator of impairment exists, the magnitude of the impairment charge will be determined based on the most recent indication of the investment's value, as reflected by a completed financing or merger transaction or a pending transaction approved by the Board of Directors of the affected company. In instances where the remaining value is determined to be immaterial, the security may be written down to $0. In the six month period ended October 31, 2002, the Company wrote down $12.0 million in such investments. The Company recorded losses of $319,000 for the six months ended October 31, 2002, for investments accounted for on the equity method compared to losses of $113,000 for the same period ended October 31, 2001.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

        The Company permanently writes off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month demand forecast and, in addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) products in which such parts are likely to be used beyond the twelve month forecast timing horizon due to their strategic importance, (3) parts and subassemblies that are unlikely to be engineered out of the Company's products, and (4) known design changes which would reduce the Company's ability to use the inventory as planned.

Property, Plant, Equipment and Improvements

        Property, plant, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally five years to seven years, except plant which is 40 years. Land is carried at acquisition cost and is not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

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

Accounting for the Impairment of Long-lived Assets

        The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the property, plant, equipment, improvements and finite lived intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the discounted value of expected future operating cash flows to determine whether and to what extent the long-lived assets are impaired.

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

Comprehensive Income

        Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. The amount of the change in net unrealized loss on available-for-sale securities in the six months ended October 31, 2002 was $854,000 and in the six months ended October 31, 2001 was $948,000. The amount of foreign currency translation adjustments incurred in the first six months of fiscal 2003 and 2002 were losses of approximately $156,000 and $0, respectively.

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

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144, which supercedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on May 1, 2002. Initial adoption of this statement did not have a significant impact on the Company's financial condition or operating results.

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

2.    Net Loss Per Share

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Numerator:
Net loss before cumulative effect of an accounting change	$(63,237)	$(55,374)	$(100,162)	$(124,661)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)	—

Net loss	$(63,237)	$(55,374)	$(560,742)	$(124,661)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding
—total	200,558	192,355	198,730	190,314
—subject to repurchase	(2,893)	(5,847)	(3,294)	(6,258)
—performance stock	(3,324)	(6,718)	(3,531)	(6,718)

Denominator for basic and diluted net loss per share	194,341	179,790	191,905	177,338

Loss per share before cumulative effect of an accounting change	$(0.33)	$(0.31)	$(0.52)	$(0.70)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(2.40)	—

Loss per share—basic and diluted	$(0.33)	$(0.31)	$(2.92)	$(0.70)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	2,465	5,985	22,132	6,533
Stock subject to repurchase	2,893	5,847	3,294	6,258
Performance stock	2,744	—	2,951	—
Series A preferred stock	—	—	—	1,387
Convertible notes	22,645	—	22,645	—
Warrants	10	15	10	15

	30,757	11,847	51,032	14,193

3.    Inventories

        Inventories consist of the following (in thousands):

	October 31, 2002	April 30, 2002
Raw materials	$22,626	$36,246
Work-in-process	19,485	17,439
Finished goods	6,083	6,228

	$48,194	$59,913

        In the first six months of fiscal 2002, the Company recorded a charge to cost of revenues of $29.2 million for excess and obsolete inventory, including $3.7 million for non-cancelable purchase orders. In the first six months of fiscal 2003, the Company recorded charges of $13.7 million for excess and obsolete inventory. During the first six months of fiscal 2003, the Company sold inventory components that were previously written-off with an original cost of approximately $8.6 million. As a result, there was no cost of revenue associated with the sale of this inventory.

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

5.    Property, Plant, Equipment and Improvements

        Property, equipment and improvements consist of the following (in thousands):

	October 31, 2002	April 30, 2002
Land	$18,786	$18,786
Buildings	21,245	21,169
Computer equipment	22,486	19,674
Office equipment, furniture and fixtures	2,965	3,209
Machinery and equipment	69,039	61,899
Leasehold improvements	7,744	7,480
Construction in process	4,162	15,058

	146,427	147,275
Accumulated depreciation and amortization	(28,401)	(22,250)

Property, plant, equipment and improvements, net	$118,026	$125,025

6.    Income Taxes

        The provision for income taxes increased from a benefit of $4.7 million and $23.7 million in the quarter and six months ended October 31, 2001 to an expense of $30,000 and $91,000 in the quarter and six months ended October 31, 2002, primarily reflecting the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities.

        The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at October 31, 2002 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company's deferred tax assets equal deferred tax liabilities as of October 31, 2002, the Company does not expect to record any additional tax benefit against future operating losses.

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

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal quarter ended July 31, 2002(unaudited)	(310)	1,381
Fiscal quarter ended October 31, 2002(unaudited)	(3,774)	(1,933)
Fiscal quarter ending January 31, 2003(unaudited)	—	623
Fiscal quarter ending April 30, 2003(unaudited)	—	558
Fiscal year ending April 30, 2004 (unaudited)	—	1,245
Fiscal year ending April 30, 2005(unaudited)	—	223

Total	$33,560	$33,560

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

        In future years, a reduction of the estimated fair values associated with certain of the Company's reporting units could result in a further impairment loss. Also, the Company is contingently obligated to pay additional stock consideration related to the acquisition of Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

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

        The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Reported loss before cumulative effect of an accounting change	$(63,237)	$(55,374)	$(100,162)	$(124,661)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	30,671	—	61,318

Adjusted loss before cumulative effect of an accounting change	(63,237)	(24,703)	(100,162)	(63,343)
Cumulative effect of an accounting change	—	—	(460,580)	—

Adjusted net loss	$(63,237)	$(24,703)	$(560,742)	$(63,343)

Adjusted basic and diluted net loss per share:
Reported basic and diluted loss per share before cumulative effect of an accounting change	$(0.33)	$(0.31)	$(0.52)	$(0.70)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	0.17	—	0.35

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	(0.33)	(0.14)	(0.52)	(0.35)
Cumulative effect of an accounting change	—	—	(2.40)	—

Adjusted basic and diluted net loss per share	$(0.33)	$(0.14)	$(2.92)	$(0.35)

        The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Year Ended April 30,
	2002	2001	2000
Reported net income (loss)	$(218,738)	$(85,449)	$2,881
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	127,781	52,592	—

Adjusted net income (loss)	$(90,957)	$(32,857)	$2,881

Adjusted basic net income (loss) per share:
Reported basic net income (loss) per share	$(1.21)	$(0.53)	$0.03
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	0.71	0.32	—

Adjusted basic net income (loss) per share	$(0.50)	$(0.21)	$0.03

Adjusted diluted net income (loss) per share:
Reported diluted net income (loss) per share	(1.21)	(0.53)	0.02
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	0.71	0.32	—

Adjusted diluted net income (loss) per share	(0.50)	(0.21)	0.02

Shares used in computing net income (loss) per share:
Basic	181,136	160,014	113,930

Diluted	181,136	160,014	144,102

        The following table reflects the changes in the carrying amount of goodwill (including assembled workforce and customer base) by reporting unit (in thousands).

	Optical Components & Subsystem	Network Test and Monitoring Systems	Consolidated Total
Balance at April 30, 2002	$403,708	$66,788	$470,496
Transfer to goodwill
—Workforce	1,547	1,185	2,732
—Customer base	1,102	2,250	3,352

Adjusted balance at April 30, 2002	406,357	70,223	476,580
Addition related to achievement of milestones	485	—	(485)

Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at October 31, 2002	$—	$16,000	$16,000

        On May 3, 2002, the Company recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration.

        The following table reflects intangible assets subject to amortization as of April 30, 2002 and October 31, 2002:

	April 30, 2002 (1)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$135,656	$(38,018)	$97,638
Trade name	6,589	(1,847)	4,732

Totals	$142,245	$(39,865)	$102,380

	October 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$105,296	$(35,827)	$69,469
Trade name	2,867	(955)	1,912

Totals	$108,163	$(36,782)	$71,381

(1)
Reflects the values of intangibles after reclassification of assembled workforce and customer base to goodwill described in the preceding table.

        The amortization expense on these intangible assets for the six months ended October 31, 2002 was $13.3 million compared to $14.5 million for the six months ended October 31, 2001. Estimated amortization expense for each of the next six fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2003	$24,517
2004	22,337
2005	22,337
2006	14,392
2007	1,048
2008	58

9.    Segments and Geographic Information

        The Company views its business as having two principal operating segments consisting of optical components and subsystems, and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers, optical add/drop modules and transceiver products designed for use in metropolitan access networks (MANs) applications, and digital return path products for cable television (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment primarily for Fibre Channel and Gigabit Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

        During the six months ended October 31, 2002, the Company's operating segments and its corporate sales organization reported to the Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

        Information about reportable segments sales, operating loss and geographic coverage is as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
Optical components and subsystems	$32,213	$25,249	$71,490	$50,605
Network test and monitoring systems	8,690	9,880	16,460	18,739

Total revenues	40,903	35,129	87,950	69,344

Operating loss:
Optical components and subsystems	(16,860)	(13,568)	(30,821)	(55,478)
Network test and monitoring systems	(789)	(1,011)	(2,226)	(2,938)

Operating loss	(17,649)	(14,579)	(33,047)	(58,416)
Unallocated amounts:
Amortization of acquired developed technology	(5,441)	(6,780)	(12,836)	(13,560)
Amortization of deferred stock compensation	1,933	(3,122)	552	(7,191)
Acquired in-process research and development	—	—	—	(2,696)
Amortization of goodwill and other purchased intangibles	(143)	(31,397)	(472)	(62,219)
Impairment of goodwill	—	—	(485)	—
Restructuring costs	(1,174)	—	(1,174)	—
Other acquisition costs	166	(259)	(31)	(2,098)
Interest income (expense), net	(1,583)	802	(2,924)	2,096
Other income (expense), net	(39,316)	(4,784)	(49,654)	(4,322)

Loss before income tax and cumulative effect of an accounting change	$(63,207)	$(60,119)	$(100,071)	$(148,406)

        The following is a summary of total assets by segment (in thousands):

	October 31, 2002	April 30, 2002
Optical components and subsystems	$319,209	$760,382
Network test and monitoring systems	65,564	123,515
Other assets	87,484	157,384

	$472,257	$1,041,281

        Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

        The following is a summary of revenues by geographic area for the periods indicated (in thousands).

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Geographic coverage of revenue:
United States	$30,468	$28,950	$67,248	$55,826
Rest of the world	10,435	6,179	20,702	13,518

	$40,903	$35,129	$87,950	$69,344

        All revenues generated in the U.S. are derived from sales to customers located in the U.S.

10.  Loss On Sale of Assets of Sensors Unlimited, Inc.

        In October 2000, the Company acquired Sensors Unlimited, Inc. in order to capitalize on its expertise in processing Group III-V semiconductor materials used for sensing and converting optical signals to electrical signals. At the time of the acquisition, Sensors had developed optical subsystems used for industrial spectroscopy and military applications as well as an optical performance monitor for telecommunication WDM applications. Upon acquisition, the Company redirected the research and development efforts of Sensors Unlimited to develop key components to be incorporated in its optical receivers used for data communications applications including positive intrinsic negative receivers (PINs) and avalanche photodiodes (APDs).

        On October 6, 2002, the Company entered into an agreement to sell certain assets and transfer certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, an officer and director of Finisar and former majority owner of Sensors Unlimited. The Company retained ownership of the intellectual property developed at Sensors Unlimited while licensing certain technology needed by the acquiror to develop, manufacture and sell products used primarily for industrial spectroscopy and military applications. Because Finisar will no longer utilize certain intangible assets purchased in the original acquisition and because the Sensors Unlimited trade name was transferred to the acquiror, the Company wrote off these assets in conjunction with the sale. The sale was completed on October 15, 2002, at which time Dr. Olsen resigned as an officer and director of Finisar. The Company also agreed to release from escrow the remaining deferred consideration of 3,160,413 shares of common stock originally placed in escrow as part of the acquisition of Sensors Unlimited.

        The Company received $6.1 million in cash and a 19% equity interest in the acquiring company. For accounting purposes, no value has been placed on the 19% equity interest. The Company recorded a loss of $36.8 million in other income (expense) as a result of this transaction as follows (in thousands):

Amount
Proceeds from sale	$6,100
Net book value of tangible assets at time of sale	(12,852)
Net book value of purchased developed technology	(25,967)
Net book value of Sensors tradename	(2,358)
Performance shares released from escrow	(1,637)
Other costs of the transaction	(125)

Loss on sale	$(36,839)

11.  Subsequent Event

        On November 8, 2002 the Company announced that its Board of Directors had approved a voluntary stock option exchange program for eligible option holders. Under the program, eligible Finisar option holders who elect to participate will have the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date that is at least six months and one day after the date of cancellation. Members of Finisar's Board of Directors are not eligible to participate in the program.

        The number of shares of common stock subject to the new options will be equal to the number subject to the cancelled options, and the new options will have an exercise price equal to the fair market value of the Company's common stock on the new grant date. Each new option will preserve the vesting schedule and the vesting commencement date of the option it replaces. Finisar expects that there will be no accounting charges as a result of this stock option exchange program.

        If each outstanding eligible stock option is exchanged, Finisar would expect to grant replacement options in the future to purchase approximately 33,793,708 shares of our common stock.

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

        Since October 2000, we have acquired five privately-held companies and certain assets from two other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During the fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property, from New Focus, Inc., related to the New Focus passive optical components business. These acquisitions have broadened our product offerings and provided us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and accelerate the product development cycle. In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, an officer and director of Finisar and former majority owner of Sensors Unlimited.

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

        Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries' facilities in El Monte, California, and Ipoh, Malaysia. With the transition of most of our production to our facility in Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak. There can be no assurance that we will be able to reduce our cost of revenues during periods of weak demand or to keep pace with anticipated decreases in average selling prices.

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

        A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002 goodwill and purchased intangibles were amortized over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangibles assets with indefinite lives are no longer amortized but subject to an annual impairment test.

        In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder's equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting and could increase if we modify the terms of an option grant resulting in a new measurement date.

        Impairment charges consist of write downs to the carrying value of goodwill arising from various business combinations to its implied fair value.

        Restructuring costs generally include termination costs for employees associated with a formal restructuring plan.

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

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	%	%	%	%
Revenues:
Optical components and subsystems	78.8	71.9	81.3	73.0
Network test and monitoring systems	21.2	28.1	18.7	27.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	79.8	76.0	79.1	118.1
Amortization of acquired developed technology	13.3	19.3	14.6	19.6

Gross profit (loss)	6.9	4.7	6.3	(37.6)
Operating expenses:
Research and development	39.1	38.6	35.8	37.4
Sales and marketing	13.6	16.1	13.3	15.2
General and administrative	10.6	10.7	9.3	13.5
Amortization of deferred stock compensation	(4.7)	8.9	(0.6)	10.4
Acquired in-process research and development	—	—	—	3.9
Amortization of goodwill and other purchased intangibles	0.3	89.4	0.5	89.7
Impairment of goodwill	—	—	0.6	—
Restructuring costs	2.9	—	1.3	—
Other acquisition costs	(0.4)	0.7	—	3.0

Total operating expenses	61.4	164.5	60.3	173.2

Loss from operations	(54.5)	(159.8)	(54.0)	(210.8)
Interest income (expense), net	(3.9)	2.3	(3.3)	3.0
Other income (expense), net	(96.1)	(13.6)	(56.5)	(6.2)

Loss before income taxes and cumulative effect of an accounting change	(154.5)	(171.1)	(113.8)	(214.0)
Provision for (benefit from) income taxes	0.1	(13.5)	0.1	(34.2)

Loss before cumulative effect of an accounting change	(154.6)	(157.6)	(113.9)	(179.8)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(523.7)	—

Net loss	(154.6)	(157.6)	(637.6)	(179.8)

        Revenues.    Revenues increased 16.4% from $35.1 million in the quarter ended October 31, 2001 to $40.9 million in the quarter ended October 31, 2002. This increase reflects a 27.6% increase in sales of optical components and subsystems from $25.2 million in the quarter ended October 31, 2001 to $32.3 million in the quarter ended October 31, 2002, partially offset by a 13.1% decrease in sales of network test and monitoring systems from $9.9 million in the quarter ended October 31, 2001 to $8.6 million in the quarter ended October 31, 2002.

        Sales of optical components and subsystems as a percent of revenues increased from 71.9% in the quarter ended October 31, 2001, to 78.8% in the quarter ended October 31, 2002. Sales of network test and monitoring systems as a percent of revenues decreased from 28.1% in the quarter ended October 31, 2001, to 21.2% in the quarter ended October 31, 2002.

        Two customers accounted for 11.1% and 10.9% of total revenues in the quarter ended October 31, 2002 while three customers accounted for 15.0%, 14.5% and 10.3% of total revenues in the quarter ended October 31, 2001. No other customers accounted for more than 10% of total revenues in either period.

        On a year-to-date basis, revenues increased 26.8% from $69.3 million in the six months ended October 31, 2001, to $88.0 million in the six months ended October 31, 2002. This increase reflects a 41.5% increase in sales of optical components and subsystems from $50.6 million in the six months ended October 31, 2001, to $71.6 million in the six months ended October 31, 2002. This increase was partially offset by a 12.7% decrease in sales of network test and monitoring systems from $18.7 million in the six months ended October 31, 2001, to $16.4 million in the six months ended October 31, 2002.

        Sales of optical components and subsystems as a percent of revenues increased from 73.0% in the six months ended October 31, 2001, to 81.3% in the six months ended October 31, 2002. Sales of network test and monitoring systems as a percent of revenues decreased from 27.0% in the six months ended October 31, 2001, to 18.7% in the six months ended October 31, 2001.

        One customer accounted for 10.1% of total revenues in the six months ended October 31, 2002, while two customers accounted for 12.6% and 10.1% in the six months ended October 31, 2001. No other customers accounted for more than 10% of total revenues in either period.

        Gross Profit.    Gross profit increased from $1.6 million in the quarter ended October 31, 2001 to $2.8 million in the quarter ended October 31, 2002. As a percentage of revenues, gross profit increased from 4.7% in the quarter ended October 31, 2001, to 6.9% in the quarter ended October 31, 2002. The higher gross margin primarily reflects a decrease in amortization of acquired developed technology from $6.8 million in the quarter ended October 31, 2001, to $5.4 million in the quarter ended October 31, 2002. This decrease was primarily related to the sale of assets of Sensors Unlimited subsidiary during the most recent quarter. Amortization of acquired developed technology is related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. Cost of revenues for the current quarter also included a charge of $8.1 million for potential slow-moving and obsolete inventory principally related to a recent slowdown in orders for optical components and subsystems, partially offset by the use of $6.0 million of inventory previously written down. No such charges were recognized in the quarter ended October 31, 2001. These charges for excess inventory were calculated based on the inventory levels in excess of 12-month demand for each specific product. It is possible that some portion of the excess inventory subject to these provisions might be used at a later date based on customer demand and product mix changes which were unknown at the time of those reviews.

        On a year-to-date basis, gross profit increased from a loss of $26.1 million in the six months ended October 31, 2001 to a profit of $5.5 million in the six months ended October 31, 2002. As a percentage of revenues, gross profit increased from a loss of 37.6% in the six months ended October 31, 2001 to a profit of 6.3% in the six months ended October 31, 2002. Gross margins were adversely effected in both periods by charges for slow-moving and obsolete inventory. We recorded a charge of $29.2 million in the six months ended October 31, 2002, compared to a charge of $13.7 million in the six months ended October 31, 2002, which was offset by the usage of $8.6 million of inventory previously written off. Amortization of acquired developed technology also decreased from $13.6 million in the six months ended October 31, 2001 to $12.8 million in the six months ended October 31, 2002, primarily related to the sale of assets of Sensors Unlimited in the most recent quarter. The remaining improvement in gross profit, totaling $6.7 million for the period, was related to higher revenues.

        Research and Development Expenses.    Research and development expenses increased 17.8% from $13.6 million in the quarter ended October 31, 2001 to $16.0 million in the quarter ended October 31, 2002. This increase was primarily related to additional expenses for compensation, equipment, supplies and depreciation associated with the acquisition of assets and manpower of AIFOtec, GmbH in

February, 2002, and New Focus, Inc., in May, 2002, and higher compensation expense resulting from a new incentive program designed to promote the filing of new patents by the Company.

        On a year-to-date basis, research and development expenses increased from $26.0 million in the six months ended October 31, 2001, to $31.5 million in the six months ended October 31, 2002 for the same reasons noted above.

        Sales and Marketing Expenses.    Sales and marketing expenses decreased 1.6% from $5.7 million in the quarter ended October 31, 2001 to $5.6 million in the quarter ended October 31, 2002. The decrease was primarily due to a reduction in manpower and associated expenditures related to compensation, travel and other operating costs. Sales and marketing expenses as a percent of revenues decreased from 16.1% in the quarter ended October 31, 2001, to 13.6% in the quarter ended October 31, 2002.

        On a year-to-date basis, sales and marketing expenses increased 11.0% from $10.6 million in the six months ended October 31, 2001 to $11.7 million in the six months ended October 31, 2002. This increase was primarily related to an increase in commission expense associated with a higher level of revenues as compared to the prior period, offset by a reduction in manpower and associated expenditures. Sales and marketing expenses as a percent of revenues decreased from 15.2% in the six months ended October 31, 2001 to 13.3% in the six months ended October 31, 2002.

        General and Administrative Expenses.    General and administrative expenses increased 15.3% from $3.8 million in the quarter ended October 31, 2001 to $4.3 million in the quarter ended October 31, 2002. This increase was primarily related to a nonrecurring charge totaling $437,000 related to a loan to an officer of the Company made by the Company in January 2001, and which was forgiven in August 2002 in accordance with its original terms. General and administrative expenses decreased as a percent of revenues from 10.7% in the quarter ended October 31, 2001 to 10.6% in the quarter ended October 31, 2002.

        On a year-to-date basis, general and administrative expenses decreased 12.7% from $9.4 million in the six months ended October 31, 2001 to $8.2 million in the six months ended October 31, 2002. This decrease was primarily related to a reduction in legal expenses due to the resolution of patent litigation in the second half of fiscal 2002 and a reduction in bad debt expense, partially offset by forgiveness of the loan to an officer of the Company. Charges for bad debt expense are generally determined based on the age of accounts receivable as opposed to any specific bad debt exposure.

        Amortization of Deferred Stock Compensation.    Amortization of deferred stock compensation decreased from a charge of $3.1 million in the quarter ended October 31, 2001 to a credit of $1.9 million in the quarter ended October 31, 2002. This decrease resulted from the cancellation of options due to employee terminations.

        For the year-to-date period, amortization of deferred stock compensation decreased from $7.2 million in the six months ended October 31, 2001 to a credit of $552,000 in the six months ended October 31, 2002 as a result of such employee terminations.

        Acquired In-Process Research and Development.    No charges were recognized for in-process research and development during the current quarter or six months ended October 31, 2002. A non-cash charge totaling $2.7 million was recognized in the six months ended October 31, 2001 for in-process research and development related to our acquisition of Transwave Fiber in May, 2001. This charge represented that portion of the total purchase consideration for Transwave Fiber associated with new products then currently in development.

        Amortization of Goodwill and Other Purchased Intangibles.    We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of May 1, 2002. As of the same date we reclassified acquired workforce and acquired customer base to goodwill. Amortization of goodwill, acquired workforce, and acquired customer base totaled $30.7 million and $61.3 million in the quarter and six months ended October 31, 2001, respectively. We amortized acquired other purchased intangibles associated with trade name in the amount of $143,000 and $472,000 in the quarter and six months ended October 31, 2002, respectively.

        Impairment of Goodwill.    On May 3, 2002, we recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. We recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration. There was no impairment in any other period presented.

        Restructuring Costs.    During the quarter ended October 31, 2002, we announced a number of decisions designed to lower our operating costs including (1) the sale of certain assets of Sensors Unlimited, (2) the elimination of 165 positions, or 25% of our U.S. workforce, 45 of which were associated with the operations of Sensors Unlimited, (3) the implementation of a 10% reduction in salaries for most U.S.-based personnel beginning in January, 2003, and (4) a 10% reduction in commissions paid to manufacturing representatives for our network test and monitoring systems as well as optical subsystems. If the sale of assets and transfer of liabilities associated with the operations of Sensors Unlimited had taken place at the beginning of the quarter ended October 31, 2002, revenue for the quarter would have been reduced by approximately $800,000 and we would have recorded an additional $200,000 in gross profit. Operating costs would have been lower by approximately $1.1 million, resulting in an operating loss that would have been lower by approximately $1.3 million.

        In addition to the reduction of approximately 45 employees due to the sale of Sensors Unlimited, 120 positions were eliminated at all other U.S. locations. If this reduction had been in effect at the start of the second quarter, total expenses would have been lower by approximately $1.4 million. Severance costs associated with the reduction of employees other than those at Sensors Unlimited totaled $1.2 million in the second quarter and are reported separately as a restructuring cost.

        The reduction in salaries of approximately 10% for most U.S.-based personnel scheduled to begin in January 2003, would have resulted in a reduction of approximately $800,000 in operating costs had it been effective at the beginning of the second quarter, while a similar reduction in commissions paid to manufacturing representatives would have reduced costs by an additional $200,000.

        The net effect of implementing these changes at the beginning of the second quarter would have been a reduction of approximately $3.7 million in the loss reported for the quarter.

        Other Acquisition Costs.    Other acquisition costs decreased from $259,000 in the quarter ended October 31, 2001 to a credit of $166,000 in the quarter ended October 31, 2002. The credit in the current quarter is related to the reversal of a previous accrual associated with meeting milestone payments under the terms of the acquisition of Sensors Unlimited, the assets of which were also sold during the quarter.

        On a year-to-date basis, other acquisition costs decreased from $2.1 million in the six months ended October 31, 2001 to $31,000 in the six months ended October 31, 2002. The decrease reflects a credit in the most recent quarter and a charge totaling $1.7 million in the prior year related to a potential acquisition that was not concluded.

        Interest Income (Expense), Net.    Interest income net of interest expense decreased from net income of $802,000 in the quarter ended October 31, 2001 to a net expense of $1.6 million in the quarter ended October 31, 2002. This decrease was primarily the result of higher interest expense related to the issuance of $125 million in convertible subordinated notes in October 2001 and $1.2 million representing the current quarter's amortization of the beneficial conversion feature of the notes. In addition, lower interest income reflected reduced cash balances and lower yields available for investment as a result of the use of cash from operations and cash outlays associated with plant, property, equipment and improvements and working capital requirements during the last twelve months.

        For the same reasons, on a year-to-date basis, interest income net of interest expense decreased from a net income of $2.1 million in the six months ended October 31, 2001, to a net expense of $2.9 million in the six months ended October 31, 2002. Of the $5.0 million increase in net interest expense, $2.3 million was related to the amortization of the beneficial conversion feature of the convertible subordinated notes.

        Other Income (Expense), net.    Other expense, net of other income, increased from $4.8 million in the quarter ended October 31, 2001 to $39.3 million in the quarter ended October 31, 2002. Included in the current quarter charge was a loss on the sale of certain assets of Sensors Unlimited totaling $36.8 million (see Note 10) and an impairment charge of $2 million associated with a minority investment in a development stage company. Terms under which that company proposes to accept additional funding render our investment's value de minimus and as such we have written off our investment. Additionally, using the equity method, we incurred a charge of $134,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment. The expense of $4.8 million in the prior year period is related to the revaluation of shares received from ONI, Inc., in conjunction with the sale of a product line to that company. ONI was subsequently purchased by Ciena and, as a result, we hold 347,118 shares in that company.

        On a year-to-date basis, other expense, net of other income, increased from $4.3 million in the six months ended October 31, 2001 to $49.7 million in the six months ended October 31, 2002. Of the $45.4 million increase, $34.5 million is related to the most recent quarter while an additional charge of $10 million was recorded in the first quarter of the current fiscal year in recognition of an impairment associated with another minority equity investment in a development stage company due to that company's inability to raise additional financing. Additionally, using the equity method, we incurred a charge of $319,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment.

        Provision for (Benefit from) Income Taxes.    The provision for income taxes increased from a benefit of $4.7 million in the quarter ended October 31, 2001, to an expense of $30,000 in the quarter ended October 31, 2002, primarily reflecting the amount of the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities. For similar reasons, on a year-to-date basis, the provision for income taxes increased from a benefit of $23.7 million in the six months ended October 31, 2001 to an expense of $91,000 in the six months ended October 31, 2002.

        We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at October 31, 2002 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of October 31, 2002, we do not expect to record any additional tax benefit against future operating losses.

        Cumulative Effect of an Accounting Change to Adopt SFAS 142.    We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In adopting this new standard, we recorded a charge of $460.6 million in the quarter ended July 31, 2002 (see "Effect of New Accounting Standards").

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

        In future years, a reduction of the estimated fair values associated with certain of our reporting units could result in a further impairment loss. Also, the Company is contingently obligated to pay additional stock consideration related to the acquisition of Transwave Fibre, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

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

        As of October 31, 2002, our principal sources of liquidity were $114.0 million in cash, cash equivalents and short-term investments, net of $13.1 million of short-term securities reserved for the next five interest payments due under our convertible notes.

        Net cash used in operating activities totaled $26.3 million in the six months ended October 31, 2002, primarily reflecting a pay down of accounts payable and a loss from operations. Net cash provided by operating activities totaled $15.7 million in the six month period ended October 31, 2001, primarily as a result of an increase in working capital, offset in part by a loss from operations.

        Net cash used in investing activities totaled $8.0 million in the six month period ended October 31, 2002, and consisted primarily of the purchases of property and equipment totaling $12.8 million, offset by proceeds from the sale of Sensors assets. Net cash used in investing activities totaled $32.0 million in the six month period ended October 31, 2001, and consisted primarily of the purchase of property and equipment totaling $34.9 million, sale of a product line, purchase of a minority interest in a development stage company and the purchase of restricted securities.

        Net cash provided by financing activities totaled $1.7 million in the six month period ended October 31, 2002, and consisted primarily of proceeds from the exercise of stock options and the purchase of stock under our stock purchase plan, net of repurchases of unvested shares. Net cash provided by financing activities totaled $121.6 million in the six month period ended October 31, 2001, and consisted primarily of net proceeds of the convertible debt offering net of issuance costs.

        During the quarter ended October 31, 2002, a convertible promissory note in the principal amount of $6.75 million payable to New Focus, Inc., as partial consideration for our acquisition of a New Focus product line was converted into 4,027,445 shares of our common stock.

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

Contractual Obligations and Commercial Commitments

        Future minimum payments under long-term debt and operating leases are as follows as of October 31, 2002 (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$125,000	$—	$—	$—	$125,000
Operating leases	11,431	3,047	6,102	2,282	—

Total contractual cash obligations	$136,431	$3,047	$6,102	$2,282	$125,000

        Long-term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

        Operating leases consist of base rents for facilities we occupy at various locations.

        Future minimum payments under standby repurchase obligations are as follows as of October 31, 2002 (in thousands):

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby subcontractor repurchase obligations	$7,399	$7,399	$—	$—	$—
Other long term liabilities	5,384	1,384	4,000	—	—

Total contractual cash obligations	$12,783	$8,783	$4,000	$—	$—

        Standby subcontractor repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor's purchase order obligations at their facilities. Included in standby repurchase obligations is $7.4 million of non-cancelable purchase obligations that have been recorded on our balance sheet. Other long term liabilities consist of payments to New Focus, Inc. in conjunction with the purchase of certain assets and intellectual property.

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

        We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically do not equal expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during a quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. Our revenues increased 45% per quarter during the ten-quarter period ended January 31, 2001. During the following six months ended July 31, 2001, our revenues decreased as we experienced reduced orders, and in some cases cancellations of existing orders, from our customers due primarily to a general economic slowdown. While revenues increased during the subsequent four quarters, they declined again in the quarter ended October 31, 2002. It is likely that in some future quarters our operating results may again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

        We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. We experienced a significant rate of growth between the quarters ended July 31, 2000 and January 31, 2001, when quarterly revenues increased from $27.2 million to $64.8 million. Based on projected revenue trends, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products. During the subsequent two quarters, revenue decreased to $52.2 million in the quarter ended April 30, 2001, and $34.2 million during the quarter ended July 31, 2001, as our customers reduced their demand for our products due to general economic conditions and excess inventories purchased in prior quarters. As a result, we recorded charges for obsolete and excess inventories and non-cancelable purchase commitments during the quarters ended

April 30, 2001, and July 31, 2001, which contributed to substantial operating losses. We recorded additional charges for obsolete and excess inventories during the fourth quarter ended April 30, 2002, and the first two quarters ended October 31, 2002, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be reduced which could impact our future growth.

        Excluding merger-related costs, we recorded profitable operating results for twelve consecutive quarters ended April 30, 2001. During the following six months, we experienced a significant decline in revenues and began to record significant operating losses during the first quarter ended July 31, 2001. While revenues have recovered to some extent since that time, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed costs related to a number of acquisitions completed, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to manage our growth effectively, we must reduce our product costs, complete our new product development programs and penetrate new customers. If we cannot manage growth effectively, while reducing our costs, our business could be significantly harmed.

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

        The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers such as occurred during the six month period ended July 31, 2001. In addition, our customers have in the past sought price concessions from us and will continue to do so in the future. Cost reduction measures that we have implemented during the past several quarters, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a writedown in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  cost reduction measures we have implemented, and others we may implement, to conserve our cash and accelerate our return to profitability;

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

  •
  greater difficulty in hiring technical talent needed to oversee manufacturing operations;

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

  •
  increased risks related to the operations of our manufacturing facility in Malaysia;

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

        Since October 2000, we have completed the acquisition of five privately-owned companies and certain assets from two other companies. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In five of our seven acquisitions, we issued stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders' percentage ownership.

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

        Through fiscal 2002 we recorded minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also have a minority equity position. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In the first six months of fiscal 2003, we wrote off $12.0 million in two investments which became impaired, and we may be required to write off additional investments in future periods.

We have substantial indebtedness and may have insufficient cash flow to meet our debt service obligations.

        As a result of the sale of our 5 1/4% convertible subordinated notes in October 2001, we incurred $125 million of indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

  •
  make it difficult for us to make payments on the notes;

  •
  make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  limit our flexibility in planning for, or reacting to changes in, our business; and

  •
  make us more vulnerable in the event of a downturn in our business.

        We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including all amounts due on the notes, and to conduct our business operations. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we fail to make payments on the notes when due, the holders of the notes could declare a default and demand immediate payment of the entire principal amount of the notes, which would significantly harm our business.

We may not be able to obtain additional capital in the future.

        We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we continue to experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

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

        Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Historically, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we have increased our patent prosecution activities during 2002 and filed applications for a number of patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

        As of November 30, 2002, our executive officers, directors and entities affiliated with them beneficially owned approximately 54.0 million shares or approximately 26.9% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

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

        In addition, in September 2002, our Board of Directors adopted a stockholder rights plan under which our stockholders received one share purchase right for each share of our common stock held by them. Subject to certain exceptions, the rights become exercisable when a person or group acquires more than 20% of our common stock without prior Board approval. Should such an event occur, Finisar stockholders, other than the acquiror, will be entitled to purchase shares of our common stock at a 50% discount from its then-current per share market price or, in the case of certain business combinations, purchase the common stock of the acquiror at a 50% discount.

        Although we believe that these charter and bylaw provisions, and the recently-adopted stockholder rights plan, provide an opportunity for the Board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

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

        To maintain the listing of our common stock on The Nasdaq National Market, we are required to meet certain listing requirements, including maintenance of a minimum bid price of $1.00 per share. Our common stock has recently traded at prices below $1.00 per share. Although our common stock is currently trading at prices above $1.00, if the trading price were to again fall below $1.00, we could be required to effect a reverse stock split in order to qualify for continued listing on The Nasdaq National Market. A reverse stock split would require the approval of holders of a majority of the outstanding shares of our common stock. However, the market price of our common stock may not rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split, and the price may again decline following the reverse stock split. Accordingly, if we effect a reverse stock split, there can be no assurance that in the future we will continue to satisfy the Nasdaq listing requirements. Should our common stock be delisted from The Nasdaq National Market, it would likely be more difficult to effect trades and to obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

        The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $12.3 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $129,000 impact on the value of these securities as of October 31, 2002. There has been no material change in your interest rate exposure since April 30, 2002.

Item 4.    Controls And Procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Section 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, have filed a motion to dismiss the complaints. A hearing date on the motion has not been set. In the interim, the plaintiffs have dismissed all claims against the individual defendants, subject to an agreement that will allow those claims to be reasserted through September 30, 2003. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2.    Changes in Securities and Use of Proceeds.

        In September 2002, our Board of Directors adopted a stockholder rights plan designed to enable our stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire Finisar. Under the rights plan, stockholders received one share purchase right for each share of our common stock held by them. The rights, which initially trade with the common stock, become exercisable when a person or group acquires more than 20% of our common stock without prior Board approval. Should such an event occur, Finisar stockholders, other than the acquiror, will be entitled to purchase, for the $14.00 per right purchase price, $14.00 worth of our common stock at one-half of its then-current per share market price. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of the acquiror at a 50% discount. The rights plan contains an exception to the 20% ownership threshold for Finisar's Founder, Chairman of the Board and Chief Technical Officer, Frank H. Levinson. Under the terms of the rights plan, Dr. Levinson and certain related persons and trusts are permitted to acquire additional shares of our common stock up to an aggregate of 30% of the total outstanding shares without prior Board approval.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the annual meeting of our stockholders held on October 11, 2002, the following matters were considered and voted upon:

        The following nominees were elected as Class III directors to serve on our Board of Directors for a three-year term expiring at the 2005 annual meeting of stockholders and until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
Michael C. Child	162,651,558	1,678,750
Jerry S. Rawls	160,371,711	3,958,597

        The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2003 was approved and ratified by a vote of 162,838,742 shares for, 1,425,825 shares against, and 65,741 shares abstaining.

Item 6.    Exhibits and Reports on Form 8-K.

  a.
  Exhibits:

  99.1
  Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  b.
  Reports on Form 8-K:

    We filed the following reports on Form 8-K during the quarter ended October 31, 2002:

    (1)
    On September 27, 2002, we filed a report on Form 8-K disclosing, under Item 5, that our Board of Directors had adopted a stockholder rights plan and declared a dividend distribution of one stock purchase right for each outstanding share of our common stock.

    (2)
    On October 25, 2002, we filed a report on Form 8-K disclosing, under Item 5, that we had completed the sale of certain assets and the transfer of certain liabilities of our Sensors Unlimited subsidiary to a new company formed by Sensors Unlimited's management group.

    (3)
    On October 31, 2002, we filed a report on Form 8-K disclosing, under Item 5, that we had received notification from the Nasdaq Stock Market that for 30 consecutive trading days, our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq National Market.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2002	FINISAR CORPORATION
	By:	/s/ JERRY S. RAWLS Jerry S. Rawls Chief Executive Officer
	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Jerry S. Rawls, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Finisar Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERRY S. RAWLS Jerry S. Rawls Chief Executive Officer

Dated: December 11, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Stephen K. Workman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Finisar Corporation;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with a respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

Dated: December 11, 2002

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended October 31, 2002
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
  Item 4. Controls And Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings .
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002