Form 10-Q
period 2003-01-31
FINISAR CORP
filed 2003-03-12
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2003
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

Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☒

        At February 28, 2003, there were 201,166,611 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2003	April 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,772	$75,889
Short-term investments	69,687	68,208
Restricted investments	6,724	6,560
Accounts receivable, trade (net)	25,379	28,962
Accounts receivable, other	6,577	11,616
Inventories	38,036	59,913
Income tax receivable	7,462	7,504
Prepaid expenses	3,392	2,365
Deferred income taxes	8,902	16,996

Total current assets	206,931	278,013
Property, plant, equipment and improvements, net	116,222	125,025
Restricted investments, long-term	6,560	9,503
Purchased intangibles, net	56,472	102,380
Goodwill, net	16,000	476,580
Other assets	39,878	49,780

Total assets	$442,063	$1,041,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,912	$34,027
Accrued compensation	2,947	7,404
Other accrued liabilities	12,020	5,887
Current portion of other long-term liabilities	1,565	—
Non-cancelable purchase obligations	7,611	7,731
Capital lease obligations	—	361

Total current liabilities	40,055	55,410
Long-term liabilities:
Deferred income taxes	8,902	16,996
Convertible notes, net of unamortized portion of beneficial conversion feature of $32,238 and $35,761	92,762	89,239
Other long-term liabilities	4,000	634

Total long-term liabilities	105,664	106,869
Stockholders' equity
Common stock, $0.001 par value, 200,586,536 shares issued and outstanding at January, 31, 2003 and 192,552,246 shares issued and outstanding at April 30, 2002	201	192
Additional paid-in capital	1,215,224	1,209,305
Notes receivable from stockholders	(1,185)	(1,488)
Deferred stock compensation	(1,907)	(6,181)
Accumulated other comprehensive income	1,184	791
Accumulated deficit	(917,173)	(323,617)

Total stockholders' equity	296,344	879,002

Total liabilities and stockholders' equity	$442,063	$1,041,281

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues	$38,747	$35,826	$126,697	$105,170
Cost of revenues	30,975	26,505	100,553	108,368
Amortization of acquired developed technology	4,598	6,780	17,434	20,340

Gross profit (loss)	3,174	2,541	8,710	(23,538)
Operating expenses:
Research and development	11,837	12,546	43,347	38,501
Sales and marketing	3,966	5,350	15,692	15,918
General and administrative	3,517	5,355	11,700	14,729
Amortization of deferred stock compensation	85	2,531	(467)	9,722
Acquired in-process research and development	—	—	—	2,696
Amortization of goodwill and other purchased intangibles	143	32,773	615	94,992
Impairment of goodwill and intangible assets	10,101	—	10,586	—
Restructuring costs	3,056	—	4,230	—
Other acquisition costs	176	282	207	2,380

Total operating expenses	32,881	58,837	85,910	178,938

Loss from operations	(29,707)	(56,296)	(77,200)	(202,476)
Interest income	997	1,986	3,626	4,565
Interest expense	(2,862)	(2,836)	(8,415)	(3,319)
Other expense, net	(1,211)	(87)	(50,865)	(4,409)

Loss before income taxes and cumulative effect of an accounting change	(32,783)	(57,233)	(132,854)	(205,639)
Provision for (benefit from) income taxes	31	(3,399)	122	(27,144)

Loss before cumulative effect of an accounting change	(32,814)	(53,834)	(132,976)	(178,495)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)	—

Net loss	$(32,814)	$(53,834)	$(593,556)	$(178,495)

Loss per share before cumulative effect of an accounting change	$(0.17)	$(0.29)	$(0.69)	$(1.00)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(2.37)	—

Loss per share—basic and diluted	$(0.17)	$(0.29)	$(3.06)	$(1.00)

Shares used in loss per share calculation—basic and diluted	198,224	183,630	194,021	179,277

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended January 31,
	2003	2002
Operating Activities:
Net loss	$(593,556)	$(178,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,878	7,427
Amortization of deferred stock compensation	(467)	9,722
Acquired in-process research and development	—	2,696
Amortization of goodwill and other purchased intangibles	615	94,992
Amortization of acquired developed technology	17,434	20,340
Amortization of beneficial conversion feature	3,523	—
Pro-rate share of losses in a minority investment (equity method)	571	179
Cumulative effect of an accounting change	460,580	—
Realized loss on other-than-temporary decline in fair value of investment in marketable securities	—	13,012
Amortization of premium discount on restricted securities	(502)	—
Gain (loss) on sale or discontinuation of product lines	533	(7,745)
Loss on disposal of subsidiary assets	36,839	—
Impairment of minority investment	12,000	—
Impairment of goodwill and intangible assets	10,586	—
Other non-cash charges	—	(263)
Changes in operating assets and liabilities:
Accounts receivable	2,593	9,965
Inventories	20,053	11,082
Other assets	1,395	1,895
Deferred income taxes	—	(26,565)
Accounts payable	(17,443)	22,899
Accrued compensation	(4,267)	(2,885)
Current income taxes	42	(545)
Other accrued liabilities	5,435	(12,731)

Net cash used in operating activities	(28,158)	(33,695)
Investing activities:
Purchases of property, plant, equipment and improvements	(16,040)	(42,673)
Sale/ (purchase) of short-term investments	1,690	23,663
Purchase of restricted securities	—	(18,873)
Purchase of minority investments, net of loan repayments	154	(5,032)
Loan to minority investment	—	(7,045)
Acquisition of subsidiaries, net of cash assumed	—	(1,539)
Acquisition of product line assets	(243)	—
Proceeds from sale of product line	153	12,750
Proceeds from disposal of subsidiary assets, net of cash transferred	5,407	—

Net cash used in investing activities	(8,879)	(38,749)
Financing activities:
Payments on capital lease obligations	(180)	(272)
Short-term borrowing	—	161
Repayments of borrowings under bank note	—	(1,628)
Payment received on stockholder note receivable	303	429
Proceeds of convertible debt offering net of issuance costs	—	120,882
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	1,797	4,808

Net cash provided by financing activities	1,920	124,380

Net (decrease) increase in cash and cash equivalents	(35,117)	51,936
Cash and cash equivalents at beginning of period	75,889	42,146

Cash and cash equivalents at end of period	$40,772	$94,082

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,281	$25
Cash paid for taxes	$122	$38
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series A preferred stock and assumption of options in acquisition	$—	$49,646
Issuance of other long term liabilities in connection with acquisition of product line	$5,384	$—
Issuance of common stock in connection with acquisitions	$485	$—
Deferred stock compensation from acquisition	$—	$2,350
Issuance of common stock upon conversion of notes payable	$6,750	$—
Issuance of common stock on achievement of milestones	$1,637	$27,723
Beneficial conversion feature related to convertible debt	$—	$38,269

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

        Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware.

        Finisar Corporation designs, manufactures, and markets fiber optic components and subsystems and network test and monitoring systems ("network tools") for high-speed data communications.

Interim Financial Information and Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of January 31, 2003, and for the three and nine month periods ended January 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at January 31, 2003 and the operating results for the three and nine month periods ended January 31, 2003 and 2002, and cash flows for the nine months ended January 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2002.

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

Revenue Recognition

        The Company follows SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss pass to the customer, unless the Company has future unperformed obligations or customer acceptance is required, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

        At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company also provides an allowance for estimated customer returns, which has been netted against revenue.

Segment Reporting

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that it operates in two segments consisting of optical components and subsystems, and network tools.

Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 15.5% and 12.5% of the total accounts receivable at April 30, 2002, and no customers represented 10.0% or greater of the total accounts receivable at January 31, 2003. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations.

Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During the nine months ended January 31, 2002, revenues from two customers represented 13.1% and 10.1% of net revenues. During the nine months ended January 31, 2003, revenues from one customer represented 10.0% of net revenues. No other customer accounted for more than 10% of revenues in either period.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company's products. Advertising costs were $48,000 and $37,000 in the three months ended January 31, 2003 and 2002 and were $633,000 and $454,000 in the nine months ended January 31, 2003 and 2002.

Cash and Cash Equivalents

        Finisar's cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Investments

Short-Term Investments

        Short-term investments consist of interest bearing securities with maturities greater than 90 days and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. At January 31, 2003, the Company's short term investments consisted of highly liquid investments in both taxable and tax free municipal, government agency and corporate obligations with various maturity dates through September 2006, and an equity security. The difference between market value and amortized cost of these securities at January 31, 2003 was a gain of approximately $679,000, and at April 30, 2002 was a gain of approximately $791,000.

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

Other Investments

        The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, and as such whether a write down to market value is required, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. If an indicator of impairment exists, the magnitude of the impairment charge will be determined based on the most recent indication of the investment's value, as reflected by a completed financing or merger transaction or a pending transaction approved by the Board of Directors of the affected company. In instances where the remaining value is determined to be immaterial, the security may be written down to $0. In the nine month period ended January 31, 2003, the Company wrote down $12.0 million in such investments. The Company recorded losses of $571,000 as other expense for the nine months ended January 31, 2003 for investments accounted for on the equity method compared to losses of $179,000 for the same period ended January 31, 2002.

Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

        The Company permanently writes off 100% of the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management's best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month demand forecast and, in addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) products likely to use such parts beyond the twelve month forecast timing horizon due to their strategic importance, (3) parts and subassemblies that are unlikely to be engineered out of the Company's products, and (4) known design changes which would reduce the Company's ability to use the inventory as planned.

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

Comprehensive Income

        Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. The amount of the decrease in net pre-tax unrealized gain on available-for-sale securities was $112,000 in the nine months ended January 31, 2003 versus a loss of $2,474,000 in the nine months ended January 31, 2002. The amount of foreign currency translation adjustments incurred in the first nine months of fiscal 2003 and 2002 were gains of approximately $505,000 and $0, respectively.

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

        In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Adoption of FIN 45 did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has included the required additional disclosures in Note 13 to its condensed consolidated financial statements.

2. Net Loss Per Share

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Numerator:
Net loss before cumulative effect of an accounting change	$(32,814)	$(53,834)	$(132,976)	$(178,495)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)	—

Net loss	$(32,814)	$(53,834)	$(593,556)	$(178,495)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding
—total	201,063	196,195	199,510	192,274
—subject to repurchase	(2,259)	(5,374)	(2,949)	(5,963)
—performance stock	(580)	(7,191)	(2,540)	(7,034)

Denominator for basic and diluted net loss per share	198,224	183,630	194,021	179,277

Loss per share before cumulative effect of an accounting change	$(0.17)	$(0.29)	$(0.69)	$(1.00)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(2.37)	—

Loss per share—basic and diluted	$(0.17)	$(0.29)	$(3.06)	$(1.00)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	2,801	10,039	4,112	7,695
Stock subject to repurchase	2,259	5,374	2,949	5,963
Performance stock	580	—	2540	—
Series A preferred stock	—	—	—	925
Convertible notes	22,645	22,645	22,645	8,862
Warrants	10	15	10	15

	28,295	38,073	32,256	23,460

3. Inventories

        Inventories consist of the following (in thousands):

	January 31, 2003	April 30, 2002
Raw materials	$27,339	$36,246
Work-in-process	7,720	17,439
Finished goods	2,977	6,228

	$38,036	$59,913

        In the first nine months of fiscal 2002, the Company recorded a charge to cost of revenues of $29.2 million for excess and obsolete inventory. In the first nine months of fiscal 2003, the Company recorded charges of $17.8 million for excess and obsolete inventory. During the first nine months of fiscal 2003, the Company sold inventory components that were previously written-off with an original cost of approximately $11.8 million. As a result, cost of revenue associated with the sale of this inventory was zero.

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

5. Property, Plant, Equipment and Improvements

        Property, equipment and improvements consist of the following (in thousands):

	January 31, 2003	April 30, 2002
Land	$18,786	$18,786
Buildings	21,206	21,169
Computer equipment	22,965	19,674
Office equipment, furniture and fixtures	2,968	3,209
Machinery and equipment	75,591	61,899
Leasehold improvements	8,692	7,480
Construction in process	(337)	15,058

	149,871	147,275
Accumulated depreciation and amortization	(33,649)	(22,250)

Property, plant, equipment and improvements, net	$116,222	$125,025

6. Income Taxes

        The provision for income taxes increased from a benefit of $3.4 million and $27.1 million in the quarter and nine months ended January 31, 2002 to an expense of $31,000 and $122,000 in the quarter and nine months ended January 31, 2003, primarily reflecting the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities.

        The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at January 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company's deferred tax assets equal deferred tax liabilities as of January 31, 2003, the Company does not expect to record any additional tax benefit against future operating losses.

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

	Deferred Stock Compensation Generated	Amortization Expense
Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,542
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal quarter ended July 31, 2002(unaudited)	(310)	1,381
Fiscal quarter ended October 31, 2002(unaudited)	(3,774)	(1,933)
Fiscal quarter ended January 31, 2003(unaudited)	(657)	85
Fiscal quarter ending April 30, 2003(unaudited)	—	513
Fiscal year ending April 30, 2004 (unaudited)	—	1,168
Fiscal year ending April 30, 2005(unaudited)	—	226

Total	$32,903	$32,903

8. Accounting for Goodwill

        In accordance with the adoption of SFAS 142, the Company has performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, the Company's assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million is related to optical components and subsystems and

$54.2 million is related to network tools. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

        The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The optical components and subsystems calculation assumed an accelerating rate of growth through fiscal 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal 2010 (compound growth rate of 27 percent). The same calculation for network tools assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

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

        The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable periods presented (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Reported loss before cumulative effect of an accounting change	$(32,814)	$(53,834)	$(132,976)	$(178,495)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	32,392	—	93,710

Adjusted loss before cumulative effect of an accounting change	(32,814)	(21,442)	(132,976)	(84,785)
Cumulative effect of an accounting change	—	—	(460,580)	—

Adjusted net loss	$(32,814)	$(21,442)	$(593,556)	$(84,785)

Adjusted basic and diluted net loss per share:
Reported basic and diluted loss per share before cumulative effect of an accounting change	$(0.17)	$(0.29)	$(0.69)	$(1.00)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	0.17	—	0.53

Adjusted basic and diluted loss per share before cumulative effect of an accounting change	(0.17)	(0.12)	(0.69)	(0.47)
Cumulative effect of an accounting change	—	—	(2.37)	—

Adjusted basic and diluted net loss per share	$(0.17)	$(0.12)	$(3.06)	$(0.47)

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

	Optical Components & Subsystem	Network Test and Monitoring Systems	Consolidated Total
Balance at April 30, 2002	$403,708	$66,788	$470,496
Transfer to goodwill
—Workforce	1,547	1,185	2,732
—Customer base	1,102	2,250	3,352

Adjusted balance at April 30, 2002	406,357	70,223	476,580
Addition related to achievement of milestones	485	—	(485)

Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at January 31, 2003	$—	$16,000	$16,000

        On May 3, 2002, the Company recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration.

        The following table reflects intangible assets subject to amortization as of April 30, 2002 and January 31, 2003 (in thousands):

	April 30, 2002 (1)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$135,656	$(38,018)	$97,638
Trade name	6,589	(1,847)	4,732

Totals	$142,245	$(39,865)	$102,380

	January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$88,394	$(33,692)	$54,702
Trade name	2,867	(1,097)	1,770

Totals	$91,261	$(34,789)	$56,472

(1)
Reflects the values of intangibles after reclassification of assembled workforce and customer base to goodwill described in the preceding table.

        The amortization expense on these intangible assets for the nine months ended January 31, 2003 was $18.0 million compared to $21.6 million for the nine months ended January 31, 2002. Estimated amortization expense for each of the next six fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2003	$22,789
2004	18,964
2005	18,964
2006	12,719
2007	1,054
2008	32

9. Segments and Geographic Information

        The Company views its business as having two principal operating segments consisting of optical components and subsystems, and network tools. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers, optical add/drop modules and transceiver products designed for use in metropolitan access networks (MANs) applications, and digital return path products for cable television (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network tools include products designed to test and monitor the reliability and performance of equipment primarily for Fibre Channel, Gigabit Ethernet and Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

        During the nine months ended January 31, 2003, the Company's operating segments and its corporate sales organization reported to the Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs or specifically identifiable assets to its operating segments.

        Information about reportable segments sales, operating loss and geographic coverage is as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
Optical components and subsystems	$31,929	$27,656	$103,419	$78,261
Network tools	6,818	8,170	23,278	26,909

Total revenues	38,747	35,826	126,697	105,170

Operating loss:
Optical components and subsystems	(11,163)	(13,199)	(41,984)	(68,677)
Network tools	(385)	(731)	(2,611)	(3,669)

Operating loss	(11,548)	(13,930)	(44,595)	(72,346)
Unallocated amounts:
Amortization of acquired developed technology	(4,598)	(6,780)	(17,434)	(20,340)
Amortization of deferred stock compensation	(85)	(2,531)	467	(9,722)
Acquired in-process research and development	—	—	—	(2,696)
Amortization of goodwill and other purchased intangibles	(143)	(32,773)	(615)	(94,992)
Impairment of goodwill and intangibles assets	(10,101)	—	(10,586)	—
Restructuring costs	(3,056)	—	(4,230)	—
Other acquisition costs	(176)	(282)	(207)	(2,380)
Interest income	(997)	(1,986)	(3,626)	(4,565)
Interest expense	2,862	2,836	8,415	3,319
Other income (expense), net	(1,211)	(87)	(50,865)	(4,409)

Loss before income tax and cumulative effect of an accounting change	$(32,783)	$(57,233)	$(132,854)	$(205,639)

        The following is a summary of total assets by segment (in thousands):

	January 31, 2003	April 30, 2002
Optical components and subsystems	$288,022	$760,382
Network tools	61,104	123,515
Other assets	92,937	157,384

	$442,063	$1,041,281

        Cash, and short-term, restricted and minority investments are the primary components of other assets in the above table.

        The following is a summary of revenues by geographic area for the periods indicated (in thousands).

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
United States	$27,712	$26,772	$94,959	$82,598
Rest of the world	11,035	9,054	31,738	22,572

	$38,747	$35,826	$126,697	$105,170

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

        On October 6, 2002, the Company entered into an agreement to sell certain assets and transfer certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, an officer and director of Finisar and former majority owner of Sensors Unlimited. The Company retained ownership of the intellectual property developed at Sensors Unlimited while licensing certain technology needed by the acquiror to develop, manufacture and sell products used primarily for industrial spectroscopy and military applications. Because Finisar will no longer utilize certain intangible assets purchased in the original acquisition and because the Sensors Unlimited trade name was transferred to the acquiror, the Company wrote off the these assets in conjunction with the sale. The sale was completed on October 15, 2002, at which time Dr. Olsen resigned as an officer and director of Finisar. The Company also agreed to release from escrow the remaining deferred consideration of 3,160,413 shares of common stock originally placed in escrow as part of the acquisition of Sensors Unlimited.

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

11. Discontinued Product Line and Impairment of Intangible Asset—Demeter Technologies

        In November 2002, the Company discontinued a product line at Demeter Technologies that was not making a significant contribution to its operating results and was no longer considered a key part of the Company's product strategy. The discontinued product line had been included in the optical component and subsystems segment. Certain assets of Demeter Technologies were sold to another party in conjunction with the product line discontinuation. As a result of the discontinuation of the product line, the Company will no longer utilize certain intangible assets obtained in the Demeter Technology acquisition that were associated with that product line. The Company wrote off these assets, valued at $10.1 million, and the resulting charge was reported as an impairment of goodwill and intangible assets.

12. Option Exchange Program

        On November 8, 2002, the Company announced that its Board of Directors had approved a voluntary stock option exchange program for eligible option holders. Under the program, eligible Finisar option holders who elected to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date that is at least six months and one day after the date of cancellation. Members of Finisar's Board of Directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002. As of that date, holders of options to purchase an aggregate of 11,816,890 shares of common stock tendered their shares for cancellation.

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

13. Stock Option Plans

        As discussed in Note 1 and as permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Finisar has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, using the Black-Scholes pricing model (in thousands, except per share amounts):

	Three Months Ended January 31, 2003	Nine Months Ended January 31, 2003
Net loss—as reported	$(32,814)	$(593,556)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,874)	(7,633)

Net income—pro forma	$(38,688)	$(601,189)

Basic and diluted net loss per share—as reported	$(0.17)	$(3.06)

Basic and diluted net loss per share—pro forma	$(0.20)	$(3.10)

        The Black-Sholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected data for expected volatility and expected life of its stock options based upon historical and other economic data trended into future years. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, existing valuation models, including the Black-Sholes model, do no provide a reliable measure of the fair value of the Company's stock options.

14. Warranty

        The Company offers a one-year limited warranty for all of its products. The specific terms and conditions of those warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's warranty liability during the period are as follows (in thousands):

Balance at April 30, 2002	$867
Additions during the period based on product sold	834
Settlements	(221)
Changes in liability for pre-existing warranties during the 9 months ended January 31, 2003 including expirations	(509)

Balance at January 31, 2003	$971

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

Overview

        We are a leading provider of fiber optic subsystems and network tools which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical components and subsystems supports a wide range of network applications and protocols, transmission speeds, distances and physical mediums. We also provide network performance test and monitoring systems consisting of a variety of hardware and software platforms which assist networking and storage equipment manufacturers in the efficient design of reliable, high-speed networking systems and the testing and monitoring of the performance of these systems in a live data center environment.

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

        Since October 2000, we have acquired five privately-held companies and certain assets from two other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property related to the passive optical components business of New Focus, Inc.. These acquisitions have broadened our product offerings and provided us access to advanced optical component technologies that we believe will enable us to develop more integrated subsystems and accelerate the product development cycle. In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, an officer and director of Finisar and former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at Demeter Technologies that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold to another party in conjunction with the product line discontinuation.

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

        The market for optical components and subsystems is characterized by declining average selling prices resulting from factors such as industry over-capacity, increased competition, the introduction of new products and the growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

        Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries' facilities in El Monte, California, Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs during fiscal 2003, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve profitability during periods of weak demand or a when average selling prices are lower.

        Our gross profit margins vary among our product families, and are generally higher on our network tools than on our optical components and subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.

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

        A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002 goodwill and purchased intangibles were amortized over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but subject to annual impairment testing.

        Impairment charges consist of write downs to the carrying value of intangible assets and goodwill arising from various business combinations to its implied fair value.

        Restructuring costs generally include termination costs for employees associated with a formal restructuring plan and the cost of facilities or other unusable assets to be abandoned or sold.

        Other acquisition costs primarily consist of incentive payments for employee retention included in certain of the purchase agreements of companies we acquired and costs incurred in connection with transactions that were not completed.

        Other non-operating income and expenses generally consist of bank fees, gains or losses as a result of the periodic sale of assets and other-than-temporary decline in the value of investments.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
Optical components and subsystems	82.4%	77.2%	81.6%	74.4%
Network tools	17.6	22.8	18.4	25.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	79.9	74.0	79.4	103.0
Amortization of acquired developed technology	11.9	18.9	13.8	19.4

Gross profit (loss)	8.2	7.1	6.8	(22.4)
Operating expenses:
Research and development	30.5	35.0	34.2	36.6
Sales and marketing	10.2	14.9	12.4	15.1
General and administrative	9.1	14.9	9.2	14.0
Amortization of deferred stock compensation	0.2	7.1	(0.4)	9.2
Acquired in-process research and development	—	—	—	2.6
Amortization of goodwill and other purchased intangibles	0.4	91.5	0.5	90.3
Impairment of goodwill and intangible assets	26.1	—	8.4	—
Restructuring costs	7.9	—	3.3	—
Other acquisition costs	0.5	0.8	0.2	2.3

Total operating expenses	84.9	164.2	67.8	170.1

Loss from operations	(76.7)	(157.1)	(61.0)	(192.5)
Interest income	2.5	5.5	2.8	4.3
Interest expense	(7.3)	(7.9)	(6.6)	(3.1)
Other expense, net	(3.1)	(0.3)	(40.1)	(4.2)

Loss before income taxes and cumulative effect of an accounting change	(84.6)	(159.8)	(104.9)	(195.5)
Provision for (benefit from) income taxes	0.1	(9.5)	0.1	(25.8)

Loss before cumulative effect of an accounting change	(84.7)	(150.3)	(105.0)	(169.7)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(363.5)	—

Net loss	(84.7)%	(150.3)%	(468.5)%	(169.7)%

        Revenues.    Revenues increased 8.2% from $35.8 million in the quarter ended January 31, 2002 to $38.7 million in the quarter ended January 31, 2003. This increase reflects a 15.5% increase in sales of optical components and subsystems from $27.7 million in the quarter ended January 31, 2002 to $31.9 million in the quarter ended January 31, 2003, partially offset by a 16.5% decrease in sales of network tools from $8.1 million in the quarter ended January 31, 2002 to $6.8 million in the quarter ended January 31, 2003.

        Sales of optical components and subsystems as a percent of revenues increased from 77.2% in the quarter ended January 31, 2002, to 82.4% in the quarter ended January 31, 2003. Sales of network tools as a percent of revenues decreased from 22.8% in the quarter ended January 31, 2002, to 17.6% in the quarter ended January 31, 2003.

        Two customers accounted for 14.0% and 13.6% of total revenues in the quarter ended January 31, 2002 while one customer accounted for 11.4% of the total revenues in the quarter ended January 31, 2003. No other customers accounted for more than 10% of total revenues in either period.

        On a year-to-date basis, revenues increased 20.5% from $105.2 million in the nine months ended January 31, 2002, to $126.7 million in the nine months ended January 31, 2003. This increase reflects a 32.1% increase in sales of optical components and subsystems from $78.3 million in the nine months ended January 31, 2002, to $103.4 million in the nine months ended January 31, 2003. This increase was partially offset by a 13.5% decrease in sales of network tools from $26.9 million in the nine months ended January 31, 2002, to $23.3 million in the nine months ended January 31, 2003.

        Sales of optical components and subsystems as a percent of revenues increased from 74.4% in the nine months ended January 31, 2002, to 81.6% in the nine months ended January 31, 2003. Sales of network tools as a percent of revenues decreased from 25.6% in the nine months ended January 31, 2002, to 18.4% in the nine months ended January 31, 2002.

        While two customers accounted for 13.1% and 10.1% of total revenues in the nine months ended January 31, 2002, only one customer accounted for 10.0% of total revenues in the nine months ended January 31, 2003. No other customers accounted for more than 10% of total revenues in either period.

        Gross Profit    Gross profit increased from $2.5 million in the quarter ended January 31, 2002 to $3.2 million in the quarter ended January 31, 2003. As a percentage of revenues, gross profit increased from 7.1% in the quarter ended January 31, 2002, to 8.2% in the quarter ended January 31, 2003. The higher gross margin primarily reflected a decrease in amortization of acquired developed technology from $6.8 million in the quarter ended January 31, 2002, to $4.6 million in the quarter ended January 31, 2003. Amortization of acquired developed technology is related to the acquisitions of Sensors Unlimited, Demeter Technologies, Shomiti Systems and Transwave Fiber. The decrease in amortization was related to the sale of assets of Sensors Unlimited during the quarter ended October 31, 2002, and the discontinuation of a product line at Demeter Technologies during this quarter. Cost of revenues for the current quarter also included a charge of $4.1 million for potential slow-moving and obsolete inventory principally related to a recent slowdown in orders for optical components and subsystems, partially offset by the use of $3.1 million of inventory previously written down. No such charges were recognized in the quarter ended January 31, 2002. These charges for excess inventory were calculated based on inventory levels in excess of estimated 12-month demand for each specific product. It is possible that some portion of the excess inventory subject to these provisions may be used in the future based on customer demand and product mix changes which were not anticipated at the time the estimates were made and the charges were recognized.

        Excluding the non-cash charges for developed technology and slow-moving and obsolete inventory, gross profit totaled $8.8 million for the quarter ended January 31, 2003, or 22.7% of revenues, compared to $9.3 million, or 26% of revenue for the third ended January 31, 2002. This decrease was primarily due to the consumption of finished goods and work-in-process inventory during the quarter resulting in a reduction of $10.2 million in inventory. The consumption of inventory built in previous periods resulted in lower production levels during the current quarter and a higher level of excess capacity.

        On a year-to-date basis, gross profit increased $32.2 million from a loss of $23.5 million in the nine months ended January 31, 2002 to a profit of $8.7 million in the nine months ended January 31, 2003. As a percentage of revenues, gross profit increased from a loss of 22.4% in the nine months ended

January 31, 2002 to a profit of 6.9% in the nine months ended January 31, 2003. Of the increase in gross profit, $23.2 million is related to slow-moving and obsolete inventory. We recorded a charge of $29.2 million in the nine months ended January 31, 2002, compared to a charge of $17.8 million in the nine months ended January 31, 2003, which was offset by the usage of $11.8 million of inventory previously written off. Gross profit increased by an additional $2.9 million related to the amortization of acquired developed technology which decreased from $20.3 million in the nine months ended January 31, 2002 to $17.4 million in the nine months ended January 31, 2003, primarily related to the sale of assets of Sensors Unlimited in the quarter ended October 31, 2002 and the discontinuation of a product line at Demeter Technologies in the most recent quarter. The remaining improvement in gross profit, totaling $6.1 million for the period, was primarily related to higher revenues.

        On a year-to-date basis, excluding the non-cash charges for developed technology and slow-moving and obsolete inventory, gross profit totaled $31.7 million in the nine months ended January 31, 2003, or 25% of revenues, compared to $26.0 million in the nine months ended January 31, 2002, or 24.7% of revenues. The adverse effects of higher production costs on gross margins during the most recent quarter was offset by the effects of higher production levels during the first six months of fiscal 2003 compared to a year ago.

        Research and Development Expenses    Research and development expenses decreased $700,000, or 5.7%, from $12.5 million in the quarter ended January 31, 2002 to $11.8 million in the quarter ended January 31, 2003. This decrease was primarily related to a reduction of $1.0 million in expenses resulting from the sale of assets of Sensors Unlimited, Inc. in October 2002 and approximately $600,000 in other reductions in compensation expense, partially offset by $600,000 of additional spending related to the operations of AIFOtec, GmbH following the acquisition of assets and manpower of AIFOtec in February 2002, and $500,000 in additional depreciation expense.

        On a year-to-date basis, research and development expenses increased $4.8 million from $38.5 million in the nine months ended January 31, 2002 to $43.3 million in the nine months ended January 31, 2003. This increase was primarily related to additional expenses totaling approximately $2.0 million associated with the operations of AIFOtec, GmbH, an increase in compensation expense totaling approximately $3.9 million associated with additional manpower other than AIFOtec, GmbH, an increase of $1.6 million in depreciation and a new incentive program designed to promote the filing of new patents applications by the Company, totaling approximately $600,000, partially offset by a decrease of $3.0 million in project costs and a $900,000 reduction in research and development expense related to the sale of assets of Sensors Unlimited.

        Sales and Marketing Expenses.    Sales and marketing expenses decreased $1.4 million or 25.9% from $5.4 million in the quarter ended January 31, 2002 to $4.0 million in the quarter ended January 31, 2003. The decrease was primarily due to a reduction of $300,000 in expenses related to the sale of assets of Sensors Unlimited, $500,000 in other compensation expense associated with lower manpower levels, and an overall reduction in travel and other sales support costs. As a result of these lower expense levels and an increase in total revenues, sales and marketing expenses as a percent of revenues decreased from 14.9% in the quarter ended January 31, 2002, to 10.2% in the quarter ended January 31, 2003.

        On a year-to-date basis, sales and marketing expenses decreased by $200,000 or 1.4% from $15.9 million in the nine months ended January 31, 2002 to $15.7 million in the nine months ended January 31, 2003. This decrease was primarily related to a reduction of $600,000 in expenses related to the sale of assets of Sensors Unlimited, $400,000 in compensation and $400,000 in promotional expenses, partially offset by $190,000 in higher commission expenses related to higher revenues and $300,000 related to an increase in spending related to the acquisition of assets and manpower of AIFOtec, GmbH, in February 2002. Sales and marketing expenses as a percent of revenues decreased from 15.1% in the nine months ended January 31, 2002 to 12.4% in the nine months ended January 31, 2003.

        General and Administrative Expenses.    General and administrative expenses decreased $1.9 million or 34.3% from $5.4 million in the quarter ended January 31, 2002 to $3.5 million in the quarter ended January 31, 2003. This decrease was primarily related to a decrease in the charge for bad debt totaling $1.5 million, and $200,000 in lower expenses as a result of the sale of assets of Sensors Unlimited in October 2002, partially offset by $100,000 in additional expense related to the acquisition of assets and manpower of AIFOtec, GmbH, in February 2002. General and administrative expenses decreased as a percent of revenues from 14.9% in the quarter ended January 31, 2002 to 9.1% in the quarter ended January 31, 2003.

        On a year-to-date basis, general and administrative expenses decreased $3.0 million or 20.6% from $14.7 million in the nine months ended January 31, 2002 to $11.7 million in the nine months ended January 31, 2003. This decrease was primarily related to a $2.9 million decrease in legal expenses, most of which was related to the resolution of patent litigation in the second half of fiscal 2002, a decrease of $2.1 million for bad debt expense and $400,000 in lower expenses as a result of the sale of assets of Sensors Unlimited in October 2002, partially offset by an increase in expense associated with the startup of our facility in Ipoh, Malaysia totaling $1.0 million, the forgiveness of loans totaling $600,000 in fiscal 2003 in accordance with the original terms of those loans, an increase of $400,000 related to the acquisition of assets and manpower of AIFOtec, GmbH and increased expenses totaling $300,000 for director's and officer's liability insurance. Charges for bad debt expense are generally determined based on the age of accounts receivable as opposed to any specific bad debt exposure.

        Amortization of Deferred Stock Compensation    Amortization of deferred stock compensation decreased from a charge of $2.5 million in the quarter ended January 31, 2002 to a charge of $85,000 in the quarter ended January 31, 2003. This decrease resulted from cancellation of options due to employee terminations.

        For the year-to-date period, amortization of deferred stock compensation decreased from $9.7 million in the nine months ended January 31, 2002 to a credit of $467,000 in the nine months ended January 31, 2003 as a result of such employee terminations.

        Acquired In-Process Research and Development.    No charges were recognized for in-process research and development related to any acquisitions during the current quarter or nine months ended January 31, 2003. A non-cash charge totaling $2.7 million was recognized in the nine months ended January 31, 2002 for in-process research and development related to our acquisition of Transwave Fiber in May, 2001. This charge represented that portion of the total purchase consideration for Transwave Fiber associated with new products then currently in development.

        Amortization of Goodwill and Other Purchased Intangibles.    We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. With the adoption of SFAS 142, we ceased amortization of goodwill as of May 1, 2002. As of the same date we reclassified acquired workforce and acquired customer base to goodwill. Amortization of goodwill, acquired workforce, and acquired customer base totaled $32.4 million and $93.7 million in the quarter and nine months ended January 31, 2002, respectively. We amortized acquired other purchased intangibles associated with trade name in the amount of $143,000 and $615,000 in the quarter and nine months ended January 31, 2003, respectively.

        Impairment of Goodwill and Intangible Assets.    On May 3, 2002, we recorded additional goodwill in the optical components and subsystems reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. We recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration. In

November 2002, we discontinued a product line at Demeter Technologies resulting in an impairment of acquired developed technology totaling $10.1 million. There were no impairments in any other period presented.

        Restructuring Costs.    During the quarter ended January 31, 2003, we began the process of consolidating our facilities and operations located in Hayward, California into our facilities in Sunnyvale, California, in order to reduce future operating costs. The cost of this consolidation totals $3.1 million and is primarily composed of future lease payments and the write off of $1.4 million for leasehold improvements at the Hayward facility.

        On a year-to-date basis, restructuring costs totaled $4.2 million reflecting decisions made earlier in the current fiscal year to reduce manpower levels and lower operating costs. Among these were (1) the elimination of 220 positions, or 38% of our U.S. workforce, 45 of which were associated with the operations of Sensors Unlimited, (2) the implementation of a 10% reduction in salaries for most of our U.S.-based personnel beginning in January, 2003, and (3) a 10% reduction in commissions paid to manufacturing representatives.

        Other Acquisition Costs.    Other acquisition costs decreased from $282,000 in the quarter ended January 31, 2002 to $176,000 in the quarter ended January 31, 2003. The costs in both quarters were related to potential acquisitions that were not completed.

        On a year-to-date basis, other acquisition costs decreased from $2.4 million in the nine months ended January 31, 2002 to $207,000 in the nine months ended January 31, 2003. The decrease primarily reflects a charge totaling $1.7 million in the prior year related to a potential acquisition that was not completed.

        Interest Income.    Interest income decreased from $2.0 million in the quarter ended January 31, 2002 to $1.0 million in the quarter ended January 31, 2003. The decrease in interest income reflects lower cash, cash equivalents and short-term investments as compared to the prior year as well as lower interest rates.

        For similar reasons, on a year-to-date basis, interest income decreased from $4.6 million in the nine months ended January 31, 2002 to $3.6 million in the nine months ended January 31, 2003.

        Interest Expense.    Interest expense in the quarter ended January 31, 2003 totaling $2.8 million was unchanged from the prior year. Of the total interest expense in the quarter, $1.2 million is related to the amortization of a beneficial conversion feature associated with the issuance of $125 million in convertible subordinated notes in October 2001 at an interest rate of 5.25% per annum (see Liquidity and Capital Resources).

        On a year-to-date basis, interest expense increased from $3.3 million for the nine months ended January 31, 2002, to $8.4 million for the nine months ended January 31, 2003. The increase reflects the additional interest expense related to the issuance of $125 million in the convertible subordinated notes in October 2001. Of the total interest expense, $3.6 million is related to the amortization of the beneficial conversion feature of those notes.

        Other Expense, net.    Other expense, net of other income, increased from $87,000 in the quarter ended January 31, 2002 to $1.2 million in the quarter ended January 31, 2003 principally as a result of the discontinuation of a product line at Demeter Technologies and our pro-rata share of the loss of another company in which we hold a minority equity investment.

        On a year-to-date basis, other expense, net of other income, increased from $4.4 million in the nine months ended January 31, 2002 to $50.9 million in the nine months ended January 31, 2003. Of the $46.5 million increase, $36.8 million was recorded in the quarter ended October 31, 2002 for the loss on the sale of certain assets of Sensors Unlimited and $12 million was recorded in recognition of an impairment associated with minority equity investments in two development stage companies. Additionally, under the equity method of accounting, we incurred a charge of $571,000 representing our pro-rata share of the loss of another company in which we hold a minority equity investment. The expense of $4.4 million in the prior year primarily represents $7.7 million gain related to the sale of a product line to ONI Systems, Inc., offset by a $13 million charge for impairment in the carrying value of 488,624 shares of ONI common stock received in conjunction with that sale. ONI was subsequently purchased by Ciena and, as a result, we hold 347,118 shares in that company.

        Provision for (Benefit from) Income Taxes.    The provision for income taxes increased from a benefit of $3.4 million in the quarter ended January 31, 2002, to an expense of $31,000 in the quarter ended January 31, 2003, primarily reflecting the amount of the prior year's net operating loss that was either available to be carried back to claim previously paid taxes or was available to offset deferred tax liabilities. For similar reasons, on a year-to-date basis, the provision for income taxes increased from a benefit of $27.1 million in the nine months ended January 31, 2002 to an expense of $122,000 in the nine months ended January 31, 2003.

        We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at January 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

        Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of January 31, 2003, we do not expect to record any additional tax benefit against future operating losses.

        Cumulative Effect of an Accounting Changes.    We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. In adopting this new standard, we recorded a charge of $460.6 million in the quarter ended July 31, 2002 (see "Effect of New Accounting Standards").

Effect of New Accounting Standards

        In June 2001, the FASB issued SFAS. 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 142 changed the accounting for goodwill from an amortization method to an impairment-only method. Thus, amortization of goodwill recorded in past business combinations ceased upon the Company's adoption of this Standard, effective May 1, 2002. Accordingly, for any acquisition completed after June 30, 2001, goodwill and intangibles with indefinite lives will not be amortized.

        In accordance with SFAS 142, we have performed the required two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, our assets and liabilities, including existing goodwill and other intangible assets, were assigned to our identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, we recognized an impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million is related to optical components and subsystems and $54.2 million is related to network tools. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

        The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, and risks associated with the particular investment. The optical components and subsystems calculation assumed an accelerating rate of growth through fiscal year 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal year 2010 (compound growth rate of 27 percent). The same calculation for network tools assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

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

        In June 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. Adoption of FIN 45 did not have a material impact on our condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have included the required additional disclosures in Note 13 to our condensed consolidated financial statements.

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

        As of January 31, 2003, our principal sources of liquidity were $110.5 million in cash, cash equivalents and short-term investments, net of $13.3 million of short-term securities reserved for the next four interest payments due under our convertible subordinated notes.

        Net cash used in operating activities totaled $28.1 million in the nine months ended January 31, 2003, primarily reflecting a reduction of accounts payable and a loss from operations offset in part by a reduction in inventories. Net cash used in operating activities totaled $33.7 million in the nine month period ended January 31, 2002, and was primarily the result of net losses totaling $178.5 million offset in part by total depreciation and amortization charges of $122.8 million and a reduction in working capital requirements totaling $21.0 million with respect to accounts receivable and net inventory.

        Net cash used in investing activities totaled $8.9 million in the nine month period ended January 31, 2003, and consisted primarily of the purchases of property and equipment totaling $16.0 million, offset by $5.4 million of proceeds from the sale of assets of Sensors Unlimited net of cash transferred. Net cash used in investing activities totaled $38.8 million in the nine month period ended January 31, 2002, and consisted primarily of purchases of property, plant, equipment and improvements of $42.7 million, purchases of restricted securities of $18.9 million, and an investment in a new startup totaling $12.1 million of which $5.0 million was in equity and $7.1 million in the form of a loan, partially offset by the $23.7 million of net proceeds from the sales of short term investments and from the $12.8 million net proceeds from the sale of a product line.

        Net cash provided by financing activities totaled $1.9 million in the nine month period ended January 31, 2003, and consisted primarily of proceeds from the exercise of stock options and the purchase of stock under our stock purchase plan, net of repurchase of unvested shares. Net cash provided by financing activities totaled $124.4 million in the nine month period ended January 31, 2002, and consisted primarily of net proceeds of the convertible subordinated debt offering net of issuance costs.

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

Contractual Obligations and Commercial Commitments

        Future minimum payments under long-term debt and operating leases are as follows as of January 31, 2003 (in thousands):

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$125,000	$—	$—	$—	$125,000
Operating leases	10,807	3,224	6,104	1,479	—

Total contractual cash obligations	$136,807	$3,224	$6,104	$1,479	$125,000

        Long-term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

        Operating leases consist of base rents for facilities we occupy at various locations and leased software. Included in operating leases is $3.1 million of accrued lease cost obligations that are recorded on our balance sheet.

        Future minimum payments under standby repurchase obligations are as follows as of January 31, 2003 (in thousands):

		Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby subcontractor repurchase obligations	$7,611	$7,611	$—	$—	$—
Other long term liabilities	5,384	1,384	4,000	—	—

Total contractual cash obligations	$12,995	$8,995	$4,000	$—	$—

        Standby subcontractor repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor's purchase order obligations at their facilities. Included in standby repurchase obligations is $7.6 million of non-cancelable purchase obligations that are recorded on our balance sheet, most of which have also been reserved as a result of our analysis of slow-moving and obsolete inventory. Other long-term liabilities, which also are recorded on our balance sheet, consist of payments to New Focus, Inc. in conjunction with the purchase of certain assets and intellectual property.

Risk Factors That Could Affect Our Future Performance

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

Our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

        Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products and the Gigabit Ethernet and Fibre Channel standards, market demand for the products manufactured by our customers, the introduction of new products and manufacturing processes, manufacturing yields, competitive pressures and customer retention.

        We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically represent a small percentage of expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock would significantly decline.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

        We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. We experienced a significant rate of growth between the quarters ended July 31, 2000 and January 31, 2001, when quarterly revenues increased from $27.2 million to $64.8 million. Based on projected revenue trends, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products. During the subsequent two quarters, revenue decreased to $52.2 million in the quarter ended April 30, 2001, and $34.2 million during the quarter ended July 31, 2001, as our customers reduced their demand for our products due to general economic conditions and excess inventories purchased in prior quarters. As a result, we recorded charges for obsolete and excess inventories and non-cancelable purchase commitments during the quarters ended April 30, 2001, and July 31, 2001, which contributed to substantial operating losses. We recorded additional charges for obsolete and excess inventories during the fourth quarter of fiscal 2002, and the first three quarters of fiscal 2003, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be reduced which could impact our future growth.

        Excluding merger-related costs, we recorded profitable operating results for twelve consecutive quarters ended April 30, 2001. During the following six months, we experienced a significant decline in revenues and began to record significant operating losses during the quarter ended July 31, 2001. While revenues have recovered to some extent since that time, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed costs related to a number of acquisitions completed, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must reduce our operating expenses and product costs, while at the same time completing our key product development programs and penetrating new customers.

Our success is dependent on the continued development of the high-speed LAN, SAN and MAN markets.

        Our optical subsystem and network test and monitoring system products are used exclusively in high-speed local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. Accordingly, widespread adoption of high-speed LANs, SANs and MANs is critical to our future success. The markets for high-speed LANs, SANs and MANs have only recently begun to develop and are rapidly evolving. Because these markets are new and evolving, it is difficult to predict their potential size or future growth rate. Potential end-user customers who have invested substantial resources in their existing data storage and management systems may be reluctant or slow to adopt a new approach, like high-speed LAN, SAN or MAN networks, particularly during periods of economic slowness. Our success in generating revenue in these emerging markets will depend, among other things, on the growth of these markets. There is significant uncertainty as to whether these markets ultimately will develop or, if they do develop, that they will develop rapidly. In particular, the general economic slowdown that began in 2001 has resulted in a dramatically slower-than-expected build out of LANs, SANs and MANs which, in turn, has resulted in reduced demand for the data networking and storage products of our customers, and consequently has hurt our sales. If the economic slowdown continues or worsens, or if the markets for high-speed LANs, SANs or MANs for any other reason fail to develop or develop more slowly than expected, or if our products do not achieve widespread market acceptance in these markets, our business would be significantly harmed.

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

        We currently derive substantially all of our revenue from sales of our optical components and subsystems and network tools. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical components and subsystems or our network tools, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. We expect that new technologies will emerge as competition and the need for higher and more cost effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a writedown in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

  •
  expense reduction measures we have implemented, and others we may implement, to conserve our cash and accelerate our return to profitability;

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

        The markets for optical components and subsystems and network tools for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network tools. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., E2O, Inc., Infineon Technologies AG, JDS Uniphase Corporation (which recently acquired the optical transceiver business of International Business Machines Corporation), Luminent, Inc., Molex, Premise Networks, Optical Communications Products, Inc., Picolight, Inc. and Stratos Lightwave, Inc. (formerly Methode Electronics). For network tools, we compete primarily with Ancot Corporation, I-Tech Corporation, Xyratex International and Network Associates, Inc. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network tools or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

Decreases in average selling prices of our products may reduce gross margins.

        The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including price pressures from significant customers. Therefore, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would significantly harm our business.

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

        Our gross profit margins vary among our product families, and are generally higher on our network tools than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs.

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

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and military action.

        Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

        Through fiscal 2002, we recorded minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also hold a minority equity position. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In the first nine months of fiscal 2003, we wrote off $12.0 million in two investments which became impaired, and we may be required to write off all or a portion of the $29.0 million in such investments on our balance sheet as of January 31, 2003 in future periods.

We are subject to pending legal proceedings.

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. We are aware that similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Because of competition for technical personnel, we may not be able to recruit or retain necessary personnel.

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

        Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Historically, we have relied primarily on proprietary processes and know-how to protect our intellectual property. Although we increased our patent prosecution activities during 2002 and filed applications for a number of patents, some of which have issued, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

        The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past in patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control.

        As of February 28, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 53.9 million shares or approximately 26.8% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

        To maintain the listing of our common stock on The Nasdaq National Market, we are required to meet certain listing requirements, including maintenance of a minimum bid price of $1.00 per share. Our common stock has recently traded at prices below $1.00 per share. If the stock continues to trade below $1.00, we could be required to effect a reverse stock split in order to qualify for continued listing on The Nasdaq National Market. A reverse stock split would require the approval of holders of a majority of the outstanding shares of our common stock. However, the market price of our common stock may not rise in proportion to the reduction in the number of outstanding shares resulting from the reverse stock split, and the price may again decline following the reverse stock split. Accordingly, if we effect a reverse stock split, there can be no assurance that in the future we will continue to satisfy the Nasdaq listing requirements. Should our common stock be delisted from The Nasdaq National Market, it would likely be more difficult to effect trades and to obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

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

        The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $12.6 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company's completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $221,000 impact on the value of these securities as of January 31, 2003. There has been no material change in our interest rate exposure since April 30, 2002.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        A class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York on behalf of purchasers of our common stock alleging violations of federal securities laws. The case is brought purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint names as defendants the Company, Jerry S. Rawls, our Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Vice President Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. In April 2002, an amended complaint was served on the defendants. The amended complaint alleges violations of Sections 11and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes. The issuer defendants, including Finisar, filed a motion to dismiss the complaints. In the interim, the plaintiffs dismissed all claims against the individual defendants, subject to an agreement that will allow those claims to be reasserted through September 30, 2003. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 against the Company and in all but 10 of the other cases. The Court also denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 of the other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. We believe that the allegations against us and our officers and directors are without merit and intend to contest them vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

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

Dated: March 12, 2002	FINISAR CORPORATION
	By:	/s/ JERRY S. RAWLS Jerry S. Rawls Chief Executive Officer
	By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

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

Dated: March 12, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
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

/s/ STEPHEN K. WORKMAN Stephen K. Workman Senior Vice President, Finance and Chief Financial Officer

Dated: March 12, 2003

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Quarter Ended January 31, 2003
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
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002