Form 10-K
period 2003-04-30
FINISAR CORP
filed 2003-07-29
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

000-27999

(Commission File No.)

Finisar Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308 Moffett Park Drive

Sunnyvale, California 94089
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

408-548-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common stock, $.001 par value
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of October 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $95,910,000, based on the closing sales price of such stock as reported on the Nasdaq Stock Market on such date of $0.75 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of June 27, 2003, there were 208,534,940 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

      Portions of the definitive proxy statement for the annual meeting of stockholders of the registrant are incorporated by reference into Part III.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2001

PART I

Item 1.     Business

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

•	uncertainty regarding our future operating results;

•	our ability to introduce new products in a cost effective manner that are accepted in the marketplace;

•	delays or loss of sales due to long product qualification cycles for our products;

•	the possibility of lower prices, reduced gross margins and loss of market share due to increased competition; and

•	increased demands on our resources due to the integration of several companies and product lines that we have acquired and cost reductions which may further reduce our available resources.

      Other factors that could cause actual result to differ from expectation are discussed in “Factors that Could Affect Our Future Performance.”

      In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

Overview

      We are a leading provider of fiber optic subsystems and network performance test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan access networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances, physical mediums and configurations. We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their systems. We sell our products to leading storage and networking equipment manufacturers such as Brocade, Cisco, EMC, Emulex, Extreme Networks and Hewlett-Packard Company.

      Since October 2000, we have acquired six privately-held companies and certain assets from two other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property, from New Focus, Inc. In April 2003, we acquired Genoa Corporation. These acquisitions have broadened our product offerings and provided us access to advanced optical component technologies that we believe will enable us to develop innovative and more highly integrated subsystems while accelerating the timeframe required to develop such products.

      The principal strategic goal of most of our acquisitions to date related to our optics business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold a limited amount of these optical components on a stand-alone basis to other manufacturers; however, to date, the sale of these components into this so-called “merchant market” has not been a strategic priority, and our revenues from the sale of optical subsystems and components has consisted predominantly of subsystems sales. We intend to evaluate opportunities to increase the sale of our components in the merchant market, although we do not expect such sales to represent a significant portion of our revenues for the foreseeable future.

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

Evolution of Data Networks and Storage Networks

      Data networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport the data. The major network segments are frequently referred to as MANs, LANs, SANs and wide area networks, or WANs. The technologies used to build these networks are continuously evolving but retain a common thread — the growing use of digital fiber optics and multiple wavelengths to increase capacity and performance in most network applications.

      Digital Fiber Optics. Digital fiber optic transmission technology was originally developed for use in WANs to increase the capacity and performance of long distance telecommunications networks using equipment which supports the Synchronous Optical Network (SONET) or Synchronous Digital Hierarchy (SDH) protocols. In contrast, early LANs, SANs and MANs, with their relatively limited performance requirements, short connection distances and low transmission speeds, did not require the performance capabilities of fiber optics. Systems on these networks were generally interconnected using copper cabling or twisted pair wire.

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

      As deployment of LANs increased, Ethernet became the predominant LAN technology. As bandwidth needs and server processing power increased and larger numbers of users strained the early LAN infrastructure, Ethernet technology evolved from the original 10 megabits per second, or Mbps, version to 100 Mbps Fast Ethernet. In response to continually increasing bandwidth and performance requirements, Gigabit Ethernet technology, which operates at 1,000 Mbps, was introduced in 1998. Most of the Gigabit Ethernet equipment currently being shipped relies on fiber optic technology which enables data to be transmitted accurately, at very high speeds and over long distances. However, we expect that in the near term the demand for copper-based equipment will grow faster than the demand for fiber optic-based equipment in LAN applications due to the deployment of Gigabit Ethernet to the desktop where transmission distances are much shorter, generally less than 100 meters. Although we currently derive most of our revenue for these applications from the sale of optical transceivers, we intend to expand our line of copper-based transceivers in order to capitalize on the expected growth in this segment of the market.

      The growth in Gigabit Ethernet connectivity within the enterprise is fueling increased demand for equipment based on 10-Gigabit Ethernet, or 10GigE. Since the ratification of a 10GigE standard in June 2002, a number of companies have introduced new optical products supporting this higher data rate. We believe that the upgrading of infrastructure based on the 10GigE standard will initially be focused on upgrading data centers and corporate backbones where businesses and other organizations can consolidate their file servers into a smaller number of high-capacity servers, yielding significant cost savings in the process (see “Fibre Channel and Storage Area Networks”).

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

      Although the development of Gigabit Ethernet increased LAN transmission speeds by more than 1,000 times during the 1990s, storage-to-server data transmission speeds on SCSI-based systems increased by less than ten times during this period. This speed disparity created a bottleneck between storage systems and servers and the LANs connected to those servers. In 1995, the Fibre Channel interconnect protocol was standardized to address the speed, distance and connectivity limitations of SCSI-based storage while maintaining backward compatibility with the installed base of SCSI-based storage systems. The Fibre Channel protocol has enabled the development of high-speed SANs that provide the interconnection between storage systems and servers.

      SANs provide many benefits, including transmission speeds comparable to high-speed LANs and transmission distances that allow broader sharing of resources. SANs also enable enhanced network applications such as storage backup, and better overall storage management achievable through centralized storage resources. According to a report issued by IDC in December 2002, the number of transceivers to be shipped in Fibre Channel systems, including switches, storage arrays and host bus adapters, or HBAs, will increase from 2.7 million in 2002 to over 10 million in 2006, representing a compound annual growth rate of 39%. Most SANs to be deployed will rely on fiber optic subsystems to transmit and receive data at very high speeds with high accuracy, and often over long distances. While SANs were initially deployed with transmission speeds of one Gbps, most SAN systems are now capable of transmitting data at speeds of up to 2.125 Gbps. Like Gigabit Ethernet, the Fibre Channel protocol is scalable, allowing for the potential development of systems with speeds of over 10 Gbps.

      Recently, the Internet Small Computer System Interface, or iSCSI, has emerged as an alternative to the Fibre Channel protocol to facilitate data transfers over intranets and to manage storage over long distances. However, iSCSI is not designed for replication and disaster recovery where Fibre Channel provides the capability to move very large amounts of data quickly over an IP link. With the introduction of equipment capable of supporting 10GigE, the iSCSI alternative is expected to become more competitive with Fibre Channel-based SANs.

      Metropolitan Access Networks. The need for increased bandwidth is also increasing the demand for high-speed connectivity in MANs. The deployment of DWDM-based systems has resulted in a 12,000% increase in capacity for long-haul networks since early 1997. Over the same period, the transmission of data within buildings and corporate campus networks has increased to gigabit speeds. However, connecting these islands of data is a “copper straw” where transmission rates are reduced to megabits per second or slower over a combination of twisted pair wire, T-1 lines, frame relay and wireless links. The opportunities and technical challenges represented by this problem are considerable. Previous technologies used to supply multi-gigabit bandwidth in WANs, such as DWDM, will likely be too costly to deploy in MANs on any large scale. Instead, new technologies that use more cost-effective solutions such as 10GigE and/or a combination of 10GigE and coarse wavelength division multiplexing, or CWDM, are likely to be preferred in most of these networks, with DWDM deployed on a more limited basis where network congestion is particularly severe.

      In addition to saving costs, these new technologies will provide network reliability similar to SONET-based solutions currently used in WANs. While most carriers will be reluctant to replace their installed base of SONET/SDH-based transport equipment in MANs and WANs, a new protocol, Virtual Concatenation, has been developed that allows the transmission of Ethernet traffic over SONET networks. By mapping Ethernet traffic onto SONET, carriers can offer Ethernet services in a cost effective manner and extend the life of their existing infrastructure. A report issued by Infonetics Research predicts that the number of Ethernet transceivers for MAN applications is expected to grow 331%, from approximately 756,000 in 2002 to 3.3 million by 2006. While Infonetics Research expects Ethernet-based systems will ultimately account for the majority of MAN equipment spending by 2013, it expects that 60% of line cards for use in MAN networks in 2006 will still consist of OC-3 (155Mbps) and OC-12 (622Mbps) in order to relieve traffic bottlenecks. While we have historically focused on solutions that require transmission speeds of one Gbps or more, we intend to expand our product line to include these lower speed applications as well, in order to become a broad based supplier of optical subsystems.

Demand for High-Speed Data Communication Test and Monitoring Systems

      The design and development of data and storage networking systems require extensive testing to ensure system performance and reliability. As new, highly complex transmission protocols such as Gigabit Ethernet, 10-Gigabit Ethernet, iSCSI and Fibre Channel have emerged, system testing has become more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. In the past, many systems manufacturers designed their own test equipment each time they developed a new product. However, as the pace of technological change has accelerated, the performance requirements of data communications systems have increased and competition has afforded shorter market windows within which manufacturers can develop and introduce new products. Thus, system manufacturers have increasingly focused on the design and development of their own products and turned to specialized independent suppliers for state-of-the-art test equipment. As Ethernet and Fibre Channel-based systems reach even higher transmission speeds and new standards like 10-Gigabit Ethernet and iSCSI emerge, the internal development of test equipment by systems manufacturers will become more challenging, further increasing the demand for high performance, easy-to-use test systems from independent suppliers.

      A report issued by Frost and Sullivan in March 2003 estimates that the market for testing and monitoring equipment decreased by 34% in calendar 2002 to approximately $500 million, of which approximately $400 million was for testing and monitoring equipment deployed in the field to monitor the performance of Ethernet networks within data centers and $100 million was for testing and monitoring equipment sold to network equipment manufacturers for use in developing and manufacturing their products. The demand for testing and monitoring equipment for deployment in data centers will be affected not only by the general economy and its impact on IT spending but also the deployment of new applications such as voice-over-IP, or VOIP, iSCSI and 10GigE.

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

The Finisar Solution

      We are a leading provider of fiber optic subsystems and network performance test and monitoring systems which enable high-speed data communications over LANs, SANs and MANs. We are focused on providing high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet, 10-Gigabit Ethernet, Fibre Channel and SONET protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances, and physical configurations. We also provide unique network performance test and monitoring systems to original equipment manufacturers for testing and validating their equipment designs and to networking and storage operators for testing, monitoring and troubleshooting the performance of their systems. Our products provide the following key benefits to manufacturers of high-speed data networking and storage systems:

      Value-Added Functions and Intelligence. Our high-speed fiber optic subsystems are engineered to provide our customers with value-added functionality beyond the basic capability of enabling high-speed transmission. Many of our optical subsystems include a microprocessor containing specially-developed software that allows customers to monitor the optical performance of each port on their systems in real time. Real-time monitoring and interoperability are particularly important in the Gigabit Ethernet LAN and Fibre

Channel SAN markets where reliability and time to market are critical. Our test systems also contain value-added software functions that permit users to simulate and track errors.

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

      Broad Product Line of Optical Subsystems. We offer a broad line of optical subsystems which operate at varying protocols, speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet and 10-Gigabit Ethernet and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who manufacture a wide range of networking products for diverse applications.

      Broad Product Line of Test and Monitoring Systems. We offer a broad line of test and monitoring systems to assist our customers in efficiently designing reliable, high-speed networking systems and testing and monitoring the performance of Fiber Channel and Ethernet-based networks. We believe our test systems enable original equipment manufacturers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market while our monitoring systems provide real time feedback to data center operators enabling them to detect network bottlenecks and other performance related hardware issues.

Strategy

      Our objective is to be the leading provider of fiber optic subsystems and components and test systems to manufacturers and users of high-speed data networking and storage systems. Key elements of our strategy include the following:

      Maintain Technology Leadership in High-Speed Fiber Optic Transmission. We have been focused on the development of fiber optic subsystems since 1988. Finisar was actively involved in the original development of the Fibre Channel standard and, more recently, in the development and implementation of Gigabit Ethernet, 10GigE and iSCSI. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. We have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first 1Gbps 850nm transceiver for use in multimode fiber applications (1992), the first transceiver incorporating digital diagnostics (1995), the first 1 and 2.125Gbps 850nm transceivers based on the small form factor (2000 and 2001), the first CWDM GBIC transceiver (2001) and the first DWDM GBIC transceiver (2002). We have also been a pioneer of using the small form factor for 10GigE applications, or XFP, and shipped the first product under this new protocol in 2002. We are also focused on increased product integration to enhance the price/performance capabilities of our products. Our new line of products for MANs using CWDM and DWDM technologies utilizes passive optical technologies obtained in our acquisitions of Sensors Unlimited and Transwave Fiber. We believe that these products have the potential to change the network architectures currently used for MANs.

      Leverage Core Competencies Across Multiple, High-Growth Markets. We believe that fiber optic technology will remain the transmission technology of choice for multiple data communication markets, including Gigabit and 10-Gigabit Ethernet-based LANs and MANs, Fibre Channel-based SANs and SONET-based MANs and WANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations, physical medium and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols such as Gigabit Ethernet and Fibre Channel can be leveraged into leadership positions as these technologies are extended across multiple markets and applications.

      Strengthen and Expand Customer Relationships. Over the past 15 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets and to establish relationships with new customers primarily for SONET-based communications applications.

      Acquire Critical Technologies. The ability to develop innovative products frequently requires that we control the critical underlying technologies and core competencies to be used in the development process. This enhances our ability to speed the development process as well as to protect any intellectual property that might be created in the process. This has been the primary motivation for the acquisitions that we have completed to date. We have acquired six companies and certain assets of two other companies since October 2000. We believe these acquisitions will enable us to respond more quickly to new market opportunities. These acquisitions have enabled us to:

•	develop an internal capability for the automated assembly and testing of optical subsystems,

•	create an internal capability for manufacturing certain active optical components such as Fabry-Perot, or FP, and distributed feedback, or DFB, lasers, and positive-intrinsic-negative photodiodes, or PINs, and avalanche photodiodes, or APDs; and

•	create an internal capability for manufacturing certain passive optical products such as isolators, filters, splitters, quarter wave plates, interleavers and polarization beam combiners.

      Both active and passive component technologies have been incorporated into our product offerings for optical subsystems. We intend to expand the use of internal sourcing for many of these components during fiscal 2004. We believe that these acquisitions have also enhanced our position in testing and monitoring equipment for Fibre Channel, Gigabit Ethernet, 10-Gigabit Ethernet, iSCSI and FICON network protocols particularly for field deployed applications. We expect to continue to acquire new technologies that may enable us to expand our product offerings, introduce new innovative products or reduce our product costs.

      Develop Low Cost Manufacturing Capabilities. We believe that new markets can be created by the introduction of new low cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. In each case, access to low-cost manufacturing resources are a key factor in the ability to offer a low-cost product solution. We have developed unique product designs and automated test processes that reduce the time to manufacture many of our products. In fiscal 2002, we purchased a manufacturing facility in Ipoh, Malaysia, in order to take advantage of low-cost off-shore labor while protecting access to our intellectual property and know-how. By the fourth quarter of fiscal 2002, most of our volume manufacturing was being conducted at this new facility. We anticipate that we will continue to manufacture low volume products at our facilities in the U.S. and China while continuing to rely on third-party manufacturers for a portion of our overall manufacturing requirements.

Products

      In accordance with the guidelines established by the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that, beginning in fiscal 2001, we operate in two segments: optical subsystems and components; and network test and monitoring systems .

      We provide a broad line of complementary products within each of these segments for high-speed data communications over Gigabit Ethernet LANs and MANs and Fibre Channel SANs.

Optical Subsystems and Components

      Optical data networks require optical subsystems that convert electrical signals into optical signals and back into electrical signals at high speeds. Our optical subsystems are integrated into our customers’ systems and used for both short- and intermediate-distance fiber optic communications.

      Our family of optical subsystem products consists of transmitters, receivers and transceivers principally based on the Gigabit Ethernet and Fibre Channel protocols and, to a lesser extent, on the SONET protocol. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photodetectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

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

      For storage applications which rely on the Fibre Channel standard, we provide optical subsystems for transmission applications at 1 and 2.125 Gbps. Data networking applications based on the Gigabit Ethernet standard continue to rely on devices which transmit signals at 1Gbps. The capability to transmit signals at 10Gbps is currently being developed. However, we believe that the adoption of such technologies will not occur on any significant scale until 2004. For SONET-based MANs, we supply optical subsystems which are capable of transmitting at 2.5 Gbps and intend to expand that product line to include products that operate at less than 1Gbps that we believe will continue to comprise a significant portion of spending for equipment to be deployed by carriers in this portion of their network.

      We have introduced a full line of optical subsystems for MANs using CWDM technologies designed to deliver dramatic cost savings to optical networking manufacturers, compared to solutions based on the use of DWDM technologies. DWDM systems are typically designed to add capacity in long haul telecommunications networks by using 32 or more wavelengths, spaced 1.6 nanometers, or nm, apart to transport data in a point-to-point or ring configuration. CWDM systems typically use only eight wavelengths, spaced 20 nm apart. While offering additional capacity, DWDM systems are far more complex than CWDM subsystems and must be cooled, further adding to the cost of such systems. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. Where the need for additional bandwidth exists, we have introduced optical subsystems which incorporate DWDM technologies that allow these CWDM subsystem products to scale incrementally in terms of the amount of bandwidth handled, thus providing additional cost savings to network operators, whose customers are in the early stages of deploying new IP-based systems.

      With the acquisitions of Sensors Unlimited, Demeter Technologies, Transwave Fiber and Genoa Corporation, we gained access to leading-edge technology for the manufacture of a number of active and passive optical components including 2.5 and 10Gbps PIN detectors, APDs, FP lasers at 1.25 and 2.5 Gbps, DFB lasers at 1.25, 2.5 and 10 Gbps, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers and linear semiconductor optical amplifiers. We have sold a limited amount of these optical components on a stand-alone basis to other manufacturers; however, to date, the sale of these components into this so-called “merchant market” has not been a strategic priority, and our revenues from the sale of optical subsystems and components have consisted predominantly of subsystems sales. We intend to evaluate opportunities to increase the sale of our components in the merchant market, although we do not expect such sales to represent a significant portion of our revenues for the foreseeable future.

Network Test and Monitoring Systems

      Our test and monitoring systems allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including 10GigE and iSCSI.

      The test and monitoring systems sold for Fibre Channel applications consist principally of analyzers, generators, bit-error-rate testers, or BERTs, and “Jammer” systems sold to Fibre Channel development groups to quickly debug and test switches and disk array products. An analyzer is used to capture data traffic into a large memory buffer so that the data can be analyzed by developers to detect problems on a Fibre Channel network. A generator is used to generate Fibre Channel traffic to stress a Fibre Channel network and is typically used in combination with an analyzer. Our BERT product sends, receives, and compares bit patterns on a Fibre Channel network while the Jammer product injects errors into a Fibre Channel network in order to simulate how the network responds and recovers from such problems. In addition, our SAN Metrics product is the first product to deliver expert analysis for Fibre Channel networks in a field environment. SAN Metrics speeds an engineer through the troubleshooting process by automatically analyzing captured traces to identify problems. In response to the newly emerging technologies of Infiniband and iSCSI, we have developed an iSCSI analyzer and InfiniBand analyzer which enable our customers to develop new SAN products for multi-protocol environments. We provide testing, training and software development services primarily for Fibre Channel applications through our Medusa Labs facility.

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

      We have recently introduced the first of a series of products designed to consolidate many of our test and monitoring products for both Fibre Channel and Ethernet applications onto a single hardware platform which we believe will reduce product costs and enhance our competitive position. We expect that our entire product line for these applications will be transferred to this new platform by the end of fiscal 2004.

Customers

      To date, our revenues have been principally derived from sales to equipment manufacturers who sell products for building LAN and SAN networks. Sales to these customers accounted for 68% of our total revenues in fiscal 2001, 66% in fiscal 2002 and 74% in fiscal 2003. Sales to our top three customers represented approximately 48% of our total revenues in fiscal 2001, 31% in fiscal 2002 and 28% in fiscal 2003. Sales to our top three customers, Brocade, EMC Corporation and Emulex accounted for 20%, 17% and 11% of our total revenues, respectively, in fiscal 2001. Sales to our top two customers, EMC Corporation and Emulex, accounted for 12% and 11%, respectively, in fiscal 2002. Sales to Cisco accounted for 10% of our total revenues in fiscal 2003. No other customer accounted for 10% of revenues in any of these years.

Technology

      The development of high quality fiber optic subsystems and components and network performance test systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

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

Optical Subsystem Design. We have established ourselves as a low-cost design leader beginning with our initial Gbps optical subsystems in 1992. From that base we have developed new single-mode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging and designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

We enhanced our capability to develop and integrate new optical components into our optical subsystems through the acquisition of Transwave Fiber in fiscal 2002 and the acquisition of certain assets and intellectual property from AIFOtec GmbH in fiscal 2002 and New Focus in fiscal 2003.

The acquisition of Transwave Fiber provided us with the capability for making passive optical components used in products that multiplex and demultiplex signals in CWDM subsystems to eliminate bandwidth bottlenecks and expand the performance of MANs. These products include wavelength division multiplexer couplers and isolator products. WDM couplers are used to split and combine signals in optical networks and rely on the use of thin-film filters, fused fiber couplers, microlenses and/or special optical materials. Isolator products are used to cause light signals in a network to propagate in one direction within a network, but prevent that signal from returning in the opposite direction.

The acquisition of certain assets and intellectual property from AIFOtec provided access to a new approach to producing optical subassemblies using micro-module technology which promises to lower the cost to produce and test components at the wafer level. We also gained the capability for manufacturing automated laser welding equipment currently used in the manufacture of optical subassemblies for many of our existing transceiver products.

With the purchase of certain assets from New Focus, we expanded our product offering of optical components to include circulators and interleavers. Circulators are similar to isolators in that they cause light in a system to flow in only one direction, but are different in that circulators incorporate multiple ports and use these multiple ports to perform routing functions within the network. Interleavers provide a means of segregating wavelengths of light in DWDM systems such that they can be more easily controlled. We also produce tunable narrow-bandpass filters that are wavelength-tunable by voltage control. These components were sold in limited quantities into the merchant market in fiscal 2003.

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

The acquisition of Shomiti Systems in fiscal 2001 strengthened our base of software technology by adding expertise in the development of test and monitoring products based on the Gigabit Ethernet protocol. The acquisition of Medusa Technologies in fiscal 2001 provided additional software engineering expertise related to testing system products manufactured by customers of our transceiver products as well a capability for training software engineers both within and outside Finisar.

System Design. The design of all of our products requires a combination of sophisticated technical competencies — optical engineering, high-speed digital and analog design, ASIC design and software engineering. We have built an organization of people with skills in all of these areas. It is the integration of these technical competencies that enables us to produce products that meet the needs of our customers. Our combination of these technical competencies has enabled us to design and manufacture optical subsystems with built-in optical test multiplexing and network monitoring, as well as test systems that integrate optical and protocol testing with user interface software.

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

Wafer Fabrication. The acquisitions of Sensors Unlimited and Demeter Technologies in fiscal 2001 provided new capabilities with respect to developing and producing active devices requiring the use of indium phosphide semiconductor materials. The acquisition of Sensors Unlimited provided expertise in the production of PIN receivers at 2.5 and 10 Gbps and APDs that are used primarily in our CWDM and DWDM transceiver products to enhance their sensitivity and performance. The acquisition of Demeter Technologies added the capability for making FP lasers at 1.25 and 2.5Gbps and DFB lasers at 1.25, 2.5 and 10 Gbps that are incorporated into many of our transceiver designs. To date, use of these components in our own transceiver products and their sales in the merchant market has been limited. As a result our acquisition of Genoa Corporation in the fourth quarter of fiscal 2003, we will be consolidating our wafer fabrication operations formerly conducted at the facilities of our subsidiaries, Sensors Unlimited and Demeter Technologies, into the former Genoa facility in Fremont, California. The use of components previously manufactured in the Sensors Unlimited and the Demeter Technologies facilities in our transceiver products and optical subsystems will be greatly expanded once these capabilities have been transferred to the Fremont facility during fiscal 2004.

The acquisition of Genoa Corporation not only provided a state-of-the-art foundry for manufacturing the active and passive components formerly manufactured at our subsidiaries, Sensors Unlimited and Demeter Corporation, but also provided us access to two additional technologies. Genoa developed the world’s first linear semiconductor optical amplifier that is currently being sold in limited quantities primarily for evaluation by a number of customers. Use of this technology to amplify light at the chip level, in conjunction with other optical components we recently acquired from New Focus, should enable us to offer a distinct cost and performance advantage compared to erbium-doped fiber optic amplifiers, or EDFAs. Efficient light amplification is an important requirement of DWDM in MANs. In addition, Genoa developed a novel approach for making long wavelength VCSELs at 1310 nm and 1550 nm that should result in improved reliability and cost. Revenues from the sale of products related to those technologies are not expected to be significant until fiscal 2005.

Competition

      The market for optical subsystems and components and network test and monitoring systems for use in LANs, SANs and MANs is highly competitive. We believe the principal competitive factors in the optical subsystem and test system markets are:

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

Sales, Marketing and Technical Support

      We sell our products in North America through our direct sales force and a network of independent manufacturers’ representatives. For sales of our optical subsystems and components, we utilize a direct sales force augmented by 13 domestic manufacturers’ representatives and 11 international resellers. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by nine domestic manufacturers’ representatives and 30 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover.

      Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and network test and monitoring systems and our brand name. Key components of our marketing efforts include:

•	continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet and Fibre Channel technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts; and

•	leveraging major trade show events and LAN, SAN, and MAN conferences to promote our broad product lines.

      In addition, our marketing group provides marketing support services for our executive staff, our direct sales force and our manufacturers’ representatives and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and resellers including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

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

Manufacturing

      During fiscal 2002, we transitioned most of our manufacturing, assembly and test operations from a number of Asia-based contract manufacturers to our own manufacturing facility in Malaysia which we purchased in May 2001. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility has allowed us to transfer most of our manufacturing processes to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. During fiscal 2003, we conducted manufacturing engineering, supply chain management, quality assurance and documentation control operations primarily at our facility in Sunnyvale, California, and wafer fabrication operations at our subsidiaries’ facilities located in El Monte, California, Fremont, California, and Shanghai, China. During fiscal 2004, our facilities in El Monte will be closed and certain assets, personnel and intellectual property transferred to our new Fremont facility.

      We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale and Malaysia are qualified under ISO 9001-9002.

      Although we use standard parts and components for our products where possible, we currently purchase a few key components used in the manufacture of our products from single or limited sources. Our principal single source components include ASICs, and DFB lasers. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. Any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

      We use a rolling 12-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time.

Research and Development

      In fiscal 2001, fiscal 2002 and fiscal 2003, our research and development expenses were $33.7 million, $54.4 million, and $60.3 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our different product lines and we have specific groups devoted to ASIC design and test, gigabit per second subsystem design, test equipment hardware and software design. In addition, our research and development also includes manufacturing engineer efforts whereby we examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

      We are currently undertaking development efforts for our product lines with emphasis on increasing reliability, integrity and performance, as well as value-added functions. Some examples of products that we are working on include 10 Gbps Ethernet and CWDM and inexpensive DWDM optical subsystems. We also intend to focus on increased product integration to enhance the price/ performance capabilities of our products. We believe that our research and development efforts are key to our ability to maintain technical competitiveness and to deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

Intellectual Property

      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we are the owner of 54 issued U.S. patents and, as of July 1, 2003, we have 340 patent applications pending in the United States Patent and Trademark Office. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

      The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have previously been involved in a series of patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

      As of April 30, 2003, we employed approximately 2,040 full-time employees. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

      As a result of the sale of our 5 1/4% convertible subordinated notes in October 2001, we incurred $125 million of indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

•	make it difficult for us to make payments on the notes;

•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	make us more vulnerable in the event of a downturn in our business.

      We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including interest payable on the notes, and to conduct our business operations. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. We must also generate sufficient cash to repay the principal of the notes which is payable in October 2008. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we fail to make payments on the notes when due, the holders of the notes could declare a default and demand immediate payment of the entire principal amount of the notes, which could result in our inability to continue our business operations.

We may not be able to obtain additional capital in the future.

      We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future or to repay the principal of our 5 1/4% convertible subordinated notes, due in October 2008. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we continue to experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

      We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. In the past, we have experienced significant growth followed by a significant decrease in customer demand such as occurred between the quarters ended July 31, 2000 and July 31, 2001, when quarterly revenues fluctuated from $27.2 million to $64.8 million followed by a decrease to $34.2 million. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2001 and 2002. We recorded additional charges for obsolete and excess inventories during fiscal 2003, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be further reduced which could impact our future growth.

      We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues recovered to some extent in fiscal 2003, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed costs related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must continue to reduce our operating expenses and product costs, while at the same time completing our key product development programs and penetrating new customers.

We will face challenges to our business if our target markets adopt alternate standards to Fibre Channel and Gigabit Ethernet technology or if our products fail to comply with evolving industry standards and government regulations.

      We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and, to a lesser extent, the SONET standard and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could negatively impact market acceptance of our products. Because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

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

      We currently derive substantially all of our revenue from sales of our optical subsystems and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

      The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented during the past several quarters, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet our customers’ needs.

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

      The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change could significantly harm our business.

Continued competition in our markets may lead to a reduction in our prices, revenues and market share.

      The markets for optical subsystems and components and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We expect that more companies, including some of our customers, will enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., E2O, Inc., Infineon Technologies AG, JDS Uniphase Corporation, Luminent, Inc., Molex, Premise Networks, Optical Communications Products, Inc., Picolight, Inc. and Stratos Lightwave, Inc.. For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Network Associates, Inc. and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical subsystems and components and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

Decreases in average selling prices of our products may reduce gross margins.

      The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including price pressures from significant customers. Therefore, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which could significantly harm our business.

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

      Since October 2000, we have completed the acquisition of six privately-owned companies and certain assets from two other companies. We expect to continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities. In six of our eight acquisitions, we issued stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

      Other risks associated with acquiring the operations of other companies include:

•	problems assimilating the purchased operations, technologies or products;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

      During fiscal 2003, we sold certain assets acquired in two of our acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming future problems encountered in connection with our acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with such acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

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

      In addition to our principal manufacturing facility in Malaysia, we operate a smaller facility in China and also rely on two contract manufacturers located outside of the United States. Each of these facilities and manufacturers subjects us to the following additional risks associated with international manufacturing:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring technical talent needed to oversee manufacturing operations;

•	potential political and economic instability;

•	currency fluctuations; and

•	the outbreak of severe acute respiratory syndrome, or SARS, and other infectious diseases which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

      Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and the war in Iraq.

      Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

•	increased risks related to the operations of our manufacturing facilities in Malaysia and China;

•	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We may lose sales if our suppliers fail to meet our needs.

      We currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products

      We use rolling forecasts based on anticipated product orders to determine our component requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would significantly harm our business.

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital.

      Through fiscal 2002, we recorded minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also hold a minority equity position. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired, and we may be required to write off all or a portion of the $28.8 million in such investments remaining on our balance sheet as of April 30, 2003 in future periods.

We are subject to pending legal proceedings.

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, three of our executive officers and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Finisar would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that Finisar could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. In July 2003, Finisar determined to accept the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, Finisar intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

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

      Networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. Our products are complex and defects may be found from time to time. In addition, our products are often embedded in or deployed in conjunction with our customers’ products which incorporate a variety of components produced by third parties. As a result, when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, all of which would harm our business.

Our failure to protect our intellectual property may significantly harm our business.

      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

      As of April 30, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 54.8 million shares or approximately 26.3% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

      Although we believe that these charter and bylaw provisions, and the stockholder rights plan, provide an opportunity for the Board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Our business and future operating results may be adversely affected by events outside of our control.

      Our business and operating results are vulnerable to events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the U.S. and overseas. Currently, our corporate headquarters and a portion of our manufacturing operations are located in California. California in particularly has been vulnerable to natural disasters and other risks, such as earthquakes, fires and floods, which at times have disrupted the local economy and posed physical risks to our property. Because of our overseas manufacturing locations, we are also dependent on communications links with these facilities and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur nor can we be certain that the insurance we maintain against these events would be adequate, in which case our business would suffer.

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

      To maintain the listing of our common stock on The Nasdaq National Market, we are required to meet certain listing requirements, including maintenance of a minimum bid price of $1.00 per share. On two different occasions during fiscal 2002 and 2003, our common stock traded at prices below $1.00 per share for over 30 consecutive trading days. We were notified on each occasion by Nasdaq that our shares would be ineligible for continued listing on The Nasdaq National Market if the minimum bid price was not achieved and maintained. No action was taken or needed as our stock subsequently traded above $1.00 per share on both occasions. If our common stock were to trade below $1.00 for an extended period, we could be required to effect a reverse stock split in order to qualify for continued listing on The Nasdaq National Market. A reverse stock split would require the approval of holders of a majority of the outstanding shares of our common stock. However, the market price of our common stock may not rise in proportion to the reduction in the number of outstanding shares resulting from a reverse stock split, and the price may again decline following the reverse stock split. Accordingly, if we were to effect a reverse stock split, there could be no assurance that in the future we would continue to satisfy the Nasdaq listing requirements. Should our common stock be delisted from The Nasdaq National Market, it would likely be more difficult to effect trades and to obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially affect the market price and liquidity of our common stock and our future ability to raise necessary capital.

Item 2.	Properties

      Our principal facilities are located in California, Texas, Malaysia, China and Germany.

      We lease approximately 75,000 square feet in Sunnyvale, California, for our corporate headquarters which includes research and development, sales and marketing, general and administrative and manufacturing operations. This lease expires in July 2006. We lease approximately 54,300 square feet in Hayward, California. This lease expires in January 2006 and the facility is currently vacant. Additionally, we own a 92,000 square foot facility in Sunnyvale consisting of three buildings which includes research and development, sales and marketing, and manufacturing operations.

      We own a 640,000 square foot manufacturing facility in Ipoh, Malaysia, where we conduct our principal manufacturing operations.

      As part of our acquisition of Genoa Corporation, we obtained four leased facilities, totaling approximately 44,000 square feet, in Fremont, California. These leases expire in February 2006. We are in the process of consolidating our wafer fabrication operations at this facility.

      We lease approximately 57,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of Transwave Fiber (Shanghai), Inc. This lease expires in September 2005.

      We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of Medusa Technologies. This lease expires in July 2008.

      As part of our acquisition of Demeter Technologies, we obtained two leased facilities totaling approximately 22,000 square feet in El Monte, California. These leases expire in August 2003. The operations conducted at these facilities will be transferred to our Fremont facility.

      As part of our acquisition of certain assets of AIFOtec, GmbH, we obtained a leased facility in Munich, Germany, totaling approximately 22,000 square feet. This lease expires in January 2007.

Item 3.	Legal Proceedings

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court ruled on motions to dismiss the complaints filed by the remaining defendants. The motions were denied as to claims under the Securities Act of 1933 in the case involving Finisar and in all but 10 of the other cases. The motions were also denied as to claims under Section 10(a) of the Securities Exchange Act of 1934 against Finisar and 184 of the other issuer defendants, on the basis that the complaints in these cases alleged that the respective issuers had acquired companies in exchange for their stock or conducted follow-on offerings after their initial public offerings. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Finisar would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that Finisar could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. In July 2003, Finisar determined to accept the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, Finisar intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company’s executive officers and their ages are:

Name	Position With Finisar	Age

Jerry S. Rawls	President and Chief Executive Officer	59
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	50
Fariba Danesh	Senior Vice President and Chief Operating Officer	45
Richard Woodrow	Senior Vice President, Sales and Marketing — Optics	59
Mark J. Farley	Senior Vice President, Transceiver Engineering	41
Stephen K. Workman	Senior Vice President, Chief Financial Officer and Secretary	52

      Jerry S. Rawls has served as a member of our Board of Directors since March 1989 and as our Chief Executive Officer since August 1999. Mr. Rawls has also served as our President since April 2003 and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

      Frank H. Levinson founded Finisar in April 1987 and has served as a member of our Board of Directors since February 1988 and as our Chairman of the Board and Chief Technical Officer since August 1999.

Dr. Levinson also served as our Chief Executive Officer from February 1988 to August 1999. From September 1980 to December 1983, Dr. Levinson was a member of Technical Staff at AT&T Bell Laboratories. From January 1984 to July 1984, he was a Member of Technical Staff at Bellcore, a provider of services and products to the communications industry. From April 1985 to December 1985, Dr. Levinson was the principal optical scientist at Raychem Corporation, and from January 1986 to February 1988, he was Optical Department Manager at Raynet, Inc., a fiber optic systems company. Dr. Levinson holds a B.S. in Mathematics/ Physics from Butler University and an M.S. and Ph.D. in Astronomy from the University of Virginia.

      Fariba Danesh has served as our Senior Vice President and Chief Operating Officer since April 2003. Ms. Danesh served as President and Chief Executive Officer of Genoa Corporation from June 2002 to April 2003, when Genoa was acquired by Finisar. From June 2000 to June 2002, she served as Genoa’s Senior Vice President, Operations. Prior to joining Genoa, Ms. Danesh worked for Sanmina Corporation as Vice President, Manufacturing, from September 1999 to June 2000. From February 1996 to August 1999, Ms. Danesh served in various positions at Seagate Technology, her most recent position being Vice President and General Manager, U.S. Media Operations. Ms. Danesh holds a B.S. in Biochemical Engineering from Santa Clara University.

      Richard Woodrow has served as our Senior Vice President, Sales and Marketing — Optics, since April 2003. Mr. Woodrow joined Finisar in June 1998 as Director of Marketing-Optics and served as Vice President, Sales and Marketing from November 2000 to September 2002 and as our President and Chief Operating Officer from September 2002 to April 2003. Prior to joining Finisar, Mr. Woodrow was employed by Raychem Corporation from 1974 until June 1998 in various sales and marketing positions and served as Director of North American Sales for the Electronics Division from March 1995 to June 1998. Mr. Woodrow holds a B.A. in Mathematics from Rutgers University.

      Mark J. Farley has served as our Senior Vice President, Engineering since December 2001. From April 1996 to December 2001, Mr. Farley served as our Vice President, Digital Systems Engineering. From August 1991 to April 1996, Mr. Farley was a consulting design engineer. During that time, Mr. Farley was heavily involved in the design of Finisar’s early products. From September 1986 to August 1991, Mr. Farley was a hardware design manager with Raynet, Inc. From September 1984 to September 1986, he was a hardware design manager at Tandem Computers. Mr. Farley holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology.

      Stephen K. Workman has served as our Senior Vice President, Finance and Chief Financial Officer since March 1999 and as our Secretary since August 1999. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2003 Quarter Ended:
April 30, 2003	$1.3200	$0.7600
January 31, 2003	$1.6000	$0.7400
October 31, 2002	$1.6900	$0.4400
July 31, 2002	$6.5000	$1.4600
Fiscal 2002 Quarter Ended:
April 30, 2002	$10.6900	$5.8600
January 31, 2002	$14.1900	$7.7200
October 31, 2001	$13.0000	$3.8400
July 31, 2001	$23.4500	$10.2400

      The closing price of our common stock as reported on the Nasdaq National Market on July 25, 2003 was $1.79. The approximate number of stockholders of record on July 1, 2003 was 547. This number does not include stockholders whose shares are held in trust by other entities. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

      You should read the following selected financial data in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2001, 2002 and 2003 and the balance sheet data as of April 30, 2002 and 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 1999 and 2000 and the balance sheet data as of April 30, 1999, 2000 and 2001 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$35,471	$67,147	$188,800	$147,265	$166,482
Cost of revenues	15,514	34,190	131,551	136,626	130,501
Amortization of acquired developed technology	—	—	10,900	27,119	21,983

Gross profit (loss)	19,957	32,957	46,349	(16,480)	13,998

	Fiscal Years Ended April 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Operating expenses:
Research and development	7,864	13,806	33,696	54,372	60,295
Sales and marketing	4,145	7,122	16,673	21,448	20,232
General and administrative	2,299	3,516	10,160	19,419	15,201
Amortization of (benefit from) deferred stock compensation	428	5,530	13,542	11,963	(1,719)
Acquired in-process research and development	—	—	35,218	2,696	—
Amortization of goodwill and other purchased intangibles	—	—	53,122	129,099	758
Impairment of goodwill and intangible assets	—	—	—	—	10,586
Restructuring costs	—	—	—	—	9,378
Other acquisition costs	—	—	1,130	3,119	198

Total operating expenses	14,736	29,974	163,541	242,116	114,929

Income (loss) from operations	5,221	2,983	(117,192)	(258,596)	(100,931)
Interest income (expense), net	(275)	3,252	14,217	(68)	(6,699)
Other income (expense), net	(28)	(99)	18,546	1,360	(51,314)

Income (loss) before income taxes and cumulative effect of an accounting change	4,918	6,136	(84,429)	(257,304)	(158,944)
Provision (benefit) for income taxes	1,873	3,255	1,020	(38,566)	229

Income (loss) before cumulative effect of an accounting change	3,045	2,881	(85,449)	(218,738))	(159,173)
Cumulative effect of an accounting change to adopt SFAS 142.	—	—	—	—	(460,580)

Net income (loss)	$3,045	$2,881	$(85,449)	$(218,738)	$(619,753)

Net income (loss) per share — basic:
Income (loss) per share before cumulative effect of an accounting change	$0.03	$0.03	$(0.53)	$(1.21)	$(0.82)

Cumulative per share effect of an accounting change to adopt SFAS 142.	—	—	—	—	$(2.35)

Income (loss) per share — basic	$0.03	$0.03	$(0.53)	$(1.21)	$(3.17)

Net income (loss) per share — diluted:
Income (loss) per share before cumulative effect of an accounting change	$0.02	$0.02	$(0.53)	$(1.21)	$(0.82)

Cumulative per share effect of an accounting change to adopt SFAS 142.	—	—	—	—	$(2.35)

	Fiscal Years Ended April 30,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Income (loss) per share — diluted	$0.02	$0.02	$(0.53)	$(1.21)	$(3.17)

Shares used in per share calculations — basic	110,580	113,930	160,014	181,136	195,666

Shares used in per share calculations — diluted	134,814	144,102	160,014	181,136	195,666

Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)	$3,045	$2,881	$(32,857)	$(90,957)	$(619,753)

Net income (loss) per share — basic	$0.03	$0.03	$(0.21)	$(0.50)	$(3.17)

Net income (loss) per share — diluted	$0.02	$0.02	$(0.21)	$(0.50)	$(3.17)

Shares used in computing pro forma net income (loss) per share
Basic	110,580	113,930	160,014	181,136	195,666

Diluted	134,814	144,102	160,014	181,136	195,666

	As of April 30,

	1999	2000	2001	2002	2003

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,044	$320,735	$146,111	$144,097	$119,438
Working capital	13,011	342,711	249,000	222,603	149,967
Total assets	20,955	364,920	1,029,995	1,041,281	423,606
Long-term portion of note payable and capital lease obligations, and other long-term liabilities	11,032	524	45,354	106,869	101,531
Convertible redeemable preferred stock	26,260	—	—	—	—
Convertible preferred stock	—	—	1	—	—
Total stockholders’ equity (deficit)	(21,503)	352,422	941,851	879,002	274,980

      Net income in fiscal 2003 reflects our adoption of Statements of Financial Accounting Standards 141 and 142 on May 1, 2002. As a result of our adoption, reported net loss decreased by approximately $127.8 million, or $0.65 per share, due to the cessation of the amortization of goodwill and the amortization of acquired workforce and customer base.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1. Business — Factors That Could Affect Our Future Performance.” The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this document.

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

      Since October 2000, we have acquired six privately-held companies and certain assets from two other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property related to the passive optical components business of New Focus, Inc. In April 2003, we acquired Genoa Corporation.

      In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003 we acquired Genoa Corporation and announced the closure of Demeter Technologies and the consolidation of all active device development and wafer fabrication operations into the Genoa facility in fiscal 2004.

      The principal strategic goal of most of our acquisitions to date related to our optics business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold a limited amount of these optical components on a stand-alone basis to other manufacturers; however, to date, the sale of these components into this so-called “merchant market” has not been a strategic priority, and our revenues from the sale of optical subsystems and components has consisted predominantly of subsystems sales. We intend to evaluate opportunities to increase the sale of our components in the merchant market, although we do not expect such sales to represent a significant portion of our revenues for the foreseeable future.

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

      We sell our products through our direct sales force, with the support of our manufacturers’ representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our test and monitoring systems is usually considerably shorter.

      The market for optical subsystems and components is characterized by declining average selling prices resulting from factors such as industry over-capacity, increased competition, the introduction of new products and the growth in unit volumes as manufacturers continue to deploy network and storage systems. We anticipate that our average selling prices will continue to decrease in future periods, although the timing and amount of these decreases cannot be predicted with any certainty.

      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California and at our subsidiaries’ facilities in El Monte, California, Fremont, California, Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve profitability during periods of weak demand or when average selling prices are low.

      Our gross profit margins vary among our product families, and are generally higher on our network test and monitoring systems than on our optical subsystems and components. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of overall revenue levels, shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.

      Research and development expenses consist primarily of salaries and related expenses for design engineers and other technical personnel, the cost of developing prototypes and fees paid to consultants. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term success.

      Sales and marketing expenses consist primarily of commissions paid to manufacturers’ representatives, salaries and related expenses for personnel engaged in sales, marketing and field support activities and other costs associated with the promotion of our products.

      General and administrative expenses consist primarily of salaries and related expenses for administrative, finance and human resources personnel, professional fees, and other corporate expenses.

      In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of the unvested portion of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting and could increase if we modify the terms of an option grant resulting in a new measurement date.

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

      Impairment charges consist of write downs to the carrying value of intangible assets and goodwill arising from various business combinations to their implied fair value.

      Restructuring costs generally include termination costs for employees associated with a formal restructuring plan and the cost of facilities or other unusable assets abandoned or sold.

      Other acquisition costs primarily consist of incentive payments for employee retention included in certain of the purchase agreements of companies we acquired and costs incurred in connection with transactions that were not completed.

      Other income and expenses generally consist of bank fees, gains or losses as a result of the periodic sale of assets and other-than-temporary decline in the value of investments.

Critical Accounting Policies

      The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets on our balance sheet and contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as descriptions of other significant accounting policies.

Revenue Recognition, Warranty and Sales Returns

      Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is recognized at the time of shipment when title and risk of loss pass to the customer, unless we have future unperformed obligations or are required to obtain customer acceptance, in which case revenue is not recognized until such obligations have been satisfied or customer acceptance has been received.

      At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenue. Our standard warranty period extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

      We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, we become aware of a customer’s potential inability to meet its obligations, we record a specific allowance for the doubtful account to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due. A material adverse change in a major customer’s ability to meet its financial obligations to us could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in our general and administrative expenses for the shortfall.

Slow Moving and Obsolete Inventories

      We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a 12-month demand forecast and, in addition to the demand forecast, we also consider:

•	parts and subassemblies that can be used in alternative finished products,

•	parts and subassemblies that are unlikely to be engineered out of our products, and

•	known design changes which would reduce our ability to use the inventory as planned.

      Significant differences between our estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for our products and actual volume and demand mix may result in additional write-offs in the future, or additional use in the future for which we would benefit by a reduced cost of sales in those future periods.

Investment in Debt and Equity Securities

      For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. As of April 30, 2003, the carrying value of these investments totaled $28.8 million of which $6.7 million is in the form of a loan to a private company in which we also hold a minority equity position. We also held 347,118 shares of common stock in Ciena Corporation, a public company, valued at $1.7 million or $4.88 per share as of April 30, 2003. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Restructuring Accrual

      During fiscal 2003, we recorded $9.4 million of restructuring charges related to the realignment of our business operations. These charges represent expenses incurred in connection with certain cost reduction programs that we have undertaken, and consist primarily of the cost of involuntary termination benefits and remaining contractual lease payments and other costs associated with closed facilities, net of anticipated sublease income.

      Only costs resulting from a restructuring plan that are not associated with, or that do not benefit, activities that will be continued are eligible for recognition as liabilities at the commitment date.

      The charges for facility closure costs require the extensive use of estimates, including estimates and assumptions related to future maintenance costs, our ability to secure sub-tenants and anticipated sublease income to be received in the future. If we fail to make accurate estimates or to complete planned activities in a timely manner, we could be required to record additional charges or reverse previous charges in the future. Such additional charges or reversals would be recorded as restructuring charges in the period in which additional information becomes available to indicate our estimates should be adjusted.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

      Our long-lived assets include significant investments in goodwill and other intangible assets totaling $579.0 million as of April 30, 2002. Under accounting standards in effect through April 30, 2002, we were required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicated that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we were required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. While no impairment was recorded or necessary during fiscal 2001 and 2002 under then applicable accounting standards, judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets”. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

      We applied SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense, which included $123.7 million and $51.5 million of goodwill amortization for the fiscal years ended April 30, 2002 and 2001. We reclassified assembled workforce and customer base of $6.1 million to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate under two reporting units, optical subsystems and components and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      In July 2002, we performed the required impairment testing of goodwill and indefinite lived intangible assets. As a result of that testing, we incurred a transitional impairment charge of $460.6 million in the first quarter of fiscal 2003, representing substantially all of our goodwill attributable to our optical systems and components reporting unit as of April 30, 2002. The resulting impairment charge was reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The largest portion of the transitional impairment charge arose from the acquisition of a number of companies designed to strengthen our capabilities within our optical subsystems and components business. The goodwill resulted from our acquisition of these companies when valuations were generally much higher than current levels. However, we made such acquisitions principally in exchange for shares of our common stock which were also highly valued at the time the acquisitions were made. As a result, none of the transactions associated with the creation of a significant amount of goodwill resulted from a corresponding outlay of our cash. Had these transactions taken place when valuations were lower, and at the same share exchange ratios, the goodwill amounts would have been considerably smaller.

      During the fourth quarter of fiscal 2003, we performed the required annual impairment testing of goodwill and indefinite lived intangible assets and determined that no impairment charge was required.

      We are contingently obligated to release additional deferred consideration currently held in escrow related to the acquisition of Transwave Fiber, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

      We are required to make judgments about the recoverability of our long–lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows. If impairment is indicated, we write those assets down to their fair value which is generally determined based on discounted cash flows. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.

      During fiscal 2003, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. The discontinued product line had been included in the optical subsystems and components segment. Certain assets of Demeter Technologies were sold to an unaffiliated party in conjunction with the product line discontinuation. As a result of the discontinuation of the product line, we determined that we would no longer utilize certain intangible assets obtained in the Demeter Technologies acquisition that were associated with that product line. We wrote off those intangible assets, with a net book value of $10.1 million and, the resulting charge was reported as an impairment of goodwill and intangible assets.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Years Ended April 30,

	2001	2002	2003

Revenues:
Optical subsystems and components	83.9%	76.3%	82.2%
Network test and monitoring systems	16.1	23.7	17.8
Total revenues	100.0	100.0	100.0
Cost of revenues	69.7	92.8	78.4
Amortization of acquired developed technology	5.8	18.4	13.2

Gross profit (loss)	24.5	(11.2)	8.4

Operating expenses:
Research and development	17.8	36.9	36.2
Sales and marketing	8.8	14.6	12.2
General and administrative	5.4	13.2	9.1
Amortization of (benefit from) deferred stock compensation	7.2	8.1	(1.0)
Acquired in-process research and development	18.7	1.8	—
Amortization of goodwill and other purchased intangibles	28.1	87.7	0.5
Impairment of goodwill and intangibles assets	—	—	6.4
Restructuring costs	—	—	5.6
Other acquisition costs	0.6	2.1	0.1

Total operating expenses	86.6	164.4	69.0

Loss from operations	(62.1)	(175.6)	(60.6)
Interest income (expense), net	7.5	0.0	(4.0)
Other income (expense), net	9.8	0.9	(30.9)

	Fiscal Years Ended April 30,

	2001	2002	2003

Loss before income taxes and cumulative effect of an accounting change	(44.8)	(174.7)	(95.5)
Provision (benefit) for income taxes	0.5	(26.2)	0.1

Loss before cumulative effect of an accounting change	(45.3)	(148.5)	(95.6)
Cumulative effect of an accounting change	—	—	(276.7)

Net loss	(45.3)%	(148.5)%	(372.3)%

Comparison of Fiscal Years Ended April 30, 2003 and 2002

      Revenues. Revenues increased 13% from $147.3 million in fiscal 2002 to $166.4 million in fiscal 2003. This increase reflects a 22% increase in sales of optical subsystems and components, from $112.4 million in fiscal 2002 to $136.8 million in fiscal 2003, partially offset by a 15% decrease in sales of network test and monitoring systems, from $34.9 million in fiscal 2002 to $29.6 million in fiscal 2003. Sales of optical subsystems and components and network test and monitoring systems represented 76.3% and 23.7%, respectively, of total revenues in fiscal 2002, and 82.2% and 17.8%, respectively, in fiscal 2003. The increase in revenues from the sale of optical subsystems and components in fiscal 2003 was the result of an increase in unit sales to new and existing customers, partially offset by a decrease in average selling prices. The decrease in revenues from the sale of network test and monitoring systems was due to decreased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps and a reduction in IT spending in 2002 which affected the demand for equipment used in monitoring Gigabit Ethernet networks.

      Sales to customers representing at least 10% of total revenues during fiscal 2002 and fiscal 2003 were as follows:

	Fiscal Years				Fiscal Years
	Ended April 30,				Ended April 30,

	2002		2003		2002	2003

	($ millions)				(Percent of
					total revenues)
Cisco	$	*		$17.2	*	10.4%
EMC		$17.5	$	*	11.9%	*
Emulex		$16.8	$	*	11.4%	*

*	Less than 10%

      Gross Profit. Gross profit increased to $14.0 million in fiscal 2003 from a loss of $16.5 million in fiscal 2002. The negative gross profit in fiscal 2002 primarily reflects a charge of $29.2 million (19.8% of revenues) for obsolete and excess inventory in fiscal 2002, compared to a charge of $24.3 million (14.6% of revenues) in fiscal 2003. The charges occurred because, based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. These charges were partially offset in both years by the use of inventory that had been written off in prior periods totaling $2.7 million (1.8% of revenue) in fiscal 2002, and $15.1 million (9.1% of revenue) in fiscal 2003. In addition, gross profit was adversely affected by charges of $27.1 million (18.4% of revenues) in fiscal 2002 and $22.0 million (13.2% of revenues) in fiscal 2003 for amortization of acquired developed technology related to four acquisitions completed during fiscal 2001, one acquisition completed in fiscal 2002, and two acquisitions completed in fiscal 2003. The remaining 1.9%, or $8.1 million, increase in gross profit from year to year was the result of the net incremental margin on higher revenues.

      Research and Development Expenses. Research and development expenses increased 10.9% from $54.4 million in fiscal 2002 to $60.3 million in fiscal 2003. Of the increase, $2.8 million was due to the full-year effect of the operations of our German subsidiary, while $2.7 million was due to accelerated depreciation on equipment that is expected to be abandoned as a result of the planned closure in fiscal 2004 of the facilities occupied by our Demeter subsidiary. We expect to incur additional accelerated depreciation of approximately $6.2 million in fiscal 2004 as a result of that closure. Research and development expenses as a percentage of revenues decreased from 36.9% in fiscal 2002 to 36.2% in fiscal 2003.

      Sales and Marketing Expenses. Sales and marketing expenses decreased 5.7% from $21.4 million in fiscal 2002 to $20.2 million in fiscal 2003. Most of this decrease was due to general cost containment measures in effect for fiscal 2003. Sales and marketing expenses as a percent of revenues decreased from 14.6% in fiscal 2002 to 12.2% in fiscal 2003.

      General and Administrative Expenses. General and administrative expenses decreased 21.6% from $19.4 million in fiscal 2002 to $15.2 million in fiscal 2003. Most of this decrease was due to a reduction of $2.2 million in legal expenses compared to those incurred in fiscal 2002 as a result of the settlement of patent litigation during fiscal 2002, and lower bad debt expenses of $2.4 million in fiscal 2003, partially offset by increased insurance premiums of $900,000 and amortization of patents of $300,000. General and administrative expenses as a percent of revenues decreased from 13.2% in fiscal 2002 to 9.1% in fiscal 2003.

      Amortization of (Benefit from) Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $13.7 million, or 114.2%, from $12.0 million in fiscal 2002 to a credit of $1.7 million in fiscal 2003. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

      Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses of $2.7 million during fiscal 2002 related to the acquisition of Transwave during the year. There was no IPR&D expense in fiscal 2003 related to the acquisition of Genoa.

      Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles decreased to $758,000 in fiscal 2003 from $129.1 million in fiscal 2002 primarily as a result of our adoption of SFAS 142 effective May 1, 2002, after which date we ceased amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. As of the same date we reclassified acquired workforce and acquired customer base to goodwill. Amortization of goodwill, acquired workforce, and acquired customer base totaled $127.8 million in the fiscal year ended April 30, 2002. We amortized acquired other purchased intangibles in the amount of $758,000 and $1.3 million in the fiscal years ended April 30, 2003 and 2002, respectively.

      Impairment of Goodwill and Intangible Assets. On May 3, 2002, we recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of the issuance of contingent merger consideration upon the achievement of certain milestones specified in the Transwave acquisition agreement. We recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration since our transitional impairment charge, recorded in the first quarter of fiscal 2003 indicated it could not be supported. In November 2002, we discontinued a product line at our Demeter subsidiary resulting in an impairment of acquired developed technology totaling $10.1 million. There were no impairments during fiscal 2002.

      Restructuring Costs. During the quarter ended October 31, 2002 we recorded $1.2 million for severance costs associated with a reduction in our U.S.-based workforce. During the quarter ended January 31, 2003, we began the process of consolidating our facilities and operations located in Hayward, California into our facilities in Sunnyvale, California, in order to reduce future operating expenses. The estimated total cost of this consolidation is $3.1 million, primarily composed of future lease payments and the write off of $1.4 million for leasehold improvements at the Hayward facility. In the quarter ended April 30, 2003, we initiated implementation of a plan to close our El Monte, California, facilities which is scheduled to be completed in fiscal 2004. As part of this plan, we will transfer manufacturing operations conducted there to our Fremont, California facility that we recently acquired in the Genoa acquisition. In the quarter ended April 30, 2003 the cost of this consolidation was $5.2 million, comprised of a $4.0 million write-down of fixed assets, $700,000 for severance costs, and building clean up and other costs of $500,000. We expect to incur additional restructuring costs of approximately $1.3 million in fiscal 2004 as a result of this closure.

      Other Acquisition Costs. Other acquisition costs decreased to $198,000 in fiscal 2003 from $3.1 million in fiscal 2002. In fiscal 2003 these costs primarily reflect the annual retention bonus paid in connection with one completed acquisition. The higher costs in fiscal 2002 were a result of write-offs related to two potential acquisitions that did not proceed and the full year impact of the payment of annual retention bonuses related to certain of the completed acquisitions.

      Interest Income. Interest income decreased to $4.7 million in fiscal 2003 from $6.1 million in fiscal 2002. The decrease in interest income was the result of increased cash usage and, to a lesser extent, lower interest rates.

      Interest Expense. Interest expense increased to $11.4 million in fiscal 2003 from $6.2 million in fiscal 2002. The increase in interest expense was due to the full year effect in fiscal 2003 of the issuance of $125 million of convertible debt in October 2001 and amortization of the discount of $38.3 million that was recorded related to the intrinsic value of the beneficial conversion feature on this debt. Of the total interest expense, $4.8 million and $2.5 million was related to the amortization of the beneficial conversion feature of those notes in fiscal 2003 and 2002, respectively.

      Other Income (Expense), Net. Other income (expense), net, decreased to an expense of $51.3 million in fiscal 2003 from income of $1.4 million in fiscal 2002. In fiscal 2003, we incurred costs of $36.8 million associated with the sale of assets of Sensors and also recorded an impairment charge totaling $12.0 million on our minority equity investments in two companies. In fiscal 2002, other income included a net gain of $14.7 million associated with attaining certain post-closing development milestones related to the sale of a product line to ONI Systems, Inc., which was subsequently acquired by Ciena, offset by a loss of $13.9 million associated with the other than temporary decline in the value of Ciena stock received in the transaction.

      Provision for Income Taxes. We recorded an income tax provision of $229,000 for fiscal 2003 compared to an income tax benefit of $38.6 million for fiscal 2002. The fiscal 2003 tax provision consists of state and foreign taxes. We are not booking any tax benefit for fiscal 2003 losses. The tax benefit in fiscal 2002 primarily reflected that year’s net operating loss that was either available to be carried back to claim previously paid taxes or to offset deferred tax liabilities.

      Based on a number of factors, we believe there is substantial uncertainty regarding the valuation of our deferred tax assets. These factors include our past operating results, the competitive nature of our market and the unpredictability of future operating results. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. In part, the valuation allowance at April 30, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital, if any, when it is realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

Comparison of Fiscal Years Ended April 30, 2002 and 2001

      Revenues. Revenues decreased 22% from $188.8 million in fiscal 2001 to $147.3 million in fiscal 2002. This decline reflects a 29% decrease in sales of optical subsystems and components from $158.3 million in fiscal 2001 to $112.3 million in fiscal 2002, partially offset by a 15% increase in sales of network test and monitoring systems from $30.5 million in fiscal 2001 to $34.9 million in fiscal 2002. Sales of optical subsystems and components and network test and monitoring systems represented 76.3% and 23.7%, respectively, of total revenues in fiscal 2002, and 83.9% and 16.1%, respectively, in fiscal 2001.

      Sales to customers representing at least 10% of total revenues during fiscal 2001 and fiscal 2002 were as follows:

	Fiscal Years			Fiscal Years
	Ended April 30,			Ended April 30,

	2001	2002		2001	2002

	($ millions)			(Percent of
				revenue)
Brocade	$38.0	$	*	20.1%	*
EMC	$32.6		$17.5	17.3%	11.9%
Emulex	$20.7		$16.8	11.0%	11.4%

*	Less than 10%

      Gross Profit. Gross profit decreased from $46.3 million in fiscal 2001 to a loss of $16.5 million in fiscal 2002. The negative gross profit in fiscal 2002 primarily reflects a charge of $29.2 million (19.8% of revenues) for obsolete and excess inventory in fiscal 2002, compared to a charge of $19.8 million (10.5% of revenues) in fiscal 2001. This charge was partially offset by the sale of inventory previously written off of $2.7 million (1.8% of revenue) in fiscal 2002, compared to no such sales in fiscal 2001. In addition, the negative gross profit reflects a charge of $27.1 million (18.4% of revenues) in fiscal 2002 and $10.9 million (5.8% of revenues) in fiscal 2001 for amortization of acquired developed technology related to four acquisitions completed during fiscal 2001 and one acquisition completed in fiscal 2002. The remaining decrease was due to the effect of the added integration and fixed costs associated with the transition of manufacturing from our subcontractors to our facility in Malaysia, low manufacturing yields during the transition period, and increased costs resulting from our acquisitions over the last two years. All of these activities occurred at a time when sales were decreasing as a result of the sudden and significant decrease in demand for our optical subsystems and components during the fourth quarter of fiscal 2001 and first quarter of fiscal 2002. Lower average selling prices for our optical subsystems and components were another contributing factor to the decrease in gross margins in fiscal 2002.

      Due to the sudden and significant decrease in demand for our products during the quarters ended April 30, 2001 and July 31, 2001, and the transition to new products during this period, inventory levels exceeded our requirements based on then current 12-month sales forecasts. In the first quarter of fiscal 2002, we recorded a charge to cost of revenue of $29.2 million for excess and obsolete inventory including $3.7 million for non-cancelable purchase obligations.

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

      Amortization of (Benefit from) Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $1.5 million, or 11.7%, from $13.5 million in fiscal 2001 to $12.0 million in fiscal 2002. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation, offset somewhat by the amortization of stock compensation recognized in the acquisition of Transwave.

      Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses of $2.7 million during fiscal 2002 related to the acquisition of Transwave during the year. Transwave’s principal focus was development of passive optical components for data communication and telecommunication applications. IPR&D expenses of $35.2 million during fiscal 2001 related to the acquisition of three companies, Sensors, Demeter, and Shomiti, completed during that year. IPR&D of $22.7 million relating to Sensors consisted primarily of projects related to the development of optical components that monitor the performance of DWDM systems. IPR&D of $6.5 million related to Demeter consisted of projects related to the development of long wavelength Fabry Perot and DFB lasers for data communications and telecommunications applications. IRP&D of $6.0 million relating to Shomiti was directed toward the design of hardware and software to monitor the performance of Ethernet networks in order to enhance their quality of service.

      Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles increased to $53.1 million in fiscal 2001 from $129.1 million in fiscal 2002 as a result of the full year impact of the amortization of goodwill and intangible assets associated with the acquisition of four companies during fiscal 2001 and one company during the first month of fiscal 2002 and the amortization of goodwill arising from the recognition of a portion of the deferred and additional consideration in the Sensors and Transwave acquisitions.

      Other Acquisition Costs. Other acquisition costs increased from $1.1 million in fiscal 2001 to $3.1 million in fiscal 2002. The increase was a result of the write off of costs related to two potential acquisitions that did not proceed and the full year impact of the payment of annual retention bonuses on certain of the completed acquisitions.

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

      Other Income (Expense), Net. Other income (expense), net, decreased from $18.5 million in fiscal 2001 to $1.4 million in fiscal 2002. In fiscal 2001, other income included a net gain of $19.1 million associated with the initial proceeds from the sale of a product line to ONI Systems, Inc., which was subsequently acquired by Ciena. In fiscal 2002, other income included a net gain of $14.7 million associated with attaining certain post-closing development milestones related to the sale of that product line, offset by a loss of $13.9 million associated with the other than temporary decline in the value of Ciena stock received in the transaction.

      Provision for Income Taxes. The provision for income taxes decreased from $1.0 million in fiscal 2001 to a benefit of $38.6 million in fiscal 2002 primarily reflecting the current year’s net operating loss that is either available to be carried back to claim previously paid tax or that will be available to offset deferred tax liabilities.

      We established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at April 30, 2002 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

      Because our deferred tax assets equaled deferred tax liabilities as of April 30, 2002, we will not record any additional tax benefit against future operating losses.

Quarterly Results of Operations

      The following table presents unaudited quarterly statements of operations data for the eight fiscal quarters ended April 30, 2003, and such data expressed as a percentage of revenues. This information reflects all normal non-recurring adjustments that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results that may be expected for any future period.

      We maintain our financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the thirteen-week period. For ease of description, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2002 ended on July 29, 2001, October 28, 2001, and January 27, 2002, respectively. The first three quarters of fiscal 2003 ended on July 28, 2002, October 27, 2002, and January 26, 2003, respectively.

	Three Months Ended

	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2001	2001	2002	2002	2002	2002	2003	2003

Statement of Operations Data:
Revenues:
Optical subsystems and components	$25,357	$25,249	$27,656	$34,071	$39,277	$32,213	$31,929	$33,427
Network test and monitoring systems	8,858	9,880	8,170	8,024	7,770	8,690	6,818	6,358

Total revenues	34,215	35,129	35,826	42,095	47,047	40,903	38,747	39,785
Cost of revenues	55,154	26,709	26,505	28,258	36,923	32,655	30,975	29,948
Amortization of acquired developed technology	6,780	6,780	6,780	6,779	7,395	5,441	4,598	4,549

Gross profit (loss)	(27,719)	1,640	2,541	7,058	2,729	2,807	3,174	5,288

Operating expenses:
Research and development	12,378	13,577	12,546	15,871	15,516	15,994	11,837	16,948
Sales and marketing	4,905	5,663	5,350	5,530	6,156	5,570	3,966	4,540
General and administrative	5,615	3,759	5,355	4,690	3,850	4,333	3,517	3,501
Amortization of (benefit from) deferred stock compensation	4,069	3,122	2,531	2,241	1,381	(1,933)	85	(1,252)
Acquired in-process research and development	2,696	—	—	—	—	—	—	—
Amortization of goodwill and other purchased intangible assets	30,822	31,397	32,773	34,107	329	143	143	143
Impairment of goodwill and purchased intangible assets	—	—	—	—	485	—	10,101	—
Restructuring costs	—	—	—	—	—	1,174	3,056	5,148

	Three Months Ended

	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2001	2001	2002	2002	2002	2002	2003	2003

Other acquisition costs	1,839	259	282	739	197	(166)	176	(9)

Total operating expenses	62,324	57,777	58,837	63,178	27,914	25,115	32,881	29,019

Loss from operations	(90,043)	(56,137)	(56,296)	(56,120)	(25,185)	(22,308)	(29,707)	(23,731)
Interest income (expense), net	1,294	802	(850)	(1,314)	(1,341)	(1,583)	(1,865)	(1,910)
Other income (expense), net	462	(4,784)	(87)	5,769	(10,338)	(39,316)	(1,211)	(449)

Loss before income taxes and cumulative effect of accounting change	(88,287)	(60,119)	(57,233)	(51,665)	(36,864)	(63,207)	(32,783)	(26,090)
Provision (benefit) for income taxes	(19,000)	(4,745)	(3,399)	(11,422)	61	30	31	107

Loss before cumulative effect of accounting change	(69,287)	(55,374)	(53,834)	(40,243)	(36,925)	(63,237)	(32,814)	(26,197)
Cumulative effect of accounting change to adopt SFAS 142	—	—	—	—	(460,580)	—	—	—

Net loss	$(69,287)	$(55,374)	$(53,834)	$(40,243)	$(497,505)	$(63,237)	$(32,814)	$(26,197)

	Three Months Ended

	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2001	2001	2002	2002	2002	2002	2003	2003

As a Percentage of Revenues:
Revenues:
Optical subsystems and components	74.1%	71.9%	77.2%	80.9%	83.5%	78.8%	82.4%	84.0%
Network test and monitoring systems	25.9	28.1	22.8	19.1	16.5	21.2	17.6	16.0

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of revenues	161.2	76.0	74.0	67.1	78.5	79.8	79.9	75.3
Amortization of acquired developed technology	19.8	19.3	18.9	16.1	15.7	13.3	11.9	11.4

Gross profit (loss)	(81.0)	4.7	7.1	16.8	5.8	6.9	8.2	13.3

Operating expenses:
Research and development	36.2	38.6	35.0	37.7	33.0	39.1	30.5	42.6
Sales and marketing	14.3	16.1	14.9	13.1	13.1	13.6	10.2	11.4
General and administrative	16.4	10.7	14.9	11.1	8.2	10.6	9.1	8.8
Amortization of (benefit from) deferred stock compensation	11.9	8.9	7.1	5.3	2.9	(4.7)	0.2	(3.1)
Acquired in-process research and development	7.9	—	—	—	—	—	—	—
Amortization of goodwill and other purchased intangible assets	90.1	89.4	91.5	81.0	0.7	0.3	0.4	0.4

	Three Months Ended

	July 31,	Oct. 31,	Jan. 31,	April 30,	July 31,	Oct. 31,	Jan. 31,	April 30,
	2001	2001	2002	2002	2002	2002	2003	2003

Impairment of goodwill and purchased intangible assets	—	—	—	—	1.0	—	26.1	—
Restructuring costs	—	—	—	—	—	2.9	7.9	12.9
Other acquisition costs	5.4	0.7	0.8	1.8	0.4	(0.4)	0.5	—

Total operating expenses	182.2	164.5	164.2	150.1	59.3	61.4	84.9	72.9

Loss from operations	(263.2)	(159.8)	(157.1)	(133.3)	(53.5)	(54.5)	(76.7)	(59.6)
Interest income (expense), net	3.8	2.3	(2.4)	(3.1)	(2.9)	(3.9)	(4.8)	(4.8)
Other income (expense), net	1.4	(13.6)	(0.3)	13.7	(22.0)	(96.1)	(3.1)	(1.1)

Loss before income taxes and cumulative effect of accounting change	(258.0)	(171.1)	(159.8)	(122.7)	(78.4)	(154.5)	(84.6)	(65.6)
Provision (benefit) for income taxes	(55.5)	(13.5)	(9.5)	(27.1)	0.1	0.1	0.1	0.3

Loss before cumulative effect of accounting change	(202.5)	(157.6)	(150.3)	(95.6)	(78.5)	(154.6)	(84.7)	(65.8)
Cumulative effect of accounting change to adopt SFAS 142	—	—	—	—	(979.0)	—	—	—

Net loss	(202.5)%	(157.6)%	(150.3)%	(95.6)%	(1,057.5)%	(154.6)%	(84.7)%	(65.8)%

      Revenues increased on a sequential basis over the five quarters ended July 31, 2002 as we began shipping optical subsystems to a number of new customers. Revenues dropped beginning in the second quarter of fiscal 2003 due to declines in business conditions at certain other customers.

      Gross profit margins have fluctuated over the last two fiscal years principally due to fluctuating revenues, charges related to the amortization of acquired developed technology and charges related to excess and obsolete inventories. Generally, higher revenues in a quarter contribute to a higher gross profit margin due to fixed manufacturing costs that do not fluctuate on a quarterly basis in response to a change in revenue. Special events occurring in certain quarters contributed to a change in gross profit margin.

      Amortization of acquired developed technology decreased in the quarter ended October 31, 2002 as a result of the sale of our Sensors Unlimited subsidiary and again in the quarter ended January 31, 2003 as a result of the sale of the module product line of our Demeter Technologies subsidiary. Gross profit margin for the quarter ended July 31, 2001 was heavily impacted by charges related to excess and obsolete inventory totaling $29.2 million, a portion of which was for non-cancelable purchase orders. Charges related to excess and obsolete inventory were substantially less in all subsequent quarters. During the quarter ended April 30, 2002, gross profit margins benefited by $2.7 million from the use of material previously recognized as obsolete and excess inventory. Similarly, the use of material previously recognized as obsolete and excess inventory benefited gross profit margins by $2.7 million, $6.0 million, $3.1 million and $3.3 million in the quarters ended July 31, 2002, October 31, 2002, January 31, 2003 and April 30, 2003 respectively.

      Quarterly operating expenses fluctuated as we made investments in development of new products and initiated expense savings in other areas. Included in research and development expenses for the fourth quarter of fiscal 2003 is a charge of $2.7 million for the shortened useful life of certain assets associated with the planned closure of our facilities in El Monte, California. Quarterly increases in operating expenses reflected the continued expansion of our operations throughout the eight-quarter period and the acquisition of two companies and the purchase of certain assets from two other companies. Operating expenses decreased in the quarters ended January 31, 2003 and April 30, 2003 as a result of the sale of assets of Sensors Unlimited in the quarter ended October 31, 2002 and other restructuring actions. Income from operations was affected for all periods by the amortization of deferred compensation associated with the issuance of stock options to employees and directors prior to our initial public offering in November 1999 and stock options we assumed from companies that we acquired and the reversal of the accelerated portion of those expenses when certain of those employees left the company. Operating expenses in the quarters subsequent to July 31, 2001 were adversely affected by the write off of in-process research and development, amortization of purchased intangibles, principally goodwill (until adoption for SFAS 142 in May 2002), and other costs related to the acquisitions of Sensors Unlimited, Demeter Technologies, Medusa Technologies, Shomiti Systems, Transwave Fiber, Inc., Genoa Corporation and certain assets of New Focus, Inc. Additionally, operating expenses were adversely affected by the closure of our facility in Hayward, California and the planned closure of our facility in El Monte, California in the third and fourth quarters of fiscal 2003.

      Interest income, net of interest expense, decreased during each of the last eight quarters due to lower average cash balances over the period and the interest expense associated with the issuance of $125 million in convertible subordinated notes in the quarter ended October 31, 2001, and amortization of the related intrinsic value of the beneficial conversion feature on this debt. Additionally impacting interest income was the decline in interest rate return on marketable securities held by us.

      Other income net of expense fluctuated from quarter to quarter. In the quarter ended October 31, 2001, an other-than-temporary decline of the value of shares held in Ciena resulted in a charge of $13.0 million. A gain of $6.9 million was recognized in the quarter ended April 30, 2002, related to the completion of all development efforts associated with the sale of our Opticity product line to Ciena, net of a second other-than-temporary decline in the value of Ciena shares held. During the quarter ended July 31, 2002 we recorded an impairment charge on our minority investment in two companies totaling $12.0 million dollars. In the quarter ended October 31, 2002, we recorded charges of $36.8 million for costs associated with the sale of assets of our Sensors Unlimited subsidiary.

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

      As of April 30, 2003, our principal sources of liquidity were $119.4 million in cash, cash equivalents and short-term investments, net of $10.0 million of securities reserved for the next three interest payments due under our convertible notes.

      Net cash used by operating activities totaled $39.1 million in fiscal 2002 and $18.9 million in fiscal 2003. The use of net cash in operating activities in fiscal 2002 was primarily a result of operating losses incurred as demand for our products precipitously decelerated, resulting in overcapacity and excess inventories. The use of net cash in operating activities in fiscal 2003 was primarily a result of operating losses offset by improved management of working capital assets and liabilities.

      Net cash used in investing activities totaled $51.7 million in fiscal 2002, net of $88.5 million related to the sale of short-term investments. Net cash used in investing activities in fiscal 2002 included $60.9 million for the purchase of equipment and leasehold improvements principally related to the start up of our manufacturing facility in Ipoh, Malaysia and our leased facility in Hayward, California, as well as upgrades to equipment and data systems at all of our facilities. Other investing activities in fiscal 2002 include $13.6 million related to the purchase of minority equity interests in technology companies and a loan to a company in which we hold a minority investment. Additionally, in fiscal 2002 we used $18.9 million for the purchase of restricted securities which secure the first six interest payments required under our convertible notes issued in October 2001, of which $3.3 million was used for the first interest payment in April 2002. Net cash used in investing activities totaled $17.6 million in fiscal 2003. We used $18.8 million for the purchase of plant, property and equipment, offset in part by $5.6 million of proceeds from the sale of product lines. Additionally we used net $10.8 million for the purchase and sales of short-term investments offset by proceeds for maturity of restricted investments of $6.6 million which were used to pay interest on our convertible notes.

      Net cash provided by financing activities totaled $1.5 million in fiscal 2003 and $124.6 million in fiscal 2002. Net cash provided by financing activities in fiscal 2003 was primarily due to the proceeds from the exercise of stock options and sale of shares through the Employee Stock Purchase Plan. Net cash provided by financing activities in fiscal 2002 was primarily related to the $120.9 million of net proceeds from the issuance of convertible notes net of offering costs. Additionally, cash of $5.0 million was provided by the exercise of stock options, net of the repurchase of unvested shares, and $557,000 in payments received for notes receivable related to the exercise of stock options in earlier periods. We used $2.1 million to repay bank borrowings and capital lease obligations.

      We have total minimum lease obligations of $11.6 million from April 30, 2003 through July 31, 2008, under non-cancelable operating leases.

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

Contractual Obligations and Commercial Commitments

      Future minimum payments under long-term debt and operating leases are as follows as of April 30, 2003 (in thousands):

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$125,000	$—	$—	$—	$125,000
Operating leases	11,606	3,479	6,860	1,218	49

Total contractual cash obligations	$136,606	$3,479	$6,860	$1,218	$125,049

      Long-term debt consists of $125 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

      Operating leases consist of base rents for facilities we occupy at various locations.

      The following table summarizes our commercial commitments as of April 30, 2003 (in thousands):

	Amount of Commitment Expiration per Period

	Total Amount	Less than	1-3	4-5	After 5
Commercial Commitments	Committed	1 Year	Years	Years	Years

Non-cancelable purchase obligation	$1,765	$1,765	$—	$—	$—
Standby repurchase obligations	7,615	7,615	—	—	—

Total commercial commitments	$9,380	$9,380	$—	$—	$—

      Non-cancelable purchase obligation consists of an obligation to purchase equipment from one manufacturer. Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor’s purchase order obligations at their facilities. Total commercial commitments of $9.4 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

      At April 30, 2003 and 2002, we did not have off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Effect of New Accounting Standards

      In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

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

      The Company adopted SFAS 142 on May 1, 2002, and the Company performed the required transitional impairment testing as of the same date and recognized a transitional impairment loss of $460.6 million as a cumulative effect of an accounting change during the quarter ended July 31, 2002. See Note 4 for additional information regarding the impact to the Company’s financial statements as a result of the adoption of SFAS 142.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supersedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on May 1, 2002. Initial adoption of this statement did not have a significant impact on the Company’s financial condition or operating results.

      In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. Our existing restructuring activities will not be effected by the adoption of this statement.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Adoption of FIN 45 did not have a material impact on our condensed consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have included the required additional disclosures in Note 1 to our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the potential effect of FIN 46 in our operating results and financial position.

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

      We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than 20% ownership or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $764,000 in fiscal 2003 and $309,000 in fiscal 2002 for investments accounted for on the equity method. No investments were accounted for on the equity method in fiscal 2001. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized impairment on these assets of $12.0 million in fiscal 2003, nothing in fiscal 2002, and $1.3 million in fiscal 2001. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of publicly traded companies. Equity security price fluctuations of plus or minus 10% would have had a $169,000 impact on the value of these securities as of April 30, 2003.

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us and debt securities issued by us as of April 30, 2003 (in thousands).

	Fiscal Years Ended April 30,
					Fair
			2006 and		Market
	2004	2005	Thereafter	Total Cost	Value

Assets
Available for sale debt securities	$41,422	$25,838	$8,007	$75,267	$75,827
Average interest rate	4.22%	5.14%	5.12%
Restricted securities	$6,737	$3,307	$—	$10,044	$9,753
	2.71%	3.10%	—
Loan receivable	$1,683	$1,683	$3,366	$6,732	$4,426
Average interest rate	7.50%	7.50%	7.50%
Liabilities
Long-term debt
Fixed rate	$—	$—	$125,000	$125,000	$67,813
Average interest rate	—	—	5.25%

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term securities held by us and the debt securities issued by us as of April 30, 2002 (in thousands).

	Fiscal Years Ended April 30,
					Fair
			2005 and		Market
	2003	2004	Thereafter	Total Cost	Value

Assets
Available for sale debt securities	$43,203	$8,690	$12,251	$64,144	$65,653
Average interest rate	6.05%	5.13%	5.64%
Restricted securities	$6,560	$6,391	$3,112	$16,063	$15,801
	2.33%	2.71%	3.10%
Loan receivable	$—	$—	$7,045	$7,045	$4,030
Average interest rate	—	—	7.50%
Liabilities
Long-term debt
Fixed rate	$—	$—	$125,000	$125,000	$168,281
Average interest rate	—	—	5.25%

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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Finisar Corporation

      We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2003. These financial statements are the responsibility of Finisar Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 3, 2003

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$40,918	$75,889
Short-term investments	78,520	68,208
Restricted investments, short term	6,737	6,560
Accounts receivable (net of allowance for doubtful accounts of $1,487 and $1,885 at April 30, 2003 and 2002)	23,390	28,962
Accounts receivable, other	5,362	11,616
Inventories	36,470	59,913
Income tax receivable	—	7,504
Prepaid expenses	2,341	2,365
Deferred income taxes	3,324	16,996

Total current assets	197,062	278,013
Property, equipment and improvements, net	112,125	125,025
Restricted investments, long term	3,307	9,503
Purchased intangible assets, net	52,910	102,380
Goodwill, net	19,838	476,580
Minority investments	28,844	41,661
Other assets	9,520	8,119

Total assets	$423,606	$1,041,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,872	$34,027
Accrued compensation	4,449	7,404
Non-cancelable purchase obligations	9,380	7,731
Other accrued liabilities	8,474	5,887
Income tax payable	536	—
Current portion of other long-term liabilities	1,384	—
Capital lease obligations	—	361

Total current liabilities	47,095	55,410
Long-term liabilities:
Other long-term liabilities	4,184	634
Convertible notes, net of beneficial conversion feature of $30,977 and $35,761 at April 30, 2003 and 2002, respectively	94,023	89,239
Deferred income taxes	3,324	16,996

Total long-term liabilities	101,531	106,869
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2003 and 2002	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized: 207,295,693 shares issued and outstanding at April 30, 2003 and 192,552,246 shares issued and outstanding at April 30, 2002	207	192
Additional paid-in capital	1,219,424	1,209,305
Notes receivable from stockholders	(1,077)	(1,488)
Deferred stock compensation	(1,045)	(6,181)
Accumulated other comprehensive income	841	791
Accumulated deficit	(943,370)	(323,617)

Total stockholders’ equity	274,980	879,002

Total liabilities and stockholders’ equity	$423,606	$1,041,281

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,

	2003	2002	2001

	(In thousands, except per share data)
Revenues	$166,482	$147,265	$188,800
Cost of revenues	130,501	136,626	131,551
Amortization of acquired developed technology	21,983	27,119	10,900

Gross profit (loss)	13,998	(16,480)	46,349

Operating expenses:
Research and development	60,295	54,372	33,696
Sales and marketing	20,232	21,448	16,673
General and administrative	15,201	19,419	10,160
Amortization of (benefit from) deferred stock compensation	(1,719)	11,963	13,542
Acquired in-process research and development	—	2,696	35,218
Amortization of goodwill and other purchased intangibles	758	129,099	53,122
Impairment of goodwill and intangible assets	10,586	—	—
Restructuring costs	9,378	—	—
Other acquisition costs	198	3,119	1,130

Total operating expenses	114,929	242,116	163,541

Loss from operations	(100,931)	(258,596)	(117,192)
Interest income	4,689	6,127	14,233
Interest expense	(11,388)	(6,195)	(16)
Other income (expense), net	(51,314)	1,360	18,546

Loss before income taxes and cumulative effect of an accounting change	(158,944)	(257,304)	(84,429)
Provision (benefit) for income taxes	229	(38,566)	1,020

Loss before cumulative effect of an accounting change	(159,173)	(218,738)	(85,499)
Cumulative effect of an accounting change to adopt SFAS 142	(460,580)	—	—

Net loss	$(619,753)	$(218,738)	$(85,449)

Net loss per share basic and diluted:
Before effect of an accounting change	$(0.82)	$(1.21)	$(0.53)

Cumulative effect of an accounting change to adopt SFAS 142	$(2.35)	—	—

Net loss	$(3.17)	$(1.21)	$(0.53)

Shares used in computing net loss per share:
Basic and diluted	195,666	181,136	160,014

Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)	$(619,753)	$(90,957)	$(32,857)

Net income (loss) per share, basic and diluted	$(3.17)	$(0.50)	$(0.21)

Shares used in computing pro forma net income (loss) per share, basic and diluted	195,666	181,136	160,014

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Series A Preferred					Notes		Other
	Stock		Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
					Paid-in	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2000	—	$—	159,842,784	$160	$384,526	$(3,248)	$(9,404)	$(182)	$(19,430)	$352,422
Issuance of common stock and assumption of options upon acquisition of subsidiaries	—	—	18,661,765	19	542,056	—	—	—	—	542,075
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiary	1,120,984	1	—	—	112,020	—	—	—	—	112,021
Exercise of stock options, net of repurchase of unvested shares	—	—	179,461	—	1,702	—	—	—	—	1,702
Issuance of common stock through employee stock purchase plan	—	—	479,296	—	2,773	—	—	—	—	2,773
Deferred stock compensation from acquisitions	—	—	—	—	21,217	—	(21,217)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	13,542	—	—	13,542
Payments received on stockholder notes receivable	—	—	—	—	—	1,203	—	—	—	1,203
Unrealized gain on short-term investments	—	—	—	—	—	—	—	1,562	—	1,562
Net loss	—	—	—	—	—	—	—	—	(85,449)	(85,449)

Comprehensive loss										(83,887)

Balance at April 30, 2001	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

								Accumulated
	Series A					Notes		Other
	Preferred Stock		Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
					Paid-in	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2001	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiaries	580,172	1	—	—	50,138	—	—	—	—	50,139
Deferred stock compensation from acquisitions	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Issuance of common stock for completion of milestones on acquisition of subsidiaries	—	—	7,175,895	7	52,852	—	—	—	—	52,859
Conversion of Series A preferred stock issued upon acquisition of subsidiary to Common on a 3 for 1 basis	(1,701,156)	(2)	5,103,468	5	(3)	—	—	—	—	—
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	731,787	1	1,021	—	—	—	—	1,022
Issuance of common stock through employee stock purchase plan	—	—	377,790	—	4,018	—	—	—	—	4,018
Reversal of deferred stock compensation due to employees termination	—	—	—	—	(1,285)	—	1,285	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	11,963	—	—	11,963
Payments received on stockholder notes receivable	—	—	—	—	—	557	—	—	—	557
Beneficial conversion feature on convertible debt offering	—	—	—	—	38,270	—	—	—	—	38,270
Unrealized gain on short-term investments	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(218,738)	(218,738)

Comprehensive loss										(219,327)

Balance at April 30, 2002	—	$—	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

	Series A Preferred					Notes		Accumulated
	Stock		Common Stock		Additional	Receivable	Deferred	Other		Total
					Paid-in	from	Stock	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2002	—	$—	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002
Issuance of common stock and warrants upon acquisition of Genoa	—	—	6,753,247	7	6,391	—	—	—	—	6,398
Issuance of common stock upon conversion of note issued on acquisition of certain assets	—	—	4,027,446	4	6,746	—	—	—	—	6,750
Compensation expense related to options vesting acceleration	—	—	—	—	233	—	—	—	—	233
Issuance of common stock for completion of milestones related to acquisition of Transwave	—	—	87,095	—	485	—	—	—	—	485
Issuance of common stock for completion of milestones related to acquisition of Sensors Unlimited	—	—	3,160,335	3	1,634	—	—	—	—	1,637
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	(175,712)	—	(247)	237	—	—	—	(10)
Issuance of common stock through employee stock purchase plan	—	—	891,036	1	1,732	—	—	—	—	1,733
Reversal of deferred stock compensation due to employees termination	—	—	—	—	(6,855)	—	6,855	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	(1,719)	—	—	(1,719)
Payments received on stockholder notes receivable	—	—	—	—	—	174	—	—	—	174
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(500)	—	(500)
Foreign currency translation adjustment	—	—	—	—	—	—	—	550	—	550
Net loss	—	—	—	—	—	—	—	—	(619,753)	(619,753)

Comprehensive loss										(619,703)

Balance at April 30, 2003	—	$—	207,295,693	$207	$1,219,424	$(1,077)	$(1,045)	$841	$(943,370)	$274,980

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,

	2003	2002	2001

	(In thousands)
Operating activities
Net income (loss)	$(619,753)	$(218,738)	$(85,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,013	15,499	5,236
Compensation expense related to options vesting acceleration	233	—	—
Amortization of deferred stock compensation	(1,719)	11,963	13,542
Acquired in-process research and development	—	2,696	35,218
Amortization of beneficial conversion feature	4,784	2,509	—
Amortization of goodwill and other purchased intangibles	758	129,099	53,122
Amortization of acquired developed technology	21,983	27,119	10,900
Amortization of discount on restricted securities	(543)	—	—
Loss (gain) on sale of product lines	37,372	(14,627)	(19,099)
Other-than-temporary decline in fair value of investment	—	13,875	—
Share of losses of equity accounted investee	764	309	—
Impairment of minority investments	12,000	—	1,282
Tax benefit on employee stock options	—	—	21,191
Non-cash portion of restructuring charges	3,722	—	—
Impairment of goodwill and intangible assets	10,586	—	—
Cumulative effect of an accounting change to adopt SFAS 142	460,580	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,620	8,089	(17,800)
Inventories	21,619	2,919	(44,374)
Other assets	3,507	207	(21,003)
Income tax receivable	7,504	(2,709)	(5,029)
Deferred income taxes	—	(30,257)	(20,409)
Accounts payable	(11,044)	19,413	3,982
Accrued compensation	(3,044)	(300)	4,423
Other accrued liabilities	3,133	(6,201)	(5,074)
Other liabilities	—	—	110

Net cash used in operating activities	(18,925)	(39,135)	(69,231)

Investing activities
Purchases of property, equipment and improvements	(18,826)	(60,908)	(68,957)
Purchase of short-term investments	(98,203)	(67,306)	(467,428)
Sale/maturity of short-term investments	87,391	88,530	534,368
Purchase of restricted securities	—	(18,855)	—
Maturity of restricted securities	6,562	3,282	—
Acquisition of subsidiaries, net of cash assumed	23	(1,539)	(37,623)
Acquisition of product line assets	(243)	—	—
Purchase of minority investments	153	—	—
Proceeds from sale of product line	5,560	18,750	5,000
Purchase of, and loan to, minority investments	—	(13,630)	(29,622)

Net cash used in investing activities	(17,583)	(51,676)	(64,262)

Financing activities
Payments on capital lease obligations	(361)	(458)	(204)
Short-term borrowings	—	161	—
Repayments of borrowings under bank note	—	(1,628)	(1,029)
Payment received on stockholder note receivable	174	557	1,203
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	1,724	5,040	4,475
Proceeds from issuance of convertible debt, net of issue costs	—	120,882	—

Net cash provided by financing activities	1,537	124,554	4,445

Net increase (decrease) in cash and cash equivalents	(34,971)	33,743	(129,048)
Cash and cash equivalents at beginning of year	75,889	42,146	171,194

Cash and cash equivalents at end of year	$40,918	$75,889	$42,146

Supplemental disclosure of cash flow information
Cash paid for interest	$6,578	$3,391	$101

Cash paid for taxes	$159	$126	$6,783

Supplemental schedule of non-cash investing and financing activities
Deferred stock compensation from acquisitions	$—	$2,350	$21,217

Borrowing under capital lease obligations	$—	$—	$519

Issuance of promissory notes on acquisition of product line	$6,750	$—	$—

Issuance of common stock upon conversion of promissory note	$6,750	$—	$—

Issuance of common stock and warrants and assumption of options in connection with acquisitions	$6,883	$52,859	$542,075

Issuance of Series A preferred stock and assumption of options in acquisitions	$—	$50,138	$112,021

Intrinsic value of beneficial conversion feature on convertible debt	$—	$38,270	$—

Stock received as consideration for sale of product line	$—	$—	$16,430

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Description of Business

      Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware. Finisar Corporation designs, manufactures, and markets fiber optic subsystems and components and network test and monitoring systems for high-speed data communications.

Basis of Presentation

      These consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

      In fiscal 2000, the Company began to maintain its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2001 ended on July 30, 2000, October 29, 2000, and January 28, 2001, respectively. The first three quarters of fiscal 2002 ended on July 29, 2001, October 28, 2001 and January 27, 2002, respectively. The first three quarters of fiscal 2003 ended on July 28, 2002, October 27, 2002 and January 26, 2003, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

      The Company follows SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is generally recognized at the time of shipment when title and risk of loss passes to the customer, unless the Company has future unperformed obligations or is required to obtain customer acceptance, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

      At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company also provides an allowance for estimated customer returns, which is netted against revenue.

Segment Reporting

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has determined that it operates in two segments consisting of optical subsystems and components and network test and monitoring systems.

Concentrations of Credit Risk

      Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2003, one optical subsystems and components customer, Hewlett-Packard, represented 10.3% of total accounts receivable. At April 30, 2002 two optical subsystems and components customers, Emulex and EMC, represented 15.5% and 12.5% of total accounts receivable, respectively.

Current Vulnerabilities Due to Certain Concentrations

      Finisar sells products primarily to customers located in North America. During fiscal 2003, one optical subsystems and components segment customer, Cisco, represented 10.4% of total revenues. During fiscal 2002, two optical subsystems and components segment customers, EMC and Emulex, represented 11.9% and 11.4% of total revenues, respectively. During fiscal 2001, three optical subsystems and components segment customers, Brocade, EMC and Emulex, represented 20.1%, 17.3% and 11.0% of total revenues, respectively. No other customer accounted for more than 10% of revenues in any of these fiscal years.

Foreign Currency Translation

      The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.

Research and Development

      Research and development expenditures are charged to operations as incurred.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $750,000 in fiscal 2003, $630,000 in fiscal 2002, and $346,000 in fiscal 2001.

Shipping and Handling Costs

      The Company records costs related to shipping and handling in cost of sales for all periods presented.

Cash and Cash Equivalents

      Finisar’s cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

Short-Term

      Short-term investments consist of interest bearing securities with maturities of greater than 90 days from the date of purchase and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Restricted Investments

      Restricted investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and investments held in escrow under the terms of the Company’s convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity. Held-to-maturity securities are stated at amortized cost.

Other

      The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or for entities in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment.

Fair Value of Financial Instruments

      The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Fair value for investments in public companies is determined using quoted market prices for those securities.

Inventories

      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month demand forecast and, in addition to the demand forecast, the Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of goodwill and other intangibles has been provided on a straight-line basis over periods ranging from three to five years. The amortization of goodwill ceased with the adoption of SFAS 142 beginning in the first quarter of fiscal 2003 (see Note 4).

Accounting for the Impairment of Long-Lived Assets

      The Company periodically evaluates whether changes have occurred to long-lived assets that would require revision of the remaining estimated useful life of the property, improvements and assigned intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

Stock-Based Compensation

      Finisar accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS No. 148, “Accounting for Stock-based Compensation — Transition and Disclosure.” The Company accounts for stock issued to non-employees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunctions with Selling Goods, or Services.”

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under the Company’s Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Fiscal Years Ended April 30,

	2003	2002	2001

Net loss:
As reported	$(619,753)	$(218,738)	$(85,449)

Add stock based employee compensation reported in net loss	(1,719)	11,963	13,542

Deduct total stock based employee compensation expense determined under fair value based method for all awards	(9,288)	(42,986)	(20,360)

Pro forma	$(630,760)	$(249,761)	$(92,267)

Basic and diluted net loss per share:
As reported	$(3.17)	$(1.21)	$(0.53)

Pro forma	$(3.22)	$(1.38)	$(0.58)

      The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the Company’s stock options grants subsequent to the initial public offering was valued using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for fiscal years 2003, 2002, and 2001: risk-free interest rates of 2.4% for 2003, 4.7% for 2002 and 5% for 2001; a dividend yield of 0%; a volatility factor of 1.27 for 2003, 1.24 for 2002 and 1.49 for 2001; and a weighted-average expected life of the option of 1.46 years.

Net Income (Loss) Per Share

      Basic and diluted net income per share are presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,

	2003	2002	2001

Numerator:
Net loss	$(619,753)	$(218,738)	$(85,449)
Denominator for basic net loss per share:
Weighted-average shares outstanding — total	200,382	193,297	174,172
Weighted-average shares outstanding — subject to repurchase	(2,681)	(5,671)	(8,651)
Weighted-average shares outstanding — performance stock	(2,035)	(6,490)	(5,507)

Weighted-average shares outstanding — basic and diluted	195,666	181,136	160,014

Basic and diluted net loss per share	$(3.17)	$(1.21)	$(0.53)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	2,975	7,841	5,578
Stock subject to repurchase	2,681	5,671	8,651
Convertible debt	22,645	12,222	—
Differed share consideration in acquisitions	1,455	281	788
Warrants assumed in acquisition	86	10	2
Series A preferred stock issued in acquisition	—	699	350

Potentially dilutive securities	29,842	26,724	15,369

Comprehensive Income

      Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. As of April 30, 2003 and 2002, accumulated other comprehensive income was approximately $841,000 and $791,000, respectively. The amount of the change in net unrealized gain on available-for-sale securities in fiscal 2003, 2002 and 2001 was approximately $500,000, $589,000, and $1,562,000, respectively. Foreign currency translation adjustments for fiscal 2003 were $550,000. No foreign currency translation adjustments were incurred in fiscal 2002 or 2001. Accumulated other comprehensive income of $841,000 at April 30, 2003 is comprised of net unrealized gains on available-for-sale securities of $291,000 and cumulative translation adjustments of $550,000. Accumulated other comprehensive income of $791,000 at April 30, 2002 is solely comprised of net unrealized gains on available-for-sale securities.

Effect of New Accounting Statements

      In June 2001, the FASB issued SFAS 141 “Business Combinations” and SFAS 142 “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

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

      The Company adopted SFAS 142 on May 1, 2002, and the Company performed the required transitional impairment testing as of the same date and recognized a transitional impairment loss of $460.6 million as a cumulative effect of an accounting change during the quarter ended July 31, 2002. See Note 4 for additional information regarding the impact to the Company’s financial statements as a result of the adoption of SFAS 142.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144, which supersedes SFAS 121, establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Company adopted SFAS 144 on May 1, 2002. Initial adoption of this statement did not have a significant impact on the Company’s financial condition or operating results.

      In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The Company’s existing restructuring activities will not be effected by the adoption of this statement.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has included the required additional disclosures in Note 1 to its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating potential effect of FIN 46 on its operating results and financial position.

2.	Business Combinations and Asset Acquisitions

      The following is a summary of business combinations (“BC”) and asset acquisitions (“AA”) made by the Company during the three year period ended April 30, 2003. All of the business combinations were accounted for under the purchase method of accounting:

Entity Name	Type	Description of Business	Acquisition Date

Fiscal 2003
Genoa Corporation (“Genoa”)	BC	Active optical components for data communication and telecommunications applications	April 3, 2003
New Focus Inc (“New Focus”)	AA	Purchase of certain assets and intellectual property of New Focus’ passive optical components line	May 10, 2002
Fiscal 2002
AIFOtec, GmbH (“Aifotec”)	AA	Subsystem processes for assembly and testing of optical modules for telecom applications	February 5, 2002
Transwave Fiber, Inc. (“Transwave”)	BC	Passive optical components for data communication and telecommunications applications	May 3, 2001
Fiscal 2001
Shomiti Systems, Inc. (“Shomiti”)	BC	Products that analyze and monitor the performance of Ethernet networks	March 23, 2001
Medusa Technologies, Inc. (“Medusa”)	BC	Training and testing services focusing on Fibre Channel and other networking technologies	March 2, 2001
Demeter Technologies, Inc. (“Demeter”)	BC	Long wave Fabry Perot and distributed feedback lasers	November 21, 2000
Sensors Unlimited, Inc. (“Sensors Unlimited”)	BC	Optical components that monitor DWDM systems	October 17, 2000

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the consideration paid by the Company for each of its acquisitions:

	Stock		Options/Warrants

		Number and		Number and	Cash Including	Total
	Value	Type of	Value	Type of	Acquisition Costs	Consideration
Entity Name	($000)	Shares(1)	($000)	Shares(2)	($000)	($000)

Fiscal 2003
Genoa	5,727	6,753,247(C)	671	1,029,601(W)	500	6,898
New Focus	6,750	4,027,446(C)	—	—	5,384	12,134
Fiscal 2002
Aifotec	—	—	—	—	2,500	2,500
Transwave	37,840	580,172(P)	11,806	182,463(P)	493	50,139
Fiscal 2001
Shomiti	100,898	1,120,984(P)	11,032	139,991(P)	1,206	113,227
Medusa	—	—	96	—	7,316	7,412
Demeter	168,882	6,020,012(C)	15,438	491,448(C)	3,373	187,693
Sensors Unlimited	317,342	9,481,032(C)	12,675	381,417(C)	25,156	355,173

(1)	Excludes contingent consideration.

(2)	Shares of common stock (C), shares of convertible Series A preferred stock (P), or warrants to purchase common stock (W).

      At the closing of the acquisition of Sensors Unlimited, 9,481,109 shares of Finisar common stock were issued to the former stockholders of Sensors Unlimited (the “Initial Consideration”) and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow to be released subject to certain development milestones (the “Deferred Consideration”). As of April 30, 2003, all of the Deferred Consideration had been released.

      At the closing of the acquisition of Transwave, 580,172 shares of Finisar convertible Series A preferred stock (1,740,516 shares of common stock as a result of subsequent conversion) were issued to the former stockholders of Transwave (the “Initial Consideration”) and 290,131 shares of convertible Series A preferred stock (870,393 shares of common stock as a result of conversion), or approximately one-third of the shares issued pursuant to the transaction, were deposited into escrow (the “Deferred Consideration”). One-third of the shares deposited in escrow are required to be released on each of the first three anniversaries of the closing date subject to the achievement of certain financial, development and personnel milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. As of April 30, 2003, 290,131 shares of Finisar common stock were earned as Deferred Consideration in accordance with the provisions of the merger agreement. As a result, during the first quarter of fiscal 2003, additional goodwill of $485,000 was recorded in the optical subsystems and components reporting unit.

      At the date of the Sensors Unlimited and Transwave acquisitions, only the Initial Consideration was recorded for accounting purposes, since the payment of the Deferred Consideration was contingent upon future events that were not then assured of occurring beyond a reasonable doubt. The Deferred Consideration is recorded as additional purchase cost at the then current market price of the common stock if and when the milestones are attained.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the initial purchase price allocation for each of the Company’s acquisitions (in thousands):

	Intangible Assets Acquired

	Net		In-process					Deferred
	Tangible	Developed	Research &	Assembled	Customer			Income	Deferred
Entity Name	Assets	Technology	Development	Workforce	Base	Tradename	Goodwill	Taxes	Compensation	Total(1)

Fiscal 2003
Genoa	$1,929	$1,131	$—	$—	$—	$—	$3,838	$—	$—	$6,898
New Focus	1,512	10,622	—	—	—	—	—	—	—	12,134
Fiscal 2002
Aifotec	2,500	—	—	—	—	—	—	—	—	2,500
Transwave	15	10,387	2,696	946	125	—	39,143	(5,523)	2,350	50,139
Fiscal 2001
Shomiti	(1,241)	37,092	5,997	1,449	3,522	2,267	80,700	(18,432)	1,873	113,227
Medusa	653	910	—	490	160	600	5,424	(890)	65	7,412
Demeter	3,716	32,381	6,457	380	244	—	149,648	(18,434)	13,301	187,693
Sensors Unlimited	740	54,825	22,764	1,539	1,901	3,722	288,677	(24,974)	5,979	355,173

(1)	Excludes contingent consideration earned/to be earned

      The amounts allocated to in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisitions, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years.

      The Company has recorded certain acquisition-related purchase consideration as deferred stock based compensation in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Those amounts represent the intrinsic value on the date of closing of the acquisition of the unvested Finisar stock options exchanged for options held by employees of the companies. The stock compensation expense is being recognized on the graded vesting method over the related vesting period of the options of three to four years.

      The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of the respective acquisitions. The following unaudited pro forma information for fiscal 2003, 2002 and 2001 presents net revenue, net loss and net loss per share for each of these periods as if these transactions were consummated on the first day of the year preceding the acquisition except in-process research and development which is recorded in the year the transactions closed. This unaudited pro forma information does not purport to represent the Company’s actual results of operations had the acquisitions occurred on the first day of the year preceding the acquisition, or to be indicative of the Company’s operating results for any future periods (in thousands, except per share data).

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended April 30,

	2003	2002	2001

Revenue	$166,807	$147,410	$212,472

Loss before cumulative effect of an accounting change	$(186,825)	$(255,154)	$(146,953)
Cumulative effect of an accounting change to adopt SFAS 142	(460,580)	—	—

Net loss	$(647,405)	$(255,154)	$(146,953)

Net loss per share basic and diluted	$(3.21)	$(1.36)	$(0.92)

3.	Loan Related to Acquisition of Assets from New Focus

      In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million which was convertible into shares of the Company’s common stock. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. The remaining consideration, totaling $5.4 million, represents a minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition. Because such payments are not fixed in time, they were not discounted as otherwise required under Accounting Principles Board Opinion No. 21.

4.	Purchased Intangible Assets Including Goodwill

      In accordance with the adoption of SFAS 142, the Company performed the required annual two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million was related to optical subsystems and components and $54.2 million was related to network test and monitoring systems. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

      The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The optical subsystems and components calculation assumed an accelerating rate of growth through fiscal 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal 2010 (compound growth rate of 27 percent). The same calculation for network test and monitoring systems assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

      In future years, a reduction of the estimated fair values associated with certain of the Company’s reporting units could result in an additional impairment loss. Also, the Company is contingently obligated to release from escrow additional stock consideration related to the acquisition of Transwave, subject to the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

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

      The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Year Ended April 30,

	2003	2002	2001

Reported net loss	$(159,173)	$(218,738)	$(85,449)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	127,781	52,592

Adjusted loss before cumulative effect of an accounting change	(159,173)	(90,957)	(32,857)
Cumulative effect of an accounting change	(460,580)	—	—

Adjusted net loss	$(619,753)	$(90,957)	$(32,857)

Adjusted basic and diluted net loss per share:
Reported basic net loss per share	$(0.82)	$(1.21)	$(0.53)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	0.71	0.32
Adjusted loss before cumulative effect of an accounting change	(0.82)	(0.50)	(0.21)

Cumulative effect of an accounting change	(2.35)	—	—

Adjusted basic net loss per share	$(3.17)	$(0.50)	$(0.21)

      The following table reflects the changes in the carrying amount of goodwill (including assembled workforce and customer base) by reporting unit (in thousands).

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total

Balance at April 30, 2002	$403,708	$66,788	$470,496
Transfer to goodwill
— Workforce	1,547	1,185	2,732
— Customer base	1,102	2,250	3,352

Adjusted balance at April 30, 2002	406,357	70,223	476,580
Addition related to achievement of milestones	485	—	485
Addition related to acquisition of subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at April 30, 2003	$3,838	$16,000	$19,838

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 3, 2002, the Company recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration, since the Company’s transitional impairment charge, recorded in the first quarter of the fiscal 2003, indicated it could not be supported. The Company recorded additional goodwill in the optical subsystems and components reporting unit of $3,838,000 in conjunction with the acquisition of Genoa.

      The following table reflects intangible assets subject to amortization as of April 30, 2002 and April 30, 2003 (in thousands):

	April 30, 2002(1)

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$135,656	$(38,018)	$97,638
Trade name	6,589	(1,847)	4,742

Totals	$142,245	$(39,865)	$102,380

	April 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(38,242)	$51,283
Trade name	2,867	(1,240)	1,627

Totals	$92,392	$(39,482)	$52,910

(1)	Reflects the values of intangibles after reclassification of assembled workforce and customer base to goodwill described in the preceding table.

      The amortization expense on these intangible assets for the fiscal year ended April 30, 2003 was $22.7 million compared to $28.4 million for the fiscal year ended April 30, 2002. Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2004	$19,190
2005	19,190
2006	12,972
2007	1,280
2008	278

      In November 2002, the Company discontinued a product line at its Demeter subsidiary that was not making a significant contribution to its operating results and was no longer considered a key part of the Company’s product strategy. The discontinued product line had been included in the optical component and subsystems segment. Certain assets of Demeter were sold to an unaffiliated party in conjunction with the product line discontinuation. As a result of the discontinuation of the product line, the Company will no longer utilize certain intangible assets obtained in the Demeter acquisition that were associated with that product line. The Company wrote off these assets, valued at $10.1 million, and the resulting charge was reported as an impairment of goodwill and intangible assets.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Available-For-Sale Investments

Short-Term

      The following is a summary of the Company’s available-for-sale investments as of April 30, 2003 and 2002 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2003
Debt:
Corporate	$67,486	$660	$(7)	$68,139
Government agency	21,406	100	(2)	21,504
Municipal	2,448	2	—	2,450

	91,340	762	(9)	92,093
Equity:
Corporate (investment in Ciena)	2,156	—	(462)	1,694

Total	$93,496	$762	$(471)	$93,787

Reported as:
Cash equivalents	$15,267	$—	$—	$15,267
Short-term investments	78,229	762	(471)	78,520

	$93,496	$762	$(471)	$93,787

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2002
Debt:
Corporate	$56,526	$361	$(49)	$56,838
Government agency	45,837	1	—	45,838
Municipal	21,855	258	—	22,113

	124,218	620	(49)	124,789
Equity:
Corporate (investment in Ciena)	2,335	220	—	2,555

Total	$126,553	$840	$(49)	$127,344

Reported as:
Cash equivalents	$59,140	$—	$(4)	$59,136
Short-term investments	67,413	840	(45)	68,208

	$126,553	$840	$(49)	$127,344

      Included in the above table as of April 30, 2003 are investments of $33,396,000 with maturities in the years ended April 30, 2005 and 2006 of $27,383,000 and $6,013,000, respectively. Included in the above table as of April 30, 2002 are investments of $20,945,000 with maturities in the years ended April 30, 2004 and 2005 of $8,013,000 and $12,932,000, respectively. While these instruments mature after one year from the balance

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet date, they have been classified as current assets because they are readily marketable and the Company views these investments as assets which are available within the year following the balance sheet date should the need arise. The net realized gains for the years ended April 30, 2003 and 2002 totaled $396,000 and $438,000, respectively. The gross realized losses were immaterial for both years.

Restricted Securities

      The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 5 1/4% convertible subordinated notes U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the next three scheduled interest payments due on the notes. The following table summarizes the Company’s restricted securities in terms of type of investment, amortized cost, gross unrealized loss and fair market value as of April 30, 2003 and April 30, 2002 (in thousands). There were no unrealized gains in either period.

		Gross
	Amortized	Unrealized	Market
Investment Type	Cost	Loss	Value

As of April 30, 2003
Government agency	$10,044	$(292)	$9,752

Classified as:
Short term — less than 1 year	$6,737	$(215)	$6,522
Long term — 1 to 3 years	3,307	(77)	3,230

Total	$10,044	$(292)	$9,752

		Gross
	Amortized	Unrealized	Market
Investment Type	Cost	Loss	Value

As of April 30, 2002
Government agency	$16,063	$(262)	$15,801

Classified as:
Short term — less than 1 year	$6,560	$(69)	$6,491
Long term — 1 to 3 years	9,503	(193)	9,310

Total	$16,063	$(262)	$15,801

Cost Method Investments

      Included in minority investments is $18.1 million and $29.9 million at April 30, 2003 and 2002, respectively, representing the carrying value of the Company’s minority investment in seven privately held companies accounted for under the cost method. During the fiscal year ended April 30, 2003, the Company recorded charges of $12.0 million for the impairment in value of these investments which are recorded on the statement of operations under other income (expense). There was no corresponding charge recorded in fiscal 2002.

Equity Method Investments

      Included in minority investments is $4.0 million and $4.7 million at April 30, 2003 and 2002, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. At April 30, 2003, the Company had a 21.2% ownership interest in Quintessence Photonics. Also included in minority investments is the Company’s loan of $6.7 and

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7.0 million at April 30, 2003 and 2002 to this private company. During the fiscal years ended April 30, 2003 and 2002 the Company recorded expenses of $764,000 and $309,000, respectively, representing its share of the loss of the investee, which is recorded in other income (expense), net on the statement of operations.

6.     Inventories

      Inventories consist of the following (in thousands):

	April 30,

	2003	2002

Raw materials	$23,366	$36,246
Work-in-process	7,808	17,439
Finished goods	5,296	6,228

	$36,470	$59,913

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

      In fiscal 2003, the Company recorded additional charges of $24.3 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $15.1 million. As a result, cost of revenue associated with the sale of this inventory was zero.

7.     Property, Equipment and Improvements

      Property, equipment and improvements consist of the following (in thousands):

	April 30,

	2003	2002

Land	$18,781	$18,786
Building	21,218	21,169
Computer equipment	23,673	19,674
Office equipment, furniture and fixtures	2,930	3,209
Machinery and equipment	79,174	76,957
Leasehold improvements	8,013	7,480

Total	153,789	147,275
Accumulated depreciation and amortization	(41,664)	(22,250)

Property, equipment and improvements (net)	$112,125	$125,025

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Commitments

      Future minimum payments under non-cancelable operating lease agreements are as follows as of April 30, 2003 (in thousands):

Operating
Leases

Fiscal years ending April 30:
2004	$3,479
2005	3,588
2006	3,273
2007	1,020
2008	197
Thereafter	49

Total minimum payments required	$11,606

      Rent expense was approximately $4.0 million in fiscal 2003, $5.1 million in fiscal 2002 and $3.4 million in fiscal 2001. The Company subleased a portion of its facilities that it considered to be in excess of its requirements. Sublease income was $142,000 in fiscal 2003, $1.7 million in fiscal 2002 and $2.7 million in fiscal 2001. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

9.     Sale of Convertible Subordinated Notes

      On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the Notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.

      Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2003 and 2002, the Company recorded in interest expense amortization of $4.8 million and $2.5 million, respectively.

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

      The Notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part, at any time on or after October 15, 2004 up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest.

      Upon a change in control of the Company, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash the Company may, at its option, pay it in shares of the Company’s common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.

      The notes are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC’s nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

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

      As at April 30, 2003 and 2002, the fair value of the Company’s convertible subordinated debt was approximately $67.8 million and $168.0 million, respectively.

10.     Stockholders’ Equity

Common Stock and Preferred Stock

      On June 19, 2001, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Thereafter, the preferred stock issued in the acquisitions of Shomiti and Transwave and options to purchase preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into common stock on a 3-for-1 basis. As at April 30, 2003, Finisar is authorized to issue 500,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Common stock subject to future issuance as of April 30, 2003 is as follows:

Conversion of convertible notes	22,644,928
Exercise of outstanding warrants	1,039,754
Exercise of outstanding options	26,214,173
Available for grant under stock option plans	18,193,407
Common stock reserved for issuance under the employee stock purchase plan	501,578

68,593,840

      In connection with the acquisition of Transwave, the remaining unearned Deferred Consideration of 580,262 shares of common stock which are held in escrow and may be earned in future periods (see Note 2) are not included in the accompanying balance sheet and are excluded from the table above. Any future Deferred Consideration will be recorded as goodwill and be subject to the impairment testing under SFAS 142.

Warrants

      In connection with the acquisition of Shomiti, the Company assumed warrants to purchase stock of Shomiti. These warrants entitle the holder to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.

      In conjunction with the acquisition of Genoa, the Company assumed warrants to purchase stock of Genoa and issued warrants to purchase stock of Finisar. The warrants assumed entitle the holders to purchase 29,766 shares of Finisar common stock at an exercise price of $15.25 and expire at various dates through 2011. The warrants issued by the Company entitle the holders to purchase 999,835 shares of Finisar common stock at an exercise price of $1.00 per share and expire at various dates through 2011. None of the warrants have been exercised to date.

     Preferred Stock

      The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. Pursuant to such Board action in March 2001, the Company designated 4,500,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock was automatically convertible into three shares of the Company’s common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of the Company’s common stock to not less than the number of shares sufficient to allow the conversion of each share of the Series A Preferred Stock (the “Charter Amendment”). Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock had the same rights as a holder of the number of shares of the Company’s common stock into which the share of Series A Preferred Stock was convertible with respect to the rights to vote, to receive dividends and to receive distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti and Transwave. On June 19, 2001, the Charter Amendment was approved and the outstanding shares of the Series A Preferred Stock were automatically converted into common stock on a 3-for-1 basis upon the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State. As of April 30, 2003 and 2002, no shares of the Company’s Series A Preferred Stock were issued and outstanding. None of the 5,000,000 shares of preferred stock the Company is authorized to issue have any designated rights, preferences or privileges.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      Finisar’s 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in September 1999. A total of 750,000 shares of common stock were reserved for issuance under the plan, cumulatively increased by 750,000 shares on May 1, 2001 and each May 1 thereafter through May 1, 2010. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed by Finisar for more than 20 hours per week and more than five months in any calendar year. The plan is implemented during sequential 12-month offering periods, generally commencing on or about December 1 of each year.

      In addition, a six-month offering period will generally commence on June 1 of each year.

      The employee stock purchase plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower.

Stock Option Plans

      As discussed in Note 1 and as permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), Finisar has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees.

      During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the “Plans”). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2003 and 2002, 1,572,891 and 4,402,589 shares issued upon exercise of options are subject to repurchase.

      Finisar’s 1999 Stock Option Plan was amended by the board of directors and approved by the stockholders in September 1999. The amendment increased the aggregate maximum number of shares that may be issued under the Plan on May 1, 2001 and each May 1 thereafter by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options.

      In connection with the acquisitions of Sensors Unlimited and Demeter, the Company agreed to limit the number of options that could be granted under the Company’s 1999 stock option plan. The Company also agreed to suspend the automatic annual increase in shares reserved for issuance under the 1999 stock option plan until the number of shares of its common stock authorized for issuance has been increased. Because of the limit to the number of options that could be granted under the 1999 stock option plan, options to purchase Finisar preferred stock were issued in conjunction with the assumption of all options outstanding upon the acquisition of Shomiti, Medusa and Transwave. These options on preferred stock were automatically convertible to options to purchase Finisar common stock on a one-for-three basis at such time as sufficient common stock was authorized for issuance. Following the stockholders’ approval of the increase in the number of shares of common stock authorized to be issued on June 19, 2001, the limit on the number of options that could be granted under the 1999 stock option plan and the suspension of the automatic annual increase in shares reserved for issuance were lifted, and the options for Finisar preferred stock were converted to options for Finisar common stock. In aggregate the Company authorized, after conversion of options for preferred stock, the issuance of options to purchase 1,848,239 shares of Finisar common stock in connection with the assumption of all options upon the acquisitions of Sensors Unlimited, Demeter, Shomiti, Medusa and

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transwave. The new options that were issued carry forward the same vesting schedules as the underlying options assumed, which generally vest over four years.

      A summary of activity under the Plans is as follows:

		Options Outstanding

	Options Available			Weighted-Average
Options for Common Stock	for Grant	Number of Shares	Price Per Share	Exercise Price

Options granted	(8,299,815)	(8,299,815)	$7.0600-$32.5000	$21.247
Increase in authorized shares related to acquisitions	880,877	—	—	—
Options assumed in acquisitions	(880,877)	880,877	$0.2300-$ 0.9600	$0.749
Options exercised	—	(752,461)	$0.0170-$ 6.3330	$1.941
Options repurchased	573,000	—	$0.0430-$ 0.4375	$0.210
Options canceled	211,795	(211,795)	$6.3333-$30.875	$24.505
Options expired	(333,000)	—	—	—
Decrease in authorized shares	(5,500,000)	—	—	—

Balance at April 30, 2001	780,795	13,895,142	$0.0170-$32.500	$13.043
Increase in authorized shares	20,557,890	—	—	—
Increase in authorized shares related to acquisitions	975,374	—	—	—
Options granted	(9,851,000)	9,851,000	$3.8400-$19.1100	$4.2289
Options converted from preferred options	(5,752,620)	5,752,620	$10.2300-$12.625	$1.4400
Options exercised	—	(965,923)	$3.6999-$23.0895	$1.1076
Options repurchased	238,800	—	$0.0433-$1.0000	$0.3912
Options canceled	1,926,245	(1,926,245)	$0.1600-$30.8750	$11.7534
Options expired	(212,286)	—	—	—

Balance at April 30, 2002	8,663,198	26,606,594	$0.0170-$32.500	$7.1709
Increase in authorized shares	9,819,018	—	—	—
Options granted	(23,833,800)	23,833,800	$0.4900-$01.7300	$1.3800
Options exercised	—	(220,265)	$0.0200-$04.0100	$0.6400
Options canceled	24,005,956	(24,005,956)	$0.0500-$32.5000	$8.2800
Shares repurchased	342,597	—	$0.4400-$01.0000	$0.6400
Options expired	(803,562)	—	—	—

Balance at April 30, 2003	18,193,407	26,214,173	$0.0433-$22.5000	$3.3087

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding for common stock at April 30, 2003:

		Exercisable

			Weighted-Average
	Number Outstanding	Number Exercisable	Remaining	Weighted-Average
Exercise Price for Common Stock	at April 30, 2003	at April 30, 2003	Contractual Life	Exercise Price

			(In years)
$00.0433-$00.4900	3,086,588	2,306,317	6.22	$00.1283
$00.5100-$00.6667	178,500	178,500	7.03	$00.6316
$00.7600-$00.7600	2,670,000	0	10.00	$00.0000
$00.8400-$01.4600	2,727,524	603,132	9.09	$01.1728
$01.4800-$01.4800	54,000	8,800	9.28	$01.4800
$01.5000-$01.5000	8,022,460	1,352,990	9.15	$01.5000
$01.7300-$03.6667	2,655,735	228,206	8.73	$03.2078
$03.8400-$03.8400	3,792,517	811,793	8.42	$03.8400
$04.0100-$21.7083	2,641,049	1,101,825	7.55	$15.1020
$22.1250-$22.5000	385,800	154,400	7.41	$22.1279

$0.0433-$22.5000	26,214,173	6,745,963	8.54	$04.0119

      The weighted-average fair value of options granted for common stock was $1.06 during fiscal 2003 and $3.74 during fiscal 2002.

      In connection with the acquisitions of Shomiti, Medusa and Transwave, the Company’s board of directors adopted the Finisar Corporation 2001 nonstatutory stock option plan which provided for the grant of nonstatutory options to purchase shares of Series A Preferred Stock. The 2001 stock option plan was primarily used for the grants of options to employees of Shomiti, Medusa and Transwave following completion of the acquisitions of these companies. The 2001 stock option plan also permits the Company to grant nonstatutory stock options to its other employees.

      On June 19, 2001, the Company’s stockholders approved an increase in the authorized shares of the Company’s common stock and the options to purchase shares of Series A preferred stock were automatically converted into options to purchase common stock on a 3-for-1 basis upon the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the plan is as follows:

		Options Outstanding

	Options Available			Weighted-Average
Options for Preferred Stock	for Grant	Number of Shares	Price Per Share	Exercise Price

Options authorized	1,950,000	—	—	—
Options granted	(1,595,586)	1,595,586	$30.69-$37.875	$33.12
Increase in authorized shares related to acquisitions	139,991	—	—	—
Options assumed in acquisitions	(139,991)	139,991	$0.60-$12.39	$9.315
Options canceled	500	(500)	$30.69	$30.69

Balance at April 30, 2001	354,914	1,735,077	$0.60-$37.875	$31.20
Increase in authorized shares related to acquisitions	182,463	—	—	—
Options assumed in acquisitions	(182,463)	182,463	$0.48	$0.48
Options converted to common stock options	—	(1,917,540)	$0.48-$12.39	$4.32
Decrease in authorized shares	(354,914)	—	—	—

Balance at April 30, 2002 and 2003	—	—	—	—

Option Exchange Program

      On November 8, 2002, the Company announced that its board of directors had approved a voluntary stock option exchange program for eligible option holders. Under the program, eligible holders of the Company’s options who elected to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date at least six months and one day after the date of cancellation. Members of the Company’s board of directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002. As of that date, holders of options to purchase an aggregate of 11,816,890 shares of common stock tendered their shares for cancellation.

      On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted at an exercise price of $1.80 per share, the closing price for the Company’s common stock on that date. Each new option preserves the vesting schedule and the vesting commencement date of the option it replaced. The Company expects that there will be no accounting charges as a result of this stock option exchange program.

Restricted Shares Issued for Promissory Notes

      Certain employees have exercised options to purchase shares of common stock in exchange for promissory notes. All notes are full recourse, are secured by the shares and bear interest at a rate of 6% per annum. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of the Company. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years. As of April 30, 2003 and 2002, 1,898,464 and 2,956,822 shares, respectively, issued upon exercise of options in exchange for secured promissory notes, were outstanding.

Deferred Stock Compensation

      In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation related to the assumptions of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholders’ equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal years 1999 and 2000 and assumptions of stock options associated with companies acquired during the fiscal year 2001 and fiscal year 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1.719)
Fiscal year ending April 30, 2004 (unaudited)	—	856
Fiscal year ending April 30, 2005 (unaudited)	—	188

Total	$30,789	$30,789

11.     Income Taxes

      The expense (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,

	2003	2002	2001

Current:
Federal	$—	$(8,309)	$17,537
State	229	—	5,349

	229	(8,309)	22,886

Deferred:
Federal	—	(27,802)	(17,311)
State	—	(2,455)	(4,555)

	—	(30,257)	(21,866)

Provision for income taxes	$229	$(38,566)	$1,020

      The tax benefit associated with exercises of stock options assumed in acquisitions reduced taxes currently payable by $21.2 million in fiscal year 2001 and was recorded as a reduction of goodwill.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows:

	Fiscal Years Ended April 30,

	2003	2002	2001

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	(0.03)	1.60	1.80
Tax Exempt interest	(0.26)	(0.30)	(2.40)
Valuation allowance	8.09	1.80	—
Non-deductible amortization	1.20	17.60	21.40
Non-deductible acquired in-process research and development	0.00	0.40	14.60
Impairment of goodwill	25.98	—	—
Other	0.06	(1.00)	0.80

	0.04%	(14.90)%	1.20%

      The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended
	April 30,

	2003	2002

Deferred tax assets:
Inventory writedowns	$12,436	$18,705
Accruals and reserves	4,888	7,681
Tax credits	5,327	1,422
Net operating loss carryforwards	101,276	42,428
Other	—	1,008

Total deferred tax assets	123,927	71,245
Valuation allowance	(100,150)	(27,016)

Net deferred tax assets	23,777	44,229
Deferred tax liabilities:
Acquired intangibles	(20,127)	(44,229)
Tax depreciation over book depreciation	(3,650)	—

Total deferred tax liabilities	(23,777)	(44,229)

Total net deferred tax assets (liabilities)	$—	$—

      The valuation allowance increased by approximately $73.1 million and $10.6 million in fiscal 2003 and 2002, respectively.

      Approximately $9.7 million of the valuation allowance at April 30, 2003 is attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. Approximately $7.0 million of the valuation allowance at April 30, 2003 is attributable to stock option deductions that when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries.

      At April 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $227.8 million and $165.8 million respectively, and federal and state tax credit carryforwards of approximately $2.9 million and $2.4 million, respectively. The net operating loss and tax credit carryforwards will expire at

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various dates beginning in 2006, if not utilized. Due to changes in California tax legislation, net operating losses will not be available to offset income earned in fiscal year ended April 30, 2004, if any, for California state income tax purposes.

      Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

      The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at April 30, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

12.     Segments and Geographic Information

      The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transmitters, receivers and transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access networks (MAN) applications, and digital return path products for cable television networks (CATV) networks. The Company also sells a number of optical components manufactured by the Company and used in its optical subsystems to other equipment manufacturers. These components include photodetectors and positive intrinsic negative (PIN) receivers, lasers and passive components for wavelength division multiplexing (WDM) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for Fibre Channel, Gigabit Ethernet and the Infiniband protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

      Operating segments and corporate sales report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,

	2003	2002	2001

Revenues:
Optical subsystems and components	$136,846	$112,333	$158,333
Network test and monitoring systems	29,636	34,932	30,467

Total revenues	$166,482	$147,265	$188,800

Depreciation and amortization expense
Optical subsystems and components	$23,462	$11,579	$4,798
Network test and monitoring systems	551	1,904	438
Operating income:
Optical subsystems and components	(56,494)	(79,126)	(7,248)
Network test and monitoring systems	(3,253)	(5,474)	3,968

Operating loss	(59,747)	(84,600)	(3,280)
Unallocated amounts:
Amortization of acquired developed technology	(21,983)	(27,119)	(10,900)
Amortization of deferred stock compensation	1,719	(11,963)	(13,542)
In-process research and development	—	(2,696)	(35,218)
Amortization of other intangibles	(758)	(129,099)	(53,122)
Impairment of goodwill and intangible assets	(10,586)	—	—
Restructuring costs	(9,378)	—	—
Other acquisition costs	(198)	(3,119)	(1,130)
Interest income (expense), net	(6,699)	(68)	14,217
Other non-operating income (expense), net	(51,314)	1,360	18,546

Loss before income tax	$(158,944)	$(257,304)	$(84,429)

      The following is a summary of total assets by segment (in thousands):

	April 30,

	2003	2002

Optical subsystems and components	$240,297	$760,382
Network test and monitoring systems	54,912	123,515
Other	128,397	157,384

	$423,606	$1,041,281

      Cash, short-term, restricted and minority investments are the primary components of other in the above table.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,

	2003	2002	2001

Revenues from sales to unaffiliated customers:
United States	$123,080	$114,354	$159,100
Rest of the world	43,402	32,911	29,700

	$166,482	$147,265	$188,800

      Revenues generated in the U.S. are all from sales to customers located in the United States.

      The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,

	2003	2002

Long-lived assets
United States	$197,564	$732,986
Malaysia	20,378	17,494
Rest of the world	5,295	3,285

	$223,237	$753,765

      The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Year Ended
	April 30,

	2003	2003

Optical subsystems and components	$18,345	$56,435
Network test and monitoring systems	$481	$3,700

13.     Pending Litigation

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court ruled on motions to dismiss the complaints filed by the remaining defendants. The motions were denied as to claims under the Securities Act of 1933 in the case involving the Company and in all but 10 of the other cases. The motions were also denied as to claims under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 of the other issuer defendants, on the basis that the complaints in these cases alleged that the respective issuers had acquired companies in exchange for their stock or conducted follow-on offerings after their initial public offerings. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. In July 2003, the Company determined to accept the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

14.     Loss On Sale of Assets of Sensors Unlimited, Inc.

      In October 2000, the Company acquired Sensors Unlimited, Inc. At the time of the acquisition, Sensors Unlimited had developed optical subsystems used for industrial spectroscopy and military applications as well as an optical performance monitor for telecommunication WDM applications. Following the acquisition, the Company redirected the research and development efforts of Sensors Unlimited to develop key components to be incorporated in its optical receivers used for data communications applications including positive intrinsic negative receivers (PINs) and avalanche photodiodes (APDs).

      On October 6, 2002, the Company entered into an agreement to sell certain assets and transfer certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The Company retained ownership of the intellectual property developed at Sensors Unlimited and licensed certain technology needed by the acquiror to develop, manufacture and sell products used primarily for industrial spectroscopy and military applications. Because Finisar will no longer utilize certain intangible assets purchased in the original acquisition and because the Sensors Unlimited trade name was transferred to the acquiror, the Company wrote off these assets in conjunction with the sale. The sale was completed on October 15, 2002, at which time Dr. Olsen resigned as an officer and director of Finisar. The Company also released from escrow the remaining deferred consideration of 3,160,413 shares of common stock originally placed in escrow as part of the acquisition of Sensors Unlimited.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company received $6.1 million in cash and a 19% equity interest in the acquiring company. For accounting purposes, no value has been placed on the 19% equity interest. The Company recorded a loss of $36.8 million in other income (expense) as a result of this transaction as follows (in thousands):

Amount

Proceeds from sale	$6,100
Net book value of tangible assets at time of sale	(12,852)
Net book value of purchased developed technology	(25,967)
Net book value of Sensors Unlimited tradename	(2,358)
Performance shares released from escrow	(1,637)
Other costs of the transaction	(125)

Loss on sale	$(36,839)

15.     Restructuring and Assets Impairments

      During the year ended April 30, 2003 the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that have impacted its operations and resulted in lower than anticipated revenues. In May and October 2002 the Company reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees or 36% of the Company’s U.S. workforce measured as of the beginning of fiscal 2003 and affected all areas of U.S. operations. The Company sold its Sensors subsidiary, closed its Hayward facility, and is in the process of closing its Demeter subsidiary. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of the restructuring activities, a charge of $9.4 million in the fiscal year ended April 30, 2003 was incurred. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      The facilities consolidation charge was calculated using estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. The Company has engaged brokers to locate tenants to sublease the Hayward facility. As of April 30, 2003, $1.5 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from our estimates and accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of April 30, 2003, $4.5 million of restructuring costs remained in other accrued liabilities for payment in future periods, as follows (in thousands):

	Facilities
Fiscal 2003 Restructuring Charges	Consolidation	Severance	Total

Total charges	$7,548	$1,830	$9,378
Cash payments	—	(1,174)	(1,174)
Non-cash charges	(3,722)	—	(3,722)

Balance at April 30, 2003	$3,826	$656	$4,482

At April 30, 2003, $4.5 million related to the fiscal year 2003 restructuring activities remained in current liabilities. Cash payments totaling approximately $1.5 million, primarily consisting of lease payments, will be made through 2006. The accrued severance balance of $656,000 is expected to be paid out by October 2003.

16.     Warranty

      The Company offers a one-year limited warranty for all of its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,

	2003	2002

Beginning balance	$867	$1,325
Additions during the period based on product sold	867	867
Settlements	(275)	—
Changes in liability for pre-existing warranties including expirations	(592)	(1,325)

Ending balance	$867	$867

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the caption “Information About Finisar Corporation — Management” in Finisar’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the caption “Executive Compensation and Other Matters” in Finisar’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the caption “Information About Finisar Corporation — Stock Ownership of Certain Beneficial Owners and Management” in Finisar’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the caption “Executive Compensation and Other Matters — Certain Relationships and Related Transactions” in Finisar’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures are effective.

      (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15.     Principal Accountant Fees and Services

Audit Fees

      The aggregate fees billed by Ernst & Young LLP for professional services for the audit of the Company’s annual consolidated financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q for each of the last two fiscal years totaled $1,250,000 and $887,000, respectively.

Audit — Related Fees

      The aggregate fees billed by Ernst & Young LLP for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements for each of the last two fiscal years and are not included in the “audit fees” reported above totaled $292,000 and $123,000, respectively.

Tax Fees

      The aggregate fees billed by Ernst & Young LLP for professional services for tax compliance, tax advice and tax planning during each of the last two fiscal years totaled $83,000 and $83,000, respectively.

Other Fees

      During each of the last two fiscal years Ernst & Young LLP did not bill the Company for any products or services other than those described above.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at page 52 of this report.

      (2) Financial Statement Schedules

      The following consolidated financial statement schedule of Finisar is filed as part of this report and should be read in conjunction with the consolidated financial statements and related notes.

Page

SCHEDULE II — Valuation and Qualifying Accounts	93

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits listed in the Index to Exhibits are filed as part of this report (see page 94).

      (b) Reports on Form 8-K

      None

FINISAR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions —	End of
	of Period	Expenses	Accounts(1)	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2001	455	344	430	—	1,229
Year ended April 30, 2002	1,229	1,019	—	363	1,885
Year ended April 30, 2003	1,885	(278)	—	120	1,487

(1)	Allowance assumed through the acquisitions of Sensors, Demeter, Medusa and Shomiti in fiscal 2001.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.4	Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001(1)
3.4	Amended Bylaws of Registrant(2)
3.5	Restated Certificate of Incorporation of Registrant(3)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.7	Restated Certificate of Incorporation of Registrant(4)
3.8	Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
4.1	Specimen certificate representing the common stock(3)
4.2	Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(6)
4.3	Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(8)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(3)
10.2	1989 Stock Option Plan(3)
10.3	1999 Stock Option Plan(7)
10.4	1999 Employee Stock Purchase Plan(7)
10.13	Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company (3)
10.16	Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2001(8)
10.17	Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 5 1/4% Convertible Subordinated Notes due 2008, dated October 15, 2001(8)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed May 16, 2001.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed December 1, 2001 (File No. 333-52546).

(3)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/ A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(7)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(8)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this twenty-ninth day of July, 2003.

FINISAR CORPORATION

By	/s/ JERRY S. RAWLS

Jerry S. Rawls
President And Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry S. Rawls and Stephen K. Workman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY S. RAWLS Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer)	July 29, 2003

/s/ FRANK H. LEVINSON Frank H. Levinson	Chairman of the Board and Chief Technical Officer	July 29, 2003

/s/ STEPHEN K. WORKMAN Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 29, 2003

/s/ MICHAEL C. CHILD Michael C. Child	Director	July 29, 2003

/s/ ROGER C. FERGUSON Roger C. Ferguson	Director	July 29, 2003

/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	July 29, 2003