Form 10-Q
period 2003-07-31
FINISAR CORP
filed 2003-09-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

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

Registrant’s telephone number, including area code:

408-548-1000

Common Stock, $.001 par value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     At August 18, 2003, there were 212,667,563 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended July 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2003	April 30, 2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,967	$40,918
Short-term investments	79,509	78,520
Restricted investments	6,732	6,737
Accounts receivable, trade (net)	25,660	23,390
Accounts receivable, other	4,536	5,362
Inventories	29,697	36,470
Prepaid expenses	2,651	2,341
Deferred income taxes	3,069	3,324

Total current assets	180,821	197,062
Property, plant, equipment and improvements, net	100,989	112,125
Restricted investments, long-term	3,308	3,307
Purchased intangibles, net	48,111	52,910
Goodwill, net	19,985	19,838
Minority investments	26,167	28,844
Other assets	9,307	9,520

Total assets	$388,688	$423,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,396	$22,872
Accrued compensation	3,933	4,449
Other accrued liabilities	10,391	8,474
Non-cancelable purchase obligations	9,711	9,380
Income tax payable	806	536
Current portion of other long-term liabilities	1,384	1,384

Total current liabilities	47,621	47,095
Long-term liabilities:
Deferred income taxes	3,069	3,324
Convertible notes, net of unamortized portion of beneficial conversion feature of $28,604 and $30,977 at July 31, 2003 and April 30, 2003, respectively	91,396	94,023
Other long-term liabilities	4,192	4,184

Total long-term liabilities	98,657	101,531
Stockholders’ equity
Common stock, $0.001 par value, 210,285,954 shares issued and outstanding at July, 31, 2003 and 207,295,693 shares issued and outstanding at April 30, 2003.	210	207
Additional paid-in capital	1,226,996	1,219,424
Notes receivable from stockholders	(934)	(1,077)
Deferred stock compensation	(674)	(1,045)
Accumulated other comprehensive income	1,407	841
Accumulated deficit	(984,595)	(943,370)

Total stockholders’ equity	242,410	274,980

Total liabilities and stockholders’ equity	$388,688	$423,606

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 31,

	2003	2002

	(Unaudited, in thousands,
	except per share data)
Revenues	$39,431	$47,047
Cost of revenues	36,462	36,923
Amortization of acquired developed technology	4,656	7,395

Gross profit (loss)	(1,687)	2,729
Operating expenses:
Research and development	20,915	15,516
Sales and marketing	4,300	6,156
General and administrative	3,953	3,850
Amortization of deferred stock compensation	(304)	1,381
Amortization of purchased intangibles	143	329
Impairment of goodwill and intangible assets	—	485
Restructuring costs	2,185	—
Other acquisition costs	45	197

Total operating expenses	31,237	27,914

Loss from operations	(32,924)	(25,185)
Interest income	869	1,404
Interest expense	(6,377)	(2,745)
Other expense, net	(2,580)	(10,338)

Loss before income taxes and cumulative effect of an accounting change	(41,012)	(36,864)
Provision for income taxes	213	61

Loss before cumulative effect of an accounting change	(41,225)	(36,925)
Cumulative effect of an accounting change to adopt SFAS 142.	—	(460,580)

Net loss	$(41,225)	$(497,505)

Loss per share before cumulative effect of an accounting change	$(0.20)	$(0.19)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	(2.44)

Loss per share — basic and diluted	$(0.20)	$(2.63)

Shares used in loss per share calculation — basic and diluted	206,744	189,424

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,

	2003	2002

	(Unaudited, in thousands)
Operating Activities:
Net loss	$(41,225)	$(497,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,804	4,358
Amortization of deferred stock compensation	(304)	1,381
Amortization of purchased intangibles	143	329
Amortization of acquired developed technology	4,656	7,395
Amortization of beneficial conversion feature	2,373	1,134
Loss on conversion of convertible notes	2,412	—
Pro-rate share of losses in a minority investment (equity method)	204	185
Cumulative effect of an accounting change	—	460,580
Amortization of premium discount on restricted securities	4	(206)
Other than temporary decline in market value of marketable security	528	—
Impairment of minority investment	1,631	10,000
Impairment of goodwill and intangible assets	—	485
Other non-cash charges	607	—

Total non-cash adjustment in operating activities	24,058	485,641

Changes in operating assets and liabilities:
Accounts receivable	(2,270)	(6,064)
Inventories	6,773	995
Other assets	452	1,367
Accounts payable	(1,171)	(11,874)
Accrued compensation	(516)	(3,200)
Current income taxes	—	(37)
Other accrued liabilities	2,526	3,054

Total change in operating assets and liabilities	5,794	(15,759)

Net cash used in operating activities	(11,373)	(27,623)
Investing activities:
Purchases of property, plant, equipment and improvements	(1,405)	(5,289)
Sale/(purchase) of short-term investments	(989)	(4,196)
Purchase of minority investments, net of loan repayments	842	(155)
Acquisition of product line assets	—	(243)

Net cash used in investing activities	(1,552)	(9,883)
Financing activities:
Payments on capital lease obligations	—	(180)
Payment received on stockholder note receivable	109	127
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	865	1,576

	Three Months Ended
	July 31,

	2003	2002

	(Unaudited, in thousands)
Net cash provided by financing activities	974	1,523

Net decrease in cash and cash equivalents	(11,951)	(35,983)
Cash and cash equivalents at beginning of period	40,918	75,889

Cash and cash equivalents at end of period	$28,967	$39,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$5
Cash paid for taxes	$207	$61
Supplemental schedule of non-cash investing and financing activities:
Issuance of other long term liabilities in connection with acquisition of product line	$—	$5,384
Issuance of common stock in connection with acquisitions	$—	$485
Issuance of common stock upon conversion of convertible notes	$7,412	$6,750
Issuance of common stock on achievement of milestones	$147	$—

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

Interim Financial Information and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements as of July 31, 2003, and for the three month periods ended July 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at July 31, 2003 and its operating results and cash flows for the three month periods ended July 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2003.

      The balance sheet at April 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Fiscal Periods

      The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2003 end on July 28, 2002, October 27, 2002 and January 26, 2003, respectively, and the first three quarters of fiscal 2004 end on July 27, 2003, October 26, 2003 and January 25, 2004, respectively.

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptance is required, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

      At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company also provides an allowance for estimated customer returns, which has been netted against revenues.

Segment Reporting

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components, and network test and monitoring systems.

Concentrations of Credit Risk

      Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2003, one optical subsystems and components customer represented 10.3% of total accounts receivable. At July 31, 2003, one optical subsystems and components customer represented 10.0% of total accounts receivable. No other customer represented more than 10.0% of total accounts receivable in either period.

Current Vulnerabilities Due to Certain Concentrations

      Finisar sells products primarily to customers located in North America. During the three months ended July 31, 2003, revenues from three optical subsystems and components customers represented 16.3%, 11.2% and 10.4%, respectively, of revenues. During the three months ended July 31, 2002, revenues from one optical subsystems and components customer accounted for 10.1% of net revenues. No other customer accounted for more than 10.0% of revenues in either period.

Foreign Currency Translation

      The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

      Research and development expenditures are charged to operations as incurred.

Advertising Costs

      Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $46,000 and $196,000 in the three months ended July 31, 2003 and 2002, respectively.

Cash and Cash Equivalents

      Finisar’s cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Investments

Short-Term

      Short-term investments consist of interest bearing securities with maturities of greater than 90 days from the date of purchase and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. In the quarter ended July 31, 2003, the Company recorded an other-than-temporary decline of $528,000 in the value of one equity security holding.

Restricted Investments

      Restricted investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and held in escrow under the terms of the Company’s convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity. Held-to-maturity securities are stated at amortized cost.

Other

      The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment. In the first quarter of fiscal 2004, the Company recorded an impairment charge of $1.6 million for its minority equity investments in two development stage companies.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Other Intangible Assets

      Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of other intangibles has been provided on a straight-line basis over periods ranging from three to five years. Goodwill is not amortized.

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

Accounting for the Impairment of Goodwill and Indefinite-Lived Intangible Assets

      The Company is required to perform an annual two-step impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairments occur between annual impairment tests, the Company performs the two-step impairment test of goodwill and indefinite-lived intangible at that date. In

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units are determined to be the two business segments. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge.

      The fair value of the reporting units is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment.

      The Company is contingently obligated to release from escrow additional stock consideration related to the acquisition of Transwave, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

Stock-Based Compensation

      Finisar accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company accounts for stock issued to non-employees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunctions with Selling Goods, or Services”

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under the Company’s Employee Stock Purchase Plan (collectively “options”). For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended	Three Months Ended
	July 31, 2003	July 31, 2002

Net loss — as reported	$(41,225)	$(497,505)
Add: Stock based employee compensation included in net loss	(304)	1,381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,663)	(12,703)

Net income — pro forma	$(58,192)	$(508,827)

Basic and diluted net loss per share — as reported	$(0.20)	$(2.63)

Basic and diluted net loss per share — pro forma	$(0.28)	$(2.69)

      The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock options grants subsequent to the initial public offering was valued using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first quarter of fiscal 2004 and 2003: risk-free interest rates of 0.97% for fiscal 2004 and 1.70% for 2003; a dividend yield of 0%; a volatility factor of 1.33 for fiscal 2004, and 1.44 for fiscal 2003; and a weighted-average expected life of the option of 1.54 years and 1.60 years for fiscal 2004 and 2003, respectively.

Net Loss Per Share

      Basic and diluted net loss per share are presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

Comprehensive Income

      Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes rules for reporting and display of comprehensive income and its components. Other comprehensive income for the quarters ended July 31, 2003 and 2002 was a gain of $566,000 and a loss of $533,000, respectively. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. As of July 31, 2003 and April 30, 2003, accumulated other comprehensive income was approximately $1,407,000 and $841,000, respectively. The amount of the change in net unrealized gain or loss on available-for-sale securities in the first quarter of fiscal 2004 and 2003 was a gain of approximately $347,000 and a loss of approximately $892,000, respectively. Foreign currency translation adjustments for the first quarter of fiscal 2004 and 2003 were gains of approximately $219,000 and $359,000, respectively. Accumulative other comprehensive income of $1,407,000 at July 31, 2003 is comprised of net unrealized gains of $638,000 on available-for-sale securities and cumulative translation adjustments of $769,000. Accumulated other comprehensive income of $841,000 at April 30, 2003 is comprised of net unrealized gains on available-for-sale securities of $291,000 and cumulative translation adjustments of $550,000.

Effect of New Accounting Standards

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

2.	Net Loss Per Share

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	July 31,

	2003	2002

Numerator:
Net loss before cumulative effect of an accounting change	$(41,225)	$(36,925)
Cumulative effect of an accounting change to adopt SFAS 142	—	(460,580)

Net loss	$(41,225)	$(497,505)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding
— total	208,392	196,861
— subject to repurchase	(1,326)	(3,695)
— performance stock	(322)	(3,742)

Denominator for basic and diluted net loss per share	206,744	189,424

Loss per share before cumulative effect of an accounting change	$(0.20)	$(0.19)
Cumulative effect of an accounting change to adopt SFAS 142	—	(2.44)

Loss per share — basic and diluted	$(0.20)	$(2.63)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	4,512	22,520
Stock subject to repurchase	1,326	3,695
Convertible debt, long term	22,614	22,645
Convertible notes	—	3,153
Warrants	1,040	10

	29,492	52,023

3.	Loans Related to Acquisition of Assets from New Focus

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed in time, they were not discounted as otherwise required under Accounting Principles Board Opinion No. 21.

4.	Inventories

      Inventories consist of the following (in thousands):

	July 31, 2003	April 30, 2003

Raw materials	$22,267	$23,366
Work-in-process	5,073	7,808
Finished goods	2,357	5,296

	$29,697	$36,470

      In the quarter ended July 31, 2002, the Company recorded charges of $5.6 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $2.7 million. As a result, cost of revenue associated with the sale of this inventory was zero.

      In the quarter ended July 31, 2003, the Company recorded additional charges of $11.5 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $4.0 million. As a result, cost of revenue associated with the sale of this inventory was zero.

5.	Property, Plant, Equipment and Improvements

      Property, plant, equipment and improvements consist of the following (in thousands):

	July 31, 2003	April 30, 2003

Land	$18,780	$18,781
Buildings	21,219	21,218
Computer equipment	24,973	23,673
Office equipment, furniture and fixtures	3,165	2,930
Machinery and equipment	76,655	79,174
Leasehold improvements	8,949	8,013

	153,741	153,789
Accumulated depreciation and amortization	(52,752)	(41,664)

Property, plant, equipment and improvements, net	$100,989	$112,125

6.	Income Taxes

      The provision for income taxes increased from of $61,000 in the quarter ended July 31, 2002 to $213,000 in the quarter July 31, 2003, primarily reflecting state tax requirements.

      The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at July 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company’s deferred tax assets equal deferred tax liabilities as of July 31, 2003, the Company does not expect to record any additional tax benefit against future operating losses.

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

      In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the fair value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and 2002, the Company recorded additional deferred compensation related to the assumptions of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and assumptions of stock options associated with companies acquired during fiscal 2001 and 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999.	$2,403	$428
Fiscal year ended April 30, 2000.	12,959	5,530
Fiscal year ended April 30, 2001.	21,217	13,543
Fiscal year ended April 30, 2002.	1,065	11,963
Fiscal year ended April 30, 2003.	(6,855)	(1,719)
Fiscal quarter ended July 31, 2003 (unaudited)	(674)	(304)
Fiscal quarter ending October 31, 2003 (unaudited)	—	177
Fiscal quarter ending January 31, 2004 (unaudited)	—	164
Fiscal quarter ending April 30, 2004 (unaudited)	—	150
Fiscal year ending April 30, 2005 (unaudited)	—	183

Total	$30,115	$30,115

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Purchased Intangible Assets Including Goodwill

      The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands).

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total

Balance at April 30, 2002.	$406,357	$70,223	$476,580
Addition related to achievement of Milestones	485	—	485
Addition related to acquisition of Subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Adjusted balance at April 30, 2003	3,838	16,000	19,838
Addition related to achievement of Milestones	147	—	147

Balance at July 31, 2003.	$3,985	$16,000	$19,985

      Effective May 1, 2002, the Company performed the required transitional impairment testing of goodwill and recognized a transitional impairment loss of $460.6 million as a cumulative effect of an accounting change during the quarter ended July 31, 2002. Of this impairment loss, $406.4 million was related to optical subsystems and components and $54.2 million was related to network test and monitoring systems.

      On May 3, 2002, the Company recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration, since the Company’s transitional impairment charge, recorded in the first quarter of the fiscal 2003, indicated it could not be supported. On May 3, 2003, the Company recorded additional goodwill in the optical subsystems and components reporting unit of $147,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement.

      The following table reflects intangible assets subject to amortization as of April 30, 2003 and July 31, 2003 (in thousands):

	April 30, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(38,242)	$51,283
Trade name	2,867	(1,240)	1,627

Totals	$92,392	$(39,482)	$52,910

	July 31, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(42,898)	$46,627
Trade name	2,867	(1,383)	1,484

Totals	$92,392	$(44,281)	$48,111

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2004	$19,191
2005	19,190
2006	12,971
2007	1,280
2008	278

9.	Segments and Geographic Information

      The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), and transceivers, multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access networks (MAN) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet and the iSCSI protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

      The Company’s operating segments report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended
	July 31,

	2003	2002

Revenues:
Optical subsystems and components	$34,188	$39,277
Network test and monitoring systems	5,243	7,770

Total revenues	$39,431	$47,047

Depreciation and amortization expense:
Optical subsystems and components	$11,561	$4,244
Network test and monitoring systems	106	114
Operating income:
Optical subsystems and components	(25,189)	(13,961)
Network test and monitoring systems	(1,010)	(1,437)

Operating loss	(26,199)	(15,398)
Unallocated amounts:
Amortization of acquired developed technology	(4,656)	(7,395)
Amortization of deferred stock compensation	304	(1,381)
Amortization of other intangibles	(143)	(329)
Impairment of goodwill and intangible assets	—	(485)
Restructuring costs	(2,185)	—
Other acquisition costs	(45)	(197)
Interest income (expense), net	(5,508)	(1,341)
Other non-operating income (expense), net	(2,580)	(10,338)

Loss before income tax and cumulative effect of accounting change to adopt FAS 142.	$(41,012)	$(36,864)

      The following is a summary of total assets by segment (in thousands):

	July 31,	April 30,
	2003	2003

Optical subsystems and components	$223,069	$240,297
Network test and monitoring systems	48,614	54,912
Other	117,005	128,397

	$388,688	$423,606

      Cash and short-term, restricted and minority investments are the primary components of other assets in the above table.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	July 31,

	2003	2002

Revenues from sales to unaffiliated customers:
United States	$29,389	$36,780
Rest of the world	10,042	10,267

	$39,431	$47,047

      Revenues generated in the U.S. are all from sales to customers located in the United States.

      The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 31,	April 30,
	2003	2003

Long-lived assets
United States	$180,320	$197,564
Malaysia	18,742	20,378
Rest of the world	5,497	5,295

	$204,559	$223,237

      The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	July 31,

	2003	2002

Optical subsystems and components	$1,394	$5,071
Network test and monitoring systems	$12	$218

10.     Option Exchange Program

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

      On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted at an exercise price of $1.80 per share, the closing price for the Company’s common stock on that date. Each new option preserves the vesting schedule and the vesting commencement date of the option it replaced. There were no accounting charges as a result of this stock option exchange program.

11.     Warranty

      The Company offers a one-year limited warranty for all of its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months
Ended
July 31, 2003

Beginning balance	$867
Additions during the period based on product sold	266
Settlements	(40)
Changes in liability for pre-existing warranties including expirations	(207)

Ending balance	$886

12.     Restructuring and Assets Impairments

      During the fiscal year ended April 30, 2003, the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that have impacted its operations and resulted in lower than anticipated revenues. In May and October 2002, the Company reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of the Company’s U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of U.S. operations. During fiscal 2003, the Company sold its Sensors Unlimited subsidiary, closed its Hayward facility, and began the process of closing the facilities occupied by its Demeter subsidiary. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, a charge of $9.4 million was incurred in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      During the first quarter of fiscal 2004, the Company completed the closure of its Demeter subsidiary. In addition, the Company began the process of closing its German operations that will result in a reduction in the German workforce of approximately 10 employees in research and development in the optical subsystems and components reporting segment. The intellectual property, technical know-how and certain assets related to the German operations will be consolidated with the Company’s operations in Sunnyvale, California, during the second quarter. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first fiscal quarter. The restructuring charge included $800,000 of severance, approximately $600,000 of fees associated with the early termination of the Company’s facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

      The facilities consolidation charge was calculated using estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. The Company has engaged brokers to locate tenants to sublease the Hayward facility. As of July 31, 2003, $1.3 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from the Company’s estimates and, accordingly, the actual total charges

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances. At July 31, 2003, $3.8 million related to the fiscal year 2003 restructuring activities remained in accrued liabilities.

      At July 31, 2003, $5.3 million related to fiscal 2003 and first quarter fiscal 2004 restructuring activities remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities	Severance	Total

Fiscal year 2003 actions:
Total charges	$7,548	$1,830	$9,378
Cash payments	(227)	(1,660)	(1,887)
Non-cash charges	(3,722)	—	(3,722)

Balance from fiscal year 2003 actions at July 31, 2003	3,599	170	3,769

Fiscal year 2004 actions:
Total charges	1,396	789	2,185
Cash payments	(145)	(513)	(658)

Balance from fiscal year 2004 actions at July 31, 2003	1,251	276	1,527
Total accrual balance at July 31, 2003	$4,850	$446	$5,296

      Cash payments totaling approximately $1.5 million, primarily consisting of lease payments, will be made though 2006. All other facilities consolidations expenses and the accrued severance balance of $446,000 and are expected to be paid out by October 2003.

13.     Pending Litigation

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court ruled on motions to dismiss the complaints filed by the remaining defendants. The motions were denied as to claims under the Securities Act of 1933 in the case involving the Company and in all but 10 of the other cases. The motions were also denied as to claims under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 of the

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies in exchange for their stock or conducted follow-on offerings after their initial public offerings. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. In July 2003, the Company determined to accept the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

14.     Conversion of Convertible Notes

      In a privately negotiated transaction concluded during the quarter ended July 31, 2003, the Company exchanged $5.0 million in principal amount of its convertible notes due 2008 for 2,311,937 shares of the Company’s common stock. In connection with the exchange, the Company recorded additional non-cash interest expense of approximately $2.4 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $1.2 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged. Also, $140,000 of unamortized debt issue costs related to the convertible notes exchanged was charged to additional paid-in capital.

15.     Subsequent Events

      In privately negotiated transactions concluded during August 2003, the Company exchanged an additional $11.8 million in principal amount of its convertible notes due 2008 for 5,341,997 shares of the Company’s common stock. In connection with the exchange, the Company will record additional non-cash interest expense of approximately $5.7 million representing the fair value of the incremental common shares issued to induce the exchange and non-cash interest expense of approximately $2.8 million representing the remaining unamortized discount of the beneficial conversion feature related to the convertible notes exchanged during the quarter ended October 31, 2003. Also, $329,000 of unamortized debt issue costs relate to the convertible notes exchanged will be charged to additional paid-in capital. As of August 31, 2003, approximately $108.2 million aggregate principal amount of the Company’s convertible notes due 2008 remains outstanding.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below under “Risk Factors That Could Affect Our Future Performance.” The following discussion should be read together with our financial statements and related notes thereto included elsewhere in this document.

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

      In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at Demeter Technologies that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold to another party in conjunction with the product line discontinuation. In April 2003 we acquired Genoa Corporation and announced the closure of our Demeter Technologies subsidiary and the consolidation of all active device development and wafer fabrication into the Genoa facility. This consolidation was completed in July 2003. In June 2003, we announced the planned closure of our operations in Munich, Germany and the transfer of certain assets, intellectual property and employees to our headquarters in Sunnyvale, California during the quarter ending October 31, 2003.

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

      To date, our revenues have been principally derived from sales of our optical subsystems and network performance test and monitoring systems to networking and storage systems manufacturers. A large proportion of our sales are concentrated with a relatively small number of customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

      We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

      We sell our products through our direct sales force, with the support of our manufacturers’ representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our network test and monitoring systems is usually considerably shorter.

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

      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale and Fremont, California and at our subsidiaries’ facilities in Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past three years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve profitability during periods of weak demand or when average selling prices are low.

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

      In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the fair value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited prior to vesting and could increase if we modify the terms of an option grant resulting in a new measurement date.

      Acquired in-process research and development represents the amount of the purchase price in a business combination allocated to research and development projects underway at the acquired company that had not reached the technologically feasible stage as of the closing of the acquisition and for which we had no alternative future use.

      A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill and intangible assets with indefinite lives are not amortized but subject to annual impairment testing. Other purchased intangible assets are amortized over their estimated useful lives.

      Impairment charges consist of write-downs to the carrying value of intangible assets and goodwill arising from various business combinations to their implied fair value.

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

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 31,

	2003	2002

Revenues:
Optical subsystems and components	86.7%	83.5%
Network test and monitoring subsystems	13.3	16.5

Total revenues	100.0	100.0
Cost of revenues	92.5	78.5
Amortization of acquired developed technology	11.8	15.7

Gross profit (loss)	(4.3)	5.8

	Three Months Ended
	July 31,

	2003	2002

Operating expenses:
Research and development	53.0	33.0
Sales and marketing	10.9	13.1
General and administrative	10.0	8.2
Amortization of deferred stock compensation	(0.7)	2.9
Amortization of purchased intangibles	0.4	0.7
Impairment of goodwill and intangible assets	—	1.0
Restructuring costs	5.5	—
Other acquisition costs	0.1	0.4

Total operating expenses	79.2	59.3

Loss from operations	(83.5)	(53.5)
Interest income	2.2	3.0
Interest expense	(16.2)	(5.9)
Other expense, net	(6.5)	(22.0)

Loss before income taxes and cumulative effect of an accounting change	(104.0)	(78.4)
Provision for income taxes	0.5	0.1

Loss before cumulative effect of an accounting change	(104.5)	(78.5)
Cumulative effect of an accounting change to adopt SFAS 142.	—	(979.0)

Net loss	(104.5)%	(1,057.5)%

      Revenues. Revenues decreased 8.4% from $47.0 million in the quarter ended July 31, 2002 to $39.4 million in the quarter ended July 31, 2003. This decrease reflects a 13.0% decrease in sales of optical subsystems and components, from $39.3 million in the quarter ended July 31, 2002 to $34.8 million in the quarter ended July 31, 2003, and a 32.5% decrease in sales of network test and monitoring systems, from $7.8 million in the quarter ended July 31, 2002 to $5.2 million in the quarter ended July 31, 2003. Approximately $4.1 million of the decrease in sales of optical subsystems and components was due to a reduction in sales of products for MAN applications which is an emerging market and subject to significant variations in demand. Approximately $1.1 million of the decrease represented lost revenue from our Sensors Unlimited subsidiary, following the sale of its assets in October 2002. We believe that the reduction in sales of network test and monitoring systems was related primarily to a reduction in overall industry demand for such equipment.

      Sales of optical subsystems and components as a percent of revenues increased from 83.5% in the quarter ended July 31, 2002, to 86.7% in the quarter ended July 31, 2003. Sales of network test and monitoring systems as a percent of revenues decreased from 16.5% in the quarter ended July 31, 2002, to 13.3% in the quarter ended July 31, 2003.

      One optical subsystems and components customer accounted for 10.1% of total revenues in the quarter ended July 31, 2002 while three optical subsystems and components customers accounted for 16.3%, 11.2% and 10.4% of total revenues in the quarter ended July 31, 2003. No other customer accounted for more than 10% of total revenues in either period.

      Gross Profit. Gross profit decreased from $2.7 million in the quarter ended July 31, 2002 to a loss of $1.7 million in the quarter ended July 31, 2003. As a percentage of revenues, gross profit decreased from 5.8% in the quarter ended July 31, 2002, to a loss of 4.3% in the quarter ended July 31, 2003. Of the $4.4 million decrease in gross profit, $2.5 million was associated with lower revenues in the quarter ended July 31, 2003, compared to revenues in the quarter ended July 31, 2002. Gross profit was also adversely affected by a

$4.6 million increase in reserves for slow-moving, obsolete and unusable inventory offset by a $2.7 million decrease in the amortization of acquired developed technology during the quarter.

      The reserve for slow-moving, obsolete and unusable inventory, primarily related to optical subsystems and components, increased $4.6 million from $2.9 million in the quarter ended July 31, 2002 to $7.5 million in the quarter ended July 31, 2003. This $7.5 million charge in the current quarter consists of $11.5 million for potential slow-moving, obsolete and unusable inventory, partially offset by the use of $4.0 million of inventory previously reserved in prior periods. The $2.9 million charge in the quarter ended July 31, 2002 consists of $5.6 million for potential slow-moving and obsolete inventory, partially offset by the use of $2.7 million of inventory previously reserved in prior periods. These charges for excess inventory were calculated based on inventory levels in excess of estimated 12-month demand for each specific product. It is possible that some portion of the excess inventory subject to these provisions may be used in the future based on customer demand and product mix changes which were not anticipated at the time the estimates were made and the charges were recognized.

      Amortization of acquired developed technology is associated with several acquisitions completed during fiscal years 2001 through 2003. The charge for acquired developed technology decreased from $7.4 million in the quarter ended July 31, 2002, to $4.7 million in the quarter ended July 31, 2003 due to earlier writeoffs of acquired developed technology associated with the sale of our Sensors Unlimited subsidiary and with the sale of part of our Demeter Technologies subsidiary’s product line.

      Research and Development Expenses. Research and development expenses increased $5.4 million, or 34.8%, from $15.5 million in the quarter ended July 31, 2002 to $20.9 million in the quarter ended July 31, 2003. Of this increase, $6.0 million was due to accelerated depreciation on equipment that was abandoned as a result of the closure in this quarter of the facilities occupied by our Demeter Technologies subsidiary. Research and development expenses increased as a percentage of revenue to 53.0% in the quarter ended July 31, 2003 compared to 33.0% in the quarter ended July 31, 2002.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $1.9 million, or 30.1%, from $6.2 million in the quarter ended July 31, 2002 to $4.3 million in the quarter ended July 31, 2003. The decrease was primarily due to a reduction of $1.0 million of employee related expense associated with lower manpower levels, and $600,000 related to commissions and other associated selling expenses associated with a lower overall revenue level. As a result of these lower expense levels, sales and marketing expenses as a percent of revenues decreased from 13.1% in the quarter ended January 31, 2002, to 10.9% in the quarter ended January 31, 2003.

      General and Administrative Expenses. General and administrative expenses increased $100,000, or 2.6%, from $3.9 million in the quarter ended July 31, 2002 to $4.0 million in the quarter ended July 31, 2003. This increase was primarily related to an increase legal and insurance expenses offset in part by lower depreciation, bad debt and labor expenditures. General and administrative expenses increased as a percent of revenues from 8.2% in the quarter ended July 31, 2002 to 10.0% in the quarter ended July 31, 2003.

      Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased from a charge of $1.4 million in the quarter ended July 31, 2002 to a benefit of $304,000 in the quarter ended July 31, 2003. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

      Amortization of Purchased Intangibles. Intangible assets related to trade name are associated with several acquisitions completed during fiscal years 2001 through 2003. We amortized acquired purchased intangibles associated with trade name in the amount of $143,000 in the quarter ended July 31, 2003 compared to $329,000 in the quarter ended July 31, 2002 which included $186,000 related to the Sensors Unlimited tradename. This tradename was sold in the second quarter of fiscal 2003.

      Impairment of Goodwill and Intangible Assets. On May 3, 2002, we recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. In the quarter ended July 31, 2002, we recorded an impairment loss of $485,000 related to this additional consideration. There were no similar impairments in the quarter ended July 31, 2003.

      Restructuring Costs. During the quarter ended July 31, 2003, we completed the process of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California, and began the process of closing our facility in Munich Germany, in order to reduce future operating costs. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first fiscal quarter. This restructuring charge included $800,000 of severance, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

      Other Acquisition Costs. Other acquisition costs decreased from $197,000 in the quarter ended July 31, 2002 to $45,000 in the quarter ended July 31, 2003. The charges in the prior year period were related to potential acquisitions that were not completed, whereas the charge in the current quarter was related to retention bonuses paid to certain employees of Transwave.

      Interest Income. Interest income decreased from $1.4 million in the quarter ended July 31, 2002 to $869,000 in the quarter ended July 31, 2003. The decrease in interest income reflects lower cash, cash equivalents and short-term investments as well as lower interest rates.

      Interest Expense. Interest expense in the quarter ended July 31, 2003 totaled $6.4 million, including a non-cash charge of $2.4 million associated with the amortization of discount on our convertible notes and an additional $2.4 million associated with the exchange of $5.0 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during the quarter. This compared to interest expense of $2.7 million in the quarter ended July 31, 2002 which included a non-cash charge of $1.1 million associated with the amortization of discount on our convertible notes. An additional $11.8 million of these notes were exchanged for common stock during August 2003, and we expect to record additional non-cash interest charges of $8.5 million related to this transaction during the quarter ending October 31, 2003.

      Other Expense, net. Other expense, net of other income, decreased from $10.3 million in the quarter ended July 31, 2002 to $2.6 million in the quarter ended July 31, 2003. In the first quarter of fiscal 2003, we recorded an impairment charge of $10.0 million for our minority equity investment in a development stage company due to that company’s inability to raise sufficient additional funding which necessitated its restructuring. Additionally, using the equity method, we incurred a charge of $185,000 for our pro rata share of the loss of another company in which we hold a minority equity investment. In the first quarter of fiscal 2004, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to recent funding efforts which suggested that the value of our investment has been impaired. Additionally, using the equity method, we incurred a charge of $204,000 for our pro rata share of the loss of another company in which we hold a minority equity investment. Additionally we recorded a write down due to an other-than-temporary decline in our investment in an available-for-sale marketable equity security of $528,000.

      Provision for Income Taxes. The provision for income taxes increased from $61,000 in the quarter ended July 31, 2002, to $213,000 in the quarter ended July 31, 2003, primarily related to minimum state taxes.

      We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at July 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

      Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of July 31, 2003, we do not expect to record any additional tax benefit against future operating losses.

      Cumulative Effect of an Accounting Changes. We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. In adopting this new standard, we recorded a charge of $460.6 million in the quarter ended July 31, 2002.

Effect of New Accounting Standards

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

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables”. EITF 00-21 sets out criteria for when revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

Liquidity and Capital Resources

      From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of our common stock, and in April 2000 we received $190.6 million from an additional public offering. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15, beginning on April 15, 2002. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, we recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. In a privately negotiated transaction concluded during the quarter ending July 31, 2003 we exchanged $5.0 million in principal amount of our convertible notes for 2,311,937 shares of our common stock. We exchanged an additional $11.8 million of these notes for common stock during August 2003.

      As of July 31, 2003, our principal sources of liquidity were $108.5 million in cash, cash equivalents and short-term investments, net of $10.0 million of short-term securities reserved for the next three interest payments due under our convertible subordinated notes.

      Net cash used in operating activities totaled $11.4 million in the quarter ended July 31, 2003, reflecting the operating loss of $41.2 million, partially offset by $24.0 million of non-cash charges and a reduction in other assets and liabilities of $5.8 million. Included in non-cash charges was $11.8 million in depreciation and amortization of which $6.0 million was related to accelerated depreciation for equipment to be abandoned in connection with the closure of our Demeter Technologies subsidiary, $4.7 million of amortization of acquired developed technology, $1.6 million of impairment charge for our minority equity investments in two development stage companies and $2.4 million for amortization of the beneficial conversion feature of our outstanding convertible notes, of which $1.2 million was related to the exchange of $5 million principal amount of convertible notes for common shares of stock during the quarter. Net cash used in operating activities totaled $27.6 million in the quarter ended July 31, 2002, and was primarily the result of net losses totaling $497.5 million and changes in operating assets and liabilities of $15.8 million offset in part by non-cash charges totaling $485.6 million. Included in non-cash charges was $460.6 million for the cumulative effect of adopting SFAS 142 in May 2002.

      Net cash used in investing activities totaled $1.6 million in the quarter ended July 31, 2003, and consisted primarily of purchases of property and equipment. Net cash used in investing activities totaled $9.9 million in the quarter ended July 31, 2002, and consisted primarily of the purchase of property and equipment totaling $5.3 million and purchases of short-term investments of $4.2 million.

      Net cash provided by financing activities totaled $1.0 million in the quarter ended July 31, 2003, and consisted primarily of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds from the purchase of stock through the employee stock purchase plan. Net cash provided by financing activities totaled $1.5 million in the quarter ended July 31, 2002, and consisted primarily of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds from purchase of stock through the employee stock purchase plan.

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

Contractual Obligations and Commercial Commitments

      Future minimum payments under long-term debt and operating leases are as follows as of July 31, 2003 (in thousands):

		Payments Due by Period

		Less Than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$120,000	$—	$—	$—	$120,000
Operating leases	10,751	3,489	6,549	713	—

Total contractual cash obligations	$130,751	$3,489	$6,549	$713	$120,000

      Long-term debt consists of $120 million in convertible notes due October 15, 2008, redeemable by us, in whole or in part, at any time after October 15, 2004.

      Operating leases consist of base rents for facilities we occupy at various locations and photocopying equipment. Included in operating leases is $2.1 million of accrued lease cost obligations that are recorded on our balance sheet.

      The following table summarizes our commercial commitments as of July 31, 2003 (in thousands):

	Amount of Commitment Expiration per Period

	Total	Less
	Amount	Than	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	1 Year	Years	Years	Years

Non-cancelable purchase obligation	$1,765	$1,765	$—	$—	$—
Standby repurchase obligations	7,946	7,946	—	—	—

Total commercial commitments	$9,711	$9,711	$—	$—	$—

      Non-cancelable purchase obligation consists of an obligation to purchase equipment from one manufacturer. Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor’s purchase order obligations at their facilities. Total commercial commitments of $9.7 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

      At July 31, 2003 and April 30, 2003, we did not have off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

      As a result of the sale of our 5 1/4% convertible subordinated notes in October 2001, we incurred $125 million of indebtedness, substantially increasing our ratio of debt to total capitalization. As a result of the exchange of notes for common stock, approximately $108 million in principal amount of the notes was outstanding as of August 31, 2003. We may incur additional indebtedness in the future. The level of our indebtedness, among other things, could:

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

      We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceed our actual requirements. In the past, we have experienced significant growth followed by a significant decrease in customer demand such as occurred between the quarters ended July 31, 2000 and July 31, 2001, when quarterly revenues fluctuated from $27.2 million to $64.8 million followed by a decrease to $34.2 million. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2001 and 2002. We recorded additional charges for obsolete and excess inventories during fiscal 2003 and the first quarter of fiscal 2004, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be further reduced which could impact our future growth.

      We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues recovered to some extent in fiscal 2003 and the first quarter of fiscal 2004, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed costs related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash and accelerate our return to profitability, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must continue to reduce our operating expenses and product costs, while at the same time completing our key product development programs and penetrating new customers.

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

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and the military action in the Middle East.

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

      Through fiscal 2002, we recorded minority equity investments in early-stage technology companies, totaling $41.7 million, including a loan of $7.0 million to one company in which we also hold a minority equity position. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In the first quarter of fiscal 2004 we wrote off $1.6 million in two investments which became impaired, and we may be required to write off all or a portion of the $26.2 million in such investments remaining on our balance sheet as of July 31, 2003 in future periods.

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

      As of August 18, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 54.8 million shares or approximately 25.5% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of the Company’s investment activities is to preserve principal while maximizing yields without significantly increasing risk. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months or have characteristics of such short-term investments. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign exchange risk.

      The Company invests in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, approximately $12.6 million of impaired assets have been recognized. If certain of these investments in privately-held companies became marketable equity securities upon the company’s completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $221,000 impact on the value of these securities as of July 31, 2003. There has been no material change in our interest rate exposure since April 30, 2002.

Item 4.     Controls And Procedures.

      Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court ruled on motions to dismiss the complaints filed by the remaining defendants. The motions were denied as to claims under the Securities Act of 1933 in the case against us and in all but 10 of the other cases. The motions were also denied as to claims under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 of the other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. In June 2003, the plaintiffs in all of the cases presented a settlement proposal to all of the issuer defendants. Under the proposed settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which is $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. In July 2003, we determined to accept the proposed settlement. The settlement is subject to acceptance by a substantial majority of the issuer defendants and execution of a definitive settlement agreement. The settlement is also subject to approval of the Court, which cannot be assured. If the settlement is not accepted by the requisite number of defendants or if it is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2.     Changes in Securities and Use of Proceeds

      In July and August 2003, we issued an aggregate of 7,653,934 shares of our common stock in exchange for $16.8 million aggregate principal amount of our convertible subordinated promissory notes due 2008 in a number of privately negotiated transactions. The issuance of the shares of our common stock in these transactions was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 3(a)(9) of the Act which exempts from the provisions of the Act an exchange of securities by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given for soliciting such exchange.

Item 6.     Exhibits and Reports on Form 8-K

      a.     Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b.     Reports on Form 8-K:

      We filed or furnished the following reports on Form 8-K during the quarter ended July 31, 2003:

(1)	Press Release dated June 3, 2003 regarding financial information for Finisar for the quarter and fiscal year ended April 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

By:	/s/ JERRY S. RAWLS

Jerry S. Rawls
Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN

Stephen K. Workman
Senior Vice President, Finance and
Chief Financial Officer

Dated: September 10, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002