Form 10-Q
period 2003-10-31
FINISAR CORP
filed 2003-12-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended October 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-27999

Finisar Corporation

(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1308 Moffett Park Drive	94089
Sunnyvale, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
408-548-1000

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     At December 5, 2003, there were 220,891,946 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2003

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2003	April 30, 2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$163,534	$40,918
Short-term investments	73,259	78,520
Restricted investments	10,190	6,737
Accounts receivable, trade (net)	24,317	23,390
Accounts receivable, other	6,767	5,362
Inventories	21,719	36,470
Prepaid expenses	1,762	2,341
Deferred income taxes	3,068	3,324

Total current assets	304,616	197,062
Property, plant, equipment and improvements, net	96,725	112,125
Restricted investments, long-term	10,669	3,307
Purchased intangibles, net	43,312	52,910
Goodwill, net	19,985	19,838
Minority investments	25,056	28,844
Other assets	13,392	9,520

Total assets	$513,755	$423,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,418	$22,872
Accrued compensation	5,358	4,449
Other accrued liabilities	9,797	8,474
Non-cancelable purchase obligations	7,549	9,380
Income tax payable	665	536
Current portion of other long-term liabilities	2,000	1,384

Total current liabilities	42,787	47,095
Long-term liabilities:
Deferred income taxes	3,070	3,324
Convertible notes, net of unamortized portion of beneficial conversion feature of $22,889 and $30,977 at October 31, 2003 and April 30, 2003, respectively	227,361	94,023
Other long-term liabilities	2,200	4,184

Total long-term liabilities	232,631	101,531
Stockholders’ equity
Common stock, $0.001 par value, 219,270,618 shares issued and outstanding at October 31, 2003 and 207,295,693 shares issued and outstanding at April 30, 2003	219	207
Additional paid-in capital	1,255,368	1,219,424
Notes receivable from stockholders	(753)	(1,077)
Deferred stock compensation	(447)	(1,045)
Accumulated other comprehensive income	1,118	841
Accumulated deficit	(1,017,168)	(943,370)

Total stockholders’ equity	238,337	274,980

Total liabilities and stockholders’ equity	$513,755	$423,606

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues	$42,776	$40,903	$82,207	$87,950
Cost of revenues	32,041	32,655	68,503	69,578
Amortization of acquired developed technology	4,656	5,441	9,312	12,836

Gross profit	6,079	2,807	4,392	5,536
Operating expenses:
Research and development	13,695	15,994	34,610	31,510
Sales and marketing	4,557	5,570	8,857	11,726
General and administrative	4,356	4,333	8,309	8,183
Amortization of deferred stock compensation	(49)	(1,933)	(353)	(552)
Amortization of purchased intangibles	143	143	286	472
Impairment of goodwill and intangible assets	—	—	—	485
Restructuring costs	187	1,174	2,372	1,174
Other acquisition costs	149	(166)	194	31

Total operating expenses	23,038	25,115	54,275	53,029

Loss from operations	(16,959)	(22,308)	(49,883)	(47,493)
Interest income	656	1,226	1,525	2,630
Interest expense	(15,682)	(2,809)	(22,059)	(5,554)
Other expense, net	(555)	(39,316)	(3,135)	(49,654)

Loss before income taxes and cumulative effect of an accounting change	(32,540)	(63,207)	(73,552)	(100,071)
Provision for income taxes	33	30	246	91

Loss before cumulative effect of an accounting change	(32,573)	(63,237)	(73,798)	(100,162)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(460,580)

Net loss	$(32,573)	$(63,237)	$(73,798)	$(560,742)

Loss per share before cumulative effect of an accounting change	$(0.15)	$(0.33)	$(0.35)	$(0.52)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	—	(2.40)

Loss per share — basic and diluted	$(0.15)	$(0.33)	$(0.35)	$(2.92)

Shares used in loss per share calculation — basic and diluted	215,826	194,341	211,357	191,905

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,

	2003	2002

	(Unaudited, in thousands)
Operating Activities:
Net loss	$(73,798)	$(560,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,248	10,567
Amortization of deferred stock compensation	(353)	(522)
Amortization of purchased intangibles	286	472
Amortization of acquired developed technology	9,312	12,836
Amortization of beneficial conversion feature	8,088	2,302
Loss on conversion of convertible notes	10,763	—
Pro-rata share of losses in a minority investment (equity method)	473	319
Cumulative effect of an accounting change	—	460,580
Amortization of premium discount on restricted securities	(115)	(328)
Other than temporary decline in market value of marketable security	528	—
Loss on disposal of subsidiary assets	—	36,839
Loss on retirement of assets	42	—
Impairment of minority investment	1,631	12,000
Impairment of goodwill and intangible assets	—	485
Loss on retirement of assets	(86)	—
Non-employee option expense	891	—
Other non-cash charges	823	—

Total non-cash adjustment in operating activities	50,531	535,550

Changes in operating assets and liabilities:
Accounts receivable	(927)	2,147
Inventories	14,751	10,281
Other assets	(991)	4,542
Accounts payable	(5,454)	(16,674)
Accrued compensation	909	(1,853)
Current income taxes	2	30
Other accrued liabilities	(1,317)	412

Total change in operating assets and liabilities	6,973	(1,115)

Net cash used in operating activities	(16,294)	(26,307)
Investing activities:
Purchases of property, plant, equipment and improvements	(3,551)	(12,756)
Sale/(purchase) of short-term investments	8,422	(255)
Purchase of minority investments, net of loan repayments	1,684	(155)
Acquisition of product line assets	—	(243)
Proceeds from disposal of subsidiary assets, net of cash transferred	—	5,407

Net cash provided by (used in) investing activities	6,555	(8,002)
Financing activities:
Payments on capital lease obligations	—	(180)
Payment received on stockholder note receivable	279	303
Proceeds from convertible debt offering net of issuance costs	130,903	—
Repurchase of convertible notes	(1,860)	—
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	3,033	1,542

Net cash provided by financing activities	132,355	1,665

Net change in cash and cash equivalents	122,616	(32,664)

Cash and cash equivalents at beginning of period	40,918	75,889

Cash and cash equivalents at end of period	$163,534	$43,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,762	$3,281
Cash paid for taxes	$239	$91
Supplemental schedule of non-cash investing and financing Activities:
Issuance of other long term liabilities in connection with acquisition of product line	$—	$5,384
Issuance of common stock in connection with acquisitions	$—	$485
Issuance of common stock upon conversion of convertible Notes	$33,513	$6,750
Issuance of common stock on achievement of milestones	$147	$1,637

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

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2003, and for the three and six month periods ended October 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at October 31, 2003, its operating results for the three and six month periods ended October 31, 2003 and 2002 and its cash flows for the six month periods ended October 31, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2003.

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

Concentrations of Credit Risk

     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2003, one optical subsystems and components customer represented 10.3% of total accounts receivable. At October 31, 2003, no single customer represented greater than 10.0% of total accounts receivable.

Current Vulnerabilities Due to Certain Concentrations

     Finisar sells products primarily to customers located in North America. During the six months ended October 31, 2003, revenues from one optical subsystems and components customer represented 19.8% of revenues. During the six months ended October 31, 2002, revenues from one optical subsystems and components customer accounted for 10.1% of net revenues. No other customer accounted for more than 10.0% of revenues in either period.

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $82,000 and $586,000 in the six months ended October 31, 2003 and 2002, respectively.

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

Other

     The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment. In the first quarter of fiscal 2004, the Company recorded an impairment charge of $1.6 million for its minority equity investments in two development stage companies. In the second quarter of fiscal 2004, there were no impairments of the Company’s minority equity investments. Included in minority investments is the Company’s loan to Quintessence Photonics Corporation. During September 2003, the Company converted $5.0 million of the remaining $5.9 million of this loan into additional equity in this company. The remainder was repaid in cash to the Company. As of October 31, 2003, the Company estimated the value of its remaining minority investments at $25.1 million.

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

     The Company is contingently obligated to release from escrow additional stock consideration related to the acquisition of Transwave Fiber, Inc., subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

Stock-Based Compensation

     Finisar accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company accounts for stock issued to non-employees in accordance with provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services.”

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Net loss — as reported	$(32,573)	$(63,237)	$(73,798)	$(560,742)
Add: Stock based employee compensation included in net loss	(49)	(1,933)	(353)	(552)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,503)	(40,068)	(19,500)	(66,765)

Net loss — pro forma	$(43,125)	$(105,238)	$(93,651)	$(628,059)

Basic and diluted net loss per share — as Reported	$(0.15)	$(0.33)	$(0.35)	$(2.92)

Basic and diluted net loss per share — pro Forma	$(0.20)	$(0.54)	$(0.44)	$(3.27)

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

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and six month periods ended October 31, 2003: for stock options grants we used risk-free interest rates of 2.80% and 2.69%, respectively; a volatility factor of 1.29 and 1.31, respectively; a weighted-average expected life of the option of 3.91 for both periods; and a dividend yield of 0% for both periods. For our employee stock purchase plan we used risk-free interest rates of 0.95% and 0.96%, respectively; a volatility factor of 1.29 and 1.31, respectively; a weighted-average expected life of the option of 0.50 for both periods; and a dividend yield of 0% for both periods.

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and six month periods ended October 31, 2002: for stock options grants we used risk-free interest rates of 2.86% and 3.01%, respectively; a volatility factor of 1.39 and 1.41, respectively; a weighted-average expected life of the option of 4.43 and 4.14, respectively; and a dividend yield of 0% for both periods. For our employee stock purchase plan we used risk-free interest rates of 1.67% and 1.45%, respectively; a volatility factor of 1.39 and 1.09, respectively; a weighted-average expected life of the option of 0.50 and 0.75, respectively; and a dividend yield of 0% for both periods.

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

Comprehensive Income

     Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes rules for reporting and display of comprehensive income and its components. Other comprehensive income for the three and six month periods ended October 31, 2003 was a loss of $289,000 and a gain of $277,000, respectively. Other comprehensive income for the three and six month periods ended October 31, 2002 was a loss of $477,000 and a loss of $1,010,000, respectively. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. At October 31, 2003 and April 30, 2003, accumulated other comprehensive income was approximately $1,118,000 and $841,000, respectively. The amount of the change in net unrealized gain or loss on available-for-sale securities for the three and six month periods ended October 31, 2003 was a loss of approximately $201,000 and a gain of approximately $146,000, respectively. The amount of the change in net unrealized gain or loss on available-for-sale securities for the three and six month periods ended October 31, 2002 was a loss of approximately $31,000 and a loss of approximately $854,000, respectively. Foreign currency translation adjustments for the three and six month periods ended October 31, 2003 was a loss of approximately $88,000 and a gain of approximately $131,000, respectively. Foreign currency translation adjustments for the three and six month periods ended October 31, 2002 was a loss of approximately $446,000 and a loss of approximately $156,000, respectively. Accumulative other comprehensive income of $1,118,000 at October 31, 2003 is comprised of net unrealized gains of $437,000 on available-for-sale securities and cumulative translation adjustments of $681,000. Accumulated other comprehensive income of $841,000 at April 30, 2003 is comprised of net unrealized gains on available- for-sale securities of $291,000 and cumulative translation adjustments of $550,000.

Effect of New Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company has not created or acquired any variable interest entities subsequent to January 31, 2003, and does not believe the adoption of FIN 46 will effect its operating results and financial condition. The Company is however currently evaluating the potential effect the adoption of FIN 46 may have on its operating results and financial condition with respect to potential variable interest entities created or acquired prior to January 31, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

2.	Net Loss Per Share

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002
Numerator:
Net loss before cumulative effect of an accounting change	$(32,573)	$(63,237)	$(73,798)	$(100,162)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(460,580)

Net loss	$(32,573)	$(63,237)	$(73,798)	$(560,742)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding - total	216,960	200,558	212,747	198,730
- subject to repurchase	(815)	(2,893)	(1,070)	(3,294)
- performance stock	(319)	(3,324)	(320)	(3,531)

Denominator for basic and diluted net loss per share	215,826	194,341	211,357	191,905

Net loss per share before cumulative effect of an accounting change	$(0.15)	$(0.33)	$(0.35)	$(0.52)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(2.40)

Net loss per share — basic and diluted	$(0.15)	$(0.33)	$(0.35)	$(2.92)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	11,039	2,465	7,300	22,132
Stock subject to repurchase	815	2,893	1,070	3,294
Convertible debt, long term	24,340	22,645	23,507	22,645
Performance stock	—	2,744	1	2,951
Warrants	1,040	10	1,040	10

	37,234	30,757	32,918	51,032

3.	Liabilities Related to Acquisition of Assets from New Focus

     In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million which was convertible into shares of the Company’s common stock. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Additionally, in August, 2003, a $1.4 million payment was made to pay down minimum commitments to New Focus. The remaining consideration represents a minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition and totaled $4.0 million at October 31, 2003. Because such payments are not fixed in time, they were not discounted as otherwise required under Accounting Principles Board Opinion No. 21.

4.	Inventories

     Inventories consist of the following (in thousands):

	October 31, 2003	April 30, 2003

Raw materials	$17,519	$23,366
Work-in-process	2,281	7,808
Finished goods	1,919	5,296

	$21,719	$36,470

     For the six months ended October 31, 2002, the Company recorded charges of $13.7 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $8.6 million. As a result, cost of revenue associated with the sale of this inventory was zero.

     For the six months ended October 31, 2003, the Company recorded additional charges of $16.6 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $7.9 million. As a result, cost of revenue associated with the sale of this inventory was zero.

5.	Property, Plant, Equipment and Improvements

     Property, plant, equipment and improvements consist of the following (in thousands):

	October 31, 2003	April 30, 2003

Land	$18,781	$18,781
Buildings	21,218	21,218
Computer equipment	25,550	23,673
Office equipment, furniture and fixtures	3,087	2,930
Machinery and equipment	76,952	79,174
Leasehold improvements	6,333	8,013

	151,921	153,789
Accumulated depreciation and amortization	(55,196)	(41,664)

Property, plant, equipment and improvements, net	$96,725	$112,125

6. Income Taxes

     The provision for income taxes increased from $30,000 in the quarter ended October 31, 2002 to $33,000 in the quarter ended October 31, 2003, primarily reflecting state tax requirements. The provision for income taxes increased from $91,000 in the six months ended October 31, 2002 to $246,000 in the six months ended October 31, 2003, again primarily reflecting state tax requirements.

     The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at October 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, if and when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company’s deferred tax assets equal deferred tax liabilities as of October 31, 2003, the Company does not expect to record any additional tax benefit against future operating losses.

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

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1,719)
Fiscal quarter ended July 31, 2003 (unaudited)	(674)	(304)
Fiscal quarter ended October 31, 2003 (unaudited)	(276)	(49)
Fiscal quarter ending January 31, 2004 (unaudited)	—	148
Fiscal quarter ending April 30, 2004 (unaudited)	—	135
Fiscal year ending April 30, 2005 (unaudited)	—	164

Total	$29,839	$29,839

8.	Purchased Intangible Assets Including Goodwill

     The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands);

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total

Balance at April 30, 2002	$406,357	$70,223	$476,580
Addition related to achievement of milestones	485	—	485
Addition related to acquisition of subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Adjusted balance at April 30, 2003	3,838	16,000	19,838
Addition related to achievement of milestones	147	—	147

Balance at October 31, 2003	$3,985	$16,000	$19,985

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

     On May 3, 2002, the Company recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration, since the Company’s transitional impairment charge, recorded in the first quarter of fiscal 2003, indicated it could not be supported. On May 3, 2003, the

Company recorded additional goodwill in the optical subsystems and components reporting unit of $147,000 as a result of achievement of additional milestones specified in the Transwave acquisition agreement.

     The following table reflects intangible assets subject to amortization as of April 30, 2003 and October 31, 2003 (in thousands):

	April 30, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(38,242)	$51,283
Trade name	2,867	(1,240)	1,627

Totals	$92,392	$(39,482)	$52,910

	October 31, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(47,554)	$41,971
Trade name	2,867	(1,526)	1,341

Totals	$92,392	$(49,080)	$43,312

     Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2004	$19,191
2005	19,190
2006	12,971
2007	1,280
2008	278

9.	Segments and Geographic Information

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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
Optical subsystems and components	$36,432	$32,213	$70,620	$71,490
Network test and monitoring systems	6,344	8,690	11,587	16,460

Total revenues	$42,776	$40,903	$82,207	$87,950

Depreciation and amortization expense:
Optical subsystems and components	$6,557	$6,206	$18,118	$10,450
Network test and monitoring systems	24	3	130	117

Operating loss:
Optical subsystems and components	(10,671)	(16,860)	(35,860)	(30,821)
Network test and monitoring systems	(311)	(789)	(1,321)	(2,226)

Operating loss before unallocated amounts	(10,982)	(17,649)	(37,181)	(33,047)
Unallocated amounts:
Amortization of acquired developed technology	(4,656)	(5,441)	(9,312)	(12,836)
Amortization of deferred stock compensation	49	1,933	353	552
Amortization of other intangibles	(143)	(143)	(286)	(472)
Impairment of goodwill and intangible assets	—	—	—	(485)
Non-employee option expense	(891)	—	(891)	—
Restructuring costs	(187)	(1,174)	(2,372)	(1,174)
Other acquisition costs	(149)	166	(194)	(31)
Interest income (expense), net	(15,026)	(1,583)	(20,534)	(2,924)
Other non-operating income (expense), net	(555)	(39,316)	(3,135)	(49,654)

Loss before income tax and cumulative effect of accounting change to adopt FAS 142	$(32,540)	$(63,207)	$(73,552)	$(100,071)

     The following is a summary of total assets by segment (in thousands):

	October 31,	April 30,
	2003	2003

Optical subsystems and components	$194,809	$240,297
Network test and monitoring systems	59,255	54,912
Other	259,691	128,397

	$513,755	$423,606

     Cash and short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2003	2003	2002

Revenues from sales to unaffiliated customers:
United States	$33,471	$30,468	$62,860	$67,248
Rest of the world	9,305	10,435	19,347	20,702

	$42,776	$40,903	$82,207	$87,950

     Revenues generated in the U.S. are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 31,	April 30,
	2003	2003

Long-lived assets United States	$177,023	$197,564
Malaysia	18,330	20,378
Rest of the world	3,117	5,295

	$198,470	$223,237

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended

		October 31,

	2003	2002

Optical subsystems and components	$3,989	$12,120
Network test and monitoring systems	$34	$636

10.	Option Exchange Program

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

     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months
Ended
October 31, 2003

Beginning balance	$867
Additions during the period based on product sold	435
Settlements	(40)
Changes in liability for pre-existing warranties including expirations	(366)

Ending balance	$896

12.	Restructuring and Assets Impairments

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

     During the first quarter of fiscal 2004, the Company completed the closure of its Demeter subsidiary. In addition, the Company began the process of closing its German operations and the reduction in the German workforce of approximately 10 employees in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first fiscal quarter. The restructuring charge included $800,000 of severance, approximately $600,000 of fees associated with the early termination of the Company’s facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

     During the second quarter of fiscal 2004, the Company completed the closure of its German facility. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with the Company’s operations in Sunnyvale, California, during the second quarter. The Company incurred an additional $187,000 of net restructuring expenses in the second quarter. This amount included an additional $273,000 of restructuring expenses related to the closure of German operations, consisting of $373,000 for legal and exit fees associated with the closure, additional severance related payments and write-off of abandoned assets, partially offset by lower than anticipated fees associated with the termination of the German facilities lease of $100,000. The expenses related to the closure of the German facility were partially offset by an $86,000 reduction in restructuring expenses associated with the closure of the Demeter subsidiary offset by additional severance related expenses.

     The facilities consolidation charge was calculated using estimates and was based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. The Company has engaged brokers to locate tenants to sublease the Hayward facility. As of October 31, 2003, $1.1 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. In calculating the charge for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from the Company’s estimates and, accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

     At October 31, 2003, $4.0 million related to restructuring activities in fiscal 2003 and first six months of fiscal 2004 remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities	Severance	Total

Fiscal year 2003 actions:
Total charges	$7,548	$1,830	$9,378
Cash payments	(407)	(1,718)	(2,125)
Non-cash charges	(3,722)	—	(3,722)

Balance from fiscal year 2003 actions at October 31, 2003	3,419	112	3,531
Fiscal year 2004 actions:
Total charges	1,395	977	2,372
Cash payments	(984)	(963)	(1,947)
Non-cash charges	—	—	—

Balance from fiscal year 2004 actions at October 31, 2003	411	14	425
Total accrual balance at October 31, 2003	$3,830	$126	$3,956

     Cash payments totaling approximately $1.4 million, primarily consisting of lease payments, will be made though 2006. All other facilities consolidations expenses and the accrued severance balance of $126,000 are expected to be paid out by January 2004.

13.	Pending Litigation

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The operative amended complaint alleges violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Company’s motion to dismiss was denied. The Company and most of the other issuer defendants in the consolidated cases have agreed to settle. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to the Company and if the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

14.	Conversion and Repurchase of Convertible Notes due 2008

     In privately negotiated transactions concluded during the quarter ended October 31, 2003, the Company exchanged an aggregate of $17.8 million in principal amount of its convertible notes due 2008 for 7,614,402 shares of the Company’s common stock. In connection with the exchange, the Company recorded additional non-cash interest expense of approximately $8.4 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $4.2 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged. Also, $492,000 of unamortized debt issue costs related to the convertible notes exchanged was charged to additional paid-in capital.

     In another privately negotiated transaction concluded during the quarter ended October 31, 2003, the Company repurchased $2.0 million in principal amount of its convertible notes due 2008 for cash in the amount of $1.9 million. In connection with the repurchase, the Company recorded additional non-cash interest expense of approximately $458,000 representing the remaining unamortized discount for the beneficial conversion feature related to the repurchased convertible notes. Also, approximately $54,000 of unamortized debt issue costs related to the repurchased convertible notes was charged to other expense.

     In aggregate, during the six months ended October 31, 2003, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. Also, $632,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense.

15.	Sale of Convertible Subordinated Notes due 2010

     On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2 % convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2 % per year, payable semiannually on April 15 and October 15, beginning on April 15, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes.

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

     The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time on or after October 15, 2007 up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest.

     Upon a change in control, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash, the Company may, at its option, pay it in shares of the Company’s common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.

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

     The Company has agreed to use its best efforts to file a shelf registration statement covering the notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued notes in this offering (or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. The notes are eligible for trading in the PORTAL market.

16.	Guaranties and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 31, 2003. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

     We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock, and in April 2000 we received $190.6 million from an additional public offering of shares of our common stock. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. In October 2003, we sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010.

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

     In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at Demeter Technologies that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold to another party in conjunction with the product line discontinuation. In April 2003 we acquired Genoa Corporation and announced the closure of our Demeter Technologies subsidiary and the consolidation of all active device development and wafer fabrication into the Genoa facility. This consolidation was completed in July 2003. In June 2003, we announced the planned closure of our operations in Munich, Germany and transferred certain assets, intellectual property and employees to our headquarters in Sunnyvale, California during the quarter ending October 31, 2003.

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

     Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacture of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing, engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale and Fremont, California and at our subsidiaries’ facilities in Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past three years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003 and the first half of fiscal 2004, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve profitability , particularly during periods of weak demand or when average selling prices are low.

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

     A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to annual impairment testing. Other purchased intangible assets are amortized over their estimated useful lives.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2003	2002	2003	2002

Revenues:
Optical subsystems and components	85.2%	78.8%	85.9%	81.3%
Network test and monitoring subsystems	14.8	21.2	14.1	18.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	74.9	79.8	83.4	79.1
Amortization of acquired developed technology	10.9	13.3	11.3	14.6

Gross profit	14.2	6.9	5.3	6.3
Operating expenses:
Research and development	32.0	39.1	42.1	35.9
Sales and marketing	10.7	13.6	10.8	13.3
General and administrative	10.2	10.6	10.1	9.3
Amortization of deferred stock compensation	(0.1)	(4.7)	(0.4)	(0.6)
Amortization of purchased intangibles	0.3	0.3	0.3	0.5
Impairment of goodwill and intangible assets	—	—	—	0.6
Restructuring costs	0.4	2.9	2.9	1.3
Other acquisition costs	0.3	(0.4)	0.2	—

Total operating expenses	53.8	61.4	66.0	60.3

Loss from operations	(39.6)	(54.5)	(60.7)	(54.0)
Interest income	1.5	3.0	1.8	3.0
Interest expense	(36.6)	(6.9)	(26.8)	(6.3)
Other expense, net	(1.3)	(96.1)	(3.8)	(56.5)

Loss before income taxes and cumulative effect of an accounting change	(76.0)	(154.5)	(89.5)	(113.8)
Provision for income taxes	0.1	0.1	0.3	0.1

Loss before cumulative effect of an accounting change	(76.1)	(154.6)	(89.8)	(113.9)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(523.7)

Net loss	(76.1)%	(154.6)%	(89.8)%	(637.6)%

     Revenues. Revenues increased 4.6% from $40.9 million in the quarter ended October 31, 2002 to $42.8 million in the quarter ended October 31, 2003. This increase reflects a 13.1% increase in sales of optical subsystems and components, from $32.2 million in the quarter ended October 31, 2002 to $36.4 million in the quarter ended October 31, 2003, partially offset by a 27.0% decrease in sales of network test and monitoring systems, from $8.7 million in the quarter ended October 31, 2002 to $6.3 million in the quarter ended October 31, 2003. We believe that the reduction in sales of network test and monitoring systems was related primarily to a reduction in overall industry demand for such equipment.

     Sales of optical subsystems and components as a percentage of revenue increased from 78.8% in the quarter ended October 31, 2002 to 85.2% in the quarter ended October 31, 2003. Sales of network test and monitoring systems as a percentage of revenue decreased from 21.2% in the quarter ended October 31, 2002 to 14.8% in the quarter ended October 31, 2003.

     One optical subsystems and components customer accounted for 22.8% of total revenue in the quarter ended October 31, 2003 while two customers accounted for 11.1% and 10.9% of total revenue in the quarter ended October 31, 2002. No other customer accounted for more than 10% of total revenue in either period.

     On a year-to-date basis, revenues decreased 6.5% from $88.0 million in the six months ended October 31, 2002 to $82.2 million in the six months ended October 31, 2003. This decrease reflects a 1.2% decrease in sales of optical components and subsystems from $71.5 million in the six months ended October 31, 2002, to $70.6 million in the six months ended October 31, 2003 and a 29.6% decrease in sales of network test and monitoring systems from $16.5 million in the six months ended October 31, 2002, to $11.6 million in the six months ended October 31, 2003. We believe that the reduction in sales of network test and monitoring systems was related primarily to a reduction in overall industry demand for such equipment.

     Sales of optical components and subsystems as a percentage of revenue increased from 81.3% in the six months ended October 31, 2002 to 85.9% in the six months ended October 31, 2003. Sales of network test and monitoring systems as a percentage of revenue decreased from 18.7% in the six months ended October 31, 2002 to 14.1% in the six months ended October 31, 2003.

     One customer accounted for 19.8% of total revenue in the six months ended October 31, 2003, and one customer accounted for 10.1% in the six months ended October 31, 2002. No other customers accounted for more than 10% of total revenue in either period.

     Gross Profit. Gross profit increased from $2.8 million in the quarter ended October 31, 2002 to $6.1 million in the quarter ended October 31, 2003. As a percentage of revenues, gross profit increased from 6.9% in the quarter ended October 31, 2002, to 14.2% in the quarter ended October 31, 2003. Of the $3.3 million increase in gross profit, $1.7 million was due to a final settlement of vendor materials liability. Gross profit also benefited from a $900,000 decrease in reserves for slow-moving, obsolete and unusable inventory and a $700,000 decrease in the amortization of acquired developed technology during the quarter.

     The reserve for slow-moving, obsolete and unusable inventory, primarily related to optical subsystems and components, decreased $900,000 from $2.1 million in the quarter ended October 31, 2002 to $1.2 million in the quarter ended October 31, 2003. This $1.2 million charge in the current quarter consists of a $5.1 million charge for potential slow-moving, obsolete and unusable inventory, partially offset by the use during the quarter of $3.9 million of inventory reserved in prior periods. The $2.1 million charge in the quarter ended October 31, 2002 consists of an $8.1 million charge for potential slow-moving and obsolete inventory, partially offset by the use during the quarter of $6.0 million of inventory reserved in prior periods. These charges for excess inventory were calculated based on inventory levels in excess of estimated 12-month demand for each specific product. It is possible that additional amounts of the excess inventory subject to these provisions may be used in future periods based on customer demand and product mix changes which were not anticipated at the time the estimates were made and the charges recognized.

     Amortization of acquired developed technology is associated with several acquisitions completed during fiscal 2001 through 2003. The charge for acquired developed technology decreased from $5.4 million in the quarter ended October 31, 2002 to $4.7 million in the quarter ended October 31, 2003 due to earlier write-offs of acquired developed technology associated with the sale of our Sensors Unlimited subsidiary and with the sale of part of our Demeter Technologies subsidiary’s product line.

     On a year-to-date basis, gross profit decreased from $5.5 million in the six months ended October 31, 2002 to $4.4 million in the six months ended October 31, 2003. As a percentage of revenues, gross profit decreased from 6.3% in the six months ended October 31, 2002 to a gross profit of 5.3% in the six months ended October 31, 2003. Gross margins were adversely effected in both periods by charges for slow-moving and obsolete inventory and charges for rework material. We recorded a charge of $5.1 million in the six months ended October 31, 2002, compared to a charge of $8.7 million in the six months ended October 31, 2003. Amortization of acquired developed technology decreased from $12.8 million in the six months ended October 31, 2002 to $9.3 million in the six months ended

     October 31, 2003, primarily related to the sale of assets of Sensors Unlimited in the most recent quarter. The remaining decrease in gross profit, totaling $700,000 for the period, was related to lower average selling prices and product mix issues.

     We expect gross margins to continue to improve over the balance of fiscal 2004 as a result of anticipated increases in revenue and decreases in inventory and rework charges. However, the continuing effect of competitive pricing pressures is likely to limit the magnitude of any such improvement.

     Research and Development Expenses. Research and development expenses decreased $2.3 million, or 14.4%, from $16.0 million in the quarter ended October 31, 2002 to $13.7 million in the quarter ended October 31, 2003. This decrease was due primarily to reductions in salary and fringe expenses of $2.4 million related to reductions in our U.S.-based engineering personnel primarily in Sunnyvale, California, the closure of our operations at Sensors and Demeter in the U.S. and our operations in Munich, Germany. Research and development expenses decreased as a percentage of revenue to 32.0% in the quarter ended October 31, 2003 compared to 39.1% in the quarter ended October 31, 2002.

     On a year-to-date basis, research and development expenses increased $3.1 million, or 10%, from $31.5 million in the six months ended October 31, 2002, to $34.6 million in the six months ended October 31, 2003. This increase reflects $6.0 million of accelerated depreciation on equipment that was abandoned as a result of the closure during the first quarter of fiscal 2004 of the facilities occupied by our Demeter Technologies subsidiary, partially offset by the reduction in salary and fringe expenses noted above.

     Sales and Marketing Expenses. Sales and marketing expenses decreased $1.0 million, or 18.2%, from $5.6 million in the quarter ended October 31, 2002 to $4.6 million in the quarter ended October 31, 2003. This decrease was primarily due to a reduction of $436,000 in selling expenses reflecting lower advertising and trade show expenses as well as a $298,000 reduction of salary and fringe benefit expenses associated with lower manpower levels. As a result of these lower expense levels, sales and marketing expenses as a percentage of revenue decreased from 13.6% in the quarter ended October 31, 2002 to 10.7% in the quarter ended October 31, 2003.

     On a year-to-date basis, sales and marketing expenses decreased $2.9 million, or 24.5%, from $11.7 million in the six months ended October 31, 2002 to $8.9 million in the six months ended October 31, 2003. This decrease was primarily due to a reduction of $1.0 million in selling expenses reflecting lower advertising and trade show expenses as well as a $1.1 million reduction of salary and fringe benefit expenses associated with lower manpower levels. Sales and marketing expenses as a percentage of revenue decreased from 13.3% in the six months ended October 31, 2002 to 10.8% in the six months ended October 31, 2003.

     General and Administrative Expenses. General and administrative expenses increased $23,000, or 0.5%, from $4.3 million in the quarter ended October 31, 2002 to $4.4 million in the quarter ended October 31, 2003. This increase was primarily related to a non-cash expense of $756,000 related to non-employee options issued during the second quarter of fiscal 2004, partially offset by lower salary and fringe benefit expenses associated with lower headcount and lower depreciation. General and administrative expenses decreased as a percentage of revenue from 10.6% in the quarter ended October 31, 2002 to 10.2% in the quarter ended October 31, 2003.

     On a year-to-date basis, general and administrative expenses increased $126,000, or 1.5%, from $8.2 million in the six months ended October 31, 2002 to $8.3 million in the six months ended October 31, 2003, primarily due to the reasons noted above. General and administrative expenses increased as a percentage of revenue from 9.3% in the six months ended October 31, 2002 to 10.1% in the six months ended October 31, 2003.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased from a benefit of $1.9 million in the quarter ended October 31, 2002 to a benefit of $49,000 in the quarter ended October 31, 2003. This decrease was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

     For the year-to-date period, amortization of deferred stock compensation decreased from a benefit of $552,000 in the six months ended October 31, 2002 to a benefit of $353,000 in the six months ended October 31, 2003 as a result of such employee terminations.

     Amortization of Purchased Intangibles. Intangible assets related to trade name are associated with several acquisitions completed during fiscal 2001 through 2003. We amortized acquired purchased intangibles associated with trade name in the amount of $143,000 in the quarter ended October 31, 2003 which is consistent with the $143,000 amortized in the quarter ended October 31, 2002. For the year-to-date period, amortized acquired purchased intangibles decreased from a $472,000 in the six months ended October 31, 2002 to $286,000 in the six months ended October 31, 2003. The fiscal year 2003 period included $186,000 related to the Sensors Unlimited tradename, which was sold in the second quarter of fiscal 2003.

     Impairment of Goodwill and Intangible Assets. On May 3, 2002, we recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. In the quarter ended July 31, 2002, we recorded an impairment loss of $485,000 related to this additional consideration. There were no similar impairments in the quarter or six month period ended October 31, 2003.

     Restructuring Costs. During the quarter ended October 31, 2003, we incurred total restructuring costs of $187,000. During the quarter we completed the process of closing our facility in Munich Germany, in order to reduce future operating costs resulting in a charge of $273,000. This restructuring charge included $373,000 for legal and exit fees associated with the closure, additional severance related payments and write-off of abandoned assets, partially offset by lower than anticipated fees associated with the termination of the German facilities lease of $100,000. The expenses related to the closure of the German facility were partially offset by an $86,000 reduction in restructuring expenses associated with the closure of the Demeter subsidiary offset by additional severance related expenses.

     During the quarter ended October 31, 2002, we announced a number of decisions designed to lower operating costs including (1) the sale of certain assets of Sensors Unlimited, (2) the elimination of 165 positions, or 25% of our U.S. workforce, 45 of which associated with the operations of Sensors Unlimited, (3) the implementation of a 10% reduction in salaries for most U.S.-based personnel beginning in January, 2003, and (4) a 10% reduction in commissions paid to manufacturing representatives for our network test and monitoring systems as well as optical subsystems. As a result of these decisions, we incurred total restructuring expenses during the quarter of $1.2 million.

     On a year-to-date basis for fiscal year 2004, restructuring costs of $2.4 million included the second quarter expenses described above as well costs incurred in the first quarter related to the completion of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California, and additional restructuring expenses related to the closing of our facility in Munich, Germany. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first fiscal quarter. This restructuring charge included $800,000 of severance, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

     On a year-to-date basis for fiscal year 2003, restructuring costs were $1.2 million, due to the expenses incurred in the second quarter.

     Other Acquisition Costs. Other acquisition costs increased from a credit of $166,000 in the quarter ended October 31, 2002 to a charge of $149,000 in the quarter ended October 31, 2003. The credit in the prior year period was related to the reversal of a previous accrual associated with meeting milestone payments under the terms of the acquisition of Sensors Unlimited, the assets of which were sold during the quarter. The charge in the current period is primarily a result of the write off of capitalized legal fees associated with the acquisition of our German facility.

     On a year-to-date basis, other acquisition costs increased from $31,000 in the six months ended October 31, 2002 to $194,000 in the six months ended October 31, 2003. This increase reflects the credit related to the prior year period and the write off of capitalized legal fees associated with the German facility in the current period as described above.

     Interest Income. Interest income decreased from $1.2 million in the quarter ended October 31, 2002 to $656,000 in the quarter ended October 31, 2003. This decrease reflects lower cash, cash equivalents and short-term investments on hand during most of the quarter as well as lower interest rates. On a year-to-date basis, interest income decreased from $2.6 million in the six months ended October 31, 2002 to $1.5 million in the six months ended October 31, 2003 for the same reasons.

     Interest Expense. Interest expense increased $12.9 million from $2.8 million in the quarter ended October 31, 2002 to $15.7 million in the quarter ended October 31, 2003. The increase is due to a non-cash charge of $5.7 million associated with the amortization of discount on our convertible notes and an additional $8.4 million associated with the exchange of $17.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during the quarter. The prior year period included $1.2 million associated with the amortization of discount on our convertible notes.

     On a year-to-date basis, interest expense increased $16.5 million from $5.6 million in the six months ended October 31, 2002 to $22.1 million in the six months ended October 31, 2003. During the current period we incurred a non-cash charge of $8.1 million associated with the amortization of discount on our convertible notes and an additional $10.8 million associated with the exchange of $22.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during the six month period. Interest expense in the prior year period included $2.3 million associated with the amortization of discount on our convertible notes.

     Other Expense, net. Other expense, net of other income, decreased $38.7 million from $39.3 million in the quarter ended October 31, 2002 to $555,000 in the quarter ended October 31, 2003. In the second quarter of fiscal 2004, using the equity method, we incurred a charge of $269,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment, as well as other miscellaneous charges. In the second quarter of fiscal 2003, we incurred a loss on the sale of certain assets of Sensors Unlimited totaling $36.8 million and an impairment charge of $2.0 million associated with a minority investment in a development stage company. Additionally, using the equity method, we incurred a charge of $134,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment.

     On a year-to-date basis, other expense, net of other income, decreased $46.6 million from $49.7 million in the six months ended October 31, 2002 to $3.1 million in the six months ended October 31, 2003. The decrease is primarily due to the reasons described above as well as an impairment charge during the first quarter of fiscal 2003 of $10.0 million for our minority equity investment in a development stage company due to that company’s inability to raise sufficient additional funding which necessitated its restructuring. During the first quarter of fiscal 2004, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to recent funding efforts which suggested that the value of our investment has been impaired.

     Provision for Income Taxes. The provision for income taxes remained relatively consistent increasing minimally from $30,000 in the quarter ended October 31, 2002, to $33,000 in the quarter ended October 31, 2003, primarily related to minimum state taxes.

     On a year to date basis the provision for income taxes increased from $91,000 in the six months ended October 31, 2002 to $246,000 in the six months ended October 31, 2003, primarily related to minimum state taxes.

     We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at October 31, 2003 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of October 31, 2003, we do not expect to record any additional tax benefit against future operating losses.

     Cumulative Effect of an Accounting Changes. We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. In adopting this new standard, we recorded a charge of $460.6 million in the quarter ended July 31, 2002.

Effect of New Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company has not created or acquired any variable interest entities subsequent to January 31, 2003, and does not believe the adoption of FIN 46 will effect its operating results and financial condition. The Company is however currently evaluating the potential effect the adoption of FIN 46 may have on its operating results and financial condition with respect to potential variable interest entities created or acquired prior to January 31, 2003.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to any existing financial instruments effective July 1, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition.

Liquidity and Capital Resources

     From inception through November 1998, we financed our operations primarily through internal cash flow and periodic bank borrowings. In November 1998, we raised $5.6 million of net proceeds from the sale of preferred stock and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of our common stock, and in April 2000 we received $190.6 million from an additional public offering. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1/4% per year, payable semiannually on April 15 and October 15, beginning on April 15, 2002. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, we recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. In privately negotiated transactions concluded during the six months ended October 31, 2003, we exchanged and repurchased $24.8 million in principal amount of our convertible notes due 2008 for 9,926,339 shares of our common stock and cash in the amount of $1.9 million. On October 15, 2003, we sold $150 million aggregate principal amount of 2 1/2 % convertible subordinated notes due October 15, 2010. Interest on the Notes is 2 1/2 % per year, payable semiannually on April 15 and October 15, beginning on April 15, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.

     As of October 31, 2003, our principal sources of liquidity were $236.8 million in cash, cash equivalents and short-term investments, net of $6.4 million of short-term securities reserved for the next two interest payments due under our convertible subordinated notes due 2008 and net of $14.4 million of short-term and long-term securities reserved for the next eight payments due under our convertible subordinated notes due 2010.

     Net cash used in operating activities totaled $16.3 million in the six months ended October 31, 2003, reflecting the operating loss of $73.8 million, partially offset by $50.5 million of non-cash charges and a reduction in other assets and liabilities of $7.0 million. Included in non-cash charges was $18.2 million in depreciation and amortization of which $6.0 million was related to accelerated depreciation for equipment to be abandoned in connection with the closure of our Demeter Technologies subsidiary, $9.3 million of amortization of acquired developed technology, a $1.6 million impairment charge for our minority equity investments in two development stage companies and $8.1 million for amortization of the beneficial conversion feature of our outstanding convertible notes, of which $5.8 million was related to the exchange of $24.8 million principal amount of convertible notes for common shares of stock during the quarter. Net cash used in operating activities totaled $26.3 million in the six months ended October 31, 2002, primarily reflecting a pay down of accounts payable and a loss from operations.

     Net cash provided by investing activities totaled $6.6 million in the six months ended October 31, 2003, and consisted primarily of sales of short-term investments and loan repayments from a company in which we have a minority investment, offset by purchases of property and equipment net of retirements. Net cash used in investing activities totaled $8.0 million in the six month period ended October 31, 2002, and consisted primarily of the purchases of property and equipment totaling $12.8 million, offset by proceeds from the sale of Sensors Unlimited assets.

     Net cash provided by financing activities totaled $132.4 million in the six months ended October 31, 2003, and consisted primarily of $130.9 million of proceeds from issuance of our subordinated convertible notes due 2010, $3.0 million of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and $279,000 of proceeds from the purchase of stock through the employee stock purchase plan, offset by the extinguishment of $1.9 million of debt due under our subordinated convertible notes due 2008. Net cash provided by financing activities totaled $1.7 million in the six month period ended October 31, 2002, and consisted primarily of proceeds from the exercise of stock options and the purchase of stock under our stock purchase plan, net of repurchase of unvested shares.

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

Contractual Obligations and Commercial Commitments

     Future minimum payments under long-term debt and operating leases are as follows as of October 31, 2003 (in thousands):

		Payments Due by Period

		Less Than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Long-term debt	$250,250	$—	$—	$100,250	$150,000
Operating leases	8,862	3,220	5,290	352	—

Total contractual cash obligations	$259,112	$3,220	$5,290	$100,602	$150,000

     Long-term debt consists of $150 million in convertible notes due October 15, 2010 and $100 million in convertible notes due October 15, 2008.

     Operating leases consist of base rents for facilities we occupy at various locations and photocopying equipment. Included in operating leases is $1.4 million of accrued lease cost obligations that are recorded on our balance sheet.

     The following table summarizes our commercial commitments as of October 31, 2003 (in thousands):

	Amount of Commitment Expiration per Period

	Total	Less
	Amount	Than	1 - 3	4 - 5	After 5
Commercial Commitments	Committed	1 Year	Years	Years	Years

Non-cancelable purchase obligation	$1,774	$1,774	$—	$—	$—
Standby repurchase obligations	7,549	7,549	—	—	—

Total commercial commitments	$9,323	$9,323	$—	$—	$—

     Non-cancelable purchase obligation consists of an obligation to purchase equipment from one manufacturer. Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor’s purchase order obligations at their facilities. Total commercial commitments of $9.3 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

     At October 31, 2003 and April 30, 2003, we did not have off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Risk Factors That Could Affect Our Future Performance

     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

     We incurred net losses of $85.4 million, $218.7 million and $619.8 million in our fiscal years ended April 30, 2001, 2002 and 2003, respectively, and $73.8 million in the six months ended October 31, 2003. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve and maintain profitability.

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

     We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically represent a small percentage of expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, the value of the notes and the trading price of our common stock would significantly decline.

We may have insufficient cash flow to meet our debt service obligations, including payments due on the notes

     We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively, and to conduct our business operations. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business

     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future or to repay the principal of our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we continue to experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments

     We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have sometimes experienced significant growth followed by a significant decrease in customer demand such as occurred between July 31, 2000 and July 31, 2001, when quarterly revenues increased from $27.2 million to a high of $64.8 million followed by a decrease to $34.2 million. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2001 and 2002. We recorded additional charges for obsolete and excess inventories during fiscal 2003 and the first two quarters of fiscal 2004, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating costs may need to be further reduced which could impact our future growth

     We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues recovered to some extent in fiscal 2003 and the first half of fiscal 2004, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed costs related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating costs in order to conserve our cash, and we may be required to take further action to reduce costs. These cost reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the value of the notes and the price of our stock to decline. In order to be successful in the future, we must reduce our operating expenses and product costs, while at the same time completing our key product development programs and penetrating new customers.

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

We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families

     We currently derive substantially all of our revenue from sales of our optical components and subsystems and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical components and subsystems or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies, as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

Because we do not have long-term contracts with our customers, our customers may cease purchasing our products at any time if we fail to meet our customers’ needs

     Typically, we do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly:

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

     We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and could adversely affect our margins. In order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margin.

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

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

     Since October 2000, we have completed the acquisition of six privately-held companies and certain assets from two other companies. We continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In six of our eight acquisitions, we issued stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

     During fiscal 2003, we sold some of the assets acquired in two of our acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming future problems encountered in connection with our past or future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable

     The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using them in their equipment. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

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

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and military action in the Middle East

     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

We may lose sales if our suppliers fail to meet our needs

     We currently purchase several key components used in the manufacture of our products from single or limited sources. We depend on these sources to meet our needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products.

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

     Through fiscal 2003, we recorded minority equity investments in early-stage technology companies, totaling $43.5 million. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. During September 2003, the Company converted $5.0 million of the remaining $5.9 million of the loan to one company into additional equity in this company. The remainder was repaid in cash to the Company. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In the first quarter of fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $25.1 million in such investments remaining on our balance sheet as of October 31, 2003 in future periods.

We are subject to pending legal proceedings

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The operative amended complaint alleges violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss was denied. We together with most of the other issuer defendants in the consolidated cases have agreed to settle. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, We would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control

     As of September 30, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 52.1 million shares or approximately 23.7% of the outstanding shares of our common stock. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

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

•	authorizing the board of directors to issue additional preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms;

•	permitting the board of directors to increase the size of the board and to fill vacancies;

•	requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     We are subject to the provisions of Section 203 of the Delaware General Corporation Law which limit the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation’s outstanding voting securities, or certain affiliated persons.

     In addition, in September 2002, our board of directors adopted a stockholder rights plan under which our stockholders received one share purchase right for each share of our common stock held by them. Subject to certain exceptions, the rights become exercisable when a person or group (other than certain exempt persons) acquires, or announces its intention to commence a tender or exchange offer upon completion of which such person or group would acquire, 20% or more of our common stock without prior board approval. Should such an event occur, then, unless the rights are redeemed or have expired, Finisar stockholders, other than the acquiror, will be entitled to purchase shares of our common stock at a 50% discount from its then-Current Market Price (as defined) or, in the case of certain business combinations, purchase the common stock of the acquiror at a 50% discount.

     Although we believe that these charter and bylaw provisions, provisions of Delaware law and our stockholder rights plan provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Our business and future operating results may be adversely affected by events outside of our control

     Our business and operating results are vulnerable to events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the U.S. and overseas. Currently, our corporate headquarters and a portion of our manufacturing operations are located in California. California in particular has been vulnerable to natural disasters, such as earthquakes, fires and floods, and other risks which at times have disrupted the local economy and posed physical risks to our property. Because of our overseas manufacturing locations, we are also dependent on communications links with these facilities and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur nor can we be certain that the insurance we maintain against these events would be adequate, in which case our business would suffer.

Our stock price has been and may continue to be volatile

     The trading price of our common stock has been and may continue to be subject to large fluctuations and, therefore, the trading price of the notes may fluctuate significantly, which may result in losses to holders of the notes. Our stock price and the value of the notes may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	quarterly variations in operating results;

•	the operating and stock price performance of other companies that investors in our common stock may deem comparable; and

•	purchases or sales of blocks of our common stock.

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

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. If certain of these investments in privately-held companies became marketable equity securities upon the company’s completion of an initial public offering in the future or acquisition by another company, then they would be subject to significant fluctuations in fair market value due to the volatility of the stock market. We also invest in equity securities of a publicly traded company. Such investments in publicly traded equity securities are subject to market price volatility. Equity security price fluctuations of plus or minus 10% would have had a $208,000 impact on the value of these securities as of October 31, 2003. There has been no material change in our interest rate exposure since April 30, 2003.

Item 4.	Controls And Procedures.

     Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on this evaluation, our President and Chief Executive Officer and Senior Vice President, Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The operative amended complaint alleges violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss was denied. We together with most of the other issuer defendants in the consolidated cases have agreed to settle. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which is $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the outcome of the litigation is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2.	Changes in Securities and Use of Proceeds

     During the period July through October 2003, we exchanged and repurchased $24.8 million in principal amount of our convertible notes due 2008, in privately negotiated transactions, for 9,926,339 shares of the our common stock and cash in the amount of $1.9 million. The issuance of the shares of our common stock in these transactions was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 3(a)(9) of the Act which exempts from the provisions of the Act an exchange of securities by an issuer with its existing security holders exclusively where no commission or other remuneration is paid or given for soliciting such exchange.

     On October 15, 2003, we completed an offering of $150 million in aggregate principal amount of our 2 1/2% convertible subordinated notes due 2010. The initial purchasers of the notes were Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC World Markets Corp., A.G. Edwards & Sons, Inc., Needham & Company, Inc., RBC Dain Raucher Inc., Soundview Technology Corporation, and Thomas Weisel Partners, LLC. From the aggregate offering price of $150 million we received approximately $145.3 million in net proceeds after deducting the aggregate initial purchasers’ discount and other fees of approximately $4.7 million. Subject to market conditions and our ability to complete privately negotiated transactions with individual holders, we intend to use a portion of the net proceeds to repurchase a portion of our outstanding 5 1/4% convertible subordinated notes due 2008. We intend to use the remaining net proceeds from the offering for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire complementary business, products or technologies, although we currently have no commitments or agreements for any such acquisitions. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the our common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The notes may be redeemed for cash, at our option, at any time on or after October 15, 2007 in whole or in part at a redemption price equal to 100% of the principal amount of notes being redeemed, plus accrued and unpaid interest, if any, on such notes to, but excluding, the redemption date, if the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day immediately preceding the date of mailing notice to holders of such optional redemption.

     Interest is payable on the notes on April 15 and October 15 each year, beginning April 15, 2004. We have purchased and pledged to a collateral agent under a pledge agreement, as security for the exclusive benefit of the holders of the notes, pproximately $14.4 million of U.S. government securities to provide for the payment in full of the first eight scheduled interest payments due on the notes.

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

     At the annual meeting of our shareholders held on October 1, 2003, the following matters were considered and voted upon:

The following nominees were elected as Class I directors to serve on our Board of Directors for a three-year term expiring at the 2006 annual meeting of stockholders and until their successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld

Roger C. Ferguson	187,786,407	2,504,954
Larry D. Mitchell	189,509,082	782,279

A proposal to approve certain provisions of the 1999 Stock Option Plan in order to preserve the ability to deduct in full certain plan-related compensation under Section 162(m) of the Internal Revenue Code was approved and ratified by a vote of 187,229,471 shares for, 2,746,915 shares against, and 314,975 shares abstaining.

The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 20, 2004 was approved and ratified by a vote of 190,031,294 shares for, 148,090 shares against, and 111,977 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:

4.4	Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003
10.18	Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003
10.19	Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

     We filed or furnished the following reports on Form 8-K during the quarter ended October 31, 2003:

(1)	Press Release dated September 3, 2003 regarding financial information for Finisar for the quarter ended July 31, 2003.

(2)	Press Release dated October 7, 2003, regarding the proposed offering of $100 million of convertible subordinated notes due 2010 in a private placement to qualified institutional investors.

(3)	Press Release dated October 9, 2003 regarding the pricing of $130 million of convertible subordinated notes due 2010 in a private placement to qualified institutional investors.

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
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: December 10, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4.4	Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003
10.18	Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003
10.19	Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002