Form 10-Q
period 2004-01-31
FINISAR CORP
filed 2004-03-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

      At March 1, 2004, there were 221,974,488 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended January 31, 2004

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2004	April 30, 2003

	(Unaudited, in thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$151,194	$40,918
Short-term investments	75,458	78,520
Restricted investments	9,009	6,737
Accounts receivable, trade (net)	29,431	23,390
Accounts receivable, other	6,719	5,362
Inventories	26,729	36,470
Prepaid expenses	2,652	2,341
Deferred income taxes	2,559	3,324

Total current assets	303,751	197,062
Property, plant, equipment and improvements, net	95,255	112,125
Restricted investments, long-term	10,669	3,307
Purchased intangibles, net	38,513	52,910
Goodwill, net	19,985	19,838
Minority investments	24,601	28,844
Other assets	14,119	9,520

Total assets	$506,893	$423,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,417	$22,872
Accrued compensation	3,498	4,449
Other accrued liabilities	12,728	8,474
Non-cancelable purchase obligations	7,591	9,380
Income tax payable	602	536
Current portion of other long-term liabilities	2,000	1,384

Total current liabilities	47,836	47,095
Long-term liabilities:
Deferred income taxes	2,559	3,324
Convertible notes, net of unamortized portion of beneficial conversion feature of $21,851 and $30,977 at January 31, 2004 and April 30, 2003, respectively	228,399	94,023
Other long-term liabilities	2,206	4,184

Total long-term liabilities	233,164	101,531
Stockholders’ equity
Common stock, $0.001 par value, 221,655,503 shares issued and outstanding at January 31, 2004 and 207,295,693 shares issued and outstanding at April 30, 2003.	222	207
Additional paid-in capital	1,258,140	1,219,424
Notes receivable from stockholders	(574)	(1,077)
Deferred stock compensation	(296)	(1,045)
Accumulated other comprehensive income	1,112	841
Accumulated deficit	(1,032,711)	(943,370)

Total stockholders’ equity	225,893	274,980

Total liabilities and stockholders’ equity	$506,893	$423,606

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues	$46,416	$38,747	$128,623	$126,697
Cost of revenues	32,778	30,975	101,281	100,553
Amortization of acquired developed technology	4,656	4,598	13,968	17,434

Gross profit	8,982	3,174	13,374	8,710
Operating expenses:
Research and development	12,849	11,837	47,459	43,347
Sales and marketing	4,905	3,966	13,762	15,692
General and administrative	4,517	3,517	12,826	11,700
Amortization of deferred stock compensation	115	85	(238)	(467)
Amortization of purchased intangibles	143	143	429	615
Impairment of goodwill and intangible assets	—	10,101	—	10,586
Restructuring (benefit) cost	(1,199)	3,056	1,173	4,230
Other acquisition costs	45	176	239	207

Total operating expenses	21,375	32,881	75,650	85,910

Loss from operations	(12,393)	(29,707)	(62,276)	(77,200)
Interest income	804	997	2,329	3,626
Interest expense	(3,339)	(2,862)	(25,398)	(8,415)
Other expense, net	(572)	(1,211)	(3,707)	(50,865)

Loss before income taxes and cumulative effect of an accounting change	(15,500)	(32,783)	(89,052)	(132,854)
Provision for income taxes	43	31	289	122

Loss before cumulative effect of an accounting change	(15,543)	(32,814)	(89,341)	(132,976)
Cumulative effect of an accounting change to adopt SFAS 142.	—	—	—	(460,580)

Net loss	$(15,543)	$(32,814)	$(89,341)	$(593,556)

Loss per share before cumulative effect of an accounting change	$(0.07)	$(0.17)	$(0.42)	$(0.69)
Cumulative per share effect of an accounting change to adopt SFAS 142.	—	—	—	(2.37)

Loss per share — basic and diluted	$(0.07)	$(0.17)	$(0.42)	$(3.06)

Shares used in loss per share calculation — basic and diluted	219,900	198,224	214,235	194,021

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31,

	2004	2003

	(Unaudited, in thousands)
Operating Activities:
Net loss	$(89,341)	$(593,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,257	15,878
Amortization of deferred stock compensation	(238)	(467)
Amortization of purchased intangibles	429	615
Amortization of acquired developed technology	13,968	17,434
Amortization of beneficial conversion feature	9,126	3,523
Loss on conversion of convertible notes	10,763	—
Pro-rata share of losses in a minority investment (equity method)	928	571
Cumulative effect of an accounting change	—	460,580
Amortization of premium discount on restricted securities	(220)	(502)
Other than temporary decline in market value of marketable security	528	—
Loss on disposal of subsidiary assets	—	36,839
Loss on retirement of assets	122	—
Impairment of minority investment	1,631	12,000
Impairment of goodwill and intangible assets	—	10,586
Gain on sale or discontinuation of product line	—	533
Loss on retirement of assets	(86)	—
Non-employee option expense	962	—
Other non-cash charges	847	—

Total non-cash adjustment in operating activities	63,017	557,590

Changes in operating assets and liabilities:
Accounts receivable	(6,045)	2,593
Inventories	9,741	20,053
Other assets	(3,053)	1,395
Accounts payable	(1,455)	(17,443)
Accrued compensation	(951)	(4,267)
Current income taxes	—	42
Other accrued liabilities	1,599	5,435
Total change in operating assets and liabilities	(164)	7,808

Net cash used in operating activities	(26,488)	(28,158)
Investing activities:
Purchases of property, plant, equipment and improvements	(7,673)	(16,040)
Sale/(purchase) of short-term investments	7,478	1,690
Purchase of minority investments, net of loan repayments	1,684	154
Acquisition of product line assets	—	(243)
Proceeds from sale of product line	—	153
Proceeds from disposal of subsidiary assets, net of cash transferred	—	5,407

Net cash provided by (used in) investing activities	1,489	(8,879)

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended
	January 31,

	2004	2003

	(Unaudited, in thousands)
Financing activities:
Payments on capital lease obligations	—	(180)
Payment received on stockholder note receivable	458	303
Proceeds from convertible debt offering net of issuance costs	130,903	—
Repurchase of convertible notes	(1,860)	—
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	5,774	1,797

Net cash provided by financing activities	135,275	1,920

Net change in cash and cash equivalents	110,276	(35,117)
Cash and cash equivalents at beginning of period	40,918	75,889

Cash and cash equivalents at end of period	$151,194	$40,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,762	$3,281
Cash paid for taxes	$269	$122
Supplemental schedule of non-cash investing and financing Activities:
Issuance of other long term liabilities in connection with acquisition of product line	$—	$5,384
Issuance of common stock in connection with acquisitions	$—	$485
Issuance of common stock upon conversion of convertible notes	$33,513	$6,750
Issuance of common stock on achievement of milestones	$147	$1,637

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

Interim Financial Information and Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements as of January 31, 2004, and for the three and nine month periods ended January 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 31, 2004, its operating results for the three and nine month periods ended January 31, 2004 and 2003 and its cash flows for the nine month periods ended January 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2003.

      The balance sheet at April 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Fiscal Periods

      The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2003 ended on July 28, 2002, October 27, 2002 and January 26, 2003, respectively, and the first three quarters of fiscal 2004 ended on July 27, 2003, October 26, 2003 and January 25, 2004, respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition

      The Company follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is generally recorded at the time of shipment when title and risk of loss pass to the

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer, unless the Company has future unperformed obligations or customer acceptance is required, in which case revenue is not recorded until such obligations have been satisfied or customer acceptance has been received.

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

Concentrations of Credit Risk

      Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. In many instances, the Company sells to contract manufacturers for the ultimate end customer equipment supplier. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2003, one optical subsystems and components customer represented 10.3% of total accounts receivable. At January 31, 2004, one customer represented 18.2% of total accounts receivable.

Current Vulnerabilities Due to Certain Concentrations

      Finisar sells products primarily to customers located in North America. During the nine months ended January 31, 2004, revenues from one optical subsystems and components customer represented 22.1% of revenues. During the nine months ended January 31, 2003, revenues from one optical subsystems and components customer accounted for 10.0% of net revenues. No other customer accounted for more than 10.0% of revenues in either period.

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

Advertising Costs

      Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $106,000 and $633,000 in the nine months ended January 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

      Finisar’s cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. Finisar considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Investments

     Short-Term

      Short-term investments consist of interest bearing securities with maturities of greater than 90 days from the date of purchase and an equity security. Pursuant to Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are included in accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. In the first quarter of fiscal 2004, the Company recorded an other-than-temporary decline of $528,000 in the value of the Company’s equity security holding. No similar decline in the value of the Company’s investments was recorded in the second or third quarters of fiscal 2004.

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

     Other

      The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance such as the impact of recently completed or failed financing transactions by these companies. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment. In the first quarter of fiscal 2004, the Company recorded an impairment charge of $1.6 million for its minority equity investments in two development stage companies. No impairments of the Company’s minority equity

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments were recorded in the second or third quarters of fiscal 2004. The Company had recorded a loan made to Quintessence Photonics Corporation as a minority investment. During September 2003, the Company converted $5.0 million of the remaining $5.9 million principal amount of this loan into Quintessence capital stock. The remainder of the loan was repaid in cash to the Company. As of January 31, 2004, the Company’s carrying value of its minority investments was $24.6 million.

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

     Property, Plant, Equipment and Improvements

      Property, plant, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except buildings which is 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

Accounting for the Impairment of Goodwill and Indefinite-Lived Intangible Assets

      The Company is required to perform an annual two-step impairment test of goodwill and indefinite-lived intangible assets. Should certain events or indicators of impairment occur between annual impairment tests, the Company performs the two-step impairment test of goodwill and indefinite-lived intangible at that date. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, are assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units are determined to be the Company’s two business segments. If the carrying value of a reporting unit is in excess of its fair value, an impairment may exist and the Company must perform the second step of comparing the implied fair value of the goodwill to its carrying value to determine the impairment charge.

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

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the stock option plans and under the Company’s Employee Stock Purchase Plan (collectively “options”). For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net loss — as reported	$(15,543)	$(32,814)	$(89,341)	$(593,556)
Add: Stock based employee compensation included in net loss	115	85	(238)	(467)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,021)	(22,269)	(24,746)	(100,622)

Net loss — pro forma	$(22,449)	$(54,998)	$(114,325)	$(694,645)

Basic and diluted net loss per share — as reported	$(0.07)	$(0.17)	$(0.42)	$(3.06)

Basic and diluted net loss per share — pro forma	$(0.10)	$(0.28)	$(0.53)	$(3.58)

      The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the Company’s stock options grants subsequent to the initial public offering was determined using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

      The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and nine month periods ended January 31, 2004. For stock options grants we used: risk-free interest rates of 2.14% for both periods; a volatility factor of 0.79 and 0.89, respectively; a weighted-average expected life of the option of 3.60 for both periods; and a dividend yield of 0% for both periods. For our employee stock purchase plan we used: risk-free interest rates of 2.14% and 1.35%, respectively; a volatility factor of 0.79 and 1.13, respectively; a weighted-average expected life of the option of 0.75 and .58, respectively; and a dividend yield of 0% for both periods.

      The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and nine month periods ended January 31, 2003. For stock options grants we used: risk-free interest rates of 2.10% for both periods, respectively; a volatility factor of 1.33 and 1.44, respectively; a weighted-average expected life of the option of 3.12 for both periods, respectively; and a dividend yield of 0% for both periods. For our employee stock purchase plan we used: risk-free interest rates of 1.20% and 1.36%, respectively; a volatility factor of 1.49 and 1.22, respectively; a weighted-average expected life of the option of 0.50 and .67, respectively; and a dividend yield of 0% for both periods.

Net Loss Per Share

      Basic and diluted net loss per share are presented in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”), for all periods presented. Basic net loss per share has been computed using the

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

      Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS 130”) establishes rules for reporting and display of comprehensive income and its components. The Company’s accumulated other comprehensive income (loss) consists of accumulated net unrealized gains on available-for-sale investments and foreign currency translation adjustments. At January 31, 2004 and April 30, 2003, the Company had a balance of net unrealized gains of $406,000 and $291,000, respectively, on available-for-sale investments. Additionally, at January 31, 2004 and April 30, 2003, the Company had $706,000 and $550,000, respectively, of foreign currency translation gains.

      The components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Net loss before cumulative effect of an accounting Change	$(15,543)	$(32,814)	$(89,341)	$(132,976)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(460,580)

Net loss	$(15,543)	$(32,814)	$(89,341)	$(593,556)
Change in unrealized gains (losses) on available-for-sale investments	(31)	811	115	(43)
Change in foreign currency translation	25	592	156	436

Comprehensive loss	$(15,549)	$(31,411)	$(89,070)	$(593,163)

Effect of New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company has not created or acquired any variable interest entities subsequent to January 31, 2003, and does not believe the adoption of FIN 46 will effect its operating results and financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is generally

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to noncontrolling interests that have been deferred. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial condition. If the deferred provisions are finalized in their current form, management does not expect adoption to have a material effect on the Company’s financial condition, results or operations or cash flows.

2.	Net Loss Per Share

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Numerator:
Net loss before cumulative effect of an accounting Change	$(15,543)	$(32,814)	$(89,341)	$(132,976)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(460,580)

Net loss	$(15,543)	$(32,814)	$(89,341)	$(593,556)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding
— total	220,952	201,063	215,513	199,510
— subject to repurchase	(733)	(2,259)	(958)	(2,949)
— unearned performance stock	(319)	(580)	(320)	(2,540)

Denominator for basic and diluted net loss per share	219,900	198,224	214,235	194,021

Net loss per share before cumulative effect of an accounting change	$(0.07)	$(0.17)	$(0.42)	$(0.69)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(2.37)

Net loss per share — basic and diluted	$(0.07)	$(0.17)	$(0.42)	$(3.06)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	17,479	2,801	11,249	4,112
Stock subject to repurchase	733	2,259	958	2,949
Convertible debt, long term	58,647	22,645	35,351	22,645
Unearned performance stock	—	580	1	2,540
Warrants	977	10	1,018	10

	77,836	28,295	48,577	32,256

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Liabilities Related to Acquisition of Assets from New Focus

      In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million, which was convertible into shares of the Company’s common stock. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Additionally, in August 2003, a $1.4 million payment was made to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition totaled $4.0 million at January 31, 2004. Because such payments are not fixed in time, they were not discounted as otherwise required under Accounting Principles Board Opinion No. 21.

4.	Inventories

      Inventories consist of the following (in thousands):

	January 31, 2004	April 30, 2003

Raw materials	$14,931	$23,366
Work-in-process	11,073	7,808
Finished goods	725	5,296

	$26,729	$36,470

      For the nine months ended January 31, 2003, the Company recorded charges of $17.8 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $11.8 million. As a result, cost of revenue associated with the sale of this inventory was zero.

      For the nine months ended January 31, 2004, the Company recorded additional charges of $18.8 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $13.5 million. As a result, cost of revenue associated with the sale of this inventory was zero.

5.	Property, Plant, Equipment and Improvements

      Property, plant, equipment and improvements consist of the following (in thousands):

	January 31, 2004	April 30, 2003

Land	$18,781	$18,781
Buildings	21,218	21,218
Computer equipment	26,573	23,673
Office equipment, furniture and fixtures	3,087	2,930
Machinery and equipment	79,684	79,174
Leasehold improvements	6,613	8,013

	155,956	153,789
Accumulated depreciation and amortization	(60,701)	(41,664)

Property, plant, equipment and improvements, net	$95,255	$112,125

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

      The provision for income taxes increased from $31,000 in the quarter ended January 31, 2003 to $43,000 in the quarter ended January 31, 2004, primarily reflecting state tax requirements. The provision for income taxes increased from $122,000 in the nine months ended January 31, 2003 to $289,000 in the nine months ended January 31, 2004, again primarily reflecting state tax requirements.

      The Company has established a valuation allowance for a portion of its gross deferred tax assets. In part, the valuation allowance at January 31, 2004 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, if and when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

      Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because the Company’s deferred tax assets equal deferred tax liabilities as of January 31, 2004, the Company does not expect to record any additional tax benefit against future operating losses.

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

      In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the fair value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and 2002, the Company recorded additional deferred compensation related to the assumption of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and assumptions of stock options associated with companies acquired during fiscal 2001 and 2002. Amounts to

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999	$2,403	$428
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1,719)
Fiscal quarter ended July 31, 2003 (unaudited)	(674)	(304)
Fiscal quarter ended October 31, 2003 (unaudited)	(276)	(49)
Fiscal quarter ended January 31, 2004 (unaudited)	(36)	115
Fiscal quarter ending April 30, 2004 (unaudited)	—	133
Fiscal year ending April 30, 2005 (unaudited)	—	163

Total	$29,803	$29,803

8.	Purchased Intangible Assets Including Goodwill

      The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total

Balance at April 30, 2002	$406,357	$70,223	$476,580
Addition related to achievement of milestones	485	—	485
Addition related to acquisition of subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Adjusted balance at April 30, 2003	3,838	16,000	19,838
Addition related to achievement of milestones	147	—	147

Balance at January 31, 2004	$3,985	$16,000	$19,985

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects intangible assets subject to amortization as of April 30, 2003 and January 31, 2004 (in thousands):

	April 30, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(38,242)	$51,283
Trade name	2,867	(1,240)	1,627

Totals	$92,392	$(39,482)	$52,910

	January 31, 2004

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(52,210)	$37,315
Trade name	2,867	(1,669)	1,198

Totals	$92,392	$(53,879)	$38,513

      Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount

2004	$19,191
2005	19,190
2006	12,971
2007	1,280
2008	278

9.	Segments and Geographic Information

      The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), and transceivers, multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access network (MAN) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment based on Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet and iSCSI protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenues:
Optical subsystems and components	$40,741	$31,929	$111,361	$103,419
Network test and monitoring systems	5,675	6,818	17,262	23,278

Total revenues	$46,416	$38,747	$128,623	$126,697

Depreciation and amortization expense:
Optical subsystems and components	$5,931	$5,242	$24,049	$15,692
Network test and monitoring systems	78	69	208	186
Operating loss:
Optical subsystems and components	(7,261)	(11,163)	(43,121)	(41,984)
Network test and monitoring systems	(1,372)	(385)	(2,693)	(2,611)

Operating loss before unallocated amounts	(8,633)	(11,548)	(45,814)	(44,595)
Unallocated amounts:
Amortization of acquired developed technology	(4,656)	(4,598)	(13,968)	(17,434)
Amortization of deferred stock compensation	(115)	(85)	238	467
Amortization of other intangibles	(143)	(143)	(429)	(615)
Impairment of goodwill and intangible assets	—	(10,101)	—	(10,586)
Non-employee option expense	—	—	(891)	—
Restructuring costs	1,199	(3,056)	(1,173)	(4,230)
Other acquisition costs	(45)	(176)	(239)	(207)
Interest income (expense), net	(2,535)	(1,865)	(23,069)	(4,789)
Other non-operating income (expense), net	(572)	(1,211)	(3,707)	(50,865)

Loss before income tax and cumulative effect of accounting change to adopt FAS 142	$(15,500)	$(32,783)	$(89,052)	$(132,854)

      The following is a summary of total assets by segment (in thousands):

	January 31,	April 30,
	2004	2003

Optical subsystems and components	$216,727	$240,297
Network test and monitoring systems	47,119	54,912
Other	243,047	128,397

	$506,893	$423,606

      Cash and short-term, restricted and minority investments are the primary components of other assets in the above table.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenues from sales to unaffiliated customers:
United States	$34,846	$27,712	$97,706	$94,959
Rest of the world	11,570	11,035	30,917	31,738

	$46,416	$38,747	$128,623	$126,697

      Revenues generated in the U.S. are all from sales to customers located in the United States.

      The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 31,	April 30,
	2004	2003

Long-lived assets:
United States	$170,961	$197,564
Malaysia	18,545	20,378
Rest of the world	2,967	5,295

	$192,473	$223,237

      The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine Months Ended
	January 31,

	2004	2003

Optical subsystems and components	$7,420	$15,860
Network test and monitoring systems	$253	$180

10.	Option Exchange Program

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

      On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted at an exercise price of $1.80 per share, the closing price for the Company’s common stock on that date. Each new option preserved the vesting schedule and the vesting commencement date of the option it replaced. There were no accounting charges as a result of this stock option exchange program.

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

      Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months
Ended
January 31, 2004

Beginning balance	$867
Additions during the period based on product sold	681
Settlements	(410)
Changes in liability for pre-existing warranties including expirations	(170)

Ending balance	$968

12.	Restructuring and Asset Impairments

      During the fiscal year ended April 30, 2003, the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that had impacted its operations and resulted in lower than anticipated revenues. In May and October 2002, the Company reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of the Company’s U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of U.S. operations. During fiscal 2003, the Company sold its Sensors Unlimited subsidiary, closed its Hayward facility, and began the process of closing the facilities occupied by its Demeter subsidiary. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, a charge of $9.4 million was incurred in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance-related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      During the first quarter of fiscal 2004, the Company completed the closure of its Demeter subsidiary. In addition, the Company began the process of closing its German operations and a reduction in the German workforce of approximately 10 employees in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first fiscal quarter. The restructuring charge included $800,000 of severance-related charges, approximately $600,000 of fees associated with the early termination of the Company’s facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

      During the second quarter of fiscal 2004, the Company completed the closure of its German facility. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with the Company’s operations in Sunnyvale, California, during the second quarter. The Company incurred an additional $187,000 of net restructuring expenses in the second quarter. This amount included an additional $273,000 of restructuring expenses related to the closure of German operations, consisting of $373,000 for legal and exit fees associated with the closure, additional severance-related payments and the write-off of abandoned assets, partially offset by lower than anticipated fees associated with the termination of the German facilities lease of $100,000. The expenses related to the closure of the German facility were partially offset by an $86,000 reduction in restructuring expenses associated with the closure of the Demeter subsidiary offset by additional severance-related expenses.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of fiscal 2004, the Company realized a benefit of $1.2 million related to the termination of a purchasing agreement associated with the closure of the Demeter subsidiary.

      The facilities consolidation charges were calculated using estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. The Company has engaged brokers to locate tenants to sublease the Hayward facility. As of January 31, 2004, $1.0 million of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. In calculating the charges for facilities consolidation, certain assumptions were made with respect to the estimated time periods of vacancy and sublease rates and opportunities. Actual future circumstances could be materially different from the Company’s estimates and, accordingly, the actual total charges associated with the vacated facilities could be materially higher or lower than estimated. Adjustments to the facilities consolidation charges will be made in future periods, if necessary, based upon then current actual events and circumstances.

      At January 31, 2004, $2.0 million related to restructuring activities in fiscal 2003 and first nine months of fiscal 2004 remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities	Severance	Total

Fiscal year 2003 actions:
Total charges	$7,548	$1,830	$9,378
Cash payments	(1,019)	(1,791)	(2,810)
Non-cash charges	(3,724)	—	(3,724)
Reversal of charge	(1,199)	—	(1,199)

Balance from fiscal year 2003 actions at January 31, 2004	1,606	39	1,645
Fiscal year 2004 actions:
Total charges	1,395	977	2,372
Cash payments	(1,064)	(963)	(2,027)
Non-cash charges	—	—	—

Balance from fiscal year 2004 actions at January 31, 2004	331	14	345
Total accrual balance at January 31, 2004	$1,937	$53	$1,990

      Cash payments totaling approximately $1.1 million, primarily consisting of lease payments, will be made though 2006. All other facilities consolidations expenses and the accrued severance balance of $53,000 are expected to be paid out by April 2004.

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In aggregate, during the first two quarters of fiscal 2004, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. Also, $632,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense.

15.	Sale of Convertible Subordinated Notes due 2010

      On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2% per year, payable semiannually on April 15 and October 15, beginning on April 15, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes.

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

      The notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC’s nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

      The Company has agreed to use its best efforts to file a shelf registration statement covering the notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued notes in the offering (or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. The registration statement covering the notes and the common stock issuable upon conversion thereof was declared effective in February 2004.

16.	Guaranties and Indemnifications

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid.

      The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners, and insurers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or the use of the Company’s products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

      The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 31, 2004. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

17.	Subsequent Events

      In January 2004, the Company entered into a definitive agreement with Honeywell International Inc. to acquire Honeywell’s VCSEL Optical Products business, based in Richardson, Texas, for approximately $75 million in cash, subject to an adjustment based primarily on the amount of accounts receivable and inventory as of the closing date. The transaction closed on March 1, 2004. The Company intends to initially continue the operations of the business at the current Richardson, Texas facility, under a lease with Honeywell, but the Company will be required to relocate the business to another facility prior to the end of the lease term on October 31, 2006. The VCSEL Optical Products business manufactures vertical cavity surface emitting lasers (VCSELs), primarily used in high-speed fiber optic data communications and position sensing applications.

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

      Since October 2000, we have acquired six privately-held companies and certain assets from three other companies in order to gain access to new technologies which can be used in conjunction with our existing core competencies to develop new and innovative products. During our fiscal year ended April 30, 2001, we acquired Sensors Unlimited, Inc., Demeter Technologies, Inc., Medusa Technologies, Inc., and Shomiti Systems, Inc. During our fiscal year ended April 30, 2002, we acquired Transwave Fiber, Inc. and certain assets, including equipment and intellectual property, of AIFOtec GmbH in Germany. In May 2002, we acquired certain assets, including equipment, inventory and intellectual property related to the passive optical components business of New Focus, Inc. In April 2003, we acquired Genoa Corporation.

      In October 2002, we sold certain assets and transferred certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003, we acquired Genoa Corporation and announced the closure of our Demeter Technologies subsidiary and the consolidation of all active device development and wafer fabrication into the Genoa facility. This consolidation was completed in July 2003. In June 2003, we announced the planned closure of our operations in Munich, Germany and transferred certain assets, intellectual property and employees to our headquarters in Sunnyvale, California. The closure was completed during the quarter ended October 31, 2003.

      In March 2004, we acquired assets related to Honeywell’s VCSEL Optical Products business, a manufacturer of vertical cavity surface emitting lasers, or VCSELs, primarily used in high-speed fiber optic data communications and position sensing applications.

      The principal strategic goal of most of our acquisitions to date related to our optics business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold a limited amount of these optical components on a stand-alone basis to other manufacturers; however, to date, the sale of these components into this so-called “merchant market” has not been a strategic priority, and our revenues from the sale of optical subsystems and components has consisted predominantly of subsystems sales. We intend to evaluate opportunities to increase the sale of our components in the merchant market. We intend to continue the sale of VCSELs to the merchant market, following the recently-completed acquisition of the VCSEL Optical Products business from Honeywell. We do not expect sales of other components to the merchant market to represent a significant portion of our revenues for the foreseeable future.

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

      We sell our products through our direct sales force, with the support of our manufacturers’ representatives, directly to domestic customers and directly or indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our network test and monitoring systems is usually considerably shorter.

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

      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacture of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct manufacturing, engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale and Fremont, California and at our subsidiaries’ facilities in Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past three years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003 and the first nine months of fiscal 2004, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve or sustain profitability, particularly during periods of weak demand or when average selling prices are low.

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

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	January 31,		January 31,

	2004	2003	2004	2003

Revenues:
Optical subsystems and components	87.8%	82.4%	86.6%	81.6%
Network test and monitoring subsystems	12.2	17.6	13.4	18.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	70.6	79.9	78.7	79.4
Amortization of acquired developed technology	10.0	11.9	10.9	13.8

Gross profit	19.4	8.2	10.4	6.8
Operating expenses:
Research and development	27.7	30.5	36.9	34.2
Sales and marketing	10.6	10.2	10.7	12.4
General and administrative	9.7	9.1	10.0	9.2
Amortization of deferred stock compensation	0.2	0.2	(0.2)	(0.4)
Amortization of purchased intangibles	0.3	0.4	0.3	0.5
Impairment of goodwill and intangible assets	—	26.1	—	8.4
Restructuring (benefit) cost	(2.6)	7.9	0.9	3.3
Other acquisition costs	0.1	0.5	0.2	0.2

Total operating expenses	46.0	84.9	58.8	67.8

Loss from operations	(26.6)	(76.7)	(48.4)	(61.0)
Interest income	1.7	2.5	1.8	2.8
Interest expense	(7.2)	(7.3)	(19.7)	(6.6)
Other expense, net	(1.2)	(3.1)	(2.9)	(40.1)

Loss before income taxes and cumulative effect of an accounting change	(33.3)	(84.6)	(69.2)	(104.9)
Provision for income taxes	0.1	0.1	0.2	0.1

Loss before cumulative effect of an accounting change	(33.4)	(84.7)	(69.4)	(105.0)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(363.5)

Net loss	(33.4)%	(84.7)%	(69.4)%	(468.5)%

      Revenues. Revenues increased $7.7 million, or 19.8%, from $38.7 million in the quarter ended January 31, 2003 to $46.4 million in the quarter ended January 31, 2004. This increase reflects a $8.8 million, or 27.6%, increase in sales of optical subsystems and components from $31.9 million in the quarter ended January 31, 2003 to $40.7 million in the quarter ended January 31, 2004, partially offset by a $1.1 million, or 16.8%, decrease in sales of network test and monitoring systems from $6.8 million in the quarter ended January 31, 2003 to $5.7 million in the quarter ended January 31, 2004. The increase in revenues from optical subsystems and components was primarily due to increased sales of products used in LAN/ SAN and MAN applications. We believe that the decline in sales of network test and monitoring systems was related primarily to a reduction in overall industry demand for such equipment.

      Sales of optical subsystems and components as a percentage of total revenues increased from 82.4% in the quarter ended January 31, 2003 to 87.8% in the quarter ended January 31, 2004. Sales of network test and monitoring systems as a percentage of total revenues decreased from 17.6% in the quarter ended January 31, 2003 to 12.2% in the quarter ended January 31, 2004.

      Two customers accounted for 26.3% and 10.3%, respectively, of total revenues in the quarter ended January 31, 2004 while one customer accounted for 11.4% of total revenues in the quarter ended January 31, 2003. No other customer accounted for more than 10% of total revenues in either period.

      On a year-to-date basis, revenues increased 1.5% from $126.7 million in the nine months ended January 31, 2003 to $128.6 million in the nine months ended January 31, 2004. This increase reflects a 7.7% increase in sales of optical subsystems and components from $103.4 million in the nine months ended January 31, 2003, to $111.4 million in the nine months ended January 31, 2004, and a 25.8% decrease in sales of network test and monitoring systems from $23.3 million in the nine months ended January 31, 2003, to $17.3 million in the nine months ended January 31, 2004. The increase in sales of optical subsystems and components and the reduction in sales of network test and monitoring systems were due to the same factors as noted above for the quarter.

      Sales of optical components and subsystems as a percentage of revenue increased from 81.6% in the nine months ended January 31, 2003 to 86.6% in the nine months ended January 31, 2004. Sales of network test and monitoring systems as a percentage of revenue decreased from 18.4% in the nine months ended January 31, 2003 to 13.4% in the nine months ended January 31, 2004.

      One customer accounted for 22.1% of total revenues in the nine months ended January 31, 2004, and another customer accounted for 10.0% in the nine months ended January 31, 2003. No other customers accounted for more than 10% of total revenue in either period.

      Gross Profit. Gross profit increased $5.8 million from $3.2 million in the quarter ended January 31, 2003 to $9.0 million in the quarter ended January 31, 2004. As a percentage of revenues, gross profit increased from 8.2% in the quarter ended January 31, 2003, to 19.4% in the quarter ended January 31, 2004. The gross profit increase in the third quarter of fiscal 2004 was due primarily to a net benefit of $3.4 million associated with the usage of previously written-off slow-moving and obsolete inventory, as compared to a net charge of $1.0 million for slow-moving and obsolete inventory in the third quarter of fiscal 2003. The additional $1.4 million increase in gross profit was primarily related to the $7.7 million increase in revenues.

      The net benefit of $3.4 million for slow moving, obsolete and unusable inventory in the third quarter ended January 31, 2004, consisted of a charge of $2.2 million for potential slow-moving and obsolete inventory, offset by the use during the quarter of $5.6 million of inventory written-off in prior periods. In the prior year quarter, we recognized a net charge of $1.0 million associated with the write-off for slow-moving, obsolete and unusable inventory, primarily related to optical subsystems and components. The net charge of $1.0 million consisted of a charge of $4.1 million for potential slow-moving and obsolete inventory, partially offset by the use of $3.1 million of inventory written-off in prior periods. The net benefit or charge in all periods was primarily related to optical subsystems and components. The charges for excess inventory were generally calculated based on inventory levels in excess of estimated 12-month demand for each specific product. It is possible that a portion of the excess inventory subject to these provisions may be used in future periods based on customer demand and product mix changes which were not anticipated at the time the estimates were made and the charges recognized.

      On a year-to-date basis, gross profit increased $4.7 million from $8.7 million in the nine months ended January 31, 2003 to $13.4 million in the nine months ended January 31, 2004. As a percentage of total revenues, gross profit increased from 6.8% in the nine months ended January 31, 2003 to 10.4% in the nine months ended January 31, 2004. Most of the improvement in gross profit was related to a $3.4 million decrease in the amortization of acquired developed technology from $17.4 million in the nine months ended January 31, 2003 to $14.0 million in the nine months ended January 31, 2004. This decrease was primarily due to the write-offs of acquired technology associated with the sale of our Sensors Unlimited subsidiary and with the sale of part of our Demeter Technologies subsidiary’s product line in fiscal 2003. Additionally, during the current year, we received a benefit of $1.2 million as the result of the settlement of a materials dispute with a vendor. The benefits noted above were partially offset by lower average selling prices for our optical subsystems and by the shift in product mix to a lower percentage of sales of our higher margin network test and monitoring systems. Gross margins were adversely affected in both periods by charges for slow-moving and obsolete inventory and charges for rework material. We recorded a net charge of $6.0 million in the nine months ended January 31, 2003, compared to a net charge of $5.3 million in the nine months ended January 31, 2004.

      Research and Development Expenses. Research and development expenses increased $1.0 million, or 8.5%, from $11.8 million in the quarter ended January 31, 2003 to $12.8 million in the quarter ended January 31, 2004. This increase reflects $3.2 million of additional expense resulting from our acquisition of Genoa, partially offset by a $600,000 reduction related to the shutdown of our operations in Munich, Germany, $1.1 million related to the shutdown of the operations of our Demeter subsidiary and additional savings of $500,000 due primarily to lower compensation expense associated with lower manpower levels at our Sunnyvale facility. Research and development expenses decreased as a percentage of total revenues from 30.5% in the quarter ended January 31, 2003, to 27.7% in the quarter ended January 31, 2004.

      On a year-to-date basis, research and development expenses increased $4.1 million, or 9.5%, from $43.3 million in the nine months ended January 31, 2003, to $47.5 million in the nine months ended January 31, 2004. This increase reflects $8.1 in additional expenses resulting from our acquisition of Genoa, and $6.0 million of accelerated depreciation on equipment that was abandoned as a result of the closure during the first quarter of fiscal 2004 of the facilities occupied by our Demeter Technologies subsidiary partially offset by $4.5 million in lower operating expenses due to the closure of Demeter and Sensors Unlimited and $5.5 million in other savings primarily related to lower compensation expense associated with lower manpower levels at our Sunnyvale facility.

      Sales and Marketing Expenses. Sales and marketing expenses increased $900,000, or 23.7%, from $4.0 million in the quarter ended January 31, 2003 to $4.9 million in the quarter ended January 31, 2004. This increase was primarily due to increased commission expenses of $784,000 related to the increase in revenue. Sales and marketing expenses as a percentage of total revenues increased from 10.2% in the quarter ended January 31, 2003 to 10.6% in the quarter ended January 31, 2004.

      On a year-to-date basis, sales and marketing expenses decreased $1.9 million, or 12.3%, from $15.7 million in the nine months ended January 31, 2003 to $13.8 million in the nine months ended January 31, 2004. This decrease was primarily due to a reduction of $442,000 in selling expenses reflecting lower advertising and trade show expenses, a reduction of $808,000 of salary and fringe benefit expenses associated with lower manpower levels as well as a $392,000 reduction in travel and communication expenses also related to the lower manpower levels. Sales and marketing expenses as a percentage of total revenues decreased from 12.4% in the nine months ended January 31, 2003 to 10.7% in the nine months ended January 31, 2004.

      General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 28.4%, from $3.5 million in the quarter ended January 31, 2003 to $4.5 million in the quarter ended January 31, 2004. This increase was primarily related to a $750,000 charge associated with the settlement of a legal claim. General and administrative expenses increased as a percentage of total revenues from 9.1% in the quarter ended January 31, 2003 to 9.7% in the quarter ended January 31, 2004.

      On a year-to-date basis, general and administrative expenses increased $1.1 million, or 9.6%, from $11.7 million in the nine months ended January 31, 2003 to $12.8 million in the nine months ended January 31, 2004, primarily due to the settlement noted above as well as a non-cash expense of $756,000 related to non-employee options issued during the second quarter of fiscal 2004, partially offset by lower salary and fringe expenses associated with lower manpower levels and lower depreciation expense. General and administrative expenses increased as a percentage of total revenues from 9.2% in the nine months ended January 31, 2003 to 10.0% in the nine months ended January 31, 2004.

      Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased from $85,000 in the quarter ended January 31, 2003 to $115,000 in the quarter ended January 31, 2004. This increase was related to the timing of the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization, which accelerates the amortization of deferred compensation.

      For the year-to-date period, amortization of deferred stock compensation decreased from a benefit of $467,000 in the nine months ended January 31, 2002 to a benefit of $238,000 in the nine months ended January 31, 2004 as a result of such employee terminations.

      Amortization of Purchased Intangibles. Intangible assets related to trade name are associated with several acquisitions completed during fiscal 2001 through 2003. We amortized acquired purchased intangibles associated with trade name in the amount of $143,000 in the quarter ended January 31, 2004 which is consistent with the $143,000 amortized in the quarter ended January 31, 2003. For the year-to-date period, amortized acquired purchased intangibles decreased from a $615,000 in the nine months ended January 31, 2003 to $429,000 in the nine months ended January 31, 2004. The fiscal year 2003 period included $186,000 related to the Sensors Unlimited tradename, which was sold in the second quarter of fiscal 2003.

      Impairment of Goodwill and Intangible Assets. On May 3, 2002, we recorded additional goodwill in the optical subsystems and components reporting unit of $485,000 as a result of the achievement of certain milestones specified in the Transwave acquisition agreement. In the quarter ended July 31, 2002, we recorded an impairment loss of $485,000 related to this additional consideration. In November 2002 we discontinued a product line at our Demeter subsidiary resulting in an impairment of acquired developed technology totaling $10.1 million. There were no similar impairments in the quarter or nine month period ended January 31, 2004.

      Restructuring Costs. During the quarter ended January 31, 2004, we realized a benefit from restructuring costs of $1.2 million, due to lower than anticipated fees from the termination of a contractual obligation related to the closure of the Demeter subsidiary.

      During the quarter ended January 31, 2003, we began the process of consolidating our facilities and operations located in Hayward, California into our facilities in Sunnyvale, California, in order to reduce future operating costs. The cost of this consolidation totaled $3.1 million and was primarily composed of future lease payments and the write off of $1.4 million for leasehold improvements at the Hayward facility.

      On a year-to-date basis for fiscal 2004, restructuring costs of $1.2 million included $2.4 million incurred in the first half of fiscal 2004 related to the completion of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California, and additional restructuring expenses related to the closing of our facility in Munich, Germany, offset by the third quarter benefit described above.

      On a year-to-date basis for fiscal 2003, restructuring costs were $4.2 million, reflecting decisions made earlier in the fiscal year to reduce manpower levels and lower operating costs and the decision to consolidate facilities between Hayward, California and Sunnyvale, California noted above.

      Other Acquisition Costs. Other acquisition costs decreased from $176,000 in the quarter ended January 31, 2003 to $45,000 in the quarter ended January 31, 2004. The charge in the prior year period was related to potential acquisitions that were not completed whereas the charge in the current quarter was related to retention bonuses paid to certain employees of Transwave.

      On a year-to-date basis, other acquisition costs increased from $207,000 in the nine months ended January 31, 2003 to $239,000 in the nine months ended January 31, 2004. The increase is primarily due to the retention bonuses paid to certain employees of Transwave noted above as well as the write off of capitalized costs associated with the German facility in the second quarter of fiscal 2004 of $149,000.

      Interest Income. Interest income decreased from $1.0 million in the quarter ended January 31, 2003 to $804,000 in the quarter ended January 31, 2004. This decrease reflects lower interest rates received on cash, and short-term investments during the quarter. On a year-to-date basis, interest income decreased from $3.6 million in the nine months ended January 31, 2003 to $2.3 million in the nine months ended January 31, 2004 for the same reason as well as a lower overall cash balance during this period.

      Interest Expense. Interest expense increased from $2.8 million in the quarter ended January 31, 2003 to $3.3 million in the quarter ended January 31, 2004. The increase was due to the additional interest expense incurred as a result of the issuance of $150 million of 2.5% convertible notes in October 2003.

      On a year-to-date basis, interest expense increased from $8.4 million in the nine months ended January 31, 2003 to $25.4 million in the nine months ended January 31, 2004. During the current year period, we incurred a non-cash charge of $9.1 million associated with the amortization of discount on our convertible notes and an additional $10.8 million associated with the exchange of $22.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during the nine month period. We also incurred additional interest expense due to the issuance of $150 million of 2.5% convertible debt noted above. Interest expense in the prior year period included $3.6 million associated with the amortization of discount on our convertible notes.

      Other Expense, net. Other expense, net of other income, decreased from $1.2 million in the quarter ended January 31, 2003 to $572,000 in the quarter ended January 31, 2004. In the third quarter of fiscal 2004, using the equity method, we incurred a charge of $454,000 for our pro-rata share of the loss of another company in which we hold a minority equity investment, as well as other miscellaneous charges. In the third quarter of fiscal 2003, we incurred expenses as a result of the discontinuation of a product line at Demeter Technologies as well as our pro-rata share of our loss in our minority equity investment.

      On a year-to-date basis, other expense, net of other income, decreased from $50.9 million in the nine months ended January 31, 2003 to $3.7 million in the nine months ended January 31, 2004. During fiscal 2003, we incurred a loss on the sale of certain assets of Sensors Unlimited totaling $36.8 million, impairment charges of $12.0 million for minority equity investments in two development stage companies, and charges associated with the discontinuation of a Demeter Technologies product line noted above. During fiscal 2004 we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to recent funding efforts which suggested that the value of our investment has been impaired.

      Provision for Income Taxes. The provision for income taxes remained relatively consistent increasing minimally from $31,000 in the quarter ended January 31, 2003, to $43,000 in the quarter ended January 31, 2004, primarily related to minimum state taxes.

      On a year to date basis, the provision for income taxes increased from $122,000 in the nine months ended January 31, 2003 to $289,000 in the nine months ended January 31, 2004, primarily related to minimum state taxes.

      We have established a valuation allowance for a portion of the gross deferred tax assets. In part, the valuation allowance at January 31, 2004 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital when realized. The remaining valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

      Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Because our deferred tax assets equal deferred tax liabilities as of January 31, 2004, we do not expect to record any additional tax benefit against future operating losses.

      Cumulative Effect of an Accounting Changes. We adopted SFAS 142 effective May 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. In adopting this new standard, we recorded a charge of $460.6 million in the quarter ended July 31, 2002.

Effect of New Accounting Standards

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. We have not created or acquired any variable interest entities subsequent to January 31, 2003, and do not believe the adoption of FIN 46 will effect our operating results and financial condition. We are however currently evaluating the potential effect the adoption of FIN 46 may have on our operating results and financial condition with respect to potential variable interest entities created or acquired prior to January 31, 2003.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is generally effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to non-controlling interests that have been deferred. The adoption of SFAS 150 did not have a material effect on our results of operations or financial condition. If the deferred provisions are finalized in their current form, management does not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

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

      In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1/4% per year, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. Because the market value of our common stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, we recorded a discount of $38,270,000 related to the intrinsic value of the beneficial conversion feature. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $18.9 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the notes. The notes are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries. In privately negotiated transactions concluded during the six months ended October 31, 2003, we exchanged and repurchased an aggregate of $24.8 million in principal amount of the 5 1/4% convertible subordinated notes due 2008 for 9,926,339 shares of our common stock and cash in the amount of $1.9 million.

      In October 2003, we sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2% per year, payable semiannually on April 15 and October 15, beginning on April 15, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. We purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. The notes are subordinated to all of our existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of our subsidiaries.

      As of January 31, 2004, our principal sources of liquidity were $226.7 million in cash, cash equivalents and short-term investments, net of $9.0 million of short-term securities reserved for the next interest payment due under our convertible subordinated notes due 2008 and net of $14.5 million of short-term and long-term securities reserved for the next eight interest payments due under our convertible subordinated notes due 2010.

      Net cash used in operating activities totaled $26.5 million in the nine months ended January 31, 2004, reflecting the operating loss of $89.3 million, partially offset by $63.0 million of non-cash charges and a reduction in other assets and liabilities of $0.2 million. Included in non-cash charges was $24.3 million in depreciation and amortization of which $6.0 million was related to accelerated depreciation for equipment to be abandoned in connection with the closure of our Demeter Technologies subsidiary, $14.0 million of amortization of acquired developed technology, a $1.6 million impairment charge for our minority equity investments in two development stage companies and $9.1 million for amortization of the beneficial conversion feature of our outstanding convertible notes, of which $5.8 million was related to the exchange of $24.8 million principal amount of convertible notes for common shares of stock during the second quarter. Net cash used in operating activities totaled $28.2 million in the nine months ended January 31, 3003, primarily reflecting a pay down of accounts payable and a loss from operations.

      Net cash provided by investing activities totaled $1.5 million in the nine months ended January 31, 2004, and consisted primarily of sales of short-term investments and loan repayments from a company in which we have a minority investment, offset by purchases of property and equipment net of retirements. Net cash used in investing activities totaled $8.9 million in the nine month period ended January 31, 2003, and consisted primarily of the purchases of property and equipment totaling $16.0 million, offset by proceeds from the sale of Sensors Unlimited assets.

      Net cash provided by financing activities totaled $135.3 million in the nine months ended January 31, 2004, and consisted primarily of $130.9 million of proceeds from issuance of our subordinated convertible notes due 2010, $5.8 million of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and $458,000 of proceeds from payments on notes due from employees, offset by the extinguishment of $1.9 million of debt due under our subordinated convertible notes due 2008. Net cash provided by financing activities totaled $1.9 million in the nine month period ended January 31, 2003, and consisted primarily of proceeds from the exercise of stock options and the purchase of stock under our stock purchase plan, net of repurchase of unvested shares.

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

Contractual Obligations and Commercial Commitments

      Future minimum payments under long-term debt and operating leases are as follows as of January 31, 2004 (in thousands):

	Payments Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$250,250	$—	$—	$100,250	$150,000
Operating leases	8,084	3,266	4,517	301	—

Total contractual cash obligations	$258,334	$3,266	$4,517	$100,551	$150,000

      Long-term debt consists of $150 million in convertible notes due October 15, 2010 and $100 million in convertible notes due October 15, 2008. Under certain circumstances, these obligations may be satisfied by conversion of the notes into shares of our common stock (see “Liquidity and Capital Resources”).

      Operating leases consist of base rents for facilities we occupy at various locations and photocopying equipment. Included in operating leases is $1.1 million of accrued lease cost obligations that are recorded on our balance sheet.

      The following table summarizes our commercial commitments as of January 31, 2004 (in thousands):

	Amount of Commitment Expiration per Period

	Total	Less
	Amount	Than	1-3	4-5	After
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Non-cancelable purchase obligation	$—	$—	$—	$—	$—
Standby repurchase obligations	7,591	7,591	—	—	—

Total commercial commitments	$7,591	$7,591	$—	$—	$—

      Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractor’s purchase order obligations at their facilities. Total commercial commitments of $7.6 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

      At January 31, 2004 and April 30, 2003, we did not have off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Risk Factors That Could Affect Our Future Performance

      OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

      We incurred net losses of $85.4 million, $218.7 million and $619.8 million in our fiscal years ended April 30, 2001, 2002 and 2003, respectively, and $89.3 million in the nine months ended January 31, 2004. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve and maintain profitability.

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

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes

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

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments

      We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have sometimes experienced significant growth followed by a significant decrease in customer demand such as occurred between July 31, 2000 and July 31, 2001, when quarterly revenues increased from $27.2 million to a high of $64.8 million followed by a decrease to $34.2 million. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2001 and 2002. We recorded additional charges for obsolete and excess inventories during fiscal 2003 and the first three quarters of fiscal 2004, due to unanticipated changes in demand and the mix for our products. Should revenue in future quarters again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating expenses may need to be further reduced which could impact our future growth

      We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues recovered to some extent in fiscal 2003 and the first nine months of fiscal 2004, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed expenses related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating expenses in order to conserve our cash, and we may be required to take further action to reduce expenses. These expense reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must reduce our operating and product expenses, while at the same time completing our key product development programs and penetrating new customers.

We will face challenges to our business if our target markets adopt alternate standards to Fibre Channel and Gigabit Ethernet technology or if our products fail to comply with evolving industry standards and government regulations

      We have based our product offerings principally on Fibre Channel and Gigabit Ethernet standards and, to a lesser extent, the SONET standard, and our future success is substantially dependent on the continued market acceptance of these standards. If an alternative technology is adopted as an industry standard within our target markets, we would have to dedicate significant time and resources to redesign our products to meet this new industry standard. Our products comprise only a part of an entire networking system, and we depend on the companies that provide other components to support industry standards as they evolve. The failure of these companies, many of which are significantly larger than we are, to support these industry standards could negatively impact market acceptance of our products. Because we may develop some products prior to the adoption of industry standards, we may develop products that do not comply with the eventual industry standard. Our failure to develop products that comply with industry standards would limit our ability to sell our products. Moreover, if we introduce a product before an industry standard has become widely accepted, we may incur significant expenses and losses due to lack of customer demand, unusable purchased components for these products and the diversion of our engineers from future product development efforts. Finally, if new standards evolve, we may not be able to successfully design and manufacture new products in a timely fashion, if at all, that meet these new standards.

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

      Many of these factors are beyond our control. In addition, in order to achieve widespread market acceptance, we must differentiate ourselves from our competition through product offerings and brand name recognition. We cannot assure you that we will be successful in making this differentiation or achieving widespread acceptance of our products. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance will significantly impair our revenue growth.

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

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

      Since October 2000, we have completed the acquisition of six privately-held companies and certain assets from three other companies, including the recently completed acquisition of the VCSEL Optical Products business from Honeywell International Inc. We continue to review opportunities to acquire other businesses, products or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In six of our nine acquisitions, we issued stock as all or a portion of the consideration, and we are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks

      In addition to our principal manufacturing facility in Malaysia, we operate a smaller facility in China and also rely on two contract manufacturers located outside of the United States. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring technical talent needed to oversee manufacturing operations;

•	potential political and economic instability;

•	currency fluctuations; and

•	the outbreak of infectious diseases such as severe acute respiratory syndrome, or SARS, which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

      Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military action in the Middle East

      Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the potential worsening or extension of the current global economic slowdown, the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

      Through fiscal 2003, we recorded minority equity investments in early-stage technology companies, totaling $43.5 million. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In the first quarter of fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $24.6 million in such investments remaining on our balance sheet as of January 31, 2004 in future periods.

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

Because of competition for technical personnel, we may not be able to recruit or retain necessary personnel

      We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we may need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have been subject to claims of this type and may be subject to such claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

Our failure to protect our intellectual property may significantly harm our business

      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, which could have the effect of delaying or preventing a change in our control

      As of December 31, 2003, our executive officers, directors and entities affiliated with them beneficially owned approximately 44.3 million shares of our common stock, or approximately 20.0% of the outstanding shares. These stockholders, acting together, may be able to effectively control matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders

      Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include:

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

      In addition, in September 2002, our board of directors adopted a stockholder rights plan under which our stockholders received one share purchase right for each share of our common stock held by them. Subject to certain exceptions, the rights become exercisable when a person or group (other than certain exempt persons) acquires, or announces its intention to commence a tender or exchange offer upon completion of which such person or group would acquire, 20% or more of our common stock without prior board approval. Should such an event occur, then, unless the rights are redeemed or have expired, our stockholders, other than the acquiror, will be entitled to purchase shares of our common stock at a 50% discount from its then-Current Market Price (as defined) or, in the case of certain business combinations, purchase the common stock of the acquiror at a 50% discount.

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

      b.     Reports on Form 8-K:

We filed or furnished the following reports on Form 8-K during the quarter ended January 31, 2004:

(1) Press release dated December 2, 2003 regarding financial information for our quarter ended October 31, 2003.

(2) Press release dated January 26, 2004, regarding the execution of an agreement between Finisar Corporation and Honeywell International Inc. for the acquisition of Honeywell’s VCSEL Optical Products business.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

By:	/s/ JERRY S. RAWLS

Jerry S. Rawls
Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN

Stephen K. Workman
Senior Vice President, Finance and
Chief Financial Officer

Dated: March 10, 2004

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