Form 10-K
period 2004-04-30
FINISAR CORP
filed 2004-07-14
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

Common stock, $.001 par value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     As of October 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $536,802,742 based on the closing sales price of such stock as reported on the Nasdaq Stock Market on such date of $3.10 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of June 30, 2004, there were 222,850,320 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

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

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about us, including:

•	uncertainty regarding our future operating results;

•	our ability to introduce new products in a cost effective manner that are accepted in the marketplace;

•	delays or loss of sales due to long product qualification cycles for our products;

•	the possibility of lower prices, reduced gross margins and loss of market share due to increased competition;

•	increased demands on our resources due to the integration of several companies and product lines that we have acquired or will acquire, as well as the pending acquisition discussed below; and

•	cost reductions related to our current or future operations which may further reduce our available resources and negatively impact our competitive market position.

      Other factors that could cause actual results to differ from expectation are discussed in “Factors that Could Affect Our Future Performance.”

      In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

Overview

      We are a leading provider of fiber optic subsystems and components and network test and monitoring systems which enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances, physical mediums and configurations. We also provide network test and monitoring systems to original equipment manufacturers for testing and validating equipment designs, and to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their systems. We sell our products to leading storage and networking equipment manufacturers such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company and Qlogic.

      Since October 2000, we have acquired a number of companies and certain businesses and assets of other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believed would enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

      We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1308 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number is (408)548-1000.

Recent Developments

Acquisition of Honeywell VCSEL Optical Products Business

      On March 1, 2004, we completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expenses totaling approximately $80.9 million in cash and $1.2 million in our common stock. This business unit, based in Richardson, Texas, which we now refer to as our Advanced Optical Components Division, develops, manufactures and markets vertical cavity surface emitting lasers, or VCSELs, that are primarily used in high-speed fiber optic data communications and sensing applications. Prior to the acquisition, we purchased a significant percentage of the VCSELs used in our fiber optic subsystems from Honeywell.

Pending Acquisition of Infineon Fiber Optics Business

      On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit for approximately 135,000,000 shares of Finisar Common Stock. The Infineon fiber optics business unit is based in Berlin, Germany, with manufacturing operations in Berlin, Germany and Trutnov, Czech Republic, and development and marketing operations in Berlin, Roegensberg, Germany, Longmont, Colorado, and San Jose, California. This business unit develops, manufactures and markets a broad range of fiber optic subsystems and components used in data communication and telecommunication applications and plastic optical fiber, or POF, components used in automotive media and safety system applications.

      The transaction involves the acquisition of facilities, product lines, equipment and intellectual property, including approximately 450 patent families, as well as approximately 1,200 employees. The shares of Finisar Common Stock to be issued to Infineon in connection with the acquisition were valued at approximately $244.5 million on the date of the agreement and would represent approximately 38% of the outstanding shares of Finisar Common Stock on a post-transaction basis. Under the listing rules of The Nasdaq Stock Market, before consummating the acquisition, we must first obtain stockholder approval for the issuance of the shares since the number of shares to be issued will exceed 20% of our outstanding shares. We plan to seek such shareholder approval at a meeting of the stockholders to be held in the third calendar quarter of 2004. The transaction is also subject to customary regulatory approvals. If the acquisition is consummated, our future results of operations will be substantially influenced by the operations of the new business unit. For additional information regarding the pending acquisition, see “Factors That Could Affect our Future Performance” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Background

      The proliferation of applications for electronic commerce, communications applications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. In addition, the value of much of this data has and will become increasingly mission-critical to business enterprises and other organizations that must ensure that it is accessible on a continuous and reliable basis by employees, suppliers and customers over a diverse geographic area. The need to quickly transmit, store and retrieve large blocks of data across these networks in a cost-effective manner has resulted in large-scale equipment expenditures by enterprises and service providers to expand the capacity, or bandwidth, of their network and storage infrastructures using fiber optic transmission technology.

      Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. These networks are generally classified as local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, and wide area networks, or WANs. The portion of a network nearest residential and business customers that connects a LAN or SAN to the public network is frequently referred to as the First Mile. The technologies used to build these networks are continuously changing but retain a common thread — the growing use of digital fiber optics and internet-based protocols to move data faster over greater distances.

Demand for Optical Subsystems and Components Used in Fibre Channel SANs

      Early LANs were implemented to connect a limited number of users within relatively close proximity. Most of these LANs used the Ethernet transmission protocol that was developed to allow users to share basic common services such as file servers and printers. Because these early LANs had relatively limited performance requirements, short connection distances and low transmission speeds, the equipment used in these LANs were generally connected by copper cabling.

      As deployment of LANs increased, Ethernet became the predominant LAN technology. Storage devices were initially connected directly to servers using a standard interface protocol known as the Small Computer Systems Interface, or SCSI. The SCSI protocol allows storage devices and servers to communicate at speeds of up to 160 megabytes per second, or Mbps, over a maximum transmission distance of 12 meters and supports a maximum of 16 devices on a shared single bus. Although these distances and speeds were sufficient for early storage applications, SCSI became a limiting technology for today’s storage applications, which requires networking at high speeds over long distances in order to connect large numbers of simultaneous users.

      With the evolution of the Internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the dominant cost of a typical information technology department. This in turn has created a demand for faster, more efficient interconnection of data storage systems with servers and LANs. Contributing to this demand are:

•	the need to connect increasing numbers of storage devices and servers to a growing number of users;

•	the need to interconnect servers and storage systems supplied by multiple vendors;

•	the need to provide switched access to multiple storage systems simultaneously;

•	the increasingly mission-critical nature of stored data and the need for rapid access to this data;

•	the expense and complexity associated with managing increasingly large amounts of data storage;

•	the increasing cost of downtime and the growing importance of disaster recovery capabilities; and

•	the limitations of copper wiring in terms of speed versus distance.

      In response to these needs, the Fibre Channel interconnect protocol, operating at 1 gigabyte per second, or Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of SCSI while maintaining backward compatibility with the installed base of SCSI-based storage systems. Fibre Channel SANs consist of a dedicated network that interconnects file servers and their applications to storage resources through a switch or hub. The switch or hub routes the data between servers and storage devices and is often used to ensure continuous data availability by routing data over multiple paths. Key to enabling the interconnection of this equipment is the use of fiber optic cable and cost-effective transceivers which combine a transmitter for converting an electrical signal into an optical signal and a receiver for performing the reverse function. SANs generally include multiple transceivers, or ports, along the path connecting a server to storage devices so that several signals may be processed at the same time.

      SANs provide broader sharing of resources thereby minimizing the required investment in storage infrastructure. According to a survey conducted by Macarthur Stroud International, a SAN can offer cost savings of 30% to 200% or more compared to direct attach storage, or DAS, systems. SANs also enable enhanced network applications such as storage backup, virtualization and better overall storage management achievable through centralized storage resources. The demand for higher-bandwidth solutions is being driven in part by the desire to offer synchronous data services to provide real time replication of data between different sites as opposed to slower-speed solutions where the data must be recovered over time.

      In order to send data over long distances for disaster recovery applications, SANs can encapsulate the Fibre Channel protocol using Fibre Channel over IP, or FCIP, via the Internet Fibre Channel Protocol, or iFCP, or may use the Internet Small Computer Systems Interface, or iSCSI. FCIP can also be used across Sonet/ SDH, WDM and IP based networks. With the introduction of equipment capable of supporting the 10 Gigabit Ethernet protocol, or 10 GigE, the iSCSI alternative could become more competitive with Fibre

Channel-based SANs since these solutions would enable the deployment of copper-based Networked Attached Storage, or NAS, solutions. The use of NAS solutions as an alternative to Fibre Channel-based SAN’s could negatively affect the demand for optical transceivers. However, due to the superior performance of Fibre Channel-based SANs, the use of NAS solutions are expected to be limited to smaller storage applications.

      In a recent survey of IT professionals conducted by Aston, Metzler and Associates, 75% of companies had deployed more than one SAN. While less than 20% of these companies use a SAN to support 60% or more of their storage requirements, 50% planned to do so within the next year. We believe the future demand for optical subsystems used in SANs will be driven by:

•	the ongoing accumulation of electronic data that needs to be shared by many users

•	the establishment of disaster recovery sites where critical corporate data is duplicated and held on-line for immediate use if needed;

•	mergers and acquisitions which create the need to share large data files with users having different server and database infrastructures;

•	the migration from smaller discrete SAN islands to single integrated SANs;

•	an increase in demand for higher bandwidth solutions as these larger SANs serve a greater number of users across longer distances; and

•	an increase in the number of SANs deployed by small and medium sized businesses.

      The original Fibre Channel specifications for transmitting data at 1 Gbps also include the capability for data transmission at 2, 4, 8, and 10 Gbps. SANs operating at 2 Gbps are being deployed today. Manufacturers of switches, HBAs (used in file servers), and storage systems for Fibre Channel SANs are currently developing hardware and software solutions to operate at 4 Gbps. However, we believe that the widespread deployment of optical transceivers operating at these higher speeds will begin with the introduction of higher bandwidth solutions at 8 to 10 Gbps in 2007 and thereafter.

Demand for Optical Subsystems in Gigabit Ethernet Local Area Networks

      In response to continually increasing bandwidth and performance requirements, and in order to capitalize on low-cost optical transceiver solutions that had been developed for the original Fibre Channel standard, Ethernet users borrowed the physical attributes of Fibre Channel and adopted the Gigabit Ethernet standard in 1998. As with Fibre Channel, the use of low-cost optical transceivers has enabled the widespread deployment of Gigabit Ethernet LANs. Today, Ethernet has become the de facto standard user interface for connecting to the public network with nearly 500 million Ethernet ports deployed worldwide. As a result, most residential and business subscriber traffic begins and ends as IP over Ethernet. And while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data.

      The growth in Gigabit Ethernet connectivity within the enterprise is fueling increased demand for equipment based on the latest Ethernet solution, 10GigE. Since the 10GigE standard was ratified in June 2002, a number of devices have been introduced for this protocol, including Xenpak, XPAK and X2, all of which use the XAUI interface, and a smaller physical form factor known as XFP which supports 10GigE directly. The XFP standard combines the advantages of smaller size and lower power requirements with the flexibility to handle Fibre Channel, 10GigE and SONET traffic.

      We believe that demand for optical subsystems based on 10GigE will initially be focused on upgrading data centers and corporate backbones where businesses and other organizations can consolidate their file servers into a smaller number of high-capacity servers, yielding significant cost savings in the process.

Demand for Optical Subsystems in Metropolitan Area Networks and the First Mile

      The need of residential and business users, who now have extensive gigabyte per second transceiver capacity in their buildings and local networks, to connect to the public network has resulted in new “choke” points in today’s network infrastructure: in the “First Mile” or “local loop” for network access and in MANs themselves, where islands of data are connected by a “copper straw” reducing transmission rates to megabits per second or slower over a combination of twisted pair wire, T-1 lines, frame relay and wireless links.

      Technologies used to supply multi-gigabit bandwidth in WANs, such as DWDM solutions using up to 32 wavelengths, are proving to be too costly in most cases to deploy in MANs on any large scale. Coarse wavelength division multiplexing, or CWDM, which combines fewer wavelengths, can provide additional bandwidth on more economical terms. CWDM systems typically use only eight wavelengths, spaced 20 nanometers apart. While offering less capacity than DWDM systems, CWDM systems are also far less complex than DWDM systems that must be cooled and highly controlled, further adding to their cost. We believe that new technologies such as 10GigE used in conjunction with CWDM are likely to be the preferred solution in many MAN applications with DWDM solutions deployed on a limited basis where network congestion is particularly severe.

      In addition to lower transmission rates, the “copper straw” through which data must travel in a MAN often requires that the data be converted to formats based on an array of protocols including point-to-point (PPP), asynchronous transfer mode (ATM) and synchronous digital hierarchy (SONET/ SDH) or a combination thereof before it arrives at its intended destination, and then re-converted once again to Ethernet format. The complexity of translating protocols adds to the cost of the networking infrastructure required to perform this translation as well as carrier operating expenses.

      The benefits of moving data in native Ethernet format are considerable. With operating expenses accounting for a significant portion of overall expenditures as well as total revenue, end-to-end Ethernet solutions promise to reduce carrier operating expenses and the investment in network infrastructure. According to a report commissioned by the Metro Ethernet Forum, an all-Ethernet network can reduce carrier operating expenses by 49% and capital expenditures by 39% over a three-year period compared to SONET/ SDH-based solutions. These savings emanate from three sources: 1) engineering and operational support related to the configuration and maintenance of multiple protocols as well as fault isolation and diagnosis of network problems, 2) network inefficiencies related to the fact that data is forced into SONET based 51.84 Mbps service increments even though the data often occupy less than 20% of the available bandwidth and 3) the ability to benefit from economies of scale as a result of using standard Ethernet interfaces. The provisioning of incremental Ethernet-based bandwidth can be adjusted via a software adjustment remotely whereas legacy services typically require additional line cards at the network operating center and additional operations to change the connection at the customer demarcation point. The ubiquity of the Ethernet interface leads to significant reductions in capital expenditures with Ethernet ports costing 25% to 40% less per Mbps of bandwidth compared to other lower speed solutions. The commonality of an end-to-end solution also means suppliers can combine multiple network devices into a single network element.

      Using Ethernet end-to-end also means that the system will be more responsive to internet uses like email and web applications. These applications often result in sporadic bursts of traffic at the end points. This type of traffic is better handled in a pure Ethernet environment.

      In order to develop a universal broadband protocol, the Ethernet in the First Mile, or EFM, standard has recently been adopted for using Ethernet over access links which promises to make Ethernet a universal access technology with performance that exceeds that of current broadband access technologies such as DSL and cable.

      As a result of these developments, industry analysts such as Yankee Group and RHK estimate that the market for metro Ethernet services in the United States alone will exceed $4 billion by 2006, an increase of 4,000% over 2002, while global Ethernet services are expected to be more than three times this size. As with all emerging technologies, these estimates are subject to a wide range of possible outcomes. Nevertheless, we believe that the adoption of next generation Ethernet-based solutions for MANs will stimulate the use of modular optical transceivers as the technology of choice as equipment designers develop next generation systems.

Demand for Optical Subsystems in Wide Area Networks

      WANs were originally designed to handle voice signals that required bandwidth to be reserved for each call for as long as it lasted despite periods of limited use. These networks were the first to utilize digital fiber optics due to the limitations of copper wire over long distances. Two communications protocols known as Synchronous Optical Network, or SONET and Synchronous Digital Hierarchy, or SDH, were created to transmit and receive the data being transported over these networks.

      Early equipment designs relied on the use of expensive discrete components which, in many cases, were integrated onto board assemblies by systems designers themselves. These discrete components included the use of a semiconductor source laser combined with a semiconductor modulator (for encoding data onto light signals) and, in some instances, optical amplifiers so that the light signals could be amplified without having to be converted to an electrical signal first before being retransmitted to their ultimate destination.

      Until the mid-1990s, most WAN networks relied on a single wavelength of light to carry the digital information to be transmitted between various points on the network. With the introduction of DWDM, multiple wavelengths of light spaced 1.6 nanometers, or nm, apart could be combined or multiplexed onto a single fiber, thus enhancing the capacity of these networks by up to 12,000% without the added cost associated with laying new fiber in the ground. Today wavelength spacing is even finer with spacing of 0.8 or even 0.4 nm resulting in systems with literally hundreds of wavelengths transmitted on a single optical fiber.

      The introduction of DWDM-based systems in 1997 resulted in enormous amounts of additional bandwidth. As a result, CIBC World Markets estimates that spending for all networking equipment fell on the order of 55% between 2000 and 2003 reflecting this excess capacity as well as a slowing economy. In response, many systems manufacturers sold their captive internal optical technologies to independent suppliers during the past several years in order to focus on their core competency of system design. It has also freed systems designers to pursue the adoption of more cost effective technologies in their new equipment designs including the use of modular optics originally designed for use in LANs and SANs but modified for the longer distance transmission requirements of MANs and WANs. We believe that, as these new systems are adopted and deployed, there will be an increased demand for modular optical subsystems and components for use in MAN applications.

Demand for High-Speed Data Communication Test and Monitoring Systems

      The demand for equipment to test and monitor high-speed data communications networks generally originates from two types of buyers: 1)original equipment manufacturers who require extensive testing in developing their products to ensure system performance and reliability and 2)operators of data centers who require their networks to be monitored on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades.

      As new, highly complex transmission protocols such as Gigabit Ethernet, 10-Gigabit Ethernet, iSCSI and Fibre Channel are introduced, system testing becomes more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. In the past, many systems manufacturers designed their own test equipment each time they developed a new product. However, as the pace of technological change has accelerated, the performance requirements of data communications systems have increased and competition has afforded shorter market windows within which manufacturers can develop and introduce new products. Thus, system manufacturers have increasingly focused on the design and development of their own products and turned to specialized independent suppliers for state-of-the-art test equipment. As new high-speed protocols such as 4-Gigabit Fibre Channel,10-Gigabit Ethernet and iSCSI emerge, the demand for new product designs by OEMs should in turn create additional demand for high performance, easy-to-use test systems from independent suppliers.

      The proliferation of storage area networks has created the need for data center operators to conduct real-time end-to-end monitoring and analysis of the switches, file servers and storage systems used in building a SAN. The need for testing in order to ensure performance and uptime is made even more difficult by the fact that data centers typically include devices and systems based on multiple protocols such as Ethernet, iSCSI, Fibre Channel, and FCIP. As more users are connected and become dependent on the information residing at these data centers, the cost of downtime becomes unacceptable which in turn has driven demand for testing and monitoring solutions that offer a single correlated view of network traffic and that alert data center operators even before network performance becomes an issue.

Business Strategy

      We are a leading provider of fiber optic subsystems and components and network test and monitoring systems which enable high-speed data communications over LANs, SANs and MANs. We are focused on providing high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers that develop and market systems based on Gigabit Ethernet, 10-Gigabit Ethernet, Fibre Channel and SONET protocols. Our line of optical subsystems supports a wide range of network applications, transmission speeds, distances, and physical configurations. We also provide unique network performance test and monitoring systems to original equipment manufacturers for testing and validating their equipment designs and to networking and storage operators for testing, monitoring and troubleshooting the performance of their systems. In order to maintain our position as a leading supplier of fiber optic subsystems and components and test and monitoring systems, we believe that we need to pursue the following business strategies:

      Continue to Invest in Critical Technologies. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first 1Gbps 850nm transceiver for use in multimode fiber applications (1992), the first transceiver incorporating digital diagnostics (1995), the first 1 and 2.125Gbps 850nm transceivers based on the small form factor (2000 and 2001), the first CWDM GBIC transceiver (2001) and the first DWDM GBIC transceiver (2002). We have also been a pioneer in the use of the small form factor for 10GigE applications, or XFP. We shipped the first product under this new protocol in 2002 and demonstrated the first 300 meter XFP incorporating electronic dispersion compensation in 2004. In testing and monitoring, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003) and the first 4Gbps and 10Gbps Fibre Channel analyzers (2004). We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. We are also focused on increased product integration to enhance the price/performance capabilities of our products.

      Value-Added Functions and Intelligence. Our high-speed optical subsystems are engineered to provide our customers with value-added functionality beyond the basic capability of enabling high-speed transmission. Many of our optical subsystems include a microprocessor containing specially-developed software that allows customers to monitor the optical performance of each port on their systems in real time. Real-time monitoring and interoperability are particularly important in the Gigabit Ethernet LAN and Fibre Channel SAN markets where reliability and system up-time are critical. Our testing and monitoring systems also contain value-added software functions that permit users to analyze network traffic and track errors in order to ensure that system performance and user access is not compromised.

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

      Leverage Core Competencies Across Multiple, High-Growth Markets. We believe that fiber optic technology will remain the transmission technology of choice for multiple data communication markets, including Gigabit and 10-Gigabit Ethernet-based LANs and MANs, Fibre Channel-based SANs and SONET-based MANs and WANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations, physical medium and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols such as Gigabit Ethernet and Fibre Channel can be leveraged into leadership positions as these technologies are extended across multiple markets and applications including those outside data communications applications.

      Strengthen and Expand Customer Relationships. Over the past 16 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets and to establish relationships with new customers primarily for SONET-based communications applications.

      Acquire Critical Technologies. Since October 2000, we have acquired a number of companies and certain businesses and assets of other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities, and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products. These acquisitions have enabled us to:

•	develop an internal capability for the automated assembly and testing of optical subsystems;

•	create an internal capability for manufacturing certain active optical components such as VCSELs and Fabry-Perot, or FP, lasers, distributed feedback, or DFB, lasers, positive-intrinsic-negative photodiodes, or PINs, and avalanche photodiodes, or APDs;

•	create an internal capability for manufacturing certain passive optical products such as isolators, filters, splitters, quarter wave plates, interleavers and polarization beam combiners; and

•	expand our product lines and know-how to be able to expand into new markets such as the testing and monitoring of Gigabit Ethernet networks and optical subsystems and components for automotive and consumer electronics applications.

      We will continue to review opportunities to acquire businesses, product lines and technologies that may enable us to expand our product offerings, introduce new innovative products or reduce our product costs.

      Develop Low Cost Manufacturing Capabilities. We believe that new markets can be created by the introduction of new, low-cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. In each case, access to low-cost manufacturing resources are a key factor in the ability to offer a low-cost product solution. We have developed unique product designs and automated test processes that reduce the time to manufacture many of our products. In fiscal 2002, we purchased a manufacturing facility in Ipoh, Malaysia, in order to take advantage of low-cost off-shore labor while protecting access to our intellectual property and know-how. Today, most of our volume manufacturing is conducted at this facility. We anticipate that we will continue to manufacture low volume products at our facilities in the U.S. and China while continuing to rely on third-party manufacturers for a portion of our overall manufacturing requirements.

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

      While just emerging, the 10GigE optical solutions that are being sold by original equipment manufacturers today are predominantly based on those that use the XAUI interface (Xenpak, Xpak, X2). However, several original equipment manufacturers are currently evaluating the 10GigE XFP solution due to its many advantages and we believe that demand for the XFP will ramp in 2005.

Optical Subsystems and Components

      Optical data networks require optical subsystems that convert electrical signals into optical signals and back into electrical signals at high speeds. Our optical subsystems are integrated into our customers’ systems and used for both short- and intermediate-distance fiber optic communications applications.

      Our family of optical subsystem products consists of transmitters, receivers and transceivers principally based on the Gigabit Ethernet and Fibre Channel protocols and, to a lesser extent, on the SONET protocol. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photo detectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

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

      For LAN and SAN storage applications which rely on the Fibre Channel standard, we provide optical subsystems for transmission applications at 1 and 2.125 Gbps. Data networking applications based on the Gigabit Ethernet standard continue to rely on devices which transmit signals at 1 Gbps. Technology that will allow the transmission of signals at 4 and 10 Gbps is currently under development. However, we believe that the adoption of such technologies will not occur on any significant scale until 2005 in the case of 4 Gbps and 2006 or later for 10 Gbps. For SONET-based MANs, we supply optical subsystems which are capable of transmitting at 2.5 Gbps and intend to expand that product line to include products that operate at less than 1 Gbps that we believe will continue to comprise a significant portion of spending for equipment to be deployed by carriers in this portion of their network.

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

      As a result of prior acquisitions, including the acquisitions of Genoa Corporation in April 2003 and Honeywell’s VCSEL Optical Products business unit in March 2004, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including 2.5 and 10 Gbps PIN detectors, APDs, FP lasers at 1.25 and 2.5 Gbps, DFB lasers at 1.25, 2.5 and 10 Gbps, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers and linear semiconductor optical amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. Certain of these components are also being sold in the so-called “merchant market” to other subsystems manufacturers. While such sales have not represented a significant portion of our revenues to date, since the Honeywell acquisition, we have sold VCSELs in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components into the merchant market in the future.

Network Test and Monitoring Systems

      Our test and monitoring systems allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including 10GigE and iSCSI and FCIP.

      Our products for testing and monitoring solutions include our new Xgig product platform for Fibre Channel and Gigabit Ethernet SANs (iSCSI and FCIP), probes which tap and analyze network traffic, and other specialized equipment for testing SANs and LANs at high speeds or for network functionality and reliability.

      The Xgig is the industry’s first “blade based” approach to testing and monitoring data networks and allows multiple protocols to be tested within the same hardware platform. Separate blades exist for the following capabilities:

•	traffic analysis (analyzers) at 1,2,4 and 10 Gbps that capture data traffic into a large memory buffer so that the data can be analyzed by developers to detect problems on a Fibre Channel network;

•	jammers that inject errors into data networks to simulate how the network responds and recovers from such problems; and

•	bit-error rate testers, or BERTs, that debug and test switches and disk array products.

      Our line of probes are typically sold to operators of data centers for monitoring networks on a 24x7 basis. They include the following:

•	our THG product line and Surveyor software for monitoring Gigabit Ethernet networks; and

•	Netwisdom which provides a comprehensive view of SAN performance including routers, switches and file servers which are typically used in a SAN network

      We also offer other specialized test equipment including generators for generating Fibre Channel traffic to stress SAN networks which are typically used in conjunction with an analyzer.

      We expect to add additional hardware and software blades to our Xgig product platform in the coming year for testing and monitoring other network protocols and for additional functionality.

Customers

      To date, our revenues have been principally derived from sales of optical subsystems to original equipment manufacturers. Sales to these customers accounted for 86% of our total revenues in fiscal 2004, 82% in 2003 and 76% in 2002, with the remainder of revenues in each year representing sales of test and monitoring systems to both original equipment manufacturers and operators of data centers. Sales of products for LAN and SAN applications represented 66%, 63% and 71% of our total revenues in fiscal 2004, 2003 and 2002 respectively. Sales to our top three customers represented approximately 39% of our total revenues in fiscal 2004, 28% in fiscal 2003 and 31% in fiscal 2002. Sales to Cisco Systems accounted for 22% of our total revenues in fiscal 2004 and 10% in 2003. Sales to EMC Corporation and Emulex accounted for 12% and 11%, respectively, in fiscal 2002. No other customer accounted for 10% of revenues in any of these years.

Technology

      The development of high quality fiber optic subsystems and components and network test and monitoring systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

      High Frequency Semiconductor Design. Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon, or Si, and gallium arsenide, or GaAs, semiconductor technologies where circuit element frequencies are very fast and can be as high as 60 gigahertz, or GHz. We have designed proprietary circuits including laser drivers, receiver pre- and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4 and 10Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

      Optical Subsystem Design. We established ourselves as a low-cost design leader beginning with our initial Gbps optical subsystems in 1992. From that base we have developed single-mode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

      Complex Logic Design. Our network test and monitoring equipment designs are based on field programmable gate arrays, or FPGAs. Our network products are being used to operate with clock frequencies of up to 125 megahertz, or MHz, and logic densities up to 1 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products.

      Software Technology. We devote substantial engineering resources to the development of software technology for use in all of our product lines. We have developed software to control our test systems, analyze data collected by our test systems, and monitor, maintain, test and calibrate our optical subsystems. A majority of our software technology and expertise is focused on the use of object-oriented development techniques to develop software subsystems that can be reused across multiple product lines. We have created substantial intellectual property in the area of data analysis software for our Fibre Channel test equipment. This technology allows us to rapidly sort, filter and analyze large amounts of data using a proprietary database format. This database format is both, hardware platform-independent and protocol-independent. This independence allows all of the software tools developed for our existing test products to be utilized in all of our new test products that collect data traces. Because the database format is also protocol-independent, new protocols can be added quickly and easily. Another important component of our intellectual property is our graphical user interface, or GUI, design. Many years of customer experience with our test products have enabled us to define a simple yet effective method to display complex protocols in clear and concise GUIs for intuitive use by engineers.

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

      Manufacturing System Design. The design skills gained in our test systems group are also used in the manufacture of our optical subsystems. We utilize our high-speed FPGA design blocks and concepts and GUI software elements to provide specialized manufacturing test systems for our internal use. These test systems are optimized for test capacity and broad test coverage. We use automated, software-controlled testing to enhance the field reliability of all Finisar products. All of our products are subjected to temperature testing of powered systems as well as full functional tests.

      Wafer Fabrication. The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for making PIN receivers and FP and DFB lasers used in our longer distance transceivers which comprised approximately 35% of our optical subsystem revenues in fiscal 2004. As of the end of fiscal 2004, this foundry supplied our internal demand for PIN receivers and FP lasers. Our internally fabricated DFB lasers are still in the process of being qualified. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and making VCSEL components used in all of our short distance transceivers for LAN and SAN applications. These applications represented 61% of our optical subsystem revenues in fiscal 2004.

Competition

      Several of our competitors in the optical subsystems and components market have recently been acquired or announced plans to be acquired. These announcements reflect an ongoing realignment of industry capacity with market demand in order to restore the financial health of the optics industry. Despite this trend, the market for optical subsystems and components for use in LANs, SANs and MANs as well as the market for testing and monitoring systems remains highly competitive. We believe the principal competitive factors in these markets are:

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	breadth of product line;

•	adoption of emerging industry standards;

•	service and support;

•	size and scope of distribution network;

•	brand name;

•	access to customers; and

•	size of installed customer base.

      We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon having one of the broadest product lines in the industry, a sizeable installed base and a low-cost manufacturing facility in Ipoh, Malaysia. We believe that the introduction during the past year of our new Xgig product line for testing and monitoring multiple network protocols within the same hardware platform combined with unique software solutions for monitoring and troubleshooting SANs, has strengthened our competitive position within the network test and monitoring market. However, we cannot assure you that we will be able to compete successfully against either current or future competitors.

Sales, Marketing and Technical Support

      We sell our products in North America through our direct sales force and a network of independent manufacturers’ representatives. For sales of our optical subsystems and components, we utilize a direct sales force augmented by 16 domestic manufacturers’ representatives and 21 international resellers. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by one domestic manufacturers’ representative and 30 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover.

      Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and network test and monitoring systems and our brand name. Key components of our marketing efforts include:

•	continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet and Fibre Channel technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts;

•	leveraging major trade show events and LAN, SAN, and MAN conferences to promote our broad product lines; and

•	advertising our products for network test and monitoring solutions for storage and networking data centers in industry publications and other electronic media.

      In addition, our marketing group provides marketing support services for our executive staff, our direct sales force and our manufacturers’ representatives and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and resellers, including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

      A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We emphasize customer service and technical support in order to provide our customers and their end users with the knowledge and resources necessary to successfully utilize our product line. Our customer service organization utilizes a technical team of field and factory applications engineers, technical marketing personnel and, when required, product design engineers. We provide extensive customer support throughout the qualification and sale process. In addition, we also provide many resources through our World Wide Web site, including product documentation and technical information. We intend to continue to provide our customers with comprehensive product support and believe it is critical to remaining competitive.

Backlog

      A substantial portion of our revenues are derived from sales to OEMs pursuant to individual purchase orders with short lead times. Commitments under these purchase orders remain subject to negotiation with respect to quantities and delivery schedules and are generally cancelable without significant penalties. In addition, manufacturing capacity and availability of key components may impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders are a meaningful indicator of our future financial performance.

Manufacturing

      We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility in May 2001 has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. During fiscal 2004, we conducted new product introduction, supply chain management, quality assurance and documentation control operations primarily at our facility in Sunnyvale, California, and wafer fabrication operations at our facilities located in Fremont, California, and Richardson, Texas.

      We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale, Fremont, Richardson and Malaysia are qualified under ISO 9001-9002.

      Although we use standard parts and components for our products where possible, we currently purchase several key components from single or limited sources. Our principal single source components purchased from external suppliers include ASICs and DFB lasers. In addition, most of the short wavelength VCSEL lasers used in our LAN and SAN products are produced at our facility in Richardson, Texas. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. We generally try to maintain a buffer inventory of key components. However, any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

      We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the demand for such components in relation to each supplier’s manufacturing capacity, internal manufacturing capacity, contract terms and demand for a component at a given time.

Research and Development

      In fiscal 2004, fiscal 2003 and fiscal 2002, our research and development expenses were $62.2 million, $60.3 million, and $54.4 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other markets, including the automotive and consumer electronics industries. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, gigabit per second subsystem design and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own 178 issued U.S. patents and 578 patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

      The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have previously been involved in a series of patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

      As of April 30, 2004, we employed 2,826 full-time employees 608 of whom were located in the United States and 2,218 of whom were located at the Company’s production facilities in Ipoh, Malaysia, Shanghai, China and Singapore. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

Available Information

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, as filed with the Securities and Exchange Commission, are available on our website at www.finisar.com as soon as practicable following such filings.

Factors That Could Affect Our Future Performance

      OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We are subject to a number of special risks as a result of our planned acquisition of the fiber optics business unit of Infineon Technologies AG

      On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar Common Stock. If the acquisition is consummated, our future results of operation will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

•	We will face a number of significant challenges in integrating the technologies, operations and personnel of Finisar and the Infineon fiber optics business unit in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on our business and operating results.

•	The Infineon fiber optics business unit has sustained substantial operating losses. If we are not successful in achieving substantial cost savings through the integration of the two businesses, these operating losses will continue and will adversely affect our operating results and liquidity.

•	We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material adverse effect on our revenues, expenses and operating results.

•	Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with integrating the two companies. These costs could adversely effect our future liquidity and operating results.

•	Immediately following completion of the acquisition, Infineon will own approximately 38% of the capital stock of Finisar. The issuance of these shares in connection with the acquisition will cause a significant reduction in the relative percentage interest of current Finisar stockholders, and, following such issuance, Infineon will be able to substantially influence the outcome of matters requiring approval by our stockholders.

•	As a result of the acquisition, Finisar will become a substantiality larger and geographically dispersed organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.

•	The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and will increase the risks of achieving timely compliance.

      Before consummating the acquisition, we must obtain stockholder approval for the issuance of the shares. The Infineon fiber optics business unit, the terms of the transaction and the risks related to the acquisition will be described in greater detail in the proxy statement for the meeting of stockholders at which such approval will be sought.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

      We incurred net losses of $113.8 million, $619.8 million and $218.7 million in our fiscal years ended April 30, 2004, 2003 and 2002, respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.

      Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Some of the factors that could cause our quarterly or annual operating results to fluctuate include market acceptance of our products, market demand for the products manufactured by our customers, the introduction of new products and manufacturing processes, manufacturing yields, competitive pressures and customer retention.

      We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically represent a small percentage of expected revenues for that quarter and are generally cancelable at any time. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, it is likely that the trading price of our common stock would significantly decline.

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes

      We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including all amounts due on our outstanding 5 1/4% and 2 1/2% convertible subordinated notes due 2008 and 2010, respectively, and to conduct our business operations. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

We may not be able to obtain additional capital in the future, and failure to do so may harm our Business

      We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we continue to experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.

Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancelable purchase commitments

      We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have sometimes experienced significant growth followed by a significant decrease in customer demand such as occurred in fiscal 2001, when revenues increased by 181% followed by a decrease of 22% in fiscal 2002. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2002. Should revenue in future periods again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

Our operating expenses may need to be further reduced which could impact our future growth

      We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues recovered to some extent in fiscal 2003 and fiscal 2004, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed expenses related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating expenses in order to conserve our cash, and we may be required to take further action to reduce expenses. These expense reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must reduce our operating and product expenses, while at the same time completing our key product development programs and penetrating new customers.

We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families

      We currently derive substantially all of our revenue from sales of our optical subsystems and components and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems and components or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies, as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our Business

      A small number of customers have accounted for a significant portion of our revenues. For example, sales to our top three customers represented 39% of our revenues in fiscal 2004, and sales to Cisco Systems represented 22%. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

      The markets in which we sell our products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers, or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented during the past several quarters, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

      Sales are typically made pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.

Our market is subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance

      The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards with respect to the protocols used in data communications networks. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to accelerate our return to profitability;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

      The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon Technologies AG, JDS Uniphase Corporation, Luminent, Inc., Molex, Optical Communications Products, Inc., Picolight, Inc., Premise Networks and Stratos Lightwave, Inc. For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Network Associates, Inc. and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

Decreases in average selling prices of our products may reduce gross margins

      The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including price pressures from significant customers. Therefore, in order to achieve and sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

Shifts in our product mix may result in declines in gross margins

      Our gross profit margins vary among our product families, and are generally higher on our network test and monitoring systems than on our optical subsystems. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

      Since October 2000, we have completed the acquisition of six privately-held companies and certain assets from three other companies, including our recently completed acquisition of the VCSEL Optical Products business unit from Honeywell International Inc. In addition, we have entered into a definitive agreement to acquire the fiber optics business unit of Infineon Technologies AG. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions, as well as our pending acquisition of the Infineon fiber optics business unit, have been material, and acquisitions that we may complete in the future may be material. In six of our nine acquisitions, we issued stock as all or a portion of the consideration. We are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones, and we will issue additional shares in connection with the pending Infineon acquisition. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

      Several of our past acquisitions have not been successful. During fiscal 2003, we sold some of the assets acquired in two prior acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming future problems encountered in connection with our past or future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable

      The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using them in their equipment. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial research and development and sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks

      In addition to our principal manufacturing facility in Malaysia, we operate a smaller facility in China and also rely on two contract manufacturers located outside of the United States. Upon completion of our pending acquisition of the Infineon fiber optics business unit, we will operate additional facilities in Germany and the

Czech Republic. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

      Through fiscal 2004, we recorded minority equity investments in early-stage technology companies, totaling $43.5 million. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $24.2 million in such investments remaining on our balance sheet as of April 30, 2004 in future periods.

We are subject to pending legal proceedings

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss the complaint was denied. We, together with most of the other issuer defendants in the consolidated cases, have agreed to settle. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our pending acquisition of the Infineon fiber optics business unit will increase the cost of compliance and increase the risks of achieving timely compliance

      Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This evaluation process will require us to hire additional personnel and outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors. Our pending acquisition of the Infineon fiber optics business unit will increase the cost and complexity of our compliance under Section 404 and increase the risk of achieving timely compliance.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and Infineon will acquire a large block of our common stock upon consummation of the pending acquisition, which will result in a substantial concentration of control and could have the effect of delaying or preventing a change in our control

      As of April 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 37.7 million shares of our common stock, or approximately 17.0% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, upon the consummation of the pending acquisition of Infineon’s fiber optics business unit, Infineon will hold approximately 38% of our outstanding common stock. Accordingly, following the acquisition, Infineon will be able to substantially influence the outcome of matters requiring stockholder approval, and Infineon, our executive officers, directors and entities affiliated with them, voting together, would be able to control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders

      Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include provisions:

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

Our business and future operating results may be adversely affected by events outside of our control

      Our business and operating results are vulnerable to events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and overseas. Our corporate headquarters and a portion of our manufacturing operations are located in California. California in particular has been vulnerable to natural disasters, such as earthquakes, fires and floods, and other risks which at times have disrupted the local economy and posed physical risks to our property. We are also dependent on communications links with our overseas manufacturing locations and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur, nor can we be certain that the insurance we maintain against these events would be adequate.

Our stock price has been and is likely to continue to be volatile

      The trading price of our common stock has been and is likely to continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:

•	trends in our industry and the markets in which we operate;

•	changes in the market price of the products we sell;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings;

•	quarterly variations in our operating results;

•	the operating and stock price performance of other companies that investors in our common stock may deem comparable; and

•	purchases or sales of blocks of our common stock.

      Part of this volatility is attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the prices of our common stock regardless of our operating performance.

Item 2.	Properties

      Our principal facilities are located in California, Texas, Malaysia and China.

      We lease approximately 75,000 square feet in Sunnyvale, California, for our corporate headquarters which includes research and development, sales and marketing, general and administrative and manufacturing operations. This lease expires in July 2006. We also own a 92,000 square foot facility in Sunnyvale consisting of three buildings which includes our research and development, sales and marketing, and manufacturing operations.

      We lease approximately 54,300 square feet in Hayward, California. This lease expires in January 2006 and the facility is currently vacant.

      We own a 640,000 square foot manufacturing facility in Ipoh, Malaysia, where we conduct our principal manufacturing operations.

      As part of our acquisition of Genoa Corporation, we obtained four leased facilities, totaling approximately 44,000 square feet, in Fremont, California. These leases expire in February 2006. We conduct wafer fabrication operations at this facility.

      We lease approximately 57,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of our subsidiary, Transwave Fiber (Shanghai), Inc. This lease expires in September 2005.

      We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of our Medusa Technologies Division. This lease expires in July 2008.

      In connection with our acquisition of Honeywell’s VCSEL Optical Products business unit, we entered into a lease with Honeywell for a manufacturing facility in Richardson, Texas, totaling approximately 50,000 square feet. This lease expires in November 2006.

Item 3.	Legal Proceedings

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief

Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied Finisar’s motion to dismiss the complaint. In July 2004, Finisar and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Finisar would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that Finisar could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, Finisar intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2004.

Executive Officers of the Registrant

      The Company’s executive officers and their ages are:

Name	Position With Finisar	Age

Jerry S. Rawls	President and Chief Executive Officer	59
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	51
David Buse	Senior Vice President, Sales and Marketing	53
Kevin Cornell	Senior Vice President & General Manager, Network Tools Division	52
Fariba Danesh	Senior Vice President & Chief Operating Officer	46
Anders Olsson	Senior Vice President, Engineering	52
Stephen K. Workman	Senior Vice President, Chief Financial Officer & Secretary	53

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

      David Buse joined Finisar in December 2003 as our Senior Vice President, Sales and Marketing. From May 2002 to September 2003, Mr. Buse was employed as Vice President of Worldwide Sales and Marketing of Silicon Bandwidth, an interconnect technology company. Prior thereto, he spent over 20 years at Raychem/ Tyco in various positions, most recently serving as Americas National Sales Manager. Mr. Buse holds a B.S. in Engineering Management from the United States Air Force Academy and an M.B.A. from UCLA.

      Kevin Cornell has served as our Senior Vice President and General Manager, Network Tools Division since July 2003. Before joining Finisar in January 2003, Mr. Cornell was employed by Borland Software Corporation, a software developer, as Vice President and General Manager for the Americas region from January 1999 to October 2002. From January 1997 to April 1999, he served as Country Manager for the Full Time Software (Qualix Group) Company, a software developer, Mr. Cornell holds a B.S. in Business from Ryerson University of Toronto, Canada.

      Fariba Danesh has served as our Senior Vice President and Chief Operating Officer since April 2003. Ms. Danesh served as President and Chief Executive Officer of Genoa Corporation from June 2002 to April 2003, when Genoa was acquired by Finisar. From June 2000 to June 2002, she served as Genoa’s Senior Vice President, Operations. Prior to joining Genoa, Ms. Danesh was employed by Sanmina Corporation as Vice President, Manufacturing, from September 1999 to June 2000. From February 1996 to August 1999, Ms. Danesh served in various positions at Seagate Technology, her most recent position being Vice President and General Manager, U.S. Media Operations. Ms. Danesh holds a B.S. in Biochemical Engineering from Santa Clara University.

      Anders Olsson joined Finisar in January 2004 as ourSenior Vice President, Engineering. From April 2003 to December 2003, Dr. Olsson was President and Chief Executive Officer of Photon-X Inc., a optical sensing company. From April 2000 to April 2003, Dr. Olsson was the Chief Operating Officer and Chief Technical Officer of CENiX Inc, a high-speed integrated subsystems company for data-com and telecom markets. Before co-founding CENiX, Dr. Olsson held a number of positions at Bell Laboratories, Lucent Network Systems, and Lucent Microelectronics; the first in basic research and the last as Optoelectronics General Manager and Vice President. Dr. Olsson holds an M.S. in Engineering from Chalmers University of Technology of Gothenburg, Sweden, and a Ph.D. in Electrical Engineering from Cornell University.

      Stephen K. Workman has served as our Senior Vice President, Finance and Chief Financial Officer since March 1999 and as our Secretary since August 1999. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2004 Quarter Ended:
April 30, 2004	$3.2600	$1.7700
January 31, 2004	$4.1400	$2.8000
October 31, 2003	$3.4100	$1.6200
July 31, 2003	$1.9400	$1.0900
Fiscal 2003 Quarter Ended:
April 30, 2003	$1.3200	$0.7600
January 31, 2003	$1.6000	$0.7400
October 31, 2002	$1.6900	$0.4400
July 31, 2002	$6.5000	$1.4600

      The closing price of our common stock as reported on the Nasdaq National Market on June 30, 2004 was $1.98. The approximate number of stockholders of record on June 30, 2004 was 547. This number does not include stockholders whose shares are held in trust by other entities. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

      You should read the following selected financial data in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2004, 2003 and 2002 and the balance sheet data as of April 30, 2004 and 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended

April 30, 2001 and 2000 and the balance sheet data as of April 30, 2002, 2001 and 2000 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$185,618	$166,482	$147,265	$188,800	$67,147
Cost of revenues	143,585	130,501	136,626	131,551	34,190
Amortization of acquired developed technology	19,239	21,983	27,119	10,900	—

Gross profit (loss)	22,794	13,998	(16,480)	46,349	32,957

Operating expenses:
Research and development	62,193	60,295	54,372	33,696	13,806
Sales and marketing	20,063	20,232	21,448	16,673	7,122
General and administrative	16,738	15,201	19,419	10,160	3,516
Amortization of (benefit from) deferred stock compensation	(105)	(1,719)	11,963	13,542	5,530
Acquired in-process research and development	6,180	—	2,696	35,218	—
Amortization of goodwill and other purchased intangibles	572	758	129,099	53,122	—
Impairment of goodwill and intangibles	—	10,586	—	—	—
Restructuring costs	382	9,378	—	—	—
Other acquisition costs	222	198	3,119	1,130	—

Total operating expenses	106,245	114,929	242,116	163,541	29,974

Income (loss) from operations	(83,451)	(100,931)	(258,596)	(117,192)	2,983
Interest income (expense), net	(25,701)	(6,699)	(68)	14,217	3,252
Other income (expense), net	(4,347)	(51,314)	1,360	18,546	(99)

Income (loss) before income taxes and cumulative effect of an accounting change	(113,499)	(158,944)	(257,304)	(84,429)	6,136
Provision (benefit) for income taxes	334	229	(38,566)	1,020	3,255
Income (loss) before cumulative effect of an accounting change	(113,833)	(159,173)	(218,738)	(85,449)	2,881
Cumulative effect of an accounting change to adopt SFAS 142	—	(460,580)	—	—	—

Net income (loss)	$(113,833)	$(619,753)	$(218,738)	$(85,449)	$2,881

	Fiscal Years Ended April 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Net income (loss) per share — basic:
Before cumulative effect of an accounting change	$(0.53)	$(0.82)	$(1.21)	$(0.53)	$0.03
Cumulative effect of an accounting change to adopt SFAS 142	$—	$(2.35)	$—	$—	$—
Income (loss) per share	$(0.53)	$(3.17)	$(1.21)	$(0.53)	$0.03
Net income (loss) per share — diluted:
Income (loss) per share before cumulative effect of an accounting change	$(0.53)	$(0.82)	$(1.21)	$(0.53)	$0.02
Cumulative per share effect of an accounting change to adopt SFAS 142	$—	$(2.35)	$—	$—	$—
Income (loss) per share	$(0.53)	$(3.17)	$(1.21)	$(0.53)	$0.02
Shares used in per share calculations:
Basic	216,117	195,666	181,136	160,014	113,930
Diluted	216,117	195,666	181,136	160,014	144,102
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net income (loss)	$(113,833)	$(619,753)	$(90,957)	$(32,857)	$2,881
Net income (loss) per share — basic	$(0.53)	$(3.17)	$(0.50)	$(0.21)	$0.03
Net income (loss) per share — diluted	$(0.53)	$(3.17)	$(0.50)	$(0.21)	$0.02
Shares used in computing pro forma net income (loss) per share:
Basic	216,117	195,666	181,136	160,014	113,930
Diluted	216,117	195,666	181,136	160,014	144,102

	As of April 30,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$143,398	$119,438	$144,097	$146,111	$320,735
Working capital	172,892	149,967	222,603	249,000	342,711
Total assets	494,705	423,606	1,041,281	1,029,995	364,920
Long-term portion of notes payable and capital lease obligations, and other long-term liabilities	233,732	101,531	106,869	45,354	524
Convertible preferred stock	—	—	—	1	—
Total stockholders’ equity	202,845	274,980	879,002	941,851	352,422

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

Overview

      We were incorporated in 1987 and funded our initial product development efforts largely through revenues derived under research and development contracts. After shipping our first products in 1991, we continued to finance our operations principally through internal cash flow and periodic bank borrowings until November 1998. At that time we raised $5.6 million of net proceeds from the sale of equity securities and bank borrowings to fund the continued growth and development of our business. In November 1999, we received net proceeds of $151.0 million from the initial public offering of shares of our common stock, and in April 2000 we received $190.6 million from an additional public offering of shares of our common stock. In October 2001, we sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008, and in October 2003, we sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010.

      Since October 2000, we have acquired a number of companies and certain businesses and assets of other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

      In October 2002, we sold our subsidiary, Sensors Unlimited, Inc. to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003, we acquired Genoa Corporation and announced the closure of Demeter Technologies and the consolidation of all active device development and wafer fabrication operations into the Genoa facility. The consolidation was completed in fiscal 2004. During the second quarter of fiscal 2004, the Company completed the closure of its German facility. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with the Company’s operations in Sunnyvale, California, during the second quarter of fiscal 2004.

      The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold a limited amount of these optical components on a stand-alone basis to other manufacturers; however, to date, the sale of these components into this so-called “merchant market” has not been a strategic priority, and our revenues from the sale of optical subsystems and components has consisted predominantly of subsystems sales. As a result of our recently completed acquisition of Honeywell International, Inc’s VCSEL Optical Products business unit, we are now selling VCSELs in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market.

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

      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we have outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct component manufacturing, manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California and Richardson, Texas and at our subsidiaries’ facilities in Fremont, California, Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003 and 2004, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve or sustain profitability during periods of weak demand or when average selling prices are low.

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

Recent and Pending Acquisitions

Acquisition of Honeywell VCSEL Optical Products Business

      On March 1, 2004, we completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expense totaling approximately $80.9 million in cash and $1.2 million in our common stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of this business unit, which we now refer to as our Advanced Optical Components Division, are included in our consolidated financial statements beginning on March 1, 2004.

Pending Acquisition of Infineon Fiber Optics Business

      On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar Common Stock. The transaction involves the acquisition of facilities, product lines, equipment and intellectual property, including approximately 450 patent families, as well as approximately 1,200 employees. The shares of Finisar Common Stock to be issued to Infineon in connection with the acquisition were valued at approximately $244.5 million on the date of the agreement and would represent approximately 38% of the outstanding shares of Finisar Common Stock on a post-transaction basis. The transaction is expected to be completed in the third calendar quarter of 2004, and is subject to approval by the stockholders of Finisar as well as customary regulatory approvals.

      If the acquisition is consummated, it will be accounted for as a purchase and, accordingly, the results of operations of the Infineon fiber optics business unit (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in our consolidated financial statements beginning with the quarter in which the closing takes place.

      The Infineon fiber optics business unit had net sales of approximately $66.1 million for the six months ended March 31, 2004 and approximately $116.9 million for the year ended September 30, 2003, and net losses of approximately $34.0 million and $75.5 million in the same periods. If the acquisition is consummated, our future results of operations will be substantially influenced by the operations of the new business unit. The operating results of the combined company will be affected by our success in achieving our strategic objectives and realizing potential operating benefits, including cost savings. We will face a number of significant challenges in integrating the technologies, operations and personnel of the two companies in a timely and efficient manner and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company. For additional information regarding the pending acquisition, see “Item 1. Business — Recent Developments” and “— Factors That Could Affect our Future Performance.”

Critical Accounting Policies

      The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies.

Revenue Recognition, Warranty and Sales Returns

      Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revision of Topic 13 — Revenue Recognition.” Specifically, we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is recognized at the time of shipment when title and risk of loss pass to the customer, unless we have future unperformed obligations or are required to obtain customer acceptance, in which case revenue is not recognized until such obligations have been satisfied or customer acceptance has been received.

      At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our standard warranty period extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be overstated.

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

Slow Moving and Obsolete Inventories

      We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a 12-month demand forecast and, in addition to the demand forecast, we also consider:

•	parts and subassemblies that can be used in alternative finished products;

•	parts and subassemblies that are unlikely to be engineered out of our products; and

•	known design changes which would reduce our ability to use the inventory as planned.

      Significant differences between our estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for our products and actual timing, volume and demand mix may result in additional write-offs in the future, or additional usage of previously written-off inventory in future periods for which we would benefit by a reduced cost of revenues in those future periods.

Investment in Equity Securities

      For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. As of April 30, 2004, the carrying value of these investments totaled $24.2 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Restructuring Accrual

      During the fiscal year ended April 30, 2003, we initiated actions to reduce our cost structure due to sustained negative economic conditions that had impacted our operations and resulted in lower than anticipated revenues. In May and October 2002, we reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of the our U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of our U.S. operations. During fiscal 2003, we sold certain assets and transferred certain liabilities of our subsidiary, Sensors Unlimited, Inc, closed our Hayward facility, and began the process of closing the facilities occupied by our subsidiary, Demeter Technologies, Inc. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, we incurred a charge of $9.4 million in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance-related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      During the first quarter of fiscal 2004, we completed the closure of our subsidiary, Demeter Technologies, Inc.. In addition, we began closing our German operations and a reducing the German workforce of approximately 10 employees engaged in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first quarter. The restructuring charge included $800,000 of severance-related charges, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

      During the second quarter of fiscal 2004, we completed the closure of our German facility. The intellectual property, technical know-how and certain assets related to our German operations were consolidated with our operations in Sunnyvale, California, during the second quarter. We incurred an additional $317,000 of net restructuring expenses in the second quarter. This amount included an additional $273,000 of restructuring expenses related to the closure of German operations, consisting of $373,000 for legal and exit fees associated with the closure, additional severance-related payments and the write-off of abandoned assets, partially offset by lower than anticipated fees associated with the termination of the German facilities lease of $100,000. The expenses related to the closure of the German facility were partially offset by an $85,000 reduction in restructuring expenses associated with the closure of our subsidiary, Demeter Technologies, Inc. offset by additional severance-related expenses.

      During the third quarter of fiscal 2004, we realized a benefit of $1.2 million related to restructuring expenses due to lower than anticipated fees and the consequent reversal of an associated accrual from the termination of a purchasing agreement related to the closure of our subsidiary, Demeter Technologies, Inc.

      The facilities consolidation charges were calculated using estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. We have engaged brokers to locate tenants to sublease the Hayward facility. As of April 30, 2004, $915,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006.

Goodwill, Purchased Intangibles and Other Long-Lived Assets

      Our long-lived assets include significant investments in goodwill and other intangible assets totaling $579.0 million as of April 30, 2002. Under accounting standards in effect through April 30, 2002, we were required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicated that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we were required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. While we determined that no impairment was recorded or necessary during fiscal 2001 and 2002 under then applicable accounting standards, the judgments and assumptions we made about the future were complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.

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

      We applied SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense, which included $123.7 million and $51.5 million of goodwill amortization for the fiscal years ended April 30, 2002 and 2001, respectively. We reclassified assembled workforce and customer base of $6.1 million to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe we operate two reporting units, optical subsystems and components and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

      In July 2002, we performed the required impairment testing of goodwill and indefinite-lived intangible assets. As a result of that testing, we incurred a transitional impairment charge of $460.6 million in the first quarter of fiscal 2003, representing substantially all of our goodwill attributable to our optical subsystems and components reporting unit as of April 30, 2002. The resulting impairment charge was reflected as the cumulative effect of a change in accounting principles in the first quarter of fiscal 2003. The largest portion of the transitional impairment charge arose from the acquisition of a number of companies designed to strengthen our capabilities within our optical subsystems and components business. The goodwill resulted from our acquisition of these companies when valuations were generally much higher than current levels. However, we made such acquisitions principally in exchange for shares of our common stock which were also more highly valued at the time the acquisitions were made. As a result, none of the transactions associated with the creation of a significant amount of goodwill resulted from a corresponding outlay of our cash. Had these transactions taken place when valuations were lower, and at the same share exchange ratios, the goodwill amounts would have been considerably smaller.

      During the fourth quarters of fiscal 2003 and 2004, we performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required. At April 30, 2004 our investment in goodwill and intangible assets was $60.6 and $48.0 million, respectively.

      We are contingently obligated to release additional deferred consideration currently held in escrow related to the acquisition of Transwave Fiber, subject to the satisfaction of certain conditions. Should such consideration become payable, any resulting goodwill will become subject to impairment testing at the time the goodwill is recorded.

      We are required to make judgments about the recoverability of our long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we are required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows. If impairment is indicated, we write those assets down to their fair value which is generally determined based on discounted cash flows. Judgments and assumptions about the future are complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.

      During fiscal 2003, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. The discontinued product line had been included in the optical subsystems and components segment. Certain assets of Demeter Technologies were sold to an unaffiliated party in conjunction with the product line discontinuation. As a result of the discontinuation of the product line, we determined that we would no longer utilize certain intangible assets obtained in the Demeter Technologies acquisition that were associated with that product line. We wrote off those intangible assets, with a net book value of $10.1 million and, the resulting charge was reported as an impairment of goodwill and intangible assets in fiscal 2003.

Results of Operations

      The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Years Ended April 30,

	2004	2003	2002

Revenues:
Optical subsystems and components	86.2%	82.2%	76.3%
Network test and monitoring systems	13.8	17.8	23.7
Total revenues	100.0	100.0	100.0
Cost of revenues	77.4	78.4	92.8
Amortization of acquired developed technology	10.3	13.2	18.4

Gross profit (loss)	12.3	8.4	(11.2)

Operating expenses:
Research and development	33.5	36.2	36.9
Sales and marketing	10.8	12.2	14.6
General and administrative	9.0	9.1	13.2
Amortization of (benefit from) deferred stock compensation	0.1	(1.0)	8.1
Acquired in-process research and development	3.3	—	1.8
Amortization of goodwill and other purchased intangibles	0.3	0.5	87.7
Impairment of goodwill and intangibles assets	—	6.4	—
Restructuring costs	0.2	5.6	—
Other acquisition costs	0.1	0.1	2.1

Total operating expenses	57.3	69.0	164.4

Loss from operations	(45.0)	(60.6)	(175.6)
Interest income (expense), net	(13.8)	(4.0)	0.0
Other income (expense), net	(2.3)	(30.9)	0.9

Loss before income taxes and cumulative effect of an accounting change	(61.1)	(95.5)	(174.7)
Provision (benefit) for income taxes	0.2	0.1	(26.2)

Loss before cumulative effect of an accounting change	(61.3)	(95.6)	(148.5)
Cumulative effect of an accounting change		(276.7)	—

Net loss	(61.3)%	(372.3)%	(148.5)%

Comparison of Fiscal Years Ended April 30, 2004 and 2003

      Revenues. Revenues increased $19.1 million, or 11.5%, to $185.6 million in fiscal 2004 compared to $166.5 million in fiscal 2003. This increase reflected a $23.2 million, or 16.9%, increase in sales of optical subsystems and components, to $160.0 million in fiscal 2004 compared to $136.8 million in fiscal 2003, partially offset by a $4.0 million, or 13.6%, decrease in sales of network test and monitoring systems, to $25.6 million in fiscal 2004 compared to $29.6 million in fiscal 2003. Sales of optical subsystems and components and network test and monitoring systems represented 86.2% and 13.8%, respectively, of total revenues in fiscal 2004, compared to 82.2% and 17.8%, respectively, in fiscal 2003. The increase in revenues from the sale of optical subsystems and components in fiscal 2004 was primarily the result of an increase in volume of units sold to new and existing customers, as well as contributions of $6.7 million from sales by our Advanced Optical Components division, the former Honeywell VCSEL Optical Products business unit, that we acquired on March 2, 2004 from Honeywell International Inc., partially offset by a decrease in average selling prices. The decrease in revenues from the sale of network test and monitoring systems was due to decreased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps and a continued reduction in global IT spending which affected the demand for equipment used in monitoring Gigabit Ethernet networks.

      Sales to Cisco Systems represented 22.2%, or $41.3 million, and 10.4%, or $17.2 million, of our total revenues during fiscal 2004 and fiscal 2003, respectively.

      Gross Profit. Gross profit increased $8.8 million, or 62.8%, to $22.8 million in fiscal 2004 compared to $14.0 million in fiscal 2003. Gross profit as a percentage of total revenue was 12.3% in 2004 compared to 8.4% in 2003. The increase in gross profit was primarily the result of a decline in inventory write-offs, net of recoveries, which was $4.4 million in 2004 compared to $9.2 million in 2003, reductions in material costs, and an increase in unit sales which spread our fixed overhead costs over a higher production volume. Additionally, amortization of acquired developed technology, a component of cost of revenues, decreased $2.7 million, or 12.5% in 2004 to $19.2 million compared to $22.0 million in 2003 as a result of a $10.1 million impairment charge for acquired developed technology that was recorded in 2003 related to a discontinued product line at our Demeter subsidiary.

      Research and Development Expenses. Research and development expenses increased $1.9 million, or 3.1%, to $62.2 million in fiscal 2004 compared to $60.3 million in fiscal 2003. The increase was primarily due to the full-year effect of the operations of our Genoa Corporation subsidiary, acquired on April 3, 2003, offset by a 10% decline in personnel. Research and development expenses as a percent of revenues decreased to 33.5% in fiscal 2004 compared to 36.2% in fiscal 2003 as a result of increased revenues.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $169,000, or 0.8%, to $20.1 million in fiscal 2004 compared to $20.2 million in fiscal 2003. Sales and marketing expenses as a percent of revenues decreased to 10.8% in fiscal 2004 compared to 12.2% in fiscal 2003.

      General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 9.9%, to $16.7 million in fiscal 2004 compared to $15.2 million in fiscal 2003. The increase was primarily due to a $996,000 increase in bad debt expense and a $529,000 increase in legal expense. General and administrative expenses as a percent of revenues decreased to 9.0% in fiscal 2004 compared to 9.1% in fiscal 2003.

      Amortization of (Benefit from) Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $1.6 million, or 93.9%, to a credit of $105,000 in fiscal 2004 compared to a credit of $1.7 million in fiscal 2003. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

      Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses of $6.2 million recorded in fiscal 2004 related to the acquisition of the VCSEL Optical Products business unit from Honeywell in March 2004. There was no IPR&D expense in fiscal 2003 related to the acquisition of Genoa.

      Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles decreased $186,000 or 24.5%, to $572,000 in fiscal 2004 compared to $758,000 in fiscal 2003.

      Impairment of Goodwill and Intangible Assets. No impairment of goodwill or intangible assets was recorded during fiscal 2004. In fiscal 2003, we discontinued a product line at our Demeter subsidiary resulting in an impairment of acquired developed technology totaling $10.1 million and a goodwill impairment of $485,000 related to our Transwave acquisition.

      Restructuring Costs. Restructuring costs decreased $9.0 million, or 95.9%, to $382,000 in fiscal 2004 compared to $9.4 million in fiscal 2003. During fiscal 2003, we recorded charges of $1.2 million for severance costs associated with a reduction in our U.S.-based workforce, $3.1 million to consolidate our facilities and operations located in Hayward, California into our facilities in Sunnyvale, California, and $5.2 million to close our El Monte, California, facilities. These restructuring activities were completed during fiscal 2004.

      Other Acquisition Costs. Other acquisition costs increased $24,000, or 12.1%, to $222,000 in fiscal 2004 compared to $198,000 in fiscal 2003.

      Interest Income. Interest income decreased $1.5 million, or 31.9%, to $3.2 million in fiscal 2004 compared to $4.7 million in fiscal 2003. The decrease in interest income was primarily the result of decreasing investment balances during fiscal 2004.

      Interest Expense. Interest expense increased $17.5 million, or 153.5%, to $28.9 million in fiscal 2004 compared to $11.4 million in fiscal 2003. The increase in interest expense was primarily due to the conversion and repurchase of $24.8 million in principal amount of convertible notes due 2008. In connection with the conversion, we recorded non-cash interest expense of $10.8 million representing the fair value of the incremental shares issued to induce the exchange and $5.8 million representing the remaining unamortized discount for the beneficial conversion feature. Additionally, we issued an additional $150 million of convertible debt in October 2003. Of the total interest expense, $10.2 million and $4.8 million was related to the amortization of the beneficial conversion feature of these notes in fiscal 2004 and 2003, respectively.

      Other Income (Expense), Net. Other income (expense), net, decreased $47.0 million, or 91.6%, to an expense of $4.3 million in fiscal 2004 compared to an expense of $51.3 million in fiscal 2003. In fiscal 2003, we incurred costs of $36.8 million associated with the sale of assets of our Sensors Unlimited subsidiary and also recorded an impairment charge totaling $12.0 million on our minority equity investments in two companies.

      Provision for Income Taxes. We recorded an income tax provision of $334,000 in fiscal 2004 compared to $229,000 in fiscal 2003. The tax provision consists of state and foreign taxes. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses., As a result, we had no income tax benefit in fiscal 2004 or 2003. Based on a number of factors, we believe there is substantial uncertainty regarding the valuation of our deferred tax assets. These factors include our past operating results, the competitive nature of our market and the unpredictability of future operating results. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. In part, the valuation allowance at April 30, 2004 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital, if any, when it is realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

Comparison of Fiscal Years Ended April 30, 2003 and 2002

      Revenues. Revenues increased $19.2 million, or 13.0%, to $166.5 million in fiscal 2003 compared to $147.3 million in fiscal 2002. This increase reflected a $24.4 million, or 21.7% increase in sales of optical subsystems and components to $136.8 million in fiscal 2003 compared to $112.4 million in fiscal 2002, partially offset by a $5.3 million, or 15.2% decrease in sales of network test and monitoring systems to $29.6 million in fiscal 2003 compared to $34.9 million in fiscal 2002. Sales of optical subsystems and components and network test and monitoring systems represented 82.2% and 17.8%, respectively, of total revenues in fiscal 2003, compared to 76.3% and 23.7%, respectively, in fiscal 2002. The increase in revenues from the sale of optical subsystems and components in fiscal 2003 was the result of an increase in unit sales to new and existing customers, partially offset by a decrease in average selling prices. The decrease in revenues from the sale of network test and monitoring systems was due to decreased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps and a reduction in IT spending in 2003 which affected the demand for equipment used in monitoring Gigabit Ethernet networks.

      Sales to customers representing at least 10% of total revenues during fiscal 2003 and fiscal 2002 were as follows:

					Fiscal Years
	Fiscal Years				Ended
	Ended April 30,				April 30,

	2003		2002		2003	2002

	($ millions)				(Percent of
					revenue)
Cisco Systems		$17.2	$	*	10.4%	*
EMC	$	*		$17.5	*	11.9%
Emulex	$	*		$16.8	*	11.4%

*	Less than 10%

      Gross Profit. Gross profit increased $30.5 million to $14.0 million in fiscal 2003 compared to a loss of $16.5 million in fiscal 2002. Gross profit reflected a charge to cost of revenues for obsolete and excess inventory of $24.3 million (14.6% of revenues) in fiscal 2003 compared to a charge of $29.2 million (19.8% of revenues) in fiscal 2002. These charges occurred because, based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. These charges were partially offset in both years by the use of inventory that had been written off in prior periods totaling $15.1 million (9.1% of revenue) in fiscal 2003 compared to $2.7 million (1.8% of revenue) in fiscal 2002. Additionally, gross profit included charges of $22.0 million (13.2% of revenues) in fiscal 2003 compared to $27.1 million (18.4% of revenues) in fiscal 2002 for amortization of acquired developed technology related to four acquisitions completed during fiscal 2001, one acquisition completed in fiscal 2002, and two acquisitions completed in fiscal 2003. The remaining 1.9%, or $8.1 million, increase in gross profit was the result of the net incremental profit margin on higher revenues.

      Research and Development Expenses. Research and development expenses increased $5.9 million, or 10.9%, to $60.3 million in fiscal 2003 compared to $54.4 million in fiscal 2002. Of this increase, $2.8 million was due to the full-year effect of the operations of our German subsidiary, while $2.7 million was due to accelerated depreciation on equipment that was expected to be abandoned as a result of the planned closure in fiscal 2004 of the facilities occupied by our Demeter subsidiary. Research and development expenses as a percent of revenues decreased to 36.2% in fiscal 2003 compared to 36.9% in fiscal 2002.

      Sales and Marketing Expenses. Sales and marketing expenses decreased $1.2 million, or 5.7%, to $20.2 million in fiscal 2003 compared to $21.4 million in fiscal 2002. Most of this decrease was due to general cost containment measures in effect for fiscal 2003. Sales and marketing expenses as a percent of revenues decreased to 12.2% in fiscal 2003 compared to 14.6% in fiscal 2002.

      General and Administrative Expenses. General and administrative expenses decreased $4.2 million, or 21.7%, to $15.2 million in fiscal 2003 compared to $19.4 million in fiscal 2002. Most of this decrease was due to a reduction of $3.3 million in legal expenses compared to those incurred in fiscal 2002 as a result of the settlement of patent litigation during fiscal 2002, and lower bad debt expenses of $2.4 million in fiscal 2003, partially offset by increased insurance premiums of $900,000 and amortization of patents of $300,000. General and administrative expenses as a percent of revenues decreased to 9.1% in fiscal 2003 compared to 13.2% in fiscal 2002.

      Amortization of (Benefit from) Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $13.7 million, or 114.2%, to a credit of $1.7 million in fiscal 2003 compared to a charge of $12.0 million in fiscal 2002. This decrease was related to the termination of employees with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

      Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses of $2.7 million during fiscal 2002 related to the acquisition of Transwave during the year. There was no IPR&D expense in fiscal 2003 related to the acquisition of Genoa.

      Amortization of Goodwill and Other Purchased Intangibles. Amortization of goodwill and other purchased intangibles decreased to $758,000 in fiscal 2003 compared to $129.1 million in fiscal 2002 primarily as a result of our adoption of SFAS 142 effective May 1, 2002, after which date we ceased amortization of goodwill. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but subject to annual impairment tests. As of the same date we reclassified acquired workforce and acquired customer base to goodwill. Amortization of goodwill, acquired workforce, and acquired customer base totaled $127.8 million in fiscal 2002. We amortized acquired other purchased intangibles in the amount of $758,000 and $1.3 million in fiscal 2003 and 2002, respectively.

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

      Restructuring Costs. During the quarter ended October 31, 2002, we recorded $1.2 million for severance costs associated with a reduction in our U.S.-based workforce. During the quarter ended January 31, 2003, we began the process of consolidating our facilities and operations located in Hayward, California into our facilities in Sunnyvale, California, in order to reduce future operating expenses. The estimated total cost of this consolidation is $3.1 million, primarily composed of future lease obligations and the write off of $1.4 million for leasehold improvements at the Hayward facility. In the quarter ended April 30, 2003, we initiated implementation of a plan to close our El Monte, California, facilities which was completed in fiscal 2004. As part of this plan, we transferred manufacturing operations conducted there to our Fremont, California facility that we acquired in the Genoa acquisition. In the quarter ended April 30, 2003, the cost of this consolidation was $5.2 million, comprised of a $4.0 million write-down of fixed assets, $700,000 for severance costs, and building clean up and other costs of $500,000.

      Other Acquisition Costs. Other acquisition costs decreased $2.9 million, or 93.7%, to $198,000 in fiscal 2003 compared to $3.1 million in fiscal 2002. In fiscal 2003 these costs primarily reflected the annual retention bonus paid in connection with one completed acquisition. The higher costs in fiscal 2002 were a result of write-offs related to two potential acquisitions that did not proceed and the full year impact of the payment of annual retention bonuses related to certain of the completed acquisitions.

      Interest Income. Interest income decreased $1.4 million, or 23.0%, to $4.7 million in fiscal 2003 compared to $6.1 million in fiscal 2002. The decrease in interest income was the result of increased cash usage and, to a lesser extent, lower interest rates.

      Interest Expense. Interest expense increased $5.2 million, or 83.8%, to $11.4 million in fiscal 2003 compared to $6.2 million in fiscal 2002. The increase in interest expense was due to the full year effect in fiscal 2003 of the issuance of $125 million of convertible debt in October 2001 and amortization of the discount of $38.3 million that was recorded related to the intrinsic value of the beneficial conversion feature on this debt. Of the total interest expense, $4.8 million and $2.5 million was related to the amortization of the beneficial conversion feature of those notes in fiscal 2003 and 2002, respectively.

      Other Income (Expense), Net. Other income (expense), net, decreased to an expense of $51.3 million in fiscal 2003 from income of $1.4 million in fiscal 2002. In fiscal 2003, we incurred costs of $36.8 million associated with the sale of assets of our Sensors Unlimited subsidiary and also recorded an impairment charge totaling $12.0 million on our minority equity investments in two companies. In fiscal 2002, other income included a net gain of $14.7 million associated with attaining certain post-closing development milestones related to the sale of a product line to ONI Systems, Inc., which was subsequently acquired by Ciena, offset by a loss of $13.9 million associated with the other than temporary decline in the value of Ciena stock received in the transaction.

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

Liquidity and Capital Resources

      At April 30, 2004, cash, cash equivalents and short-term investments were $143.4 million compared to $119.4 million at April 30, 2003. Restricted securities, used to secure future interest payments on our convertible debt were $15.2 million at April 30, 2004 compared to $10.0 million at April 30, 2003. At April 30, 2004, total short and long term debt was $233.7 million, compared to $99.6 million at April 30, 2003.

      Net cash used by operating activities totaled $32.8 million in fiscal 2004, compared to $18.9 million in fiscal 2003 and $39.1 million in fiscal 2002. The use of cash in operating activities in fiscal 2004 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash primarily included cash inflows of $537,000 from accounts receivables, and $5.5 million from inventories, offset by cash outflows from other assets of $7.5 million and other accrued liabilities of $5.2 million.

      Net cash used in investing activities totaled $88.3 million in fiscal 2004, compared to $17.6 million in fiscal 2003. The use of cash for investing activities in fiscal 2004 consisted primarily of our purchase of the assets of Honeywell’s VCSEL Optical Products business unit and purchases of equipment to support increased production volume in our Malaysian manufacturing facility. The use of cash for investing activities in fiscal 2003 primarily consisted of purchases of plant, property and equipment totaling $18.8 million, offset in part by $5.6 million of proceeds from the sale of product lines. The use of cash for investing activities in fiscal 2002 primarily included $60.9 million for the purchase of equipment and leasehold improvements principally related to the start up of our manufacturing facility in Malaysia and our leased facility in Hayward, California, as well as upgrades to equipment and data systems at all of our facilities.

      Net cash provided by financing activities was $150.0 million in fiscal 2004 compared to $1.5 million in fiscal 2003 and $124.6 million in fiscal 2002. Cash provided by financing activities in fiscal 2004 primarily represented the net proceeds of $145.1 million from issuance of convertible debt, and proceeds of $6.1 million from the exercise of employee stock options, offset by repayments of $1.9 million on our convertible notes. Cash provided by financing activities in fiscal 2003 was primarily due to proceeds from the exercise of employee stock options. Cash provided by financing activities in fiscal 2002 was primarily due to net proceeds of $120.9 million from issuance of convertible debt and proceeds of $5.0 million from the exercise of employee stock options, offset by loan repayments of $1.6 million.

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

Contractual Obligations and Commercial Commitments

      Future minimum payments under long-term debt and operating leases are as follows as of April 30, 2004 (in thousands):

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$254,444	$2,000	$2,194	$—	$250,250
Operating leases	10,893	4,730	5,906	257	—

Total contractual cash obligations	$265,337	$6,730	$8,100	$257	$250,250

      Long-term debt consists primarily of convertible notes of $100.25 million due October 15, 2008, and $150 million due October 15, 2010 redeemable by us, in whole or in part, at any time after October 15, 2004. Long-term debt also includes a minimum commitment with respect to royalty payments of $4.0 million related to our acquisition of New Focus (see Note 3).

      Operating leases consist of base rents for facilities we occupy at various locations.

      The following table summarizes our commercial commitments as of April 30, 2004 (in thousands):

	Amount of Commitment Expiration per Period

	Total Amount	Less than	1-3	4-5	After
Commercial Commitments	Committed	1 Year	Years	Years	5 Years

Standby repurchase obligations	$7,038	$7,038	—	—	—

      Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Total commercial commitments of $7.0 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

Off-Balance-Sheet Arrangements

      At April 30, 2004 and 2003, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Effect of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN46 did not have a material impact on our financial position, cash flows or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal quarters beginning after June 15, 2003 with early adoption permitted. The adoption of this standard did not have a material impact on our financial position, cash flows or results of operations.

      In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have an impact on our financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have an impact on our financial position, cash flows or results of operations.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

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

      We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $1.3 million in fiscal 2004, $764,000 in fiscal 2003 and $309,000 in fiscal 2002 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized impairment on these assets of $1.6 million in fiscal 2004 and $12.0 million in fiscal 2003, and recognized no impairment in fiscal 2002. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us and debt securities issued by us as of April 30, 2004 (in thousands):

	Fiscal Years Ended April 30,
					Fair
			2007 and		Market
	2005	2006	Thereafter	Total Cost	Value

Assets
Available for sale debt securities	$47,833	$15,780	$9,944	$73,557	$73,526
Average interest rate	4.19%	4.21%	3.98%
Restricted securities	$6,329	$3,658	$5,263	$15,250	$15,187
	2.03%	1.60%	2.34%
Liabilities
Long-term debt
Fixed rate	$—	$—	$100,250	$100,250	$98,746
Average interest rate	—	—	5.25%
Fixed rate	$—	$—	$150,000	$150,000	$131,437
Average interest rate	—	—	2.50%

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us and debt securities issued by us as of April 30, 2003 (in thousands):

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

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Finisar Corporation

      We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2004. These financial statements are the responsibility of Finisar Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2003.

/s/ ERNST & YOUNG LLP

Palo Alto, California

June 3, 2004

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$69,872	$40,918
Short-term investments	73,526	78,520
Restricted investments, short-term	6,329	6,737
Accounts receivable, net of allowance for doubtful accounts of $1,669 and $1,487 at April 30, 2004 and 2003	28,481	23,390
Accounts receivable, other	11,314	5,362
Inventories	34,717	36,470
Prepaid expenses	4,736	2,341
Deferred income taxes	2,045	3,324

Total current assets	231,020	197,062
Property, plant and improvements, net	107,736	112,125
Restricted investments, long-term	8,921	3,307
Purchased intangible assets, net	47,961	52,910
Goodwill, net	60,620	19,838
Minority investments	24,227	28,844
Other assets	14,220	9,520

Total assets	$494,705	$423,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	29,460	22,872
Accrued compensation	4,376	4,449
Non-cancelable purchase obligations	7,038	9,380
Other accrued liabilities	14,464	8,474
Income tax payable	790	536
Current portion of long-term liabilities	2,000	1,384

Total current liabilities	58,128	47,095
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $20,757 and $30,977 at April 30, 2004 and 2003	229,493	94,023
Other long-term liabilities	2,194	4,184
Deferred income taxes	2,045	3,324

Total long-term liabilities	233,732	101,531
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2004 and 2003	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 222,531,335 shares issued and outstanding at April 30, 2004 and 207,295,693 shares issued and outstanding at April 30, 2003	222	207
Additional paid-in capital	1,259,759	1,219,424
Notes receivable from stockholders	(481)	(1,077)
Deferred stock compensation	(162)	(1,045)
Accumulated other comprehensive income	710	841
Accumulated deficit	(1,057,203)	(943,370)

Total stockholders’ equity	202,845	274,980

Total liabilities and stockholders’ equity	$494,705	$423,606

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,

	2004	2003	2002

	(In thousands, except per share data)
Revenues	$185,618	$166,482	$147,265
Cost of revenues	143,585	130,501	136,626
Amortization of acquired developed technology	19,239	21,983	27,119

Gross profit (loss)	22,794	13,998	(16,480)

Operating expenses:
Research and development	62,193	60,295	54,372
Sales and marketing	20,063	20,232	21,448
General and administrative	16,738	15,201	19,419
Amortization of (benefit from) deferred stock compensation	(105)	(1,719)	11,963
Acquired in-process research and development	6,180	—	2,696
Amortization of goodwill and other purchased intangibles	572	758	129,099
Impairment of goodwill and intangible assets	—	10,586	—
Restructuring costs	382	9,378	—
Other acquisition costs	222	198	3,119

Total operating expenses	106,245	114,929	242,116

Loss from operations	(83,451)	(100,931)	(258,596)
Interest income	3,171	4,689	6,127
Interest expense	(28,872)	(11,388)	(6,195)
Other income (expense), net	(4,347)	(51,314)	1,360

Loss before income taxes and cumulative effect of an accounting change	(113,499)	(158,944)	(257,304)
Provision (benefit) for income taxes	334	229	(38,566)

Loss before cumulative effect of an accounting change	(113,833)	(159,173)	(218,738)
Cumulative effect of an accounting change to adopt SFAS 142	—	(460,580)	—

Net loss	$(113,833)	$(619,753)	$(218,738)

Net loss per share basic and diluted:
Before cumulative effect of an accounting change	$(0.53)	$(0.82)	$(1.21)
Cumulative effect of an accounting change to adopt SFAS 142	$—	$(2.35)	$—
Net loss	$(0.53)	$(3.17)	$(1.21)
Shares used in computing net loss per share:
Basic and diluted	216,117	195,666	181,136
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss	$(113,833)	$(619,753)	$(90,957)
Net loss per share, basic and diluted	$(0.53)	$(3.17)	$(0.50)
Shares used in computing pro forma net loss per share:
Basic and diluted	216,117	195,666	181,136

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

								Accumulated
	Series A					Notes		Other
	Preferred Stock		Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
					Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2001	1,120,984	$1	179,163,306	$179	$1,064,294	$(2,045)	$(17,079)	$1,380	$(104,879)	$941,851
Issuance of Series A preferred stock and assumption of options upon acquisition of subsidiaries	580,172	1	—	—	50,138	—	—	—	—	50,139
Deferred stock compensation from acquisitions	—	—	—	—	—	—	(2,350)	—	—	(2,350)
Issuance of common stock for completion of milestones on acquisition of subsidiaries	—	—	7,175,895	7	52,852	—	—	—	—	52,859
Conversion of Series A preferred stock issued upon acquisition of subsidiary to Common on a 3-for-1 basis	(1,701,156)	(2)	5,103,468	5	(3)	—	—	—	—	—
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	731,787	1	1,021	—	—	—	—	1,022
Issuance of common stock through employee stock purchase plan	—	—	377,790	—	4,018	—	—	—	—	4,018
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(1,285)	—	1,285	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	11,963	—	—	11,963
Payments received on stockholder notes receivable	—	—	—	—	—	557	—	—	—	557
Beneficial conversion feature on convertible debt offering	—	—	—	—	38,270	—	—	—	—	38,270
Unrealized gain on short-term investments	—	—	—	—	—	—	—	(589)	—	(589)
Net loss	—	—	—	—	—	—	—	—	(218,738)	(218,738)

Comprehensive loss										(219,327)

Balance at April 30, 2002	—	$—	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

								Accumulated
	Series A					Notes		Other
	Preferred Stock		Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
					Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2002	—	$—	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002
Issuance of common stock and warrants upon acquisition of Genoa	—	—	6,753,247	7	6,391	—	—	—	—	6,398
Issuance of common stock upon conversion of note issued on acquisition of certain assets	—	—	4,027,446	4	6,746	—	—	—	—	6,750
Compensation expense related to options vesting acceleration	—	—	—	—	233	—	—	—	—	233
Issuance of common stock for completion of milestones related to acquisition of Transwave	—	—	87,095	—	485	—	—	—	—	485
Issuance of common stock for completion of milestones related to acquisition of Sensors Unlimited	—	—	3,160,335	3	1,634	—	—	—	—	1,637
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	(175,712)	—	(247)	237	—	—	—	(10)
Issuance of common stock through employee stock purchase plan	—	—	891,036	1	1,732	—	—	—	—	1,733
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(6,855)	—	6,855	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	(1,719)	—	—	(1,719)
Payments received on stockholder notes receivable	—	—	—	—	—	174	—	—	—	174
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(500)	—	(500)
Foreign currency translation adjustment	—	—	—	—	—	—	—	550	—	550
Net loss	—	—	—	—	—	—	—	—	(619,753)	(619,753)

Comprehensive loss										(619,703)

Balance at April 30, 2003	—	$—	207,295,693	$207	$1,219,424	$(1,077)	$(1,045)	$841	$(943,370)	$274,980

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

								Accumulated
	Series A					Notes		Other
	Preferred Stock		Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
					Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2003	—	$—	207,295,693	$207	$1,219,424	$(1,077)	$(1,045)	$841	$(943,370)	$274,980
Compensation expense related to option modification	—	—	—	—	93	—	—	—	—	93
Compensation expense Related to non- employee option grants	—	—	—	—	891	—	—	—	—	891
Issuance of common stock for completion of milestones related to acquisition of Transwave	—	—	116,040	—	147	—	—	—	—	147
Exercise of warrants, stock options, net of repurchase of unvested shares	—	—	3,396,422	3	4,712	—	—	—	—	4,715
Issuance of common stock through employee stock purchase plan	—	—	1,251,492	1	1,424	—	—	—	—	1,425
Issuance of common stock for conversion of convertible notes	—	—	9,926,339	10	32,819	—		—	—	32,829
Issuance of common stock for fees associated with the purchase of assets	—	—	545,349	1	1,237	—		—	—	1,238
Reversal of deferred stock compensation due to employee terminations	—	—	—	—	(988)	—	988	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	(105)	—	—	(105)
Payments received on stockholder notes receivable	—	—	—	—	—	596	—	—	—	596
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(322)	—	(322)
Foreign currency translation adjustment	—	—	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	—	—	(113,833)	(113,833)

Comprehensive loss										(113,964)

Balance at April 30, 2004	—	$—	222,531,335	$222	$1,259,759	$(481)	$(162)	$710	$(1,057,203)	$202,845

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(113,833)	$(619,753)	$(218,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,516	24,013	15,499
Compensation expense related to modification of existing options	93	233	—
Compensation expense related to non-employee option grants	891	—	—
Amortization of deferred stock compensation	(105)	(1,719)	11,963
Acquired in-process research and development	6,180	—	2,696
Amortization of beneficial conversion feature of convertible notes	10,220	4,784	2,509
Amortization of goodwill and other purchased intangibles	572	758	129,099
Amortization of acquired developed technology	19,239	21,983	27,119
Amortization of discount on restricted securities	(313)	(543)	—
Loss on debt conversion	10,763	—	—
Gain on extinguishment of debt	(86)	—	—
Loss on retirement of assets	257	—	—
Loss (gain) on sale of product lines	—	37,372	(14,627)
Other-than-temporary decline in fair value of investments	528	—	13,875
Share of losses of equity accounted investee	1,302	764	309
Impairment of minority investments	1,631	12,000	—
Non-cash portion of restructuring charges	—	3,722	—
Impairment of goodwill and intangible assets	—	10,586	—
Cumulative effect of an accounting change to adopt SFAS 142	—	460,580	—
Changes in operating assets and liabilities:
Accounts receivable	537	4,620	8,089
Inventories	5,493	21,619	2,919
Other assets	(7,454)	3,507	207
Income tax receivable	—	7,504	(2,709)
Deferred income taxes	—	—	(30,257)
Accounts payable	6,042	(11,044)	19,413
Accrued compensation	(73)	(3,044)	(300)
Other accrued liabilities	(5,159)	3,133	(6,201)

Net cash used in operating activities	(32,759)	(18,925)	(39,135)

Investing activities
Purchases of property, equipment and improvements	(13,488)	(18,826)	(60,908)
Purchases of short-term investments	(57,669)	(98,203)	(67,306)
Sale/maturity of short-term investments	62,442	87,391	88,530
Purchases of restricted securities	(14,411)	—	(18,855)
Maturity of restricted securities	8,437	6,562	3,282
Acquisition of subsidiaries, net of cash assumed	—	23	(1,539)
Acquisition of product line assets	(75,270)	(243)	—
Proceeds from sale of product line	—	5,560	18,750
Purchases of, and loan to, minority investments, net of loan repayments	1,684	153	(13,630)

Net cash used in investing activities	(88,275)	(17,583)	(51,676)

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Fiscal Years Ended April 30,

	2004		2003	2002

	(In thousands)
Financing activities
Payments on capital lease obligations		—	(361)	(458)
Short-term borrowings		—	—	161
Repayments of borrowings under bank note		—	—	(1,628)
Repayments of borrowings under convertible notes		(1,860)	—	—
Payment received on stockholder notes receivable		596	174	557
Proceeds from exercise of stock options and stock purchase
plan, net of repurchase of unvested shares		6,140	1,724	5,040
Proceeds from issuance of convertible debt, net of issue costs		145,112	—	120,882

Net cash provided by financing activities		149,988	1,537	124,554

Net increase (decrease) in cash and cash equivalents		28,954	(34,971)	33,743
Cash and cash equivalents at beginning of year		40,918	75,889	42,146

Cash and cash equivalents at end of year		$69,872	$40,918	$75,889
Supplemental disclosure of cash flow information
Cash paid for interest		$7,731	$6,578	$3,391
Cash paid for taxes		$334	$159	$126
Supplemental schedule of non-cash investing and financing activities
Deferred stock compensation from acquisitions		$—	$—	$2,350

Issuance of promissory notes on acquisition of product line	$		$6,750	$—

Issuance of common stock upon conversion of promissory note	$		$6,750	$—

Issuance of common stock and warrants and assumption of options in connection with acquisitions		$147	$6,883	$52,859

Issuance of Series A preferred stock and assumption of options in acquisitions		$—	$—	$50,138

Issuance of common stock for fees associated with the purchase of assets		$1,237	$—	$—

Intrinsic value of beneficial conversion feature on convertible debt		$—	$—	$38,270

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

Revenue Recognition

      The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Product revenue is generally recognized at the time of shipment when title and risk of loss pass to the customer, unless the Company has future unperformed obligations or customer acceptance is required, in which case revenue is not recognized until such obligations have been satisfied or customer acceptance has been received. For those arrangements with multiple elements, or in related arrangements with the same customer, the Company allocates revenue to the separate elements based upon each element’s fair value.

      At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company also provides an allowance for estimated customer returns, which is netted against revenue.

Segment Reporting

      Statement of Financial Accounting Standards (SFAS) No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has determined that it operates in two segments consisting of optical subsystems and components and network test and monitoring systems.

Concentrations of Credit Risk

      Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2004, one optical subsystems and components customer, Cisco Systems, represented 12.2% of total accounts receivable. At April 30, 2003, one optical subsystems and components customer, Hewlett-Packard, represented 10.3% of total accounts receivable.

Current Vulnerabilities Due to Certain Concentrations

      Finisar sells products primarily to customers located in North America. During fiscal 2004, sales to Cisco Systems represented 22.2% of total revenues. During fiscal 2003, sales to Cisco Systems represented 10.4% of total revenues. During fiscal 2002, sales to EMC and Emulex represented 11.9% and 11.4% of total revenues, respectively. Each of these customers were customers of the optical subsystems and components segment. No other customer accounted for more than 10% of revenues in any of these fiscal years.

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

Advertising Costs

      Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs during fiscal 2004, 2003 and 2002 were $242,000, $750,000 and $630,000, respectively.

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

Fair Value of Financial Instruments

      The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of April 30, 2004 and 2003, the fair value of the Company’s convertible subordinated debt was approximately $230.2 million and $67.8 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Equipment and Improvements

      Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for property, which is depreciated over 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease. The cost of equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the asset and is amortized over the shorter of the term of the related lease or the estimated useful life of the asset.

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

Stock-Based Compensation

      Finisar accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-based Compensation — Transition and Disclosure. The Company accounts for stock issued to non-employees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18 Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock benefits, including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (collectively “options”). For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Fiscal Years Ended April 30,

	2004	2003	2002

Net loss:
As reported	$(113,833)	$(619,753)	$(218,738)

Add stock based employee compensation reported in net loss	(12)	(1,719)	11,963

Deduct total stock based employee compensation expense determined under fair value based method for all awards	(29,813)	(9,288)	(42,986)

Pro forma	$(143,658)	$(630,760)	$(249,761)

Basic and diluted net loss per share:
As reported	$(0.53)	$(3.17)	$(1.21)

Pro forma	$(0.67)	$(3.22)	$(1.38)

      The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the Company’s stock options grants subsequent to the initial public offering was valued using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for fiscal 2004, 2003 and 2002: risk-free interest rates of 2.1%, 2.4% and 4.7%, respectively; a dividend yield of 0%; a volatility factor of 0.89, 1.27 and 1.24, respectively; and a weighted-average expected life of the option of 3 years.

Net Loss Per Share

      Basic and diluted net loss per share are presented in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,

	2004	2003	2002

Numerator:
Net loss	$(113,833)	$(619,753)	$(218,738)
Denominator for basic net loss per share:
Weighted-average shares outstanding — total	217,268	200,382	193,297
Weighted-average shares outstanding — subject to repurchase	(831)	(2,681)	(5,671)
Weighted-average shares outstanding — performance stock	(320)	(2,035)	(6,490)

Weighted-average shares outstanding — basic and diluted	216,117	195,666	181,136

Basic and diluted net loss per share	$(0.53)	$(3.17)	$(1.21)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	11,765	2,975	7,841
Stock subject to repurchase	831	2,681	5,671
Convertible debt	41,512	22,645	12,222
Deferred share consideration in acquisitions	1	1,455	281
Warrants assumed in acquisition	1,004	86	10
Series A preferred stock issued in acquisition	—	—	699

Potentially dilutive securities	55,113	29,842	26,724

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

      The components of comprehensive loss for the fiscal years ended April 30, 2004, 2003 and 2002 are as follows (in thousands):

	Fiscal Years Ended April 30,

	2004	2003	2002

Net income (loss)	$(113,833)	$(619,753)	$(218,738)
Foreign currency translation adjustment	191	(500)	—
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(322)	550	(589)

Comprehensive income (loss)	$(113,964)	$(619,703)	$(219,327)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,

	2004	2003

Net unrealized gains/(losses) on available-for-sale securities	(31)	291
Cumulative translation adjustment	741	550

Accumulated other comprehensive loss	$710	$841

Effect of New Accounting Statements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21 Accounting for Revenue Arrangements with Multiple Deliverables. EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal quarters beginning after June 15, 2003 with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position, cash flows or results of operations.

      In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of SFAS 149 did not have an impact on the Company’s financial position, cash flows or results of operations.

      In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have an impact on the Company’s financial position, cash flows or results of operations.

      In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition. SAB 104 supercedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind accounting guidance contained in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The issuance of SAB 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Business Combinations and Asset Acquisitions

      The following is a summary of business combinations (“BC”) and asset acquisitions (“AA”) made by the Company during the three-year period ended April 30, 2004. All of the business combinations were accounted for under the purchase method of accounting:

Entity Name	Type	Description of Business	Acquisition Date

Fiscal 2004
Honeywell (“Honeywell”) optical products	AA	VCSEL optical components	March 1, 2004
Fiscal 2003
Genoa Corporation (“Genoa”)	BC	Active optical components for data communication and telecommunications applications	April 3, 2003
New Focus Inc (“New Focus”)	AA	Purchase of certain assets and intellectual property of New Focus’ passive optical components line	May 10, 2002
Fiscal 2002
AIFOtec, GmbH (“Aifotec”)	AA	Subsystem processes for assembly and testing of optical modules for telecom applications	February 5, 2002
Transwave Fiber, Inc. (“Transwave”)	BC	Passive optical components for data communication and telecommunications applications	May 3, 2001

      The following is a summary of the consideration paid by the Company for each of these business combinations and asset acquisitions:

	Stock			Options/Warrants

		Number and			Number and		Cash Including	Total
	Value	Type of		Value	Type of		Acquisition Costs	Consideration
Entity Name	($000)	Shares(1)(2)		($000)	Shares(2)		($000)	($000)

Fiscal 2004
Honeywell	$1,237	545,349	(C)	—	—		$80,853 (3)	$82,091
Fiscal 2003
Genoa	5,727	6,753,247	(C)	671	1,029,601	(W)	500	6,898
New Focus	6,750	4,027,446	(C)	—	—		5,384	12,134
Fiscal 2002
Aifotec	—	—		—	—		2,500	2,500
Transwave	37,840	580,172	(P)	11,806	182,463	(P)	493	50,139

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Excludes contingent consideration.

(2)	Shares of common stock (C), shares of convertible Series A preferred stock (P), or warrants to purchase common stock (W).

(3)	Including $5,583 included in other accrued liabilities as of April 30, 2004.

      At the closing of the acquisition of Sensors Unlimited in fiscal 2001, 9,481,109 shares of Finisar common stock were issued to the former stockholders of Sensors Unlimited (the “Initial Consideration”) and 9,481,032 shares of common stock, or one-half of the shares issued pursuant to the transaction, were deposited into escrow to be released subject to certain development milestones (the “Deferred Consideration”). As of April 30, 2003, all of the Deferred Consideration had been released.

      At the closing of the acquisition of Transwave, 580,172 shares of Finisar Series A convertible preferred stock (1,740,516 shares of common stock as a result of subsequent conversion) were issued to the former stockholders of Transwave (the “Initial Consideration”) and 290,131 shares of Series A convertible preferred stock (870,393 shares of common stock as a result of conversion), or approximately one-third of the shares issued pursuant to the transaction, were deposited into escrow (the “Deferred Consideration”). One-third of the shares deposited in escrow are required to be released on each of the first three anniversaries of the closing date subject to the achievement of certain financial, development and personnel milestones. If the milestones are not achieved, the escrow shares will be cancelled and returned to the status of authorized but unissued shares. As of April 30, 2004, 406,171 shares of Finisar common stock has been earned as Deferred Consideration in accordance with the provisions of the merger agreement. As a result, during the first quarter of fiscal 2003 and the first quarter of fiscal 2004, additional goodwill of $485,000 and $147,000, respectively, was recorded in the optical subsystems and components reporting unit. On May 3, 2003, 145,050 of these shares were cancelled. As of April 30, 2004, 318,985 shares of Finisar common stock remain in escrow.

      At the date of the Transwave acquisition, only the Initial Consideration was recorded for accounting purposes, since the payment of the Deferred Consideration was contingent upon future events that were not then assured of occurring beyond a reasonable doubt. The Deferred Consideration is recorded as additional purchase cost at the then current market price of the common stock if and when the milestones are attained.

      The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired

	Net		In-process					Deferred
	Tangible	Developed	Research &	Assembled	Customer			Income	Deferred
Entity Name	Assets	Technology	Development	Workforce	Base	Tradename	Goodwill	Taxes	Compensation	Total(1)

Fiscal 2004
Honeywell	$20,414	$14,862	$6,180	$—	$—	$—	$40,635	$—	$—	$82,091
Fiscal 2003
Genoa	1,929	1,131	—	—	—	—	3,838	—	—	6,898
New Focus	1,512	10,622	—	—	—	—	—	—	—	12,134
Fiscal 2002
Aifotec	2,500	—	—	—	—	—	—	—	—	2,500
Transwave	15	10,387	2,696	946	125	—	39,143	(5,523)	2,350	50,139

(1)	Excludes contingent consideration earned or to be earned.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has recorded certain acquisition-related purchase consideration as deferred stock compensation in accordance with FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation. Those amounts represent the intrinsic value on the date of closing of the acquisition of the unvested Finisar stock options exchanged for options held by employees of the companies. The stock compensation expense is being recognized on the graded vesting method over the related vesting period of the options of three to four years.

      The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of the respective acquisitions. Pro forma results as if these transactions were consummated on the first day of the year preceding the acquisition except in-process research and development which is recorded in the year the transactions closed for fiscal 2004 and 2003 is immaterial.

3.	Loan Related to Acquisition of Assets from New Focus

      In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million which was convertible into shares of the Company’s common stock. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Additionally, in August 2003, a $1.4 million payment was made to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition totaled $4.0 million at April 30, 2004. Because such payments are not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.

4.	Purchased Intangible Assets Including Goodwill

      In accordance with SFAS 142, the Company performed the required annual two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the Company’s two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million was related to the optical subsystems and components reporting unit and $54.2 million was related to the network test and monitoring systems reporting unit. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.

      The fair value of the reporting units was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The calculation for the optical subsystems and components reporting unit assumed an accelerating rate of growth through fiscal 2006 (compounded growth rate of 32 percent) followed by a period of slowing growth through fiscal 2010 (compound growth rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27 percent). The calculation for the network test and monitoring systems reporting unit assumed a compound annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Years Ended April 30,

	2004	2003	2002

Reported net loss	$(113,833)	$(159,173)	$(218,738)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	—	127,781

Adjusted loss before cumulative effect of an accounting change	(113,833)	(159,173)	(90,957)
Cumulative effect of an accounting change	—	(460,580)	—

Adjusted net loss	$(113,833)	$(619,753)	$(90,957)

Adjusted basic and diluted net loss per share:
Reported basic net loss per share	$(0.53)	$(0.82)	$(1.21)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	—	0.71
Adjusted loss before cumulative effect of an accounting change	(0.53)	(0.82)	(0.50)

Cumulative effect of an accounting change	—	(2.35)	—

Adjusted basic net loss per share	$(0.53)	$(3.17)	$(0.50)

      The following table reflects changes in the carrying amount of goodwill (including assembled workforce and customer base) by reporting unit (in thousands).

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total

Balance at April 30, 2002	$403,708	$66,788	$470,496
Transfer to goodwill
— Workforce	1,547	1,185	2,732
— Customer base	1,102	2,250	3,352

Adjusted balance at April 30, 2002	406,357	70,223	476,580
Addition related to achievement of milestones	485	—	485
Addition related to acquisition of subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at April 30, 2003	$3,838	$16,000	$19,838

Addition related to achievement of milestones	147	—	147
Addition related to acquisition of subsidiary	40,635	—	40,635

Balance at April 30, 2004	$44,620	$16,000	$60,620

      During fiscal 2004, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $147,000 as a result of achievement of certain milestones specified in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transwave acquisition agreement. During fiscal 2004, the Company recorded an additional $40.6 million in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

      The following table reflects intangible assets subject to amortization as of April 30, 2004 and April 30, 2003 (in thousands):

	April 30, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$104,387	$(57,481)	$46,906
Trade name	2,867	(1,812)	1,055

Totals	$107,254	$(59,293)	$47,961

	April 30, 2003

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$89,525	$(38,242)	$51,283
Trade name	2,867	(1,240)	1,627

Totals	$92,392	$(39,482)	$52,910

      The amortization expense on these intangible assets for fiscal 2004 was $19.8 million compared to $22.7 million for fiscal 2003. Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2005	$22,806
2006	$16,359
2007	$3,788
2008	$1,875
2009 and beyond	$3,133

5.	Available-For-Sale Investments

      The following is a summary of the Company’s available-for-sale investments as of April 30, 2004 and 2003 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2004
Debt:
Corporate	$84,822	$123	$(71)	$84,874
Government agency	35,199	36	(120)	35,115
Municipal	1,854	5	(4)	1,855

Total	$121,875	$164	$(195)	$121,844

Reported as:
Cash equivalents	$48,318	$—	$—	$48,318
Short-term investments	73,557	164	(195)	73,526

	$121,875	$164	$(195)	$121,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2003
Debt:
Corporate	$67,486	$660	$(7)	$68,139
Government agency	21,406	100	(2)	21,504
Municipal	2,448	2	—	2,450

	91,340	762	(9)	92,093
Equity:
Corporate (investment in Ciena)	2,156	—	(462)	1,694

Total	$93,496	$762	$(471)	$93,787

Reported as:
Cash equivalents	$15,267	$—	$—	$15,267
Short-term investments	78,229	762	(471)	78,520

	$93,496	$762	$(471)	$93,787

      The following is a summary of the Company’s available-for-sale investments as of April 30, by contractual maturity (in thousands):

	2004		2003

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Mature in less than one year	$86,889	$86,942	$46,209	$46,522
Mature in one to five years	29,870	29,794	39,779	40,178
Mature in five to ten years	3,565	3,560	1,832	1,851
Mature in over ten years	1,551	1,548	3,520	3,542

	$121,875	$121,844	$91,340	$92,093

      While these instruments mature after one year from the balance sheet date, they have been classified as current assets because they are readily marketable and the Company views these investments as assets which are available within the year following the balance sheet date should the need arise. The gross realized gains for the years ended April 30, 2004 and 2003 totaled $206,000 and $396,000, respectively. The gross realized loss in fiscal 2004 and 2003 was immaterial. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities

      The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 5 1/4% and 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the Company’s restricted securities as of April 30, 2004 and April 30, 2003 (in thousands).

		Gross
	Amortized	Unrealized	Market
Investment Type	Cost	Gain/(Loss)	Value

As of April 30, 2004
Government agency	$15,250	$(63)	$15,187

Classified as:
Short term — less than 1 year	$6,329	$18	$6,347
Long term — 1 to 3 years	8,921	(81)	8,840

Total	$15,250	$(63)	$15,187

		Gross
	Amortized	Unrealized	Market
Investment Type	Cost	Loss	Value

As of April 30, 2003
Government agency	$10,044	$(292)	$9,752

Classified as:
Short term — less than 1 year	$6,737	$(215)	$6,522
Long term — 1 to 3 years	3,307	(77)	3,230

Total	$10,044	$(292)	$9,752

Cost Method Investments

      Included in minority investments is $16.5 million and $18.1 million at April 30, 2004 and 2003, respectively, representing the carrying value of the Company’s minority investment in five privately held companies accounted for under the cost method. During fiscal 2004 and 2003, the Company recorded charges of $1.6 million and $12.0 million, respectively, for the impairment in the value of these investments which were recorded under other income (expense), net. There was no corresponding charge recorded in fiscal 2002.

Equity Method Investments

      Included in minority investments is $7.7 million and $4.0 million at April 30, 2004 and 2003, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. Also included in minority investments at April 30, 2003 was the Company’s $6.7 million loan to Quintessence Photonics. This loan was settled during 2004 for $1.7 million in cash, and $5.0 million in preferred stock of Quintessence Photonics. These preferred shares increased the Company’s ownership interest in Quintessence Photonics to 30.8% at April 30, 2004 compared to 21.2% at April 30, 2003. During fiscal 2004 and 2003, the Company recorded expenses of $1.3 million and $764,000, respectively, representing its share of the loss of the investee, which was recorded under other income (expense), net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Inventories

      Inventories consist of the following (in thousands):

	April 30,

	2004	2003

Raw materials	$20,072	$23,366
Work-in-process	8,512	7,808
Finished goods	6,133	5,296

	$34,717	$36,470

      In fiscal 2004, the Company recorded charges of $22.3 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $17.9 million. In fiscal 2003, the Company recorded charges of $24.3 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $15.1 million. In fiscal 2002, the Company recorded charges of $29.2 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods of $2.7 million. Cost of revenue associated with the sale of inventory components that were previously written-off was zero.

7.	Property, Equipment and Improvements

      Property, equipment and improvements consist of the following (in thousands):

	April 30,

	2004	2003

Land	$18,788	$18,781
Building	21,271	21,218
Computer equipment	27,712	23,673
Office equipment, furniture and fixtures	3,542	2,930
Machinery and equipment	94,002	79,174
Leasehold improvements	6,858	8,013

Total	172,173	153,789
Accumulated depreciation and amortization	(64,437)	(41,664)

Property, equipment and improvements (net)	$107,736	$112,125

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments

      Future minimum payments under non-cancelable operating lease agreements are as follows as of April 30, 2004 (in thousands):

Operating
Leases

Fiscal years ending April 30:
2005	$4,730
2006	4,400
2007	1,506
2008	202
2009	55
Thereafter	—

Total minimum payments required	$10,893

      Rent expense under these non-cancelable operating leases was approximately $2.9 million in fiscal 2004, $4.0 million in fiscal 2003 and $5.1 million in fiscal 2002. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $20,000 in fiscal 2004, $142,000 in fiscal 2003 and $1.7 million in fiscal 2002. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

9.	Convertible Subordinated Notes

Sale of Convertible Subordinated Notes due 2008

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

      Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2004 and 2003, the Company recorded in interest expense amortization of $10.2 million and $4.8 million, respectively.

      At issuance of the notes, the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $15.3 million of U.S. government securities which will be sufficient, upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first six scheduled interest payments due on the Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The notes are represented by one or more global notes, deposited with the trustee as custodian for The Depository Trust Company, or DTC, and registered in the name of Cede & Co., DTC’s nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants. The notes are eligible for trading in the PORTAL market.

Conversion and Repurchase of Convertible Notes due 2008

      In privately negotiated transactions concluded during the quarter ended July 31, 2003, the Company exchanged an aggregate of $5.0 million in principal amount of its convertible notes due 2008 for 2,311,937 shares of the Company’s common stock. In connection with the exchanges, the Company recorded additional non-cash interest expense of approximately $2.4 million representing the fair value of the incremental shares issued to induce the exchanges and non-cash interest expense of approximately $1.2 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged. Also, $140,000 of unamortized debt issue costs related to the convertible notes exchanged was charged to additional paid-in capital.

      In privately negotiated transactions concluded during the quarter ended October 31, 2003, the Company exchanged an aggregate of $17.8 million in principal amount of its convertible notes due 2008 for 7,614,402 shares of the Company’s common stock. In connection with the exchanges, the Company recorded additional non-cash interest expense of approximately $8.4 million representing the fair value of the incremental shares issued to induce the exchanges and non-cash interest expense of approximately $4.2 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged. Also, $492,000 of unamortized debt issue costs related to the convertible notes exchanged was charged to additional paid-in capital.

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

      During fiscal 2004, the Company, in these privately negotiated transactions, exchanged and repurchased $24.8 million in principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. Also, $684,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of April 30, 2004 and 2003, the fair value of the Company’s convertible subordinated debt was approximately $230.2 million and $67.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

Common Stock and Preferred Stock

      On June 19, 2001, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 200,000,000 to 500,000,000 shares. Thereafter, the preferred stock issued in the acquisitions of Shomiti and Transwave and options to purchase preferred stock issued under the 2001 Nonqualified Stock Option Plan were converted into common stock on a 3-for-1 basis. As at April 30, 2004, Finisar is authorized to issue 500,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote.

      Common stock subject to future issuance as of April 30, 2004 is as follows:

Conversion of convertible notes	58,647,062
Exercise of outstanding warrants	964,117
Exercise of outstanding options	43,573,024
Available for grant under stock option plans	4,866,391
Reserved for issuance under the employee stock purchase plan	750,086

108,800,680

      The remaining unearned Deferred Consideration of 318,985 shares of common stock issued in connection with the acquisition of Transwave which are held in escrow and may be earned in future periods (see Note 2) are not included in the accompanying balance sheet and are excluded from the table above. Any future Deferred Consideration will be recorded as goodwill and will be subject to the impairment testing under SFAS 142.

Warrants

      In connection with the acquisition of Shomiti Systems, Inc. (“Shomiti”) in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. These warrants entitle the holder to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.

      In conjunction with the acquisition of Genoa, the Company assumed warrants to purchase stock of Genoa and issued warrants to purchase stock of Finisar. The assumed warrants entitle the holders to purchase 29,766 shares of Finisar common stock at an exercise price of $15.25 and expire at various dates through 2011. The warrants issued by the Company entitle the holders to purchase 999,835 shares of Finisar common stock at an exercise price of $1.00 per share and expire at various dates through 2011. During 2004, warrants issued by the Company to purchase 75,577 shares of Finisar common stock were exercised.

Preferred Stock

      The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. Pursuant to such Board action in March 2001, the Company designated 4,500,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock was automatically convertible into three shares of the Company’s common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of the Company’s common stock to not less than the number of shares sufficient to allow the conversion of each share of the Series A Preferred Stock (the “Charter Amendment”). Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock had the same rights as a holder of the number of shares of the Company’s common stock into which the share of Series A Preferred Stock was convertible with respect to the rights to vote, to receive dividends and to receive distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti and Transwave. On June 19, 2001, the Charter Amendment was approved and the outstanding shares of the Series A Preferred Stock were automatically converted into common stock on a 3-for-1 basis upon the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2004 and 2003, no shares of the Company’s Preferred Stock were issued and outstanding.

Stockholder Rights Plan

      In September 2002, Finisar’s board of directors adopted a stockholder rights plan. Under the rights plan, stockholders received one share purchase Right for each share of Finisar common stock held. The rights, which will initially trade with the common stock, effectively allow Finisar stockholders to acquire Finisar common stock at a discount from the then current market value when a person or group acquires 20% or more of Finisar’s common stock without prior board approval. When the Rights become exercisable, Finisar stockholders, other than the acquiror, become entitled to exercise the Rights, at an exercise price of $14.00 per Right, for the purchase of one-thousandth of a share of Finisar Series RP Preferred Stock or, in lieu of the purchase of Series RP Preferred Stock, Finisar common stock having a market value of twice the exercise price of the Rights. Alternatively, when the Rights become exercisable, the board of directors may authorize the issuance of one share of Finisar common stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquiror at a 50% discount. Rights held by the acquiror will become null and void in each case. Prior to a person or group acquiring 20%, the Rights can be redeemed for $0.001 each by action of the board of directors.

      The rights plan contains an exception to the 20% ownership threshold for Finisar’s founder, Chairman of the Board and Chief Technical Officer, Frank H. Levinson. Under the terms of the rights plan, Dr. Levinson and certain related persons and trusts are permitted to acquire additional shares of Finisar common stock up to an aggregate amount of 30% of Finisar’s outstanding common stock, without prior Board approval.

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

Stock Option Plans

      As discussed in Note 1 and as permitted under SFAS No. 123, Finisar has elected to follow APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the “Plans”). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2004 and 2003, 265,998 and 1,572,891 shares issued upon exercise of options are subject to repurchase.

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

      In connection with the acquisitions of Sensors Unlimited and Demeter, the Company agreed to limit the number of options that could be granted under the Company’s 1999 stock option plan. The Company also agreed to suspend the automatic annual increase in shares reserved for issuance under the 1999 stock option plan until the number of shares of its common stock authorized for issuance has been increased. Because of the limit to the number of options that could be granted under the 1999 stock option plan, options to purchase Finisar preferred stock were issued in conjunction with the assumption of all options outstanding upon the acquisition of Shomiti, Medusa and Transwave. These options on preferred stock were automatically convertible to options to purchase Finisar common stock on a one-for-three basis at such time as sufficient common stock was authorized for issuance. Following the stockholders’ approval of the increase in the number of shares of common stock authorized to be issued on June 19, 2001, the limit on the number of options that could be granted under the 1999 stock option plan and the suspension of the automatic annual increase in shares reserved for issuance were lifted, and the options for Finisar preferred stock were converted to options for Finisar common stock. In aggregate the Company authorized, after conversion of options for preferred stock, the issuance of options to purchase 1,848,239 shares of Finisar common stock in connection with the assumption of all options upon the acquisitions of Sensors Unlimited, Demeter, Shomiti, Medusa and Transwave. The new options that were issued carry forward the same vesting schedules as the underlying options assumed, which generally vest over four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of activity under the Plans is as follows:

		Options Outstanding

	Options Available			Weighted-Average
Options for Common Stock	for Grant	Number of Shares	Price Per Share	Exercise Price

Balance at April 30, 2001	780,795	13,895,142	$0.0170-$32.500	$13.043
Increase in authorized shares	20,557,890	—	—	—
Increase in authorized shares related to acquisitions	975,374	—	—	—
Options granted	(9,851,000)	9,851,000	$3.8400-$19.1100	$4.2289
Options converted from preferred options	(5,752,620)	5,752,620	$10.2300-$12.625	$1.4400
Options exercised	—	(965,923)	$3.6999-$23.0895	$1.1076
Options repurchased	238,800	—	$0.0433-$1.0000	$0.3912
Options canceled	1,926,245	(1,926,245)	$0.1600-$30.8750	$11.7534
Options expired	(212,286)	—	—	—

Balance at April 30, 2002	8,663,198	26,606,594	$0.0170-$32.500	$7.1709
Increase in authorized shares	9,819,018	—	—	—
Options granted	(23,833,800)	23,833,800	$0.4900-$01.7300	$1.3800
Options exercised	—	(220,265)	$0.0200-$04.0100	$0.6400
Options canceled	24,005,956	(24,005,956)	$0.0500-$32.5000	$8.2800
Shares repurchased	342,597	—	$0.4400-$01.0000	$0.6400
Options expired	(803,562)	—	—	—

Balance at April 30, 2003	18,193,407	26,214,173	$0.0433-$22.5000	$3.3087

Increase in authorized shares	7,500,000	—	—	—
Options granted	(25,028,803)	25,028,803	$1.7900-$03.2600	$1.9470
Options exercised	—	(3,468,165)	$0.0430-$04.0001	$1.3882
Options canceled	4,201,787	(4,201,787)	$0.1600-$22.1250	$3.6018

Balance at April 30, 2004	4,866,391	43,573,024	$0.0433-$22.5000	$2.6557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding at April 30, 2004:

		Exercisable

			Weighted-Average
			Remaining	Weighted-Average
Exercise Price for Common Stock	Number Outstanding	Number Exercisable	Contractual Life	Exercise Price

			(In years)
$00.0433-$00.7600	4,743,309	2,370,431	7.08	$00.2632
$00.8400-$01.4800	2,265,100	834,980	8.21	$01.2165
$01.5000-$01.5000	5,780,492	1,988,402	8.15	$01.5000
$01.7300-$01.7300	2,260,000	452,000	8.10	$01.7300
$01.7900-$01.7900	8,086,060	1,217,760	9.32	$01.7900
$01.8000-$01.8000	8,979,244	4,219,695	9.14	$01.8000
$01.9200-$02.9200	4,809,911	510,411	9.60	$02.0428
$03.2600-$10.2300	5,048,532	2,204,894	7.41	$05.1545
$11.0625-$22.1253	1,597,376	965,015	6.35	$19.9895
$22.5000-$22.5000	3,000	1,800	6.16	$22.5000

$0.0433-$22.5000	43,573,024	14,765,388	8.46	$03.1776

      The weighted-average fair value of options granted for common stock was $1.06 during fiscal 2004 and $1.06 during fiscal 2003.

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

      A summary of activity under the plan is as follows:

		Options Outstanding
	Options
	Available	Number of		Weighted-Average
Options for Preferred Stock	for Grant	Shares	Price Per Share	Exercise Price

Balance at April 30, 2001	354,914	1,735,077	$0.60-$37.875	$31.20
Increase in authorized shares related to acquisitions	182,463	—	—	—
Options assumed in acquisitions	(182,463)	182,463	$0.48	$0.48
Options converted to common stock options	—	(1,917,540)	$0.48-$12.39	$4.32
Decrease in authorized shares	(354,914)	—	—	—

Balance at April 30, 2002, 2003 and 2004	—	—	—	—

Option Exchange Program

      In November 2002, the Company’s board of directors approved a voluntary stock option exchange program for eligible option holders. Under the program, eligible holders of the Company’s options who elected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date at least six months and one day after the date of cancellation. Members of the Company’s board of directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002. As of that date, holders of options to purchase an aggregate of 11,816,890 shares of common stock tendered their shares for cancellation.

      On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted at an exercise price of $1.80 per share, the closing price for the Company’s common stock on that date. Each new option preserves the vesting schedule and the vesting commencement date of the option it replaced. The Company did not record any accounting charges as a result of this stock option exchange program.

Restricted Shares Issued for Promissory Notes

      Certain employees have exercised options to purchase shares of common stock in exchange for promissory notes. All notes are full recourse, are secured by the shares and bear interest at a rate of 6% per annum. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of the Company. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years. As of April 30, 2004 and 2003, 771,547 and 1,898,464 shares, respectively, issued upon exercise of options in exchange for secured promissory notes, were outstanding.

Deferred Stock Compensation

      In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation related to the assumptions of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholders’ equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and assumptions of stock options associated with companies acquired during fiscal 2001 and 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999	$2,403	$427
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1,719)
Fiscal year ended April 30, 2004	(988)	(105)
Fiscal year ending April 30, 2005 (unaudited)	—	162

Total	$29,801	$29,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      The expense (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,

	2004	2003	2002

Current:
Federal	$—	$—	$(8,309)
State	319	229
Foreign	15

	334	229	(8,309)
Deferred:
Federal	—	—	(27,802)
State	—	—	(2,455)

	—	—	(30,257)
Provision for income taxes	$334	$229	$(38,566)

      A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows:

	2004	2003	2002

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	(0.03)	(0.03)	1.60
Tax exempt interest	0.00	(0.26)	(0.30)
Valuation allowance	34.97	8.09	1.80
Non-deductible amortization	0.00	1.20	17.60
Non-deductible acquired in-process research and development	0.00	0.00	0.40
Impairment of goodwill	0.00	25.98	0.00
Other	0.35	0.06	(1.00)

	0.29%	0.04%	(14.90)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred taxes consist of the following (in thousands):

	April 30,

	2004	2003

Deferred tax assets:
Inventory reserve	$7,150	$12,436
Accruals and reserves	13,260	4,888
Tax credits	6,611	5,327
Net operating loss carryforwards	115,486	101,276
Other	—	—

Total deferred tax assets	142,507	123,927
Valuation allowance	(128,230)	(100,150)

Net deferred tax assets	14,277	23,777
Deferred tax liabilities:
Acquired intangibles	(10,909)	(20,127)
Tax depreciation over book depreciation	(3,368)	(3,650)

Total deferred tax liabilities	(14,277)	(23,777)

Total net deferred tax assets (liabilities)	$—	$—

      The valuation allowance increased by approximately $28.1 million, $73.1 million and $10.6 million in fiscal 2004, 2003 and 2002, respectively.

      Approximately $9.9 million of the valuation allowance at April 30, 2004 is attributable to stock option deductions, the benefit of which will be credited to paid-in-capital when realized. Approximately $6.7 million of the valuation allowance at April 30, 2004 is attributable to stock option deductions that, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries.

      At April 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $320.1 million and $149.0 million, respectively, and federal and state tax credit carryforwards of approximately $3.4 million and $3.2 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2006, if not utilized.

      Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

      The Company has established a full valuation allowance to offset the net deferred tax assets. In part, the valuation allowance at April 30, 2004 reduced net deferred tax assets by amounts related to stock option deductions that are not currently realizable. A portion of the valuation allowance will be credited to paid-in capital, if any, when it is realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

12.	Segments and Geographic Information

      The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Both of the Company’s operating segments and corporate sales report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

      Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,

	2004	2003	2002

Revenues:
Optical subsystems and components	$160,025	$136,846	$112,333
Network test and monitoring systems	25,593	29,636	34,932

Total revenues	$185,618	$166,482	$147,265

Depreciation and amortization expense
Optical subsystems and components	$30,116	$23,462	$11,579
Network test and monitoring systems	400	551	1,904
Operating loss:
Optical subsystems and components	(54,250)	(56,494)	(79,126)
Network test and monitoring systems	(2,711)	(3,253)	(5,474)

Operating loss	(56,961)	(59,747)	(84,600)
Unallocated amounts:
Amortization of acquired developed technology	(19,239)	(21,983)	(27,119)
Amortization of deferred stock compensation	105	1,719	(11,963)
In-process research and development	(6,180)	—	(2,696)
Amortization of other intangibles	(572)	(758)	(129,099)
Impairment of goodwill and intangible assets	—	(10,586)	—
Restructuring costs	(382)	(9,378)	—
Other acquisition costs	(222)	(198)	(3,119)
Interest income (expense), net	(25,701)	(6,699)	(68)
Other non-operating income (expense), net	(4,347)	(51,314)	1,360

Loss before income tax and cumulative effect of accounting change	$(113,499)	$(158,944)	$(257,304)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of total assets by segment (in thousands):

	April 30,

	2004	2003

Optical subsystems and components	$302,128	$240,297
Network test and monitoring systems	50,261	54,912
Other	142,316	128,397

	$494,705	$423,606

      Cash, short-term, restricted and minority investments are the primary components of other in the above table.

      The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,

	2004	2003	2002

Revenues from sales to unaffiliated customers:
United States	$136,504	$123,080	$114,354
Rest of the world	49,114	43,402	32,911

	$185,618	$166,482	$147,265

      Revenues generated in the U.S. are all from sales to customers located in the United States.

      The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,

	2004	2003

Long-lived assets
United States	$230,225	$197,564
Malaysia	21,668	20,378
Rest of the world	2,871	5,295

	$254,764	$223,237

      The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended
	April 30,

	2004	2003

Optical subsystems and components	$13,219	$18,345
Network test and monitoring systems	$269	$481

13.	Pending Litigation

      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court dismissed Finisar’s motion to dismiss the complaint. In July 2004, Finisar and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If the litigation proceeds and its outcome is adverse to the Company and if the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

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

      On October 6, 2002, the Company entered into an agreement to sell certain assets and transfer certain liabilities of Sensors Unlimited to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The Company retained ownership of the intellectual property developed at Sensors Unlimited and licensed certain technology needed by the acquirer to develop, manufacture and sell products used primarily for industrial spectroscopy and military applications. Because Finisar will no longer utilize certain intangible assets purchased in the original acquisition and because the Sensors Unlimited trade name was transferred to the acquirer, the Company wrote off these assets in conjunction with the sale. The sale was completed on October 15, 2002, at which time Dr. Olsen resigned as an officer and director of Finisar. The Company also released from escrow the remaining deferred consideration of 3,160,413 shares of common stock originally placed in escrow as part of the acquisition of Sensors Unlimited.

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

      During fiscal 2003, the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that had impacted its operations and resulted in lower than anticipated revenues. In May and October 2002, the Company reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of the Company’s U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of the Company’s U.S. operations. During fiscal 2003, the Company sold its Sensors Unlimited subsidiary, closed its Hayward facility, and began the process of closing the facilities occupied by its Demeter subsidiary. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, a charge of $9.4 million was incurred in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance-related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      During the first quarter of fiscal 2004, the Company completed the closure of its Demeter subsidiary. In addition, the Company began the process of closing its German operations and a reduction in the German workforce of approximately 10 employees in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first quarter of fiscal 2004. The restructuring charge included $800,000 of severance-related charges, approximately $600,000 of fees associated with the early termination of the Company’s facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

      During the second quarter of fiscal 2004, the Company completed the closure of its German facility. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with the Company’s operations in Sunnyvale, California, during the second quarter. The Company incurred an additional $317,000 of net restructuring expenses in the second quarter. This amount included an additional $273,000 of restructuring expenses related to the closure of German operations, consisting of $373,000 for legal and exit fees associated with the closure, additional severance-related payments and the write-off of abandoned assets, partially offset by lower than anticipated fees associated with the termination of the German facilities lease of $100,000. The expenses related to the closure of the German facility were partially offset by an $85,000 reduction in restructuring expenses associated with the closure of the Demeter subsidiary offset by additional severance-related expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of fiscal 2004, the Company realized a benefit of $1.2 million related to restructuring expenses due to lower than anticipated fees and the consequent reversal of an associated accrual from the termination of a purchasing agreement related to the closure of the Demeter subsidiary.

      The facilities consolidation charges were calculated using estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. The Company has engaged brokers to locate tenants to sublease the Hayward facility. As of April 30, 2004, $915,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006.

      At April 30, 2004, $915,000 related to restructuring activities in fiscal 2003 and 2004 remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities	Severance	Total

Fiscal year 2003 actions:
Total charges	$7,548	$1,830	$9,378
Cash payments	(1,878)	(1,830)	(3,708)
Non-cash charges	(3,724)	—	(3,724)
Reversal of charge	(1,199)	—	(1,199)

Balance from fiscal year 2003 actions at April 30, 2004	747	—	747
Fiscal year 2004 actions:
Total charges	1,395	977	2,372
Cash payments	(436)	(977)	(1,413)
Reversal of charge	(791)	—	(791)

Balance from fiscal year 2004 actions at April 30, 2004	168	—	168
Total accrual balance at April 30, 2004	$915	$—	$915

16.	Warranty

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

      Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,

	2004	2003

Beginning balance	$867	$867
Additions during the period based on product sold	928	867
Settlements	(696)	(275)
Changes in liability for pre-existing warranties including expirations	(115)	(592)

Ending balance	$984	$867

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Pending Acquisition of Infineon Fiber Optics Business

      On April 29, 2004, the Company entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar common stock. The transaction involves the acquisition of facilities, product lines, equipment and intellectual property, including approximately 450 patent families, as well as approximately 1,200 employees. The shares of the Company’s common stock to be issued to Infineon in connection with the acquisition were valued at approximately $244.5 million on the date of the agreement and would represent approximately 38% of the outstanding shares of the Company’s common stock on a post-transaction basis. The transaction is expected to be completed in the third calendar quarter of 2004, and is subject to approval by the Company’s stockholders as well as customary regulatory approvals.

      If the acquisition is consummated, it will be accounted for as a purchase and, accordingly, the results of operations of the Infineon fiber optics business unit (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in the Company’s consolidated financial statements beginning with the quarter in which the closing takes place.

FINISAR CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	Three Months Ended

	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2004	2004	2003	2003	2003	2003	2002	2002

Statement of Operations Data:
Revenues:
Optical subsystems and components	$48,664	$40,741	$36,432	$34,188	$33,427	$31,929	$32,213	$39,277
Network test and monitoring systems	8,331	5,675	6,344	5,243	6,358	6,818	8,690	7,770

Total revenues	56,995	46,416	42,776	39,431	39,785	38,747	40,903	47,047
Cost of revenues	42,304	32,778	32,041	36,462	29,948	30,975	32,655	36,923
Amortization of acquired developed technology	5,271	4,656	4,656	4,656	4,549	4,598	5,441	7,395

Gross profit (loss)	9,420	8,982	6,079	(1,687)	5,288	3,174	2,807	2,729

Operating expenses:
Research and development	14,734	12,849	13,695	20,915	16,948	11,837	15,994	15,516
Sales and marketing	6,301	4,905	4,557	4,300	4,540	3,966	5,570	6,156
General and administrative	3,912	4,517	4,356	3,953	3,501	3,517	4,333	3,850
Amortization of (benefit from) deferred stock compensation	133	115	(49)	(304)	(1,252)	85	(1,933)	1,381
Acquired in-process research and development	6,180	—	—	—	—	—	—	—
Amortization of goodwill and other purchased intangible assets	143	143	143	143	143	143	143	329
Impairment of goodwill and purchased intangible assets	—	—	—		—	10,101	—	485
Restructuring costs	(791)	(1,199)	187	2,185	5,148	3,056	1,174	—
Other acquisition costs	(17)	45	149	45	(9)	176	(166)	197

Total operating expenses	30,595	21,375	23,038	31,237	29,019	32,881	25,115	27,914

Loss from operations	(21,175)	(12,393)	(16,959)	(32,924)	(23,731)	(29,707)	(22,308)	(25,185)
Interest income (expense), net	(2,632)	(2,535)	(15,026)	(5,508)	(1,910)	(1,865)	(1,583)	(1,341)
Other income (expense), net	(640)	(572)	(555)	(2,580)	(449)	(1,211)	(39,316)	(10,338)

Loss before income taxes and cumulative effect of accounting change	(24,447)	(15,500)	(32,540)	(41,012)	(26,090)	(32,783)	(63,207)	(36,864)
Provision for income taxes	45	43	33	213	107	31	30	61

Loss before cumulative effect of accounting change	(24,492)	(15,543)	(32,573)	(41,225)	(26,197)	(32,814)	(63,237)	(36,925)
Cumulative effect of accounting change to adopt SFAS 142	—	—	—	—	—	—	—	(460,580)

Net loss	$(24,492)	$(15,543)	$(32,573)	$(41,225)	$(26,197)	$(32,814)	$(63,237)	$(497,505)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information set forth under the captions “Election of Directors-Nominees and Directors” and “— Corporate Governance and Board Committees” and “Executive Compensation and Related Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in Finisar’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission and the information contained in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference.

Item 11.	Executive Compensation

      The information set forth under the caption “Executive Compensation and Related Matters” in Finisar’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information set forth under the captions “Principal Stockholders and Share Ownership by Finisar Management” and “Equity Compensation Plan Information” in Finisar’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information set forth under the caption “Executive Compensation and Related Matters — Certain Relationships and Related Transactions” in Finisar’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the caption “Ratification of Appointment of Independent Auditors” in Finisar’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements

      See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at page 50 of this report.

      (2) Financial Statement Schedules

      The following consolidated financial statement schedule of Finisar is filed as part of this report and should be read in conjunction with the consolidated financial statements and related notes.

Page

SCHEDULE II — Valuation and Qualifying Accounts	96

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits listed in the Index to Exhibits are filed as part of this report (see page 97).

      (b) Reports on Form 8-K

      We filed a Report on Form 8-K dated April 29, 2004 to announce the execution of an agreement between Finisar Corporation and Infineon Technologies AG for the acquisition of Infineon’s fiber optics business unit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this fourteenth day of July, 2004.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY S. RAWLS Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer) and Director	July 14, 2004

/s/ FRANK H. LEVINSON Frank H. Levinson	Chairman of the Board and Chief Technical Officer	July 14, 2004

/s/ STEPHEN K. WORKMAN Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 14, 2004

/s/ MICHAEL C. CHILD Michael C. Child	Director	July 14, 2004

/s/ ROGER C. FERGUSON Roger C. Ferguson	Director	July 14, 2004

Signature	Title	Date

/s/ HAROLD E. HUGHES, JR. Harold E. Hughes, Jr.	Director	July 14, 2004

/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	July 14, 2004

FINISAR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions —	End of
	of Period	Expenses	Accounts	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2004	1,487	547	—	399	1,669
Year ended April 30, 2003	1,885	(278)	—	120	1,487
Year ended April 30, 2002	1,229	1,019	—	363	1,885

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.4	Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001(1)
2.5	Asset Purchase Agreement by and among Honeywell International Inc., Honeywell Intellectual Properties Inc. and Finisar Corporation dated as of January 24, 2004.
2.6	Master Sale and Purchase Agreement by and between Infineon Technologies AG and Finisar Corporation, dated April 29, 2004
3.4	Amended Bylaws of Registrant(2)
3.5	Restated Certificate of Incorporation of Registrant(3)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.7	Restated Certificate of Incorporation of Registrant(4)
3.8	Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
3.9	Certificate of Designation(6)
4.1	Specimen certificate representing the common stock(3)
4.2	Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(7)
4.3	Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(8)
4.4	Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(9)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(3)
10.2	1989 Stock Option Plan(3)
10.3	1999 Stock Option Plan(10)
10.4	1999 Employee Stock Purchase Plan(10)
10.13	Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company (3)
10.16	Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2001(8)
10.17	Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 5 1/4% Convertible Subordinated Notes due 2008, dated October 15, 2001(8)
10.18	Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003(9)
10.19	Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003(9)
10.20	Registration Rights Agreement between Infineon Technologies AG and Finisar Corporation dated April 29, 2004
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Document

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed May 16, 2001.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed December 1, 2001 (File No. 333-52546).

(3)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/ A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(8)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).