Form 10-K/A
period 2004-04-30
FINISAR CORP
filed 2004-08-27
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

     As of June 30, 2004, there were 223,536,671 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2004

      The purpose of this amendment to Form 10-K for the fiscal year ended April 30, 2004 is to include the information required by Part III and to correct the information on the facing page of the Form 10-K as originally filed to indicate that the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. The specific sections that have been amended are as follows:

      Part III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accountant Fees and Services.

PART I

Item 1.	Business

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

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2004.

Executive Officers of the Registrant

       The Company’s executive officers and their ages as of August 1, 2004 are:

Name	Position With Finisar	Age

Jerry S. Rawls	President and Chief Executive Officer	60
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	51
David Buse	Senior Vice President, Sales and Marketing	53
Kevin Cornell	Senior Vice President & General Manager, Network Tools Division	52
Fariba Danesh	Senior Vice President & Chief Operating Officer	46
Anders Olsson	Senior Vice President, Engineering	52
Stephen K. Workman	Senior Vice President, Chief Financial Officer & Secretary	53

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

      Kevin Cornell has served as our Senior Vice President and General Manager, Network Tools Division since July 2003. Before joining Finisar in January 2003, Mr. Cornell was employed by Borland Software Corporation, a software developer, as Vice President and General Manager for the Americas region from January 1999 to October 2002. From January 1997 to April 1999, he served as Country Manager for the Full Time Software (Qualix Group) Company, a software developer. Mr. Cornell holds a B.S. in Business from Ryerson University of Toronto, Canada.

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

      Anders Olsson joined Finisar in January 2004 as our Senior Vice President, Engineering. From April 2003 to December 2003, Dr. Olsson was President and Chief Executive Officer of Photon-X Inc., a optical sensing company. From April 2000 to April 2003, Dr. Olsson was the Chief Operating Officer and Chief Technical Officer of CENiX Inc, a high-speed integrated subsystems company for data-com and telecom markets. Before co-founding CENiX, Dr. Olsson held a number of positions at Bell Laboratories, Lucent Network Systems, and Lucent Microelectronics; the first in basic research and the last as Optoelectronics General Manager and Vice President. Dr. Olsson holds an M.S. in Engineering from Chalmers University of Technology of Gothenburg, Sweden, and a Ph.D. in Electrical Engineering from Cornell University.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following table sets forth our current directors and information concerning their age and background as of August 1, 2004.

			Director
Name	Position with Finisar	Age	Since

Class II directors whose terms expire at the 2004 Annual Meeting of Stockholders:
Harold E. Hughes, Jr.	Director	58	2004
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	51	1988
Class III directors whose terms expire at the 2005 Annual Meeting of Stockholders:
Michael C. Child	Director	49	1998
Jerry S. Rawls	Director, President and Chief Executive Officer	60	1989
Class I directors whose terms expire at the 2006 Annual Meeting of Stockholders:
Roger C. Ferguson	Director	61	1999
Larry D. Mitchell	Director	61	1999

      Michael C. Child has been a member of our board of directors since November 1998. Mr. Child has been employed by TA Associates, Inc., a venture capital investment firm, since July 1982 where he currently serves as a Managing Director. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business.

      Roger C. Ferguson has been a member of our board of directors since August 1999. From June 1999 to December 2001, Mr. Ferguson served as Chief Executive Officer of Semio Corp., an early stage software company. Mr. Ferguson has served as a principal in VenCraft, LLC, a venture capital partnership, since July 1997. From August 1993 to July 1997, Mr. Ferguson was Chief Executive Officer of DataTools, Inc., a database software company. From 1987 to 1993, Mr. Ferguson served as Chief Operating Officer for Network General Inc., a network analysis company. Mr. Ferguson also serves as the Chairman of the Board of Directors of Semio Corp. Mr. Ferguson holds a B.A. in Psychology from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth.

      Harold E. Hughes, Jr. was elected to our board of directors on June 2, 2004. Mr. Hughes has been an independent consultant since 2000. Mr. Hughes was employed by Intel Corporation, a semiconductor manufacturer, from 1974 through 1997 where he held several positions, including Chief Financial Officer (1989-1992) and Treasurer (1979-1986). From 1997 to 2000, Mr. Hughes founded and served as CEO of Pandesic, LLC, a firm providing web-based SAP systems. Mr. Hughes also serves as a director of Xilinx, Inc., a provider of programmable logic solutions, Berkeley Technology Ltd., formerly known as London Pacific Group, a financial services company, Rambus, Inc., a semiconductor company, and Remec Inc., a communi-

cations company. Mr. Hughes holds a B.S. in Economics from the University of Wisconsin and an M.B.A. from the University of Michigan.

      Frank H. Levinson founded Finisar in April 1987 and has served as a member of our board of directors since February 1988 and as our Chairman of the Board and Chief Technical Officer since August 1999. Dr. Levinson also served as our Chief Executive Officer from February 1988 to August 1999. From September 1980 to December 1983, Dr. Levinson was a member of Technical Staff at AT&T Bell Laboratories. From January 1984 to July 1984, he was a Member of Technical Staff at Bellcore, a provider of services and products to the communications industry. From April 1985 to December 1985, Dr. Levinson was the principal optical scientist at Raychem Corporation, and from January 1986 to February 1988, he was Optical Department Manager at Raynet, Inc., a fiber optic systems company. Dr. Levinson serves as a director of Fabrinet, Inc., a privately held contract manufacturing company. Dr. Levinson holds a B.S. in Mathematics/ Physics from Butler University and an M.S. and Ph.D. in Astronomy from the University of Virginia.

      Larry D. Mitchell has been a member of our board of directors since October 1999. Mr. Mitchell has been retired since October 1997. From October 1994 to October 1997, he served as a site General Manager in Roseville, California for Hewlett-Packard. Mr. Mitchell also serves on the Board of Directors of Placer Sierra Bancshares and its wholly-owned subsidiary, Placer Sierra Bank. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

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

Audit Committee Financial Expert

      The members of the Audit Committee during fiscal 2004 were Messrs. Child, Ferguson and Mitchell. In June 2004, Mr. Hughes was elected as an additional member of the Audit Committee. Our board has determined that each member of the Audit Committee meets the independence criteria set forth in the applicable rules of Nasdaq and the Securities and Exchange Commission (“SEC”) for audit committee membership. The Board has also determined that all members of the Audit Committee possess the level of financial literacy required by applicable Nasdaq and SEC rules and that at least two members of the Audit Committee, Messrs. Ferguson and Hughes, are qualified as “audit committee financial experts” as defined by the SEC.

Executive Officers

      Information concerning our current executive officers is found under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K Report.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Finisar with copies of all Section 16(a) forms filed by such person.

      Based solely on our review of such forms furnished to us and written representations from certain reporting persons, during the fiscal year ended April 30, 2004 we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except that one statement of changes in beneficial ownership for each of Fariba Danesh, Frank H. Levinson, Jerry S. Rawls and Stephen K. Workman, each reporting one transaction, were filed late.

Code of Ethics

      Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which Finisar does business. The Code, which is applicable to all of our directors, employees and officers, is available at http://investor.finisar.com/corpgov.cfm. Any substantive amendment or waiver of the Code may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website. In addition, disclosure of any waiver of the Code for directors and executive officers will also be made by the filing of a Form 8-K Report with the SEC.

Item 11.	Executive Compensation

Summary Compensation Information

      The following table sets forth information concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2004, during the fiscal years ended April 30, 2004, 2003 and 2002.

Summary Compensation Table

						Long Term
						Compensation
		Annual Compensation				Awards

					Other Annual	Securities		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation	Underlying Options		Compensation

Jerry S. Rawls	2004	$202,500	—		$6,075	200,000	(1)
President and Chief	2003	218,077	—		5,340	1,000,000	(1)	—
Executive Officer	2002	225,000	—		4,805	—		—
Fariba Danesh(2)	2004	301,346			7,534	750,000	(1)
Senior Vice President	2003	20,827	100,000	(3	) 274	750,000	(1)	—
and Chief Operating	2002	—	—		—	—		—
Officer
Kevin Cornell(4)	2004	217,854	—		500
Senior Vice President	2003	40,312	44,727	(3)	—	400,000	(1)	—
and General Manager —	2002	—	—		—	—		—
Network Tools Division
Frank H. Levinson(5)	2004	202,500	—		8,253	200,000	(1)
Chief Technical Officer	2003	72,349	—		13,253	1,000,000	(1)
	2002	22,551	—		608	—
Stephen K. Workman	2004	185,385			2,031	440,000	(1)
Senior Vice President,	2003	193,846	—		1,685	—		—
Finance, Chief Financial	2002	200,000	—		1,846	—		—
Officer and Secretary

(1)	Option vests at the rate of 20% per year over a period of five years.

(2)	Ms. Danesh became Senior Vice President and Chief Operating Officer in April 2003.

(3)	Signing bonus.

(4)	Mr. Cornell became Senior Vice President and General Manager, Network Tools Division, in July 2003.

(5)	Mr. Levinson voluntarily agreed to forego the payment of salary during portions of fiscal 2002 and 2003.

Stock Options Granted in Fiscal 2004

      The following table sets forth information regarding grants of stock options to the executive officers named in the Summary Compensation Table above during the fiscal year ended April 30, 2004. All of these options were granted under our 1999 Stock Option Plan. The percentage of total options set forth below is based on an aggregate of 25,028,803 options granted during the fiscal year. All options were granted at the fair market value of our common stock, as determined by the board of directors on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent our estimate or projection of the future common stock price.

Options Granted in Fiscal Year Ended April 30, 2004

	Individual Grants
						Potential Realizable Value
		% of Total				at Assumed Annual
	Number of	Options			Deemed	Rates of Stock Price
	Securities	Granted to			Value per	Appreciation for
	Underlying	Employees	Exercise		Share at	Option Term
	Options	in Fiscal	Price	Expiration	Date of
Name	Granted(1)	Year	($/Share)	Date	Grant	5%	10%

Jerry S. Rawls	200,000	0.81	$1.95	08/27/13	$1.95	$245,268	$621,559
Fariba Danesh	100,000	0.41	1.95	08/27/13	1.95	122,634	310,779
	650,000	2.64	2.18	09/05/13	2.18	891,143	3,258,333
Kevin Cornell	—	—	—	—	—	—	—
Frank H. Levinson	200,000	0.81	1.95	08/27/13	1.95	245,268	621,559
Stephen K. Workman	265,000	1.48	1.80	06/19/13	1.80	413,183	1,047,088
	75,000	0.30	1.95	08/27/13	1.95	91,975	233,084

(1)	These options vest at the rate of 20% per year over a period of five years.

Option Exercises and Fiscal 2004 Year-End Values

      The following table provides the specified information concerning exercises of options to purchase our common stock during the fiscal year ended April 30, 2004, and unexercised options held as of April 30, 2004, by the executive officers named in the Summary Compensation Table above.

Aggregate Option Exercises in Fiscal 2004 and Values at April 30, 2004

			Number of Securities		Value of Unexercised
			Underlying Unexercised Options		In-The Money Options at
			at Fiscal Year End		Fiscal Year End(1)
	Shares Acquired	Value
Name	on Exercise	Realized	Exercisable(2)	Unexercisable(2)	Exercisable(2)	Unexercisable(2)

Jerry S. Rawls	—	—	200,000	1,000,000	$8,000	$32,000
Fariba Danesh	—	—	280,000	1,220,000	151,500	606,000
Kevin Cornell	—	—	80,000	320,000	74,400	297,000
Frank H. Levinson	—	—	200,000	1,000,000	8,000	32,000
Stephen K. Workman	—	—	119,000	321,000	0	0

(1)	Based on a fair market value of $1.77, the closing price of our common stock on April 30, 2004, as reported by the Nasdaq National Market.

(2)	Stock options granted under the 1999 Stock Option Plan prior to our initial public offering of common stock in November 1999 are generally immediately exercisable at the date of grant, but shares received upon exercise of unvested options are subject to repurchase by us. Options granted after the date of our initial public offering under the 1999 Plan are generally not immediately exercisable at the date of grant and vest at the rate of 20% per year over a period of five years.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

      Jerry S. Rawls, Frank H. Levinson, David Buse, Kevin Cornell, Fariba Danesh, Anders Olsson and Stephen K. Workman are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the executive severance plan. In addition, the plan provides that the vesting of stock options held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination.

      Additionally, pursuant to the 1999 Stock Option Plan, upon a change in control, as defined therein, the vesting of options not assumed or substituted by the surviving corporation will accelerate and the options will become immediately exercisable and vested in full.

Compensation of Directors

      Non-employee directors receive an annual retainer of $17,500, $1,500 for attendance in person at each meeting of the board of directors or committee meeting (with meetings of the board of directors and all committees held within any 24 hour period considered to be a single meeting) and $500 for attendance at such meetings via telephone. In addition, members of the Audit Committee receive an annual retainer of $5,000, and the Chairman of the Audit Committee receives $2,500 for annual service in such capacity. Non-employee directors are also eligible to receive stock options. We reimburse directors for their reasonable expenses incurred in attending meetings of the board of directors.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

      The Compensation Committee for fiscal 2004 was composed of Michael C. Child and Roger C. Ferguson. In June 2004, Harold E. Hughes, Jr. and Larry D. Mitchell were elected as additional members of the Compensation Committee. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

ON EXECUTIVE COMPENSATION

Compensation Philosophy

      The goals of our compensation policy are to attract, retain and reward executive officers who contribute to our overall success by offering compensation that is competitive in the networking industry, to motivate executives to achieve our business objectives and to align the interests of officers with the long-term interests of stockholders. We currently use salary, bonuses and stock options to meet these goals.

Forms of Compensation

      We provide our executive officers with a compensation package consisting of base salary, incentive bonuses and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

      Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the networking industry for individuals of similar education and background to the executive officers being recruited. We also give consideration to the individual’s experience, reputation in his or her industry and expected contributions to Finisar. Salaries are generally reviewed annually by the Compensation Committee and are subject to increases based on (i) the Compensation Committee’s determination that the individual’s level of contribution to Finisar has increased since his or her salary had last been reviewed and (ii) increases in competitive pay levels.

      Bonuses. It is our policy that a substantial component of each officer’s potential annual compensation take the form of a performance-based bonus. Bonus payments to officers other than the Chief Executive Officer are determined by the Compensation Committee, in consultation with the Chief Executive Officer, based on our financial performance and the achievement of the officer’s individual performance objectives. The Chief Executive Officer’s bonus is determined by the Compensation Committee, without participation by the Chief Executive Officer, based on the same factors.

      Long-Term Incentives. Longer term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership is highly motivating, provides a major incentive for employees to build stockholder value and serves to align the interests of employees with those of stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities, historical and expected contributions to Finisar, and the officer’s existing stock ownership and previous option grants, with primary weight given to the executive officers’ relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join Finisar may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.

      Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under the 1999 Stock Option Plan generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

2004 Compensation

      Compensation for our Chief Executive Officer and other executive officers for fiscal 2004 was set according to the established compensation policy described above. At the end of fiscal 2004, we determined that no performance bonuses would be paid to our executive officers; however, we approved the reversal of a 10% salary reduction for the Chief Executive Officer and certain other executive officers that had been in effect since 2002, such reversal to be effective as of May 1, 2004.

COMPENSATION COMMITTEE

Michael C. Child
Roger C. Ferguson
Harold E. Hughes, Jr.
Larry D. Mitchell

COMPARISON OF STOCKHOLDER RETURN

      Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market and the Amex Networking Index for the period commencing on November 12, 1999 and ending on April 30, 2004.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM

NOVEMBER 12, 1999 THROUGH APRIL 30, 2004(1):
FINISAR, NASDAQ INDEX AND AMEX NETWORKING INDEX

	November 12,	April 28,	April 30,	April 30,	April 30,	April 30,
	1999	2000	2001	2002	2003	2004

Finisar	$100.00	$589.00	$236.05	$100.91	$14.69	$27.96
Nasdaq Index	$100.00	$119.13	$65.09	$52.41	$45.80	$59.86
NWX	$100.00	$139.61	$61.14	$29.33	$22.05	$32.19

(1)	Assumes that $100.00 was invested on November 12, 1999, at the offering price on the date of our initial public offering, in our common stock and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information known to us regarding the beneficial ownership of our common stock as of June 30, 2004 by:

•	each stockholder who is known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers listed on the Summary Compensation Table under “Executive Compensation and Related Matters;”

•	each of our directors; and

•	all of our executive officers and directors as a group:

	Shares of Common Stock
	Beneficially Owned(1)

Name of Beneficial Owner(1)	Number	Percentage

Frank H. Levinson(2)	28,561,319	12.75%
Jerry S. Rawls(3)	6,148,604	2.75
Stephen K. Workman(4)	749,082	*
Fariba Danesh(5)	479,693	*
Kevin Cornell(6)	80,000	*
Larry D. Mitchell(7)	112,500	*
Roger C. Ferguson(8)	108,000	*
Michael C. Child(9)	55,836	*
Harold E. Hughes, Jr.	0	*
All executive officers and directors as a group (11 persons)(10)	36,298,034	16.13%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1308 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following June 30, 2004 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 223,536,671 shares of common stock outstanding as of June 30, 2004 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following June 30, 2004. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)	Includes 21,636,319 shares held by the Frank H. Levinson Revocable Living Trust and 6,485,000 shares held by Seti Trading Co., Inc., a company owned 50% by the Frank H. Levinson Revocable Living Trust and 50% by a trust for which Mr. Levinson’s ex-wife serves as sole trustee. Does not include 2,654,618 shares held by the trustee of the Irrevocable Trust of Frank H. Levinson and Wynnette Levinson dated July 15, 1999, 300,000 shares held by Mr. Levinson’s adult children and 3,975,000 shares held by trusts for Mr. Levinson’s children, as to which shares Mr. Levinson disclaims beneficial ownership. Includes 440,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(3)	Includes 2,832,401 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes 440,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(4)	Includes 207,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(5)	Includes 300,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(6)	Includes 80,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(7)	Includes 80,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(8)	Includes 18,000 shares which are subject to a right of repurchase in favor of Finisar which lapses over time and 8,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(9)	Includes 8,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(10)	Includes 18,000 shares subject to a right of repurchase in favor of Finisar and 1,563,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

EQUITY COMPENSATION PLAN INFORMATION

      We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 1999 Stock Option Plan and the 1999 Employee Stock Purchase Plan, which have been approved by our stockholders, and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), which has not been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2004:

Number of Shares
		Weighted-	Remaining Available
	Number of Shares to	Average Exercise	for Future Issuance
	be Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Shares
	Options, Warrants	Warrants and	Reflected in
	and Rights	Rights	Column (a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by stockholders	41,057,605	$2.55	5,694,869 (2)
Equity compensation plan not approved by stockholders	3,354,876	$3.90	2,199,770

(1)	The information presented in this table excludes options assumed by Finisar in connection with acquisitions of other companies. As of April 30, 2004, 124,660 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.11 per share.

(2)	Includes 750,086 shares that are reserved for issuance under the 1999 Employee Stock Purchase Plan.

Option Exchange Program

      On November 8, 2002, we announced that our board of directors had approved a voluntary stock option exchange program for eligible option holders. Under the program, eligible holders of Finisar’s options who elected to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date that is at least six months and one day after the date of cancellation. Members of our board of directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002. As of that date, holders of options to purchase an aggregate of 11,816,890 shares of common stock tendered their options for cancellation.

      On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted at an exercise price of $1.80 per share, the closing price for our common stock on that date. Each new option preserves the vesting schedule and the vesting commencement date of the option it replaced.

Material Features of the 2001 Nonstatutory Stock Option Plan

      As of April 30, 2004, 5,554,646 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provides for the granting of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person is eligible to be granted an option under the 2001 Plan whose eligibility would require approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a 10-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar.

Voting Agreements

      In connection with the execution of the agreement with Infineon to acquire Infineon’s fiber optics business unit, Jerry S. Rawls, our President and Chief Executive Officer, and Frank H. Levinson, our Chairman and Chief Technical Officer, have entered into voting agreements with Infineon pursuant to which, among other things, each of them agreed, solely in his capacity as a stockholder, to vote all of his shares of Finisar common stock (i) in favor of the acquisition of the Infineon fiber optics business unit and the purchase agreement, and any matter which would, or could reasonably by expected to, facilitate the acquisition (including the issuance of the shares of Finisar common stock to Infineon) and (ii) against any action, proposal, agreement or transaction in opposition to or in competition with consummation of the acquisition and the purchase agreement or which would, or could reasonably be expected to, prohibit, delay, interfere with or discourage the acquisition. In addition, each of these stockholders agreed to be present in person or by proxy at all of our stockholder meetings so that all of their voting securities will be counted for the purpose of determining the presence of a quorum. As of June 30, 2004, Messrs. Rawls and Levinson owned an aggregate of 34.7 million shares of Finisar common stock, representing approximately 15.5% of the outstanding shares.

      Pursuant to these voting agreements, subject to certain exceptions, Messrs. Rawls and Levinson also agreed not to transfer the Finisar common stock and options owned or acquired, either directly or indirectly, by them or their voting rights with respect to such shares until the earlier of the termination of the purchase agreement or the completion of the acquisition of the Infineon fiber optics business unit, unless such transfer is made in compliance with the voting agreements.

      In addition, pursuant to these voting agreements, Messrs. Rawls and Levinson each agreed, following the closing of the acquisition, to be present and vote their shares in favor of the election of the nominee of Infineon (designated pursuant to the stockholder agreement discussed below) as a member of our board of directors at each meeting of our stockholders at which directors are to be elected.

      Except for the provisions relating to the election to our board of directors of a nominee designated by Infineon, these voting agreements will terminate upon the earlier to occur of the termination of the purchase agreement or the completion of the acquisition. The voting agreements will terminate in their entirety at such time as Infineon holds less than 5% of our outstanding voting stock.

Item 13.	Certain Relationships and Related Transactions

      In March 1999, we granted Stephen K. Workman, our Senior Vice President, Finance, Chief Financial Officer and Secretary, an option to purchase an aggregate of 200,000 shares of common stock, with an exercise price of $1.31 per share. Mr. Workman exercised this option in full in April 1999. The exercise price was paid by Mr. Workman by delivery to us of a promissory note in the principal amount of $252,000 bearing interest at the rate of 6% per annum, which was collateralized by shares of our common stock owned by Mr. Workman. This promissory note was paid in full in May 2004.

      Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, is a member of the board of directors of Fabrinet, Inc. In June 2000, we entered into a volume supply agreement with Fabrinet under which Fabrinet serves as a contact manufacturer for us. In addition, Fabrinet purchases certain products from us. During the fiscal year ended April 30, 2004, we made payments of approximately $42.4 million to Fabrinet and Fabrinet made payments of approximately $2.1 million to us.

Item 14.	Principal Accountant Fees and Services

      The following table sets forth the aggregate fees billed to Finisar for the fiscal years ended April 30, 2004 and April 30, 2003 by Finisar’s principal accounting firm, Ernst & Young LLP:

	Year Ended	Year Ended
	April 30, 2004	April 30, 2003

Audit fees(1)	$934,545	$1,250,000
Audit-related fees(2)	146,744	292,000
Tax fees(3)	193,446	83,000
All other fees(4)	32,210

Total Fees	$1,306,946	$1,625,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of Finisar’s consolidated annual financial statements and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Finisar’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to field verification of royalties from licensees, employee benefit plan audits and, in fiscal 2004, consultations in connection with acquisitions, including the pending acquisition of the Infineon Fiber Optics Business, and consultations concerning financial reporting.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services described above. In fiscal 2004, this category included fees related to the closing of a subsidiary and expatriate advisory services. There were no such fees in fiscal 2003.

      The Audit Committee has determined that all services performed by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval.

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

Page

SCHEDULE II — Valuation and Qualifying Accounts	106

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits listed in the Index to Exhibits are filed as part of this report (see page 107).

      (b) Reports on Form 8-K

      We filed a Report on Form 8-K dated April 29, 2004 to announce the execution of an agreement between Finisar Corporation and Infineon Technologies AG for the acquisition of Infineon’s fiber optics business unit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this twenty-seventh day of August, 2004.

FINISAR CORPORATION

By	*

Jerry S. Rawls
President And Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

* Jerry S. Rawls		President and Chief Executive Officer (Principal Executive Officer) and Director	August 27, 2004

* Frank H. Levinson		Chairman of the Board and Chief Technical Officer	August 27, 2004

/s/ STEPHEN K. WORKMAN Stephen K. Workman		Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	August 27, 2004

* Michael C. Child		Director	August 27, 2004

* Roger C. Ferguson		Director	August 27, 2004

* Harold E. Hughes, Jr.		Director	August 27, 2004

* Larry D. Mitchell		Director	August 27, 2004

*By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Attorney-in-Fact

FINISAR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions —	End of
	of Period	Expenses	Accounts	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2004	1,487	547	—	399	1,669
Year ended April 30, 2003	1,885	(278)	—	120	1,487
Year ended April 30, 2002	1,229	1,019	—	363	1,885

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.4		Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001(1)
2	.5*	Asset Purchase Agreement by and among Honeywell International Inc., Honeywell Intellectual Properties Inc. and Finisar Corporation dated as of January 24, 2004
2	.6*	Master Sale and Purchase Agreement by and between Infineon Technologies AG and Finisar Corporation, dated April 29, 2004
3.4		Amended Bylaws of Registrant(2)
3.5		Restated Certificate of Incorporation of Registrant(3)
3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.7		Restated Certificate of Incorporation of Registrant(4)
3.8		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
3.9		Certificate of Designation(6)
4.1		Specimen certificate representing the common stock(3)
4.2		Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(7)
4.3		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(8)
4.4		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(9)
10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(3)
10.2		1989 Stock Option Plan(3)
10.3		1999 Stock Option Plan(10)
10.4		1999 Employee Stock Purchase Plan(10)
10.13		Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company (3)
10.16		Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2001(8)
10.17		Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 5 1/4% Convertible Subordinated Notes due 2008, dated October 15, 2001(8)
10.18		Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003(9)
10.19		Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003(9)
10	.20*	Registration Rights Agreement between Infineon Technologies AG and Finisar Corporation dated April 29, 2004
21	.1*	List of Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Document

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed May 16, 2001.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed December 1, 2001 (File No. 333-52546).

(3)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/ A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(8)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

*	Previously Filed.