Form 10-Q
period 2004-08-01
FINISAR CORP
filed 2004-09-15
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
408-548-1000

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

     At August 31, 2004, there were 223,372,879 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2004	April 30, 2004
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,333	$69,872
Short-term investments	72,436	73,526
Restricted investments	6,358	6,329
Accounts receivable, trade (net)	34,498	28,481
Accounts receivable, other	10,298	11,314
Inventories	37,678	34,717
Prepaid expenses	4,946	4,736
Deferred income taxes	347	2,045

Total current assets	209,894	231,020
Property, plant, equipment and improvements, net	106,689	107,736
Restricted investments, long-term	8,967	8,921
Purchased intangibles, net	42,253	47,961
Goodwill	60,883	60,620
Minority investments	23,866	24,227
Other assets	15,079	14,220

Total assets	$467,631	$494,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,252	$29,460
Accrued compensation	5,242	4,376
Other accrued liabilities	11,847	14,464
Non-cancelable purchase obligations	7,396	7,038
Income tax payable	577	790
Current portion of other long-term liabilities	2,000	2,000

Total current liabilities	52,314	58,128
Long-term liabilities:
Convertible notes, net of unamortized portion of beneficial conversion feature of $19,697 and $20,757 at July 31, 2004 and April 30, 2004, respectively	230,553	229,493
Other long-term liabilities	2,171	2,194
Deferred income taxes	347	2,045

Total long-term liabilities	233,071	233,732
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value, 223,372,679 shares issued and outstanding at July, 31, 2004 and 222,531,335 shares issued and outstanding at April 30, 2003	223	222
Additional paid-in capital	1,261,178	1,259,759
Notes receivable from stockholders	(285)	(481)
Deferred stock compensation	(65)	(162)
Accumulated other comprehensive income	517	710
Accumulated deficit	(1,079,322)	(1,057,203)

Total stockholders’ equity	182,246	202,845

Total liabilities and stockholders’ equity	$467,631	$494,705

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 31,
	2004	2003
	(Unaudited, in thousands,
	except per share data)
Revenues	$61,877	$39,431
Cost of revenues	45,704	36,462
Amortization of acquired developed technology	5,566	4,656

Gross profit (loss)	10,607	(1,687)
Operating expenses:
Research and development	16,075	20,915
Sales and marketing	7,151	4,300
General and administrative	4,682	3,953
Amortization of deferred stock compensation	97	(304)
Amortization of purchased intangibles	143	143
Restructuring costs	—	2,185
Other acquisition costs	—	45

Total operating expenses	28,148	31,237

Loss from operations	(17,541)	(32,924)
Interest income	592	869
Interest expense	(3,363)	(6,377)
Other expense, net	(1,788)	(2,580)

Loss before income taxes	(22,100)	(41,012)
Provision for income taxes	19	213

Net loss	$(22,119)	$(41,225)

Loss per share — basic and diluted	$(0.10)	$(0.20)

Shares used in loss per share calculation — basic and diluted	222,929	206,744

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,
	2004	2003
	(Unaudited, in thousands)
Operating Activities:
Net loss	$(22,119)	$(41,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,874	11,804
Amortization of deferred stock compensation	97	(304)
Amortization of purchased intangibles	142	143
Amortization of acquired developed technology	5,566	4,656
Amortization of beneficial conversion feature	1,060	2,373
Loss on conversion of convertible notes	—	2,412
Loss on sale of equipment	997	—
Pro-rate share of losses in a minority investment (equity method)	361	204
Amortization of premium (discount) on restricted securities	(75)	4
Other than temporary decline in market value of marketable security	—	528
Impairment of minority investment	—	1,631
Other non-cash charges	—	607

Total non-cash adjustment in operating activities	15,022	24,058

Changes in operating assets and liabilities:
Accounts receivable	(5,598)	(2,270)
Inventories	(2,961)	6,773
Other assets	(78)	452
Accounts payable	(4,208)	(1,171)
Accrued compensation	866	(516)
Other accrued liabilities	3,765	2,526

Total change in operating assets and liabilities	(8,214)	5,794

Net cash used in operating activities	(15,311)	(11,373)
Investing activities:
Purchases of property, plant, equipment and improvements	(7,045)	(1,405)
Sale of property, plant, equipment and improvements	243	—
Sale/(purchase) of short-term investments	900	(989)
Purchase of minority investments, net of loan repayments	—	842
Acquisition of product line assets	(5,668)	—

Net cash used in investing activities	(11,570)	(1,552)
Financing activities:
Payment received on stockholder note receivable	196	109
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	146	865

Net cash provided by financing activities	342	974

Net decrease in cash and cash equivalents	(26,539)	(11,951)
Cash and cash equivalents at beginning of period	69,872	40,918

Cash and cash equivalents at end of period	$43,333	$28,967

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$72
Cash paid for taxes	$19	$207
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of convertible notes	$—	$7,412
Issuance of common stock on achievement of milestones	$256	$147

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

     Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware. Finisar Corporation designs, manufactures, and markets fiber optic subsystems (primarily transceivers) and components and network test and monitoring systems for high-speed data communications.

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2004, and for the three month periods ended July 31, 2004 and 2003, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at July 31, 2004 and its operating results and cash flows for the three month periods ended July 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2004.

     The balance sheet at April 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2005 will end on August 1, 2004, October 31, 2004 and January 30, 2005, respectively. The first three quarters of fiscal 2004 ended on July 27, 2003, October 26, 2003 and January 25, 2004, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Revenue Recognition

     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, which is generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. . For those arrangements with multiple elements, or in related arrangements with the same customer, the Company allocates revenue to the separate elements based upon each element’s fair value.

     At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenue. The Company also provides customers with a seven day return policy. Accordingly, the Company establishes an allowance for estimated customer returns, based upon historical experience, which is netted against revenue.

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

  Concentrations of Credit Risk

     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At July 31, 2004, one optical subsystems and components customer represented 22.0% of total accounts receivable. At April 30, 2004, one optical subsystems and components customer represented 12.2% of total accounts receivable.

  Current Vulnerabilities Due to Certain Concentrations

     Finisar sells products primarily to customers located in North America. During the quarter ended July 31, 2004, sales to one optical subsystems and components customer represented 27.9% of total revenues. During the quarter ended July 31, 2003, sales to one optical subsystems and components customer represented 10.4% of total revenues. No other customer represented more than 10% of sales in either period.

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

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $157,000 and $46,000 in the quarter ended July 31, 2004 and 2003, respectively.

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

Investments

Short-Term

     Short-term investments consist of interest bearing securities with maturities of greater than 90 days from the date of purchase and an equity security. Pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost, that is deemed other than temporary, is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

Fair Value of Financial Instruments

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of July 31, 2004 and April 30, 2004, the fair value of the Company’s convertible subordinated debt was approximately $226.5 million and $230.2 million, respectively.

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

Goodwill and Other Intangible Assets

     Goodwill and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of intangibles has been provided on a straight-line basis over periods ranging from one to nine years. The amortization of goodwill ceased with the adoption of SFAS No. 142 beginning in the first quarter of fiscal 2003.

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

Stock-Based Compensation

     Finisar accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees and complies with the disclosure provisions of SFAS No. 123 Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-based Compensation — Transition and Disclosure. The Company accounts for stock issued to non-employees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (collectively “options”). For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net loss:
As reported	$(22,119)	$(41,225)
Add stock based employee compensation reported in net loss	97	(304)
Deduct total stock based employee compensation expense determined under fair value based method for all awards	(5,626)	(16,663)

Pro forma	$(27,648)	$(58,192)
Basic and diluted net loss per share:
As reported	$(0.10)	$(0.20)
Pro forma	$(0.12)	$(0.28)

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

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first quarter of fiscal 2005 and 2004. For stock option grants the Company used: risk-free interest rates of 3.7% and 0.97%, respectively; a dividend yield of 0%; a volatility factor of 1.19 and 1.33, respectively; and a weighted-average expected life of the option of 3.9 years and 1.54 years, respectively. For the employee stock purchase plan the Company used: risk-free interest rates of 2.85% and 0.97%, respectively; a dividend yield of 0%; a volatility factor of 0.99 and 1.33, respectively; and a weighted-average expected life of the option of 0.46 years and 0.49 years, respectively.

Net Loss Per Share

     Basic and diluted net loss per share is presented in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Numerator:
Net loss	$(22,119)	$(41,225)
Denominator for basic net loss per share:
Weighted-average shares outstanding — total	223,155	208,392
Weighted-average shares outstanding — subject to repurchase	(223)	(1,326)
Weighted-average shares outstanding — performance stock	(3)	(322)

Weighted-average shares outstanding — basic and diluted	222,929	206,744

Basic and diluted net loss per share	$(0.10)	$(0.20)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	4,447	4,512
Stock subject to repurchase	223	1,326
Convertible debt	58,647	22,614
Warrants assumed in acquisition	964	1,040
Performance stock	3	—

Potentially dilutive securities	64,284	29,492

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three months ended July 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
Net loss	$(22,119)	$(41,225)
Foreign currency translation adjustment	(3)	219
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(190)	347

Comprehensive loss	$(22,312)	$(40,659)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	July 31, 2004	April 30, 2004
Net unrealized losses on available-for-sale securities	$(221)	$(31)
Cumulative translation adjustment	738	741

Accumulated other comprehensive income	$517	$710

2. Loans Related to Acquisition of Assets from New Focus

     In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Additionally, in August 2003, a $1.4 million payment was made to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments to be paid during the three years following the date of acquisition totaled $4.0 million at July 31, 2004. Because such payments are not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.

3. Inventories

     Inventories consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Raw materials	$22,186	$20,072
Work-in-process	8,384	8,512
Finished goods	7,108	6,133

	$37,678	$34,717

     In the quarter ended July 31, 2004, the Company recorded charges of $2.5 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $2.1 million. As a result, cost of revenue associated with the sale of this inventory was zero.

     In the quarter ended July 31, 2003, the Company recorded charges of $11.5 million for excess and obsolete inventory and sold inventory components that were previously written-off in prior periods with an approximate original cost of $4.0 million. As a result, cost of revenue associated with the sale of this inventory was zero.

4. Property, Plant, Equipment and Improvements

     Property, plant, equipment and improvements consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Land	$18,788	$18,788
Buildings	21,271	21,271
Computer equipment	28,491	27,712
Office equipment, furniture and fixtures	3,653	3,542
Machinery and equipment	96,097	94,002
Leasehold improvements	7,605	6,858

	175,905	172,173
Accumulated depreciation and amortization	(69,216)	(64,437)

Property, plant, equipment and improvements, net	$106,689	$107,736

5. Income Taxes

     The Company recorded a provision for income taxes of $19,000 for the quarter ended July 31, 2004 compared to $213,000 for the quarter ended July 31, 2003. The provision of income taxes primarily consisted of state minimum taxes.

     Realization of deferred tax assets are dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of July 31, 2004 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at July 31, 2004 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

6. Deferred Stock Compensation

     In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation related to the assumption of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholders’ equity, with graded amortization recorded over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and assumptions of stock options associated with companies acquired during fiscal 2001 and 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited (in thousands):

	Deferred Stock
	Compensation	Amortization
	Generated	Expense
Fiscal year ended April 30, 1999	$2,403	$427
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1,719)
Fiscal year ended April 30, 2004	(988)	(105)
Fiscal year ending April 30, 2005	—	162

Total	$29,801	$29,801

7. Purchased Intangible Assets Including Goodwill

     During fiscal 2004, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $147,000 as a result of achievement of certain milestones specified in the acquisition agreement under which the Company acquired Transwave Fiber, Inc. (“Transwave”), and $40.6 million in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     During the first quarter of fiscal 2005, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $256,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. During the first quarter of fiscal 2005, the Company recorded an additional $7,000 in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total
Balance at April 30, 2004	$44,620	$16,000	$60,620
Addition related to acquisition of a Subsidiary	7	—	7
Addition related to achievement of Milestones	256	—	256

Balance at July 31, 2004	$44,883	$16,000	$60,883

     The following table reflects intangible assets subject to amortization as of July 31, 2004 and April 30, 2004 (in thousands):

	July 31, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$104,387	$(63,046)	$41,341
Trade name	2,867	(1,955)	912

Tot als	$107,254	$(65,001)	$42,253

	April 30, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$104,387	$(57,481)	$46,906
Trade name	2,867	(1,812)	1,055

Totals	$107,254	$(59,293)	$47,961

     Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2005	$22,806
2006	16,359
2007	3,788
2008	1,875
2009 and beyond	3,133

8. Available-For-Sale Investments

     The following is a summary of the Company’s available-for-sale investments as of July 31, 2004 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of July 31, 2004
Debt:
Corporate	$41,786	$41	$(110)	$41,717
Government agency	35,921	24	(175)	35,770
Municipal	1,798	4	(5)	1,797

Total	$79,505	$69	$(290)	$79,284

Reported as:
Cash equivalents	$6,848	$—	$—	$6,848
Short-term investments	72,657	69	(290)	72,436

	$79,505	$69	$(290)	$79,284

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Debt:
Corporate	$84,822	$123	$(71)	$84,874
Government agency	35,199	36	(120)	35,115
Municipal	1,854	5	(4)	1,855

Total	$121,875	$164	$(195)	$121,844

Reported as:
Cash equivalents	$48,318	$—	$—	$48,318
Short-term investments	73,557	164	(195)	73,526

	$121,875	$164	$(195)	$121,844

     The gross realized gains for the quarters ended July 31, 2004 and 2003 totaled $21,000 and $363,000, respectively. The gross realized loss for the quarters ended July 31, 2004 and 2003 was immaterial. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities

     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 5 1/4% and 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of July 31, 2004 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of July 31, 2004
Government agency	$15,325	$12	$(111)	$15,226
Classified as:
Short term – less than 1 year	$6,358	$12	$(6)	$6,364
Long term – 1 to 3 years	8,967	—	(105)	8,862

Total	$15,325	$12	$(111)	$15,226

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Government agency	$15,250	$22	$(85)	$15,187
Classified as:
Short term – less than 1 year	$6,329	$22	$(4)	$6,347
Long term – 1 to 3 years	8,921	—	(81)	8,840

Total	$15,250	$22	$(85)	$15,187

Cost Method Investments

     Included in minority investments at both July 31, 2004 and April 30, 2004 is $16.5 million representing the carrying value of the Company’s minority investment in three privately held companies accounted for under the cost method.

Equity Method Investments

     Included in minority investments at July 31, 2004 and April 30, 2004 are $7.4 million and $7.7 million respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the quarters ended July 31, 2004 and 2003, the Company recorded expenses of $361,000 and $204,000, respectively, representing its share of the loss of the investee, which was recorded under other income (expense), net.

9. Segments and Geographic Information

     The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), and transceivers, multiplexers, demultiplexers and optical add/drop modules for use in metropolitan access network (MAN) applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment based on Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet and the iSCSI protocols. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Revenues:
Optical subsystems and components	$53,750	$34,188
Network test and monitoring systems	8,127	5,243

Total revenues	$61,877	$39,431

Depreciation and amortization expense:
Optical subsystems and components	$6,693	$11,561
Network test and monitoring systems	181	106
Operating income:
Optical subsystems and components	(10,675)	(25,189)
Network test and monitoring systems	(1,060)	(1,010)

Operating loss	(11,735)	(26,199)
Unallocated amounts:
Amortization of acquired developed technology	(5,566)	(4,656)
Amortization of deferred stock compensation	(97)	304
Amortization of other intangibles	(143)	(143)
Restructuring costs	—	(2,185)
Other acquisition costs	—	(45)
Interest income (expense), net	(2,771)	(5,508)
Other non-operating income (expense), net	(1,788)	(2,580)

Loss before income tax	$(22,100)	$(41,012)

     The following is a summary of total assets by segment (in thousands):

	July 31,	April 30,
	2004	2004
Optical subsystems and components	$297,988	$302,128
Network test and monitoring systems	50,771	50,261
Other	118,872	142,316

	$467,631	$494,705

     Cash and short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Revenues from sales to unaffiliated customers:
United States	$39,635	$29,389
Rest of the world	22,242	10,042

	$61,877	$39,431

     Revenues generated in the U.S. are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 31,	April 30,
	2004	2004
Long-lived assets
United States	$222,117	$230,225
Malaysia	24,000	21,668
Rest of the world	2,653	2,871

	$248,770	$254,764

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	July 31,
	2004	2003
Optical subsystems and components	$6,871	$1,393
Network test and monitoring systems	$174	$12

10. Warranty

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

     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months
Ended
July 31, 2004
Beginning balance	$984
Additions during the period based on product sold	277
Settlements	(46)
Changes in liability for pre-existing warranties including expirations	(143)

Ending balance	$1,072

11. Restructuring and Assets Impairments

     As of July 31, 2004, $732,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006.

     As of July 31, 2004, $732,000 related to restructuring activities in fiscal 2003 and 2004 remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities	Severance	Total
Fiscal year 2003 actions:
Total charges	$7,548	$1,830	$9,378
Cash payments	(1,893)	(1,830)	(3,723)
Non-cash charges	(3,724)	—	(3,724)
Reversal of charge	(1,199)	—	(1,199)

Balance from fiscal year 2003 actions at July 31, 2004	732	—	732
Fiscal year 2004 actions:
Total charges	1,395	977	2,372
Cash payments	(604)	(977)	(1,581)
Reversal of charge	(791)	—	(791)

Balance from fiscal year 2004 actions at July 31, 2004	—	—	—
Total accrual balance at July 31, 2004	$732	$—	$732

12. Pending Litigation

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

13. Pending Acquisition of Infineon Fiber Optics Business

     On April 29, 2004, the Company entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar common stock. The transaction involves the acquisition of facilities, product lines, equipment and intellectual property, including approximately 450 patent families, as well as approximately 1,200 employees. The shares of the Company’s common stock to be issued to Infineon in connection with the acquisition were valued at approximately $244.5 million on the date of the agreement and would represent approximately 38% of the outstanding shares of the Company’s common stock on a post-transaction basis. The transaction is expected to be completed in the fourth calendar quarter of 2004, subject to approval by the Company’s stockholders and other closing conditions.

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

14. Guarantees and Indemnifications

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 31, 2004. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

15. Subsequent Events

     On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. As consideration for the assets, the Company issued Data Transit a convertible promissory note in the original principal amount of $16,270,000. The original principal amount is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of the Company’s common stock on a biweekly basis. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of the Company’s common stock over the prior 14 days. Pursuant to the terms of the acquisition, the Company agreed to file a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of the convertible promissory note. Automatic conversions of the principal balance of the convertible note will commence upon the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. In reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, the issuance of the convertible promissory note and the shares of the Company’s common stock issuable upon conversion of the convertible promissory note were not registered under the Securities Act of 1933.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth below under “Factors That Could Affect Our Future Performance.” The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this report.

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

     In October 2002, we sold our subsidiary, Sensors Unlimited, Inc. to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003, we acquired Genoa Corporation and announced the closure of Demeter Technologies and the consolidation of all active device development and wafer fabrication operations into the Genoa facility. The consolidation was completed in fiscal 2004. During the second quarter of fiscal 2004, we completed the closure of our German facility. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with our operations in Sunnyvale, California, during the second quarter of fiscal 2004.

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

     To date, our revenues have been principally derived from sales of our optical subsystems and network performance test systems to networking and storage systems manufacturers. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SANs, LANs, and MAN applications. A large proportion of our sales are concentrated with a relatively small number of customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

     We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, which is generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we allocate revenue to the separate elements based upon each element’s fair value.

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

     A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002, goodwill and purchased intangibles were amortized over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but subject to annual impairment testing.

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

Acquisition of Assets of Data Transit Corporation

     On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. As consideration for the assets, we issued Data Transit a convertible promissory note in the original principal amount of $16,270,000. The original principal amount is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the prior 14 days. Pursuant to the terms of the acquisition, we agreed to file a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock issuable upon conversion of the convertible promissory note. Automatic conversions of the principal balance of the convertible note will commence upon the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date.

Pending Acquisition of Infineon Fiber Optics Business

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar Common Stock. The transaction involves the acquisition of facilities, product lines, equipment and intellectual property, including approximately 450 patent families, as well as approximately 1,200 employees. The shares of Finisar Common Stock to be issued to Infineon in connection with the acquisition were valued at approximately $244.5 million on the date of the agreement and would represent approximately 38% of the outstanding shares of Finisar Common Stock on a post-transaction basis. The transaction is expected to be completed in the fourth calendar quarter of 2004, subject to approval by our stockholders and other closing conditions.

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

     The Infineon fiber optics business unit had net sales of approximately $66.1 million for the six months ended March 31, 2004 and approximately $116.9 million for the year ended September 30, 2003, and net losses of approximately $34.0 million and $75.5 million in the same periods. If the acquisition is consummated, our future results of operations will be substantially influenced by the results of operations of the new business unit. The operating results of the combined company will be affected by our success in achieving our strategic objectives and realizing potential operating benefits, including cost savings. We will face a number of significant challenges in integrating the technologies, operations and personnel of the two companies and realizing potential cost and revenue synergies in a timely and efficient manner and our failure to do so effectively could have a material adverse effect on the business and operating results of the combined company. For additional information regarding the pending acquisition, see “ Factors That Could Affect our Future Performance.”

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended April 30, 2004.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 31,
	2004	2003
Revenues:
Optical subsystems and components	86.9%	86.7%
Network test and monitoring subsystems	13.1	13.3

Total revenues	100.0	100.0
Cost of revenues	73.9	92.5
Amortization of acquired developed technology	9.0	11.8

Gross profit (loss)	17.1	(4.3)
Operating expenses:
Research and development	26.0	53.0
Sales and marketing	11.6	10.9
General and administrative	7.6	10.0
Amortization of deferred stock compensation	0.2	(0.7)
Amortization of purchased intangibles	0.2	0.4
Restructuring costs	—	5.5
Other acquisition costs	—	0.1

Total operating expenses	45.6	79.2

Loss from operations	(28.5)	(83.5)
Interest income	1.0	2.2
Interest expense	(5.4)	(16.2)
Other expense, net	(2.9)	(6.5)

Loss before income taxes	(35.8)	(104.0)
Provision for income taxes	—	0.5

Net loss	(35.8)%	(104.5)%

     Revenues. Revenues increased $22.5 million, or 56.9%, to $61.9 million in the quarter ended July 31, 2004 compared to $39.4 million in the quarter ended July 31, 2003. This increase reflected a $19.6 million, or 57.4%, increase in sales of optical subsystems and components, to $53.8 million in the quarter ended July 31, 2004 compared to $34.2 million in the quarter ended July 31, 2003, as well as a $2.9 million, or 55.0%, increase in sales of network test and monitoring systems, to $8.1 million in the quarter ended July 31, 2004 compared to $5.2 million in the quarter ended July 31, 2003. Sales of optical subsystems and components and network test and monitoring systems represented 86.9% and 13.1%, respectively, of total revenues in the quarter ended July 31, 2004, compared to 86.7% and 13.3%, respectively, in the quarter ended July 31, 2003. The increase in revenues from the sale of optical subsystems and components was primarily the result of an increase in volume of units sold to new and existing customers, as well as contributions of $9.4 million from sales by our Advanced Optical Components division, the former Honeywell VCSEL Optical Products business unit, that we acquired on March 2, 2004 from Honeywell International Inc., partially offset by a decrease in average selling prices. The increase in revenues from the sale of network test and monitoring systems was due to increased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps.

     Gross Profit. Gross profit increased $12.3 million, or 723.5%, to $10.6 million in the quarter ended July 31, 2004 compared to a gross loss of $1.7 million in the quarter ended July 31, 2003. Gross profit as a percentage of total revenue was 17.1% in the quarter ended July 31, 2004 compared to a gross loss of 4.3% in the quarter ended July 31, 2003. The increase in gross profit was primarily the result of a decline in our charge for excess and obsolete inventory, which was $2.5 million in the quarter ended July 31, 2004 compared to $11.5 million in the quarter ended July 31, 2003, which was offset by a reduction in sales of previously written off inventory, with associated costs of zero, which amounted to $2.1 million and $4.0 million for the for the quarters ended July 31, 2004 and 2003, respectively. Reductions in material costs and an increase in unit sales, which spread our fixed overhead costs over a higher production volume, also contributed to the increase in gross profit.

     Amortization of acquired developed technology is associated with several acquisitions completed during fiscal years 2001 through 2004. Amortization of acquired developed technology increased $910,000, or 19.5%, to $5.6 million in the quarter ended July 31, 2004 compared to $4.7 million in the quarter ended July 31, 2003 due primarily to our acquisition of the Honeywell VCSEL Optical Products business unit in March 2004.

     Research and Development Expenses. Research and development expenses decreased $4.8 million, or 23.0%, to $16.1 million in the quarter ended July 31, 2004 compared to $20.9 million in the quarter ended July 31, 2003. In the quarter ended July 31, 2003, $6.0 million of accelerated depreciation was recorded on equipment that was abandoned as a result of the closure of facilities occupied by our Demeter Technologies subsidiary. There was no similar charge in the quarter ended July 31, 2004. In the quarter ended July 31, 2004, $1.2 million in research and development expenses were attributable to our Advanced Optical Components Division that was acquired in March 2004. Research and development expenses decreased as a percentage of revenue to 26.0% in the quarter ended July 31, 2004 compared to 53.0% in the quarter ended July 31, 2003.

     Sales and Marketing Expenses. Sales and marketing expenses increased $2.9 million, or 66.3%, to $7.2 million in the quarter ended July 31, 2004 compared to $4.3 million in the quarter ended July 31, 2003. The increase was primarily due to an increase in salaries and commissions related with our increased revenues. Sales and marketing expense as a percentage of revenues increased to 11.6% in the quarter ended July 31, 2004 compared to 10.9% in the quarter ended July 31, 2003.

     General and Administrative Expenses. General and administrative expenses increased $729,000, or 18.4%, to $4.7 million in the quarter ended July 31, 2004 compared to $4.0 million in the quarter ended July 31, 2003. This increase was primarily related to an increase in legal expenses associated with efforts to license our intellectual property. General and administrative expenses decreased as a percent of revenues to 7.6% in the quarter ended July 31, 2004 compared to 10.0% in the quarter ended July 31, 2003.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $401,000, or 131.9%, to $97,000 in the quarter ended July 31, 2004 compared to a benefit of $304,000 in the quarter ended July 31, 2003. This increase was related to the termination of employees in the quarter ended July 31, 2003, with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

     Restructuring Costs. During the quarter ended July 31, 2003, we completed the process of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California, and began the process of closing our facility in Munich Germany, in order to reduce future operating costs. As a result of these restructuring activities, a charge of $2.2 million was incurred in the quarter ended July 31, 2003. This restructuring charge included $800,000 of severance, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures. There was no similar change in the quarter ended July 31, 2004.

     Interest Income. Interest income decreased $277,000, or 31.9%, to $592,000 in the quarter ended July 31, 2004 compared to $869,000 in the quarter ended July 31, 2003. The decrease in interest income reflects lower cash, cash equivalents and short-term investments as well as lower interest rates.

     Interest Expense. Interest expense decreased $3.0 million, or 47.3%, to $3.4 million in the quarter ended July 31, 2004 compared to $6.4 million in the quarter ended July 31, 2003. Included in interest expense in the quarter ended July 31, 2003 was a non-cash charge of $2.4 million associated with the exchange of $5.0 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during the quarter.

     Other Income (Expense), net. Other expense, net of other income, decreased $792,000, or 30.7%, to $1.8 million in the quarter ended July 31, 2004 compared to $2.6 million in the quarter ended July 31, 2003. In the first quarter of fiscal 2005, we recorded a loss on sale of equipment of $1.0 million. Additionally, using the equity method, we incurred a charge of $361,000 for our pro rata share of the loss of another company in which we hold a minority equity investment. In the first quarter of fiscal 2004, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to recent funding efforts which suggested that the value of our investment has been impaired. Additionally, using the equity method, we incurred a charge of $204,000 for our pro rata share of the loss of another company in which we hold a minority equity investment. In the first quarter of fiscal 2004, we also recorded a write down of $528,000 due to an other-than-temporary decline in our investment in an available-for-sale marketable equity security.

     Provision for Income Taxes. We recorded a provision for income taxes of $19,000 for the quarter ended July 31, 2004 compared to $213,000 for the quarter ended July 31, 2003. The provision of income taxes primarily consisted of state minimum taxes.

     Realization of deferred tax assets are dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of July 31, 2004 have been fully offset by a valuation allowance. We do not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at July 31, 2004 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

     At July 31, 2004, our cash, cash equivalents and short-term investments were $115.8 million compared to $143.4 million at April 30, 2004. Restricted securities, used to secure future interest payments on our convertible debt were $15.3 million at July 31, 2004 compared to $15.2 million at April 30, 2004. At July 31, 2004, total short and long-term debt was $234.7 million, compared to $233.7 million at April 30, 2004.

     Net cash used by operating activities totaled $15.3 million in the quarter ended July 31, 2004, compared to $11.4 million in the quarter ended July 31, 2003. The use of cash in operating activities in the quarter ended July 31, 2004 was primarily a result of operating losses of $22.1 million, partially offset by $15.0 of non-cash charges, and working capital uses of cash of $8.2 million.

     Net cash used in investing activities totaled $11.6 million in the quarter ended July 31, 2004, compared to $1.6 million in the quarter ended July 31, 2003. The use of cash for investing activities in the quarter ended July 31, 2004 consisted primarily of payments related to our purchase of the assets of Honeywell’s VCSEL Optical Products business unit and purchases of plant, property and equipment. The use of cash for investing activities in the quarter ended July 31, 2003 primarily consisted of purchases of plant, property and equipment.

     Net cash provided by financing activities totaled $342,000 in the quarter ended July 31, 2004 and consisted primarily of proceeds from the exercise of employee stock options, net of repurchase of unvested shares. Net cash provided by financing activities totaled $1.0 million in the quarter ended July 31, 2003, and consisted primarily of proceeds from the exercise of employee stock options, net of repurchase of unvested shares.

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

Contractual Obligations and Commercial Commitments

     Future minimum payments under long-term debt and operating leases are as follows as of July 31, 2004 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$254,421	$2,000	$2,171	$—	$250,250
Operating leases	9,721	3,558	5,906	257	—

Total contractual cash obligations	$264,142	$5,558	$8,077	$257	$250,250

     Long-term debt consists primarily of convertible notes of $100.25 million due October 15, 2008, and $150 million due October 15, 2010 redeemable by us, in whole or in part, at any time after October 15, 2004. Long-term debt also includes a minimum commitment with respect to royalty payments of $4.0 million related to our acquisition of New Focus (see Note 2).

     Operating leases consist of base rents for facilities we occupy at various locations.

     The following table summarizes our commercial commitments as of July 31, 2004 (in thousands):

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	4-5	After
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Standby repurchase obligations	$7,396	$7,396	—	—	—

     Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Total commercial commitments of $7.4 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

Off-Balance-Sheet Arrangements

     At July 31, 2004 and April 30, 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We are subject to a number of special risks as a result of our planned acquisition of the fiber optics business unit of Infineon Technologies AG

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany, for approximately 135,000,000 shares of Finisar Common Stock. If the conditions to closing are satisfied and the acquisition is consummated, our future results of operation will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

•	We will face a number of significant challenges in integrating the technologies, operations and personnel of Finisar and the Infineon fiber optics business unit in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on our business and operating results.

•	The Infineon fiber optics business unit has sustained substantial operating losses and we expect that the combined company will continue to experience losses in the future due to significant transaction and integration costs and operating expenses. The combination of the two businesses will significantly increase the rate at which we will utilize our available cash resources. If we are not successful in generating significant revenues and achieving substantial cost savings through the integration of the two businesses, these operating losses will continue and will adversely affect our operating results and liquidity.

•	We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material adverse effect on our

•	Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with restructuring and integrating the two companies. These costs could adversely affect our future liquidity and operating results.

•	Immediately following completion of the acquisition, Infineon will own approximately 38% of the capital stock of Finisar. The issuance of these shares in connection with the acquisition will cause a significant reduction in the relative percentage interest of current Finisar stockholders, and, following such issuance, Infineon will be able to substantially influence the outcome of matters requiring approval by our stockholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.

•	As a result of the acquisition, Finisar will become a substantiality larger and geographically dispersed organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.

•	The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems and may increase the risks of achieving timely compliance.

     Before consummating the acquisition, we must obtain stockholder approval for the issuance of the shares. The Infineon fiber optics business unit, the terms of the transaction and the risks related to the acquisition will be described in greater detail in the proxy statement for the meeting of stockholders at which such approval will be sought.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

     We incurred net losses of $113.8 million, $619.8 million and $218.7 million in our fiscal years ended April 30, 2004, 2003 and 2002, respectively, and $22.1 million in the three months ended July 31, 2004. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

     A small number of customers have accounted for a significant portion of our revenues. For example, sales to our top three customers represented 39% of our revenues in fiscal 2004, and sales to Cisco Systems represented 22%. The Infineon fiber optics business also has depended upon a small number of customers for a significant portion of its revenues. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

     The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon, JDS Uniphase Corporation, Luminent, Inc., Molex, Optical Communications Products, Inc., Picolight, Inc., Premise Networks and Stratos Lightwave, Inc. For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Network Associates, Inc. and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

     Since October 2000, we have completed the acquisition of six privately-held companies and certain businesses and assets from four other companies, including our recently completed acquisition of the VCSEL Optical Products business unit from Honeywell International Inc. and certain assets of the test and monitoring business of Data Transit Corp. In addition, we have entered into a definitive agreement to acquire the fiber optics business unit of Infineon. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions, as well as our pending acquisition of the Infineon fiber optics business unit, have been material, and acquisitions that we may complete in the future may be material. In seven of our ten acquisitions, we issued stock as all or a portion of the consideration. We are obligated to release additional shares from escrow and to issue additional shares in connection with one of the acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones, and we will issue additional shares in connection with the pending acquisition of the Infineon fiber optics business unit. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

     Through the first quarter of fiscal 2005, we recorded minority equity investments in early-stage technology companies, totaling $43.5 million. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $23.9 million in such investments remaining on our balance sheet as of July 31, 2004 in future periods.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our pending acquisition of the Infineon fiber optics business unit will increase the cost of compliance and increase the risks of achieving timely compliance

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This evaluation process will require us to hire additional personnel and outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems or delays in completing the implementation of improvements and receiving a favorable review and attestation by our independent auditors. Our pending acquisition of the Infineon fiber optics business unit will increase the cost and complexity of our compliance under Section 404 and may increase the risks of achieving timely compliance.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and Infineon will acquire a large block of our common stock upon consummation of the pending acquisition, which will result in a substantial concentration of control and could have the effect of delaying or preventing a change in our control

     As of August 31, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 36.3 million shares of our common stock, or approximately 16.1% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, upon the consummation of the pending acquisition of Infineon’s fiber optics business unit, Infineon will hold approximately 38% of our outstanding common stock. Accordingly, following the acquisition, Infineon will be able to substantially influence the outcome of matters requiring stockholder approval, and Infineon, our executive officers, directors and entities affiliated with them, voting together, would be able to control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders.

     We currently have outstanding 5¼ convertible subordinated notes due 2008 in the principal amount of $100,250,000 and 2½ convertible subordinated notes due 2010 in the principal amount of $150,000,000. The 5¼ notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 2½ notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,020 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders.

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

     In addition, in September 2002, our board of directors adopted a stockholder rights plan under which our stockholders received one share purchase right for each share of our common stock held by them. Subject to certain exceptions, the rights become exercisable when a person or group (other than certain exempt persons) acquires, or announces its intention to commence a tender or exchange offer upon completion of which such person or group would acquire, 20% or more of our common stock without prior board approval. Should such an event occur, then, unless the rights are redeemed or have expired, our stockholders, other than the acquirer, will be entitled to purchase shares of our common stock at a 50% discount from its then-Current Market Price (as defined) or, in the case of certain business combinations, purchase the common stock of the acquirer at a 50% discount. Because the acquisition of the Infineon fiber optics business unit was approved by our board of directors, the rights will not become exercisable as a result of the issuance of our common stock to Infineon.

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

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $361,000 in the quarter ended July 31, 2004, and $204,000 in the quarter ended July 31, 2003 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized no impairment in the quarter ended July 31, 2004. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2004.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934 on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss the complaint was denied. We, together with most of the other issuer defendants in the consolidated cases, have agreed to settle. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K:

     We filed or furnished the following reports on Form 8-K during the quarter ended July 31, 2004:

(1)	Press Release dated June 3, 2004 regarding financial information for Finisar for the quarter and fiscal year ended April 30, 2004.

(2)	Press Release dated June 22, 2004 regarding the appointment of Harold Hughes to Finisar’s board of directors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

By:	/s/ JERRY S. RAWLS

Jerry S. Rawls
Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and
Chief Financial Officer

Dated: September 15, 2004

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