Form 10-Q
period 2004-10-31
FINISAR CORP
filed 2004-12-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2004
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

     At November 30, 2004, there were 223,671,196 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2004	April 30, 2004
	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,377	$69,872
Short-term investments	74,870	73,526
Restricted investments	3,722	6,329
Accounts receivable, trade (net)	38,087	28,481
Accounts receivable, other	12,044	11,314
Inventories	38,306	34,717
Prepaid expenses	6,072	4,736
Deferred income taxes	285	2,045

Total current assets	202,763	231,020
Property, plant, equipment and improvements, net	104,000	107,736
Restricted investments, long-term	7,165	8,921
Purchased intangibles, net	41,612	47,961
Goodwill	67,069	60,620
Minority investments	24,434	24,227
Other assets	15,618	14,220

Total assets	$462,661	$494,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,146	$29,460
Accrued compensation	4,823	4,376
Other accrued liabilities	10,820	14,464
Non-cancelable purchase obligations	6,091	7,038
Income tax payable	577	790
Current portion of other long-term liabilities	2,000	2,000

Total current liabilities	54,457	58,128
Long-term liabilities:
Convertible notes, net of unamortized portion of beneficial conversion feature of $18,628 and $20,757 at October 31, 2004 and April 30, 2004, respectively	247,892	229,493
Other long-term liabilities	149	2,194
Deferred income taxes	285	2,045

Total long-term liabilities	248,326	233,732
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value, 223,524,926 shares issued and outstanding at October 31, 2004 and 222,531,335 shares issued and outstanding at April 30, 2004	224	222
Additional paid-in capital	1,261,319	1,259,759
Notes receivable from stockholders	—	(481)
Deferred stock compensation	(41)	(162)
Accumulated other comprehensive income	677	710
Accumulated deficit	(1,102,301)	(1,057,203)

Total stockholders’ equity	159,878	202,845

Total liabilities and stockholders’ equity	$462,661	$494,705

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues	$71,005	$42,776	$132,882	$82,207
Cost of revenues	51,285	32,041	96,989	68,503
Impairment of acquired developed technology	3,656	—	3,656	—
Amortization of acquired developed technology	6,086	4,656	11,652	9,312

Gross profit	9,978	6,079	20,585	4,392
Operating expenses:
Research and development	17,043	13,695	33,118	34,610
Sales and marketing	7,570	4,557	14,721	8,857
General and administrative	4,995	4,356	9,677	8,309
Amortization of deferred stock compensation	24	(49)	121	(353)
Acquired in-process research and development	318	—	318	—
Amortization of purchased intangibles	170	143	313	286
Restructuring costs	—	187	—	2,372
Other acquisition costs	—	149	—	194

Total operating expenses	30,120	23,038	58,268	54,275

Loss from operations	(20,142)	(16,959)	(37,683)	(49,883)
Interest income	560	656	1,152	1,525
Interest expense	(3,552)	(15,682)	(6,915)	(22,059)
Other income (expense), net	192	(555)	(1,596)	(3,135)

Loss before income taxes	(22,942)	(32,540)	(45,042)	(73,552)
Provision for income taxes	37	33	56	246

Net loss	$(22,979)	$(32,573)	$(45,098)	$(73,798)

Loss per share - basic and diluted	$(0.10)	$(0.15)	$(0.20)	$(0.35)

Shares used in loss per share calculation - basic and diluted	223,380	215,826	223,155	211,357

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
	2004	2003
	(Unaudited, in thousands)
Operating Activities:
Net loss	$(45,098)	$(73,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,053	18,248
Amortization of deferred stock compensation	121	(353)
Aquired in-process research and development	318	—
Amortization of purchased intangibles	313	286
Amortization of acquired developed technology	11,652	9,312
Amortization of beneficial conversion feature	2,129	8,088
Loss on conversion of convertible notes	—	10,763
Loss on sale of equipment	1,039	—
Pro-rata share of losses in a minority investment (equity method)	793	473
Amortization of premium (discount) on restricted securities	(146)	(115)
Other than temporary decline in market value of marketable securities	—	528
Loss on retirement of assets	280	42
Impairment of minority investment	—	1,631
Impairment of goodwill and intangible assets	3,656	—
Gain on debt extinguishment	—	(86)
Non-employee option expense	16	891
Other non-cash charges	—	823

Total non-cash adjustment in operating activities	34,224	50,531
Changes in operating assets and liabilities:
Accounts receivable	(9,268)	(927)
Inventories	(3,454)	14,751
Other assets	(5,233)	(991)
Accounts payable	686	(5,454)
Accrued compensation	447	909
Other accrued liabilities	2,738	(1,315)

Total change in operating assets and liabilities	(14,084)	6,973

Net cash used in operating activities	(24,958)	(16,294)
Investing activities:
Purchases of property, plant, equipment and improvements	(10,916)	(3,551)
Sale of property, plant, equipment and improvements	743	—
Sale/(purchase) of short-term investments	(2,083)	8,422
Maturity of restricted securities	5,156	—
Purchase of minority investments	(1,000)	1,684
Acquisition of product line assets	(6,168)	—

Net cash (used in)/provided by investing activities	(14,268)	6,555
Financing activities:
Payment received on stockholder note receivable	467	279
Payments on other long-term liabilities	(2,022)	—
Proceeds from convertible debt offering net of issuance costs	—	130,903
Repurchase of convertible notes	—	(1,860)
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	286	3033

Net cash (used in)/provided by financing activities	(1,269)	132,355

Net (decrease)/increase in cash and cash equivalents	(40,495)	122,616
Cash and cash equivalents at beginning of period	69,872	40,918

Cash and cash equivalents at end of period	$29,377	$163,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,528	$2,762
Cash paid for taxes	$19	$239
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of convertible notes	$—	$33,513
Issuance of common stock on achievement of milestones	$256	$147

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

     Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware. Finisar Corporation designs manufactures, and markets fiber optic subsystems (primarily transceivers) and components and network test and monitoring systems for high-speed data communications.

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2004, and for the three and six month periods ended October 31, 2004 and 2003, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at October 31, 2004 and its operating results and cash flows for the six-month periods ended October 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2004.

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

Revenue Recognition

     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we invoice and charge for each separate element and allocate revenue to the separate elements based upon each element’s fair value as determined by the list price for such element.

     At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers and distributors generally do not have return rights.

However, the Company has established an allowance for estimated customer returns, based on historical experience, which is netted against revenue.

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

Concentrations of Credit Risk

     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At October 31, 2004, one optical subsystems and components customer represented 23.2% of total accounts receivable. At April 30, 2004, one optical subsystems and components customer represented 12.2% of total accounts receivable.

Current Vulnerabilities Due to Certain Concentrations

     Finisar sells products primarily to customers located in North America. During the three and six months ended October 31, 2004, sales to one optical subsystems and components customer represented 30.0% and 29.0% of total revenues, respectively. During the three and six months ended October 31, 2003, sales to one optical subsystems and components customer represented 22.8% and 19.8% of total revenues, respectively. No other customer represented more than 10% of sales in any of these periods.

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $222,000 and $379,000 in the three and six months ended October 31, 2004, respectively. Advertising costs were $36,000 and $82,000 in the three and six months ended October 31, 2003, respectively.

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

Investments

Short-Term

     Short-term investments consist of interest bearing securities with maturities of greater than 90 days from the date of purchase and an equity security. Pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost, that is deemed other than temporary, is charged to earnings, resulting in the establishment of a new cost basis for the security.

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

Other

     The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment.

Fair Value of Financial Instruments

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of October 31, 2004 and April 30, 2004, the fair value of the Company’s convertible subordinated debt was approximately $236.0 million and $230.2 million, respectively.

Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month historical usage model to compute excess inventory and, in addition to the historical usage model, the Company also considers: (1) forecast demand (2) parts and subassemblies that can be used in alternative finished products, (3) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (4) known design changes which would reduce the Company’s ability to use the inventory as planned.

Property, Equipment and Improvements

     Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings, which are depreciated over 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net loss-as reported	$(22,979)	$(32,573)	$(45,098)	$(73,798)
Add: Stock-based employee compensation included in net loss	40	(49)	137	(353)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,211)	(10,503)	(9,598)	(19,500)
Net loss-pro forma	$(28,150)	$(43,125)	$(54,559)	$(93,651)
Basic and diluted net loss per share-as reported	$(0.10)	$(0.15)	$(0.20)	$(0.35)
Basic and diluted net loss per share-pro forma	$(0.13)	$(0.20)	$(0.24)	$(0.44)

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

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and six month periods ended October 31, 2004: for stock options grants we used risk-free interest rates of 3.30% and 3.71%, respectively; a volatility factor of 1.17 and 1.19, respectively; a weighted-average expected life of the option of 3.85 for both periods; and a dividend yield of 0% for both periods.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(22,979)	$(32,573)	$(45,098)	$(73,798)
Denominator for basic net loss per share:
Weighted-average shares outstanding-total	223,413	216,960	223,283	212,747
Weighted-average shares outstanding-subject to repurchase	(33)	(815)	(128)	(1,070)
Weighted-average shares outstanding-performance stock	—	(319)	—	(320)

Weighted-average shares outstanding-basic and diluted	223,380	215,826	223,155	211,357

Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.20)	$(0.35)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	4,142	11,039	4,337	7,300
Stock subject to repurchase	33	815	128	1,070
Convertible debt	58,647	24,340	58,647	23,507
Warrents assumed in acquisition	964	1,040	964	1,040
Permormance stock	—	—	—	1

Potentially dilutive securities	63,786	37,234	64,076	32,918

     Excluded from the above listing of potentially dilutive securities are the shares of common stock to be issued upon conversion of the convertible promissory note issued during the three months ended October 31, 2004 as consideration for the purchase of assets of Data Transit Corp. (see Note 2). Due to the uncertainty surrounding the timing of conversion, and the fact that conversion price is not fixed, the Company is unable at this time to accurately estimate the number of shares of common stock that will be issued upon conversion of this convertible promissory note.

Comprehensive Income

     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three and six months ended October 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Net loss	$(22,979)	$(32,573)	$(45,098)	$(73,798)
Foreign currency translation adjustment	(62)	(88)	59	131
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(98)	(201)	(92)	146

Comprehensive loss	$(23,139)	$(32,862)	$(45,131)	$(73,521)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	October 31, 2004	April 30, 2004
Net unrealized losses on available-for-sale securities	$(123)	$(31)
Cummulative transaction adjustment	800	741

Accumulated other comprehensive income	$677	$710

2. Acquisition of Assets of Data Transit Corp.

     On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16,270,000. Transaction costs totalled $682,000. The original principal amount of the convertible promissory note is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. At December 9, 2004, approximately 84% of such milestones had been achieved. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of the Company’s common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of the Company’s common stock over the preceding 14 days. The Company agreed to file a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issuable upon conversion of the convertible promissory note. In reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Securities Act”), the issuance of the convertible promissory note and the shares of the Company’s common stock issuable upon conversion of the convertible promissory note were not registered under the Securities Act.

     The following is a summary of the initial purchase price allocation for this asset acquisition, including $682,000 of transaction costs (in thousands):

Acquired intangible assets
Net		In-process
Tangible	Developed	Research &
Assets	Technology	Development	Tradename	Goodwill	Total
$1,708	$8,514	$318	$758	$6,154	$17,452

     The amounts allocated to in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired assets to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisition, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from one to nine years.

3. Loans Related to Acquisition of Assets from New Focus, Inc.

     In partial consideration for the purchase of certain assets of New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Payments of $1.4 million in August 2003, and $2.0 million in September 2004, were made to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments totalling $2.0 million will be paid in August 2005. Because such payments are not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.

4. Inventories

     Inventories consist of the following (in thousands):

	October 31, 2004	April 30, 2004
Raw materials	$20,296	$20,072
Work-in-process	8,557	8,512
Finished goods	9,453	6,133

	$38,306	$34,717

     During the three and six months ended October 31, 2004, the Company recorded negative charges of $2.5 million and $7.8 million, respectively, for excess and obsolete inventory, and consumed inventory components that were previously written-off in prior periods with an approximate original cost of $4.9 million and $9.2 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

     During the three and six months ended October 31, 2003, the Company recorded charges of $5.1 million and $16.6 million, respectively, for excess and obsolete inventory, and sold inventory components that were previously written-off in prior periods with an approximate original cost of $3.9 million and $7.9 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

5. Property, Plant, Equipment and Improvements

     Property, plant, equipment and improvements consist of the following (in thousands):

	October 31, 2004	April 30, 2004
Land	$18,788	$18,788
Buildings	21,440	21,271
Computer equipment	30,496	27,712
Office equipment, furniture and fixtures	3,113	3,542
Machinery and equipment	98,072	94,002
Leasehold improvements	7,607	6,858

	179,516	172,173
Accumulated depreciation and amortization	(75,516)	(64,437)

Property, plant, equipment and improvements, net	$104,000	$107,736

6. Income Taxes

     The Company recorded a provision for income taxes of $37,000 and $56,000 for the quarter and six months, respectively ended October 31, 2004 compared to $33,000 and $24,000 for the quarter and six months, respectively, ended October 31, 2003. The provisions for income taxes primarily consisted of state minimum taxes.

     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of October 31, 2004 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at October 31, 2004 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

7. Deferred Stock Compensation

     In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation related to the assumption of stock options associated with companies acquired during those years. Deferred stock compensation is presented as a reduction of stockholders’ equity, with graded amortization recorded over the five-year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes the amount of deferred stock compensation expense which Finisar has recorded and the amortization it has recorded and expects to record in future periods in connection with grants of certain stock options to employees during fiscal 1999 and 2000 and assumptions of stock options associated with companies acquired during fiscal 2001 and 2002. Amounts to be recorded in future periods could decrease if options for which accrued but unvested compensation have been recorded are forfeited (in thousands):

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

8. Purchased Intangible Assets Including Goodwill

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

     During the second quarter of fiscal 2005, as a result of the acquisition of assets from Data Transit Corp., the Company recorded goodwill in the Network Test and Monitoring Systems business unit in the amount of $6.2 million as well as additional purchased technology and trade name assets in the amount of $8.5 million and $758,000, respectively. The Company also recorded an additional $32,000 of goodwill in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total
Balance at April 30, 2004	$44,620	$16,000	$60,620
Addition related to acquisition of a Subsidiary	39	6,154	6,193
Addition related to achievement of Milestones	256	—	256

Balance at October 31, 2004	$44,915	$22,154	$67,069

     The following table reflects intangible assets subject to amortization as of October 31, 2004 and April 30, 2004 (in thousands):

	October 31,2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$112,901	$(72,789)	$40,112
Trade name	3,625	(2,125)	1,500

Totals	$116,526	$(74,914)	$41,612

	April 30, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$104,387	$(57,481)	$46,906
Trade name	2,867	(1,812)	1,055

Totals	$107,254	$(59,293)	$47,961

     During the second quarter of fiscal 2005, the Company determined that the remaining intangible assets related to certain purchased passive optical technology, related to the Company’s acquisition of certain assets of New Focus, Inc., had a fair value of zero. Accordingly, an impairment charge of $3.7 million was recorded against the remaining net book value of these assets.

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year			Amount
Remaining	2005		$10,958
	2006		16,939
	2007		4,511
	2008		3,648
	2009		2,749
	2010	and beyond	2,807

9. Available-For-Sale Investments

     The following is a summary of the Company’s available-for-sale investments as of October 31, 2004 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of October 31, 2004
Debt:
Corporate	$48,020	$38	$(79)	$47,979
Government agency	35,126	24	(109)	35,041
Municipal	481	3	0	484

Total	$83,627	$65	$(188)	$83,504

Reported as:
Cash equivalents	$8,634	$—	$—	$8,634
Short-term investments	74,993	65	(188)	74,870

	$83,627	$65	$(188)	$83,504

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Debt:
Corporate	$84,822	$123	$(71)	$84,874
Government agency	35,199	36	(120)	35,115
Municipal	1,854	5	(4)	1,855

Total	$121,875	$164	$(195)	$121,844

Reported as:
Cash equivalents	$48,318	$—	$—	$48,318
Short-term investments	73,557	164	(195)	73,526

	$121,875	$164	$(195)	$121,844

     The gross realized gains for the three and six months ended October 31, 2004 were $28,000 and $49,000, respectively. The gross realized gains for the three and six months ended October 31, 2003 were $432,000 and $795,000, respectively. The gross realized losses were immaterial for each of these periods. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities

     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 5 1/4% and 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of October 31, 2004 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of October 31, 2004
Government agency	$10,887	$—	$(63)	$10,824
Classified as:
Short term — less than 1 year	$3,722	$—	$(13)	$3,709
Long term - 1 to 3 years	7,165	—	(50)	7,115

Total	$10,887	$—	$(63)	$10,824

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Government agency	$15,250	$22	$(85)	$15,187
Classified as:
Short term — less than 1 year	$6,329	$22	$(4)	$6,347
Long term - 1 to 3 years	8,921	—	(81)	8,840

Total	$15,250	$22	$(85)	$15,187

Cost Method Investments

     Included in minority investments at October 31, 2004 and April 30, 2004 are cost method investments of $17.5 million and $16.5 million, respectively. Minority investments at October 31, 2004 represent the carrying value of the Company’s minority investments in four privately held companies accounted for under the cost method. During the quarter ended October 31, 2004, the Company made an investment of $1.0 million in a privately held company accounted for under the cost method.

Equity Method Investments

     Included in minority investments at October 31, 2004 and April 30, 2004 are $6.9 million and $7.7 million, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three and six months ended October 31, 2004, the Company recorded expenses of $432,000 and $793,000, respectively, representing its share of the loss of the investee, which was classified as other income/(expense), net. During the three and six months ended October 31, 2003, the Company recorded expenses of $269,000 and $473,000, respectively.

10. Segments and Geographic Information

     The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SAN), local area networks (LAN), and metropolitan access networks (MAN) applications. Optical subsystems also include multiplexers, demultiplexers and optical add/drop modules used in MAN applications. Optical components consist primarily of packaged lasers and photodetectors which are incorporated in transceivers, primarily for LAN and SAN applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet, iSCSI, SAS, and SATA. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues:
Optical subsystems and components	$59,912	$36,432	$113,662	$70,620
Network test and monitoring systems	11,093	6,344	19,220	11,587

Total revenues	$71,005	$42,776	$132,882	$82,207

Depreciation and amortization expense:
Optical subsystems and components	$7,789	$6,557	$14,161	$18,118
Network test and monitoring systems	239	24	422	130
Operating loss:
Optical subsystems and components	(9,481)	(10,671)	(20,156)	(35,860)
Network test and monitoring systems	(407)	(311)	(1,468)	(1,321)

Operating loss before unallocated amounts	(9,888)	(10,982)	(21,624)	(37,181)
Unallocated amounts:
Amortization of acquired developed technology	(9,742)	(4,656)	(15,308)	(9,312)
Amortization of deferred stock compensation	(24)	49	(121)	353
Amortization of other intangibles	(170)	(143)	(313)	(286)
Non-employee option expense	—	(891)	—	(891)
Restructuring costs	—	(187)	—	(2,372)
Other acquisition costs	—	(149)	—	(194)
Interest income (expense), net	(2,992)	(15,026)	(5,762)	(20,534)
Acquired In-Process R&D	(318)	—	(318)	—
Other non-operating income (expense), net	192	(555)	(1,596)	(3,135)

Loss before income tax	$(22,942)	$(32,540)	$(45,042)	$(73,552)

     The following is a summary of total assets by segment (in thousands):

	October 31,	April 30,
	2004	2004
Optical subsystems and components	$284,005	$302,128
Network test and monitoring systems	68,466	50,261
Other	110,191	142,316

	$462,662	$494,705

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues from sales to unaffiliated customers:
United States	$48,692	$33,471	$88,327	$62,860
Rest of the world	22,313	9,305	44,555	19,347

	$71,005	$42,776	$132,882	$82,207

     Revenues generated in the U.S. are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 31,	April 30,
	2004	2004
Long-lived assets
United States	$226,218	$230,225
Malaysia	24,015	21,668
Rest of the world	2,499	2,871

	$252,732	$254,764

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended
	October 31,
	2004	2003
Optical subsystems and components	$11,025	$3,989
Network test and monitoring systems	$467	$34

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

     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months
Ended
October 31, 2004
Beginning balance	$984
Additions during the period based on product sold	628
Settlements	(89)
Changes in liability for pre-existing warranties including expirations	(289)

Ending balance	$1,234

12. Restructuring and Assets Impairments

     As of October 31, 2004, $554,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. This amount relates to restructuring activities in fiscal 2003 and remains in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities				Severance				Total
Fiscal year 2003 actions	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total
Fiscal year 2003 actions
Total charges	3,056	4,492	—	7,548	1,174	656	—	1,830	4,230	5,148	—	9,378
Reversal of charge	—	(1,199)	—	(1,199)	—	—	—	—	—	(1,199)	—	(1,199)
Cash payments	(984)	(1,087)	—	(2,071)	(1,174)	(656)	—	(1,830)	(2,158)	(1,743)	—	(3,901)
Non-cash charges	(1,351)	(2,373)	—	(3,724)	—	—	—	—	(1,351)	(2,373)	—	(3,724)
Balance from fiscal year 2003 actions to April 30, 2004	721	(167)	—	554	—	—	—	—	721	(167)	—	554
Fiscal year 2004 actions
Total charges	—	546	849	1,395	—	701	276	977	—	1,247	1,125	2,372
Reversal of charge	—	(791)	—	(791)	—	—	—	—	—	(791)	—	(791)
Cash payments	(167)	412	(849)	(604)	—	(701)	(276)	(977)	(167)	(289)	(1,125)	(1,581)
Balance from fiscal year 2004 actions to April 30, 2004	(167)	167	—	—	—	—	—	—	(167)	167	—	—
Total accrual balance at October 31, 2004	554	—	—	554	—	—	—	—	554	—	—	554

13. Pending Litigation

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied the Company’s motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to the Company and if the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.

14. Pending Acquisition of Infineon Fiber Optics Business

     On April 29, 2004, the Company entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany. On October 11, 2004, the Company entered into an amended and restated purchase agreement under which the terms of the acquisition were modified. Under the amended agreement, the purchase price for the business unit is approximately 109,850,000 shares of Finisar common stock. The transaction involves the acquisition of facilities, product lines, employees, equipment and intellectual property, including approximately 450 patent families. The shares of the Company’s common stock to be issued to Infineon in connection with the acquisition were valued at approximately $142.8 million on the date of the agreement and would represent approximately 33% of the outstanding shares of the Company’s common stock on a post-transaction basis. The transaction is expected to be completed in the first calendar quarter of 2005, subject to approval by the Company’s stockholders and other closing conditions.

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

15. Guarantees and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. As permitted under Delaware law and in accordance with the Company’s Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that may enable it to recover a portion of any future amounts paid.

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 31, 2004. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

16. Sales of Accounts Receivable

     On October 29, 2004, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the quarter ended October 31, 2004, the Company sold approximately $4.0 million of its trade receivables to Silicon Valley Bank under the terms of this agreement.

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

     The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold these optical components on a stand-alone basis to other manufacturers; however, prior to our acquisition of Honeywell International, Inc’s VCSEL Optical Products business unit in March 2004, the sale of these components into this so-called “merchant market” had not been a strategic priority, and our revenues from the sale of optical subsystems and components consisted predominantly of subsystems sales. As a result of the Honeywell acquisition, we are now selling vertical cavity side emitting lasers, or VCSELs, in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market. The principal strategic goal of most of our acquisitions to date related to our network test and monitoring business has been to broaden our product portfolio and to gain access to new distribution channels. The acquisition of assets and intellectual property of Data Transit, Corp., in August 2004, was the most recent example of decisions made in pursuit of this strategy. As a result of this acquisition, we expanded our product offerings for SAN test, analysis and monitoring tools to include additional products which test and monitor storage networks using the SAS and SATA protocols.

     To date, our revenues have been principally derived from sales of our optical subsystems to networking and storage systems manufacturers and sales of our network performance test systems to these manufacturers as well as end users. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SANs, LANs, and MAN applications. A large proportion of our sales are concentrated with a relatively small number of customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

Acquisition of Assets of Data Transit Corp.

     On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16,270,000. Transaction costs totalled $682,000. The original principal amount of the convertible promissory note is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. At December 9, 2004, approximately 84% of such milestones had been achieved. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days. We agreed to file a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issuable upon conversion of the convertible promissory note. In reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Securities Act”), the issuance of the convertible promissory note and the shares of our common stock issuable upon conversion of the convertible promissory note were not registered under the Securities Act.

Pending Acquisition of Infineon Fiber Optics Business

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany. On October 11, 2004, we entered into an amended and restated purchase agreement under which the terms of the acquisition were modified. Under the amended agreement, the purchase price for the business unit is approximately 109,850,000 shares of Finisar Common Stock. The transaction involves the acquisition of facilities, product lines, employees, equipment and intellectual property, including approximately 450 patent families. The shares of Finisar Common Stock to be issued to Infineon in connection with the acquisition were valued at approximately $142.8 million on the date of the agreement and would represent approximately 33% of the outstanding shares of Finisar Common Stock on a post-transaction basis. The transaction is expected to be completed in the first calendar quarter of 2005, subject to approval by our stockholders and other closing conditions.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues:
Optical subsystems and components	84.4%	85.2%	85.5%	85.9%
Network test and monitoring subsystems	15.6%	14.8%	14.5%	14.1%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.2%	74.9%	73.0%	83.4%
Amortization of acquired developed technology	13.7%	10.9%	11.5%	11.3%

Gross profit (loss)	14.1%	14.2%	15.5%	5.3%
Operating expenses:
Research and development	24.1%	32.0%	24.9%	42.1%
Sales and marketing	10.7%	10.7%	11.1%	10.8%
General and administrative	7.1%	10.2%	7.3%	10.1%
Amortization of deferred stock compensation	0.1%	(0.1)%	0.1%	(0.4)%
Acquired in-process research and development	0.2%	0.0%	0.2%	0.0%
Amortization of purchased intangibles	0.2%	0.3%	0.2%	0.3%
Restructuring costs	0.0%	0.4%	0.0%	2.9%
Other acquisition costs	0.0%	0.3%	0.0%	0.2%

Total operating expenses	42.4%	53.8%	43.8%	66.0%

Loss from operations	(28.3)%	(39.6)%	(28.3)%	(60.7)%
Interest income	0.8%	1.5%	0.9%	1.8%
Interest expense	5.0%	(36.6)%	(5.2)%	(26.8)%
Other income (expense), net	0.3%	(1.3)%	(1.2)%	(3.8)%

Loss before income taxes	(32.3)%	(76.0)%	(33.8)%	(89.5)%
Provision for income taxes	0.1%	0.1%	0.1%	0.3%

Net loss	(32.4)%	(76.1)%	(33.9)%	(89.8)%

     Revenues. Revenues increased $28.2 million, or 65.9%, to $71.0 million in the three months ended October 31, 2004 compared to $42.8 million in the three months ended October 31, 2003. This increase reflected a $23.5 million, or 64.6%, increase in sales of optical subsystems and components, to $59.9 million in the three months ended October 31, 2004 compared to $36.4 million in the three months ended October 31, 2003. Approximately, 35% of the increase in revenues in sales of optical subsystems was related to the acquisition of the VCSEL Optics Products business from Honeywell. Sales of network test and monitoring systems increased $4.7 million, or 74.6%, to $11.1 million in the three months ended October 31, 2004 compared to $6.4 million in the three months ended October 31, 2003. Approximately 64% of this increase was related to the acquisition of products from Data Transit Corporation in the most recent quarter.

     Revenues increased $50.7 million, or 61.6%, to $132.9 million in the six months ended October 31, 2004 compared to $82.2 million in the six months ended October 31, 2003. This increase reflected a $43.1 million, or 60.9%, increase in sales of optical subsystems and components, to $113.7 million in the six months ended October 31, 2004. Approximately 25% of the increase in revenues in sales of optical subsystems was related to the acquisition of the VCSEL Optics Products business from Honeywell. Sales of network test and monitoring systems increased $7.6 million, or 65.5%, to $19.2 million in the six months ended October 31, 2004 compared to $11.6 million in the six months ended October 31, 2003. Approximately 15% of this increase was related to the acquisition of products from Data Transit Corporation in the most recent quarter.

     Sales of optical subsystems and components and network test and monitoring systems represented 84.4% and 15.6%, respectively, of total revenues in the three months ended October 31, 2004, compared to 85.2% and 14.8%, respectively, in the three months ended October 31, 2003. Sales of optical subsystems and components and network test and monitoring systems represented 85.5% and 14.5%, respectively, of total revenues in the six months ended October 31, 2004, compared to 85.9% and 14.1%, respectively, in the six months ended October 31, 2003.

     The increase in revenues from the sale of optical subsystems and components was primarily the result of an increase in volume of units sold to new and existing customers, partially offset by a decrease in average selling prices. The increase also reflected additional revenue totalling $8.1 million and $17.5 million in the three and six months ended October 31, 2004, respectively, from sales by our Advanced Optical Components division, acquired from Honeywell International, Inc., on March 1, 2004. The increase in revenues from the sale of network test and monitoring systems was due to increased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps and additional revenue totalling approximately $3.0 million in the three months ended October 31, 2004, from sales of products from product lines acquired from of Data Transit.

     Gross Profit. Gross profit increased $3.9 million, or 63.9%, to $10.0 million in the three months ended October 31, 2004 compared to $6.1 million in the three months ended October 31, 2003. Gross profit increased $16.2 million, or 368.2%, to $20.6 million in the six months ended October 31, 2004 compared to $4.4 million in the six months ended October 31, 2003. Gross profit as a percentage of total revenue was 14.1% in the three months ended October 31, 2004 compared to 14.2% in the three months ended October 31, 2003. Gross profit as a percentage of total revenue was 15.5% in the six months ended October 31, 2004 compared to 5.3% in the six months ended October 31, 2003. The increase in gross profit for the three months ended October 31, 2004 was primarily due to a $2.9 million reduction in inventory reserve charges, reductions in material costs and an increase in unit sales, which spread our fixed overhead costs over a higher production volume, offset by a $5.1 million increase in amortization of acquired developed technology. The increase in gross profit for the six months ended October 31, 2004 was primarily due to a $12.9 million reduction in inventory reserve charges, reductions in material costs and an increase in unit sales, which spread our fixed overhead costs over a higher production volume, offset by a $6.0 million increase in amortization of acquired developed technology.

     The charge for slow moving, obsolete and unusable inventory decreased to a negative $1.7 million in the three months ended October 31, 2004 compared to $1.2 million in the three months ended October 31, 2003. In the three months ended October 31, 2004, the negative charge of $1.7 million was comprised of a $5.3 million charge for potential slow-moving, obsolete and unusable inventory, offset by consumption of $4.3 million of previously reserved inventory and reductions in reserves for non-cancellable purchase orders. The charge for slow moving, obsolete and unusable inventory decreased to a negative $4.2 million for the six months ended October 31, 2004 compared to $8.7 million in the three months ended October 31, 2003. For the six months ended October 31, 2004, the negative charge of $4.2 million was comprised of a $7.8 million charge for potential slow-moving, obsolete and unusable inventory, offset by consumption of $9.2 million of previously reserved inventory and reductions in reserves for non-cancellable purchase orders of $2.8 million.

      Amortization of Acquired Developed Technology. Amortization of acquired developed technology is associated with several acquisitions completed during fiscal years 2001 through October 2004. Amortization of acquired developed technology increased $5.1 million, or 108.5%, to $9.8 million in the three months ended October 31, 2004 compared to $4.7 million in the three months ended October 31, 2003 and increased $6.0 million, or 64.5%, to $15.3 million in the six months ended October 31, 2004 compared to $9.3 million in the six months ended October 31, 2003. The increases for the three and six months were primarily due to an impairment charge of $3.7 million recorded in October 2004 to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002. Our acquisitions of the Honeywell VCSEL Optical Products business unit in March 2004 and our purchase of assets of Data Transit in August 2004 also contributed to the increases.

     Research and Development Expenses. Research and development expenses increased $3.3 million, or 24.1%, to $17.0 million in the three months ended October 31, 2004 compared to $13.7 million in the three months ended October 31, 2003. The increase was primarily due to accelerated depreciation of $1.0 million recorded on equipment that was sold, expenses associated with the operations of the Honeywell VCSEL Optical Products business acquired in March 2004, and additional spending to develop higher speed optical subsystems and components. Research and development expenses decreased $1.5 million, or 4.3%, to $33.1 million in the six months ended October 31, 2004 compared to $34.6 million in the six months ended October 31, 2003. The decrease was primarily due to the fact that research and development expense for the six months ended October 31, 2003 included $6.0 million of accelerated depreciation on equipment that was abandoned as a result of the closure of our Demeter subsidiary. This was offset by accelerated depreciation of $1.0 million recorded on equipment that was sold, expenses associated with the operations of the Honeywell VCSEL Optical Products business acquired in March 2004, and additional spending to develop higher speed optical subsystems and components. Research and development expenses decreased as a percentage of revenue to 24.1% in the three months ended October 31, 2004 compared to 32.0% in the three months ended October 31, 2003 and decreased as a percentage of revenue to 24.9% in the six months ended October 31, 2004 compared to 42.1% in the six months ended October 31, 2003 due to increased revenue as a result of increased unit sales.

     Sales and Marketing Expenses. Sales and marketing expenses increased $3.0 million, or 65.2%, to $7.6 million in the three months ended October 31, 2004 compared to $4.6 million in the three months ended October 31, 2003. Sales and marketing expenses increased $5.8 million, or 65.2%, to $14.7 million in the six months ended October 31, 2004 compared to $8.9 million in the six months ended October 31, 2003. The increases were primarily due to increases in salaries and commissions related to our increased revenues. Sales and marketing expenses as a percentage of revenues was unchanged at 10.7% in the three months ended October 31, 2004 and 2003. Sales and marketing expenses as a percentage of revenues increased to 11.1% in the six months ended October 31, 2004, compared to 10.8% in the six months ended October 31, 2003.

     General and Administrative Expenses. General and administrative expenses increased $639,000, or 13.6%, to $5.0 million in the three months ended October 31, 2004 compared to $4.6 million in the three months ended October 31, 2003. General and administrative expenses increased $1.4 million, or 16.9%, to $9.7 million in the six months ended October 31, 2004 compared to $8.3 million in the six months ended October 31, 2003. This increase was primarily related to additional expenses associated with the acquisition of the Honeywell VCSEL Optical Products business in March 2004 and an increase in legal expenses associated with efforts to license our intellectual property. General and administrative expenses decreased as a percent of revenues to 7.1% in the three months ended October 31, 2004 compared to 10.2% in the three months ended October 31, 2003 and decreased as a percent of revenues to 7.3% in the six months ended October 31, 2004 compared to 10.1% in the six months ended October 31, 2003 due to increased revenue as a result of increased unit sales.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation increased $73,000 to $24,000 in the three months ended October 31, 2004 compared to a benefit of $49,000 in the three months ended October 31, 2003. Amortization of deferred stock compensation increased $474,000 to $121,000 in the six months ended October 31, 2004 compared to a benefit of $353,000 in the six months ended October 31, 2003. This increase was related to the termination of employees in the three and six months ended October 31, 2003, with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

     Restructuring Costs. During the three months ended July 31, 2003, we completed the process of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California. During the three months ended October 31, 2003, we completed the process of closing our facility in Munich Germany, in order to reduce future operating costs. As a result of these restructuring activities, charges of $187,000 and $2.4 million were incurred in the three and six months ended October 31. 2003, respectively. These restructuring charges included $977,000 of severance, approximately $645,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures. There was no similar charge in the three or six months ended October 31, 2004.

     Interest Income. Interest income decreased $96,000, or 14.6%, to $560,000 in the three months ended October 31, 2004 compared to $656,000 in the three months ended October 31, 2003. Interest income decreased $374,000, or 24.5%, to $1.1 million in the six months ended October 31, 2004 compared to $1.5 million in the six months ended October 31, 2003. The decreases in interest income reflects lower cash, cash equivalents and short-term investments as well as lower interest rates.

     Interest Expense. Interest expense decreased $12.1 million, or 77.1%, to $3.6 million in the three months ended October 31, 2004 compared to $15.7 million in the three months ended October 31, 2003. Included in interest expense in the three months ended October 31, 2003 was a non-cash charge of $8.4 million associated with the exchange of $17.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during this three-month period. Also, amortization of the discount on our convertible notes decreased $4.6 million, to $1.1 million in the three months ended October 31, 2004, compared to $5.7 million in the three months ended October 31, 2003, due to the reduction in the outstanding principal amount of our convertible notes. Interest expense decreased $15.2 million, or 68.8%, to $6.9 million in the six months ended October 31, 2004 compared to $22.1 million in the six months ended October 31, 2003. Included in interest expense in the six months ended October 31, 2003 was a non-cash charge of $10.8 million associated with the exchange of $22.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during this six-month period. Also, amortization of the discount on our convertible notes decreased $6.0 million, to $2.1 million in the six months ended October 31, 2004, compared to $8.1 million in the six months ended October 31, 2003, due to the reduction in balance of our convertible notes.

     Other Income (Expense), net. Other income (expense), net, increased $747,000 to net income of $192,000 in the three months ended October 31, 2004 compared to net expense of $555,000 in the three months ended October 31, 2003. Other income (expense), net, increased $1.5 million, or 48.4%, to net expense of $1.6 million in the six months ended October 31, 2004 compared to net expense of $3.1 million in the six months ended October 31, 2003. In the six months ended October 31, 2003, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to funding efforts which suggested that the value of our investment has been impaired. No similar charges were recorded in the six months ended October 31, 2004.

     Provision for Income Taxes. We recorded a provision for income taxes of $37,000 for the three months ended October 31, 2004 compared to $33,000 for the three months ended October 31, 2003. The provision for income taxes primarily consisted of state minimum taxes.

     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of October 31, 2004 have been fully offset by a valuation allowance. We do not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at October 31, 2004 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

     At October 31, 2004, our cash, cash equivalents and short-term investments were $104.2 million compared to $143.4 million at April 30, 2004. Restricted securities, used to secure future interest payments on our convertible debt, were $10.9 million at October 31, 2004 compared to $15.2 million at April 30, 2004. At October 31, 2004, total short and long-term debt was $250.0 million, compared to $233.7 million at April 30, 2004, reflecting the issuance of the convertible note associated with the acquisition of assets of Data Transit.

     Net cash used by operating activities totaled $25.0 million in the six months ended October 31, 2004, compared to $16.3 million in the six months ended October 31, 2003. The use of cash in operating activities in the six months ended October 31, 2004 was primarily a result of operating losses of $45.1 million, and working capital uses of cash of $14.4 million, partially offset by $34.2 million of non-cash charges. The use of cash in operating activities in the six months ended October 31, 2003 was primarily a result of operating losses of $73.8 million, partially offset by $50.5 million of non-cash charges, and working capital in-flows of cash of $7.0 million.

     Net cash used in investing activities totaled $14.3 million in the six months ended October 31, 2004, compared to net cash provided by investing activities of $6.6 million in the six months ended October 31, 2003. The use of cash for investing activities in the six months ended October 31, 2004 consisted primarily of payments related to our purchase of the assets of Honeywell’s VCSEL Optical Products business unit of $5.7 million and payments related to our purchase of assets of Data Transit Corp. of $500,000. Net cash used also consisted of purchases of plant, property and equipment of $10.9 million. Cash provided by investing activities for the six months ended October 31, 2003 consisted primarily of sales of short-term investments and loan repayments from a company in which we have a minority investment, offset by purchases of property, plant and equipment.

     Net cash used in financing activities totaled $1.3 million in the six months ended October 31, 2004 and consisted primarily of $2.0 million of payments on other long-term liabilities offset by proceeds of $286,000 from the exercise of employee stock options, net of repurchase of unvested shares, and by proceeds of $467,000 from payments received on stockholder notes receivable. Net cash provided by financing activities totaled $132.4 million in the six months ended October 31, 2003, and consisted primarily of $130.9 million of proceeds from issuance of our subordinated convertible notes due 2010, $3.0 million of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds of $279,000 from payments received on stockholder notes receivable, offset by the extinguishment of $1.9 million of debt due under our subordinated convertible notes due 2008.

     We believe that our existing balances of cash, cash equivalents and short-term investments and cash flow expected to be generated from our future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future. The significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operation will be adversely affected.

Contractual Obligations and Commercial Commitments

     Future minimum payments under long-term debt and operating leases are as follows as of October 31, 2004 (in thousands):

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$268,520	$2,000	$16,270	$100,250	$150,000
Operating leases	8,790	4,550	4,063	177	—

Total contractual cash obligations	$277,310	$6,550	$20,333	$100,427	$150,000

     Long-term debt consists of a convertible promissory note of $16.3 million due, if not sooner converted, on August 6, 2006, convertible notes of $100.25 million due October 15, 2008, and $150.0 million due October 15, 2010 redeemable by us, in whole or in part, at any time after October 15, 2004. Long-term debt also includes a minimum commitment with respect to royalty payments of $2.0 million related to our acquisition of certain assets of New Focus (see Note 3).

     Operating leases consist of base rents for facilities we occupy at various locations.

     The following table summarizes our commercial commitments as of October 31, 2004 (in thousands):

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	4-5	After
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Standby repurchase obligations	$6,091	$6,091	—	—	—

     Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfil the subcontractors’ purchase order obligations at their facilities. Total commercial commitments of $6.1 million has been expensed and recorded on the balance sheet as non-cancellable purchase obligations.

Off-Balance-Sheet Arrangements

     At October 31, 2004 and April 30, 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We are subject to a number of special risks as a result of our planned acquisition of the fiber optics business unit of Infineon Technologies AG

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany. Under the purchase agreement, which was amended on October 11, 2004, the purchase price for the business unit is approximately 109,850,000 shares of Finisar Common Stock. If the conditions to closing are satisfied and the acquisition is consummated, our future results of operation will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

•	The Infineon fiber optics business unit has sustained substantial operating losses and we expect that the combined company will continue to experience losses in the future due to significant transaction and integration costs and operating expenses. The combination of the two businesses will significantly increase the rate at which we will utilize our available cash resources. If we are not successful in generating significant revenues and achieving substantial cost savings through the restructuring and integration of the two businesses, these operating losses will continue and will adversely affect our operating results and liquidity.

•	We will face a number of significant challenges in integrating the technologies, operations and personnel of Finisar and the Infineon fiber optics business unit in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on our business and operating results.

•	We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material adverse effect on our revenues, expenses and operating results.

•	Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with restructuring and integrating the two companies. These costs could adversely affect our future liquidity and operating results.

•	Immediately following completion of the acquisition, Infineon will own approximately 33% of the capital stock of Finisar. The issuance of these shares in connection with the acquisition will cause a significant reduction in the relative percentage interest of current Finisar stockholders, and, following such issuance, Infineon will be able to substantially influence the outcome of matters requiring approval by our stockholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.

•	As a result of the acquisition, Finisar will become a substantiality larger and more geographically dispersed organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.

•	The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems.

     Before consummating the acquisition, we must obtain stockholder approval for the issuance of the shares. The Infineon fiber optics business unit, the terms of the transaction and the risks related to the acquisition will be described in greater detail in the proxy statement for the meeting of stockholders at which such approval will be sought.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

     We incurred net losses of $113.8 million, $619.8 million and $218.7 million in our fiscal years ended April 30, 2004, 2003 and 2002, respectively, and $45.1 million in the six months ended October 31, 2004. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.

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

     Continued competition in our markets may lead to a reduction in our prices, revenues and market share

     The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc., Infineon, JDS Uniphase Corporation, Luminent, Inc., Molex, Optical Communications Products, Inc., Picolight, Inc., Premise Networks and Stratos International Inc. For network test and monitoring systems, we compete primarily with Ancot Corporation, I-Tech Corporation, Network Associates, Inc. and Xyratex International. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

     Through the second quarter of fiscal 2005, we recorded minority equity investments in early-stage technology companies, totaling $44.5 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $24.4 million in such investments remaining on our balance sheet as of October 31, 2004 in future periods.

     We are subject to pending legal proceedings

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the court denied our motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the

$1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our potential inability to fully comply with the requirements of Section 404 could adversely affect the market price of our common stock.

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a thorough review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This evaluation process has required us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation of improvements in our internal controls. As a result, we may be unable to fully comply with the requirements of Section 404 by the April 30, 2005 deadline. Our inability to complete the implementation of required improvements in our internal controls by April 30, 2005 or to obtain a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliability of our financial statements and could adversely affect the market price of our common stock.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and Infineon will acquire a large block of our common stock upon consummation of the pending acquisition, which will result in a substantial concentration of control and could have the effect of delaying or preventing a change in our control

     As of November 30, 2004, our executive officers, directors and entities affiliated with them beneficially owned approximately 35.9 million shares of our common stock, or approximately 16.0% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, upon the consummation of the pending acquisition of Infineon’s fiber optics business unit, Infineon will hold approximately 33% of our outstanding common stock. Accordingly, following the acquisition, Infineon will be able to substantially influence the outcome of matters requiring stockholder approval, and Infineon, our executive officers, directors and entities affiliated with them, voting together, would be able to effectively control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders.

     We currently have outstanding 5¼ convertible subordinated notes due 2008 in the principal amount of $100,250,000 and 2½ convertible subordinated notes due 2010 in the principal amount of $150,000,000. The 5¼ notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 2½ notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,020 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $432,000 and $793,000 in the three and six months ended October 31, 2004, respectively, and $269,000 and $473,000 in the three and six months ended October 31, 2003 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized no impairment in the quarter ended October 31, 2004. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2004.

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

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a thorough review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. The evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation of improvements in our internal controls. As a result, we may be unable to fully comply with the requirements of Section 404 by the April 30, 2005 deadline.

     PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in

April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment by the insurers pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court, which cannot be assured. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome. The litigation process is inherently uncertain. If litigation proceeds and its outcome is adverse to us and if we are required to pay significant monetary damages, our business would be significantly harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16,270,000. The original principal amount of the note is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. At December 9, 2004, approximately 84% of such milestones had been achieved. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of the Company’s common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. We agreed to file a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issuable upon conversion of the convertible promissory note. The issuance of the convertible promissory note and the shares of the Company’s common stock issuable upon conversion thereof were not registered under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

Item 6. Exhibits

     The following exhibits are filed herewith:

4.5	Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janis H. Smith dated as of August 4, 2004, as amended through December 10, 2004 (including as Exhibit A the form of 8% Installment Promissory Note due August 5, 2006 and as Exhibit I the form of Stock Resale Agreement).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

	By:	/s/ JERRY S. RAWLS

Jerry S. Rawls
Chief Executive Officer

	By:	/s/ STEPHEN K. WORKMAN

Stephen K. Workman
Senior Vice President, Finance and
Chief Financial Officer

Dated: December 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description
4.5	Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janis H. Smith dated as of August 4, 2004, as amended through December 10, 2004 (including as Exhibit A the form of 8% Installment Promissory Note due August 5, 2006 and as Exhibit I the form of Stock Resale Agreement).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002