Form 10-K/A
period 2004-04-30
FINISAR CORP
filed 2005-02-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2004

      The purpose of this Amendment No. 2 to Form 10-K for the fiscal year ended April 30, 2004 (as previously amended by a Form 10-K/A filed on August 27, 2004) is to include additional disclosure regarding the financial information of Finisar Corporation and to update the information regarding its executive officers. The financial statements and results of operations of Finisar Corporation for the periods set forth in this Form 10-K/A have not been amended or restated. The specific sections that have been amended are as follows:

      Part I

      Item 1.     Business — “Factors That Could Affect Our Future Performance”

      Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements and Supplementary Data (Notes 1, 2, 5, 6 and 15)

      Part III

      Item 11.     Executive Compensation (Note 2 to Executive Compensation Table)

      All information in the Form 10-K/A filed on August 27, 2004, as amended by this Amendment No. 2, speaks as of the date of the filing of the Form 10-K/A and does not reflect any subsequent information or events, except as presented in this Amendment No. 2 and except for Exhibits 10.21, 31.1, 31.2, 32.1 and 32.2. References to “Annual Report” and “Form 10-K” in this Amendment No. 2 refer to our Annual Report on Form 10-K for the fiscal year ended April 30, 2004. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Form 10-K/A.

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

      In addition to lower transmission rates, the “copper straw” through which data must travel in a MAN often requires that the data be converted to formats based on an array of protocols including point-to-point (PPP), asynchronous transfer mode (ATM) and synchronous digital hierarchy (SONET/ SDH) or a combination thereof before it arrives at its intended destination, and then reconverted once again to Ethernet format. The complexity of translating protocols adds to the cost of the networking infrastructure required to perform this translation as well as carrier operating expenses.

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

Demand for High-Speed Data Communication Test and Monitoring Systems

      The demand for equipment to test and monitor high-speed data communications networks generally originates from two types of buyers: 1) original equipment manufacturers who require extensive testing in developing their products to ensure system performance and reliability and 2) operators of data centers who require their networks to be monitored on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades.

      As new, highly complex transmission protocols such as Gigabit Ethernet, 10-Gigabit Ethernet, iSCSI and Fibre Channel are introduced, system testing becomes more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. In the past, many systems manufacturers designed their own test equipment each time they developed a new product. However, as the pace of technological change has accelerated, the performance requirements of data communications systems have increased and competition has afforded shorter market windows within which manufacturers can develop and introduce new products. Thus, system manufacturers have increasingly focused on the design and development of their own products and turned to specialized independent suppliers for state-of-the-art test equipment. As new high-speed protocols such as 4-Gigabit Fibre Channel, 10-Gigabit Ethernet and iSCSI emerge, the demand for new product designs by OEMs should in turn create additional demand for high performance, easy-to-use test systems from independent suppliers.

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

      Continue to Invest in Critical Technologies. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and test systems. We have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first 1Gbps 850nm transceiver for use in multimode fiber applications (1992), the first transceiver incorporating digital diagnostics (1995), the first 1 and 2.125Gbps 850nm transceivers based on the small form factor (2000 and 2001), the first CWDM GBIC transceiver (2001) and the first DWDM GBIC transceiver (2002). We have also been a pioneer in the use of the small form factor for 10GigE applications, or XFP. We shipped the first product under this new protocol in 2002 and demonstrated the first 300 meter XFP incorporating electronic dispersion compensation in 2004. In testing and monitoring, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003) and the first 4Gbps and 10Gbps Fibre Channel analyzers (2004). We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. We are also focused on increased product integration to enhance the price/ performance capabilities of our products.

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

      Our line of probes are typically sold to operators of data centers for monitoring networks on a 24 x 7 basis. They include the following:

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

      High Frequency Semiconductor Design. Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon, or Si, and gallium arsenide, or GaAs, semiconductor technologies where circuit element frequencies are very fast and can be as high as 60 gigahertz, or GHz. We have designed proprietary circuits including laser drivers, receiver pre- and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4 and 10 Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

•	The Infineon fiber optics business unit has sustained substantial operating losses and we expect that the combined company will continue to experience losses in the future due to significant transaction and integration costs and operating expenses. The combination of the two businesses will significantly increase the rate at which we utilize our available cash resources. If we are not successful in achieving substantial cost savings through the restructuring and integration of the two businesses, these operating losses will continue and will adversely affect our operating results and liquidity.

•	We will face a number of significant challenges in integrating the technologies, operations and personnel of Finisar and the Infineon fiber optics business unit in a timely and efficient manner, and our failure to do so effectively could have a material adverse effect on our business and operating results.

•	We may not achieve the strategic objectives and other anticipated potential benefits of the acquisition, and our failure to achieve these strategic objectives could have a material adverse effect on our revenues, expenses and operating results.

•	Transaction costs associated with the acquisition will be included as part of the total purchase cost for accounting purposes. In addition, we may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with integrating the two companies. These costs could adversely effect our future liquidity and operating results.

•	Immediately following completion of the acquisition, Infineon will own approximately 38% of the capital stock of Finisar. The issuance of these shares in connection with the acquisition will cause a significant reduction in the relative percentage interest of current Finisar stockholders, and, following such issuance, Infineon will be able to substantially influence the outcome of matters requiring approval by our stockholders.

•	As a result of the acquisition, Finisar will become a substantiality larger and more geographically dispersed organization, and if our management is unable to effectively manage the combined company after the acquisition, our operating results will suffer.

•	The acquisition will increase the cost and complexity of complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to the evaluation and attestation of our internal control systems.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and potential inability to fully comply with the requirements of Section 404 could adversely affect the market price of our common stock

      Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a thorough review of our internal control systems and procedures and considering improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This evaluation process will require us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we may encounter problems and delays in completing the implementation of improvements in our internal controls. As a result, we may be unable to fully comply with the requirements of Section 404 by the April 30, 2005 deadline. Our inability to complete the implementation of required improvements in our internal controls by April 30, 2005 or to obtain a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliability of our financial statements and could adversely affect the market price of our common stock.

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

Revenue Recognition, Warranty and Sales Returns

      Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revision of Topic 13 — Revenue Recognition.” Specifically, we recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we invoice and charge for each separate element based on the list price for each element.

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

Slow Moving and Obsolete Inventories

      We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. We periodically discard obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a 12-month demand forecast and, in addition to the demand forecast, we also consider:

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

Investment in Equity Securities

      For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2004, the carrying value of these investments totaled $24.2 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

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

      Gross Profit. Gross profit increased $8.8 million, or 62.8%, to $22.8 million in fiscal 2004 compared to $14.0 million in fiscal 2003. Gross profit as a percentage of total revenue was 12.3% in 2004 compared to 8.4% in 2003. The increase in gross profit was primarily the result of a decline in our charge for excess and obsolete inventory, which was $22.3 million in 2004 compared to $24.3 million in 2003, which was offset by sales of previously written off inventory, with associated costs of zero, of $17.9 million in fiscal 2004 and $15.1 million in fiscal 2003. Gross profit also improved due to reductions in material costs, and an increase in unit sales which spread our fixed overhead costs over a higher production volume. Additionally, amortization of acquired developed technology, a component of cost of revenues, decreased $2.7 million, or 12.5% in 2004 to $19.2 million compared to $22.0 million in 2003 as a result of a $10.1 million impairment charge for acquired developed technology that was recorded in 2003 related to a discontinued product line at our Demeter subsidiary.

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

      General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 9.9%, to $16.7 million in fiscal 2004 compared to $15.2 million in fiscal 2003. The increase was primarily due to a $996,000 increase in bad debt expense and a $529,000 increase in legal expenses compared to those in fiscal 2003 as a result of increased efforts to obtain patents for and license our technology. The increase in bad debt expense was primarily due to the application of our existing reserve policy, which we periodically evaluate based on our actual experience, against a larger accounts receivable balance at the end of fiscal 2004. General and administrative expenses as a percent of revenues decreased to 9.0% in fiscal 2004 compared to 9.1% in fiscal 2003.

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

      Other Income (Expense), Net. Other income (expense), net, decreased $47.0 million, or 91.6%, to an expense of $4.3 million in fiscal 2004 compared to an expense of $51.3 million in fiscal 2003. In fiscal 2003, we incurred costs of $36.8 million associated with the sale of assets of our Sensors Unlimited subsidiary, which was primarily due to the write off of certain intangible assets associated with the original acquisition of Sensors Unlimited for which we had no plans to utilize and had abandoned, as well as the payment of contingent consideration related to the original acquisition of Sensors Unlimited. In fiscal 2003, we also recorded an impairment charge of $12.0 million on our minority equity investments in two companies. During fiscal 2003, these two companies raised additional funds in financings in which we declined to participate. As a result of the financings, our investments in the two companies was diluted to an immaterial interest and we determined that an impairment event had occurred and wrote off these investments in full.

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

      Sales to customers representing at least 10% of total revenues during fiscal 2003 and fiscal 2002 were as follows:

	Fiscal Years Ended				Fiscal Years Ended
	April 30,				April 30,

	2003		2002		2003	2002

	($ millions)				(Percent of revenue)
Cisco Systems		$17.2	$	*	10.4%	*
EMC	$	*		$17.5	*	11.9%
Emulex	$	*		$16.8	*	11.4%

*	Less than 10%

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

      Net cash used by operating activities totaled $32.8 million in fiscal 2004, compared to $18.9 million in fiscal 2003 and $39.1 million in fiscal 2002. The use of cash in operating activities in fiscal 2004 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash primarily included cash inflows of $537,000 from accounts receivables attributable to accelerated collections, and $5.5 million from a draw-down of existing inventories, offset by cash outflows from other assets of $7.5 million, principally attributable to the timing of payments to and from contract manufacturers, and other accrued liabilities of $5.2 million, which consisted principally of minimum guaranteed royalty payments associated with technology acquired from New Focus.

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

Contractual Obligations and Commercial Commitments

      Future minimum payments under long-term debt and operating leases are as follows as of April 30, 2004 (in thousands):

	Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$254,444	$2,000	$2,194	$—	$250,250
Operating leases	10,893	4,730	5,906	257	—

Total contractual cash obligations	$265,337	$6,730	$8,100	$257	$250,250

      Long-term debt consists primarily of convertible notes of $100.25 million due October 15, 2008, and $150 million due October 15, 2010 redeemable by us, in whole or in part, at any time after October 15, 2004. Long-term debt also includes a minimum commitment with respect to royalty payments of $4.0 million related to our acquisition of New Focus (see Note 3).

      Operating leases consist of base rents for facilities we occupy at various locations.

      The following table summarizes our commercial commitments as of April 30, 2004 (in thousands):

	Amount of Commitment Expiration per Period

	Total Amount	Less than			After
Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Standby repurchase obligations	$7,038	$7,038	—	—	—

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

Effect of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February  1, 2003. The adoption of FIN 46 did not have a material impact on our financial position, cash flows or results of operations.

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
Commitments and contingent liabilities:
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

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,

	2004	2003	2002

	(In thousands)
Operating activities
Net loss	$(113,833)	$(619,753)	$(218,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,516	24,013	15,499
Compensation expense related to modification of existing options	93	233	—
Compensation expense related to non-employee option grants	891	—	—
Amortization of deferred stock compensation	(105)	(1,719)	11,963
Acquired in-process research and development	6,180	—	2,696
Amortization of beneficial conversion feature of convertible notes	10,220	4,784	2,509
Amortization of goodwill and other purchased intangibles	572	758	129,099
Amortization of acquired developed technology	19,239	21,983	27,119
Amortization of discount on restricted securities	(313)	(543)	—
Loss on debt conversion	10,763	—	—
Gain on extinguishment of debt	(86)	—	—
Loss on retirement of assets	257	—	—
Loss (gain) on sale of product lines	—	37,372	(14,627)
Other-than-temporary decline in fair value of investments	528	—	13,875
Share of losses of equity accounted investee	1,302	764	309
Impairment of minority investments	1,631	12,000	—
Non-cash portion of restructuring charges	—	3,722	—
Impairment of goodwill and intangible assets	—	10,586	—
Cumulative effect of an accounting change to adopt SFAS 142	—	460,580	—
Changes in operating assets and liabilities:
Accounts receivable	537	4,620	8,089
Inventories	5,493	21,619	2,919
Other assets	(7,454)	3,507	207
Income tax receivable	—	7,504	(2,709)
Deferred income taxes	—	—	(30,257)
Accounts payable	6,042	(11,044)	19,413
Accrued compensation	(73)	(3,044)	(300)
Other accrued liabilities	(5,159)	3,133	(6,201)

Net cash used in operating activities	(32,759)	(18,925)	(39,135)

	Fiscal Years Ended April 30,

	2004		2003	2002

	(In thousands)

Investing activities
Purchases of property, equipment and improvements		(13,488)	(18,826)	(60,908)
Purchases of short-term investments		(57,669)	(98,203)	(67,306)
Sale/maturity of short-term investments		62,442	87,391	88,530
Purchases of restricted securities		(14,411)	—	(18,855)
Maturity of restricted securities		8,437	6,562	3,282
Acquisition of subsidiaries, net of cash assumed		—	23	(1,539)
Acquisition of product line assets		(75,270)	(243)	—
Proceeds from sale of product line		—	5,560	18,750
Purchases of, and loan to, minority investments, net of loan repayments		1,684	153	(13,630)

Net cash used in investing activities		(88,275)	(17,583)	(51,676)

Financing activities
Payments on capital lease obligations		—	(361)	(458)
Short-term borrowings		—	—	161
Repayments of borrowings under bank note		—	—	(1,628)
Repayments of borrowings under convertible notes		(1,860)	—	—
Payment received on stockholder notes receivable		596	174	557
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares		6,140	1,724	5,040
Proceeds from issuance of convertible debt, net of issue costs		145,112	—	120,882

Net cash provided by financing activities		149,988	1,537	124,554

Net increase (decrease) in cash and cash equivalents		28,954	(34,971)	33,743
Cash and cash equivalents at beginning of year		40,918	75,889	42,146

Cash and cash equivalents at end of year		$69,872	$40,918	$75,889
Supplemental disclosure of cash flow information
Cash paid for interest		$7,731	$6,578	$3,391
Cash paid for taxes		$334	$159	$126
Supplemental schedule of non-cash investing and financing activities
Deferred stock compensation from acquisitions		$—	$—	$2,350

Issuance of promissory notes on acquisition of product line	$		$6,750	$—

Issuance of common stock upon conversion of promissory note	$		$6,750	$—

Issuance of common stock and warrants and assumption of options in connection with acquisitions		$147	$6,883	$52,859

Issuance of Series A preferred stock and assumption of options in acquisitions		$—	$—	$50,138

Issuance of common stock for fees associated with the purchase of assets		$1,237	$—	$—

Intrinsic value of beneficial conversion feature on convertible debt		$—	$—	$38,270

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

Revenue Recognition

      The Company’s revenue transactions consist predominantly of sales to customers. The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the Company invoices and charges for each separate element based on the list price for such element.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,

	2004	2003

Net unrealized gains/(losses) on available-for-sale securities	(31)	291
Cumulative translation adjustment	741	550

Accumulated other comprehensive loss	$710	$841

Effect of New Accounting Statements

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that if a business enterprise has a controlling interest in a variable interest entity (also known as a special purpose entity), the assets, liabilities and results of operations of the variable interest entity should be included in the Consolidated Financial Statements of the business enterprise. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February  1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following is a summary of the consideration paid by the Company for each of these business combinations and asset acquisitions. For transactions in which shares of Finisar common stock were issued, the value of the shares was determined in accordance with EITF 99-12 using the average closing price of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finisar common stock for the five day period ending two days after the closing of the transaction or when such shares were issued in the case of contingent consideration.

	Stock			Options/Warrants

		Number and			Number and		Cash Including	Total
	Value	Type of		Value	Type of		Acquisition Costs	Consideration
Entity Name	($000)	Shares(1)(2)		($000)	Shares(2)		($000)	($000)

Fiscal 2004
Honeywell	$1,237	545,349	(C)	—	—		$80,853 (3)	$82,091
Fiscal 2003
Genoa	5,727	6,753,247	(C)	671	1,029,601	(W)	500	6,898
New Focus	6,750	4,027,446	(C)	—	—		5,384	12,134
Fiscal 2002
Aifotec	—	—		—	—		2,500	2,500
Transwave	37,840	580,172	(P)	11,806	182,463	(P)	493	50,139

(1)	Excludes contingent consideration pursuant to the acquisition of Transwave, which is discussed below.

(2)	Shares of common stock (C), shares of convertible Series A preferred stock (P), or warrants to purchase common stock (W).

(3)	Including $5,583 included in other accrued liabilities as of April 30, 2004.

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

      At the date of the Transwave acquisition, only the Initial Consideration was recorded for accounting purposes, since the payment of the Deferred Consideration was contingent upon future events that were not then assured of occurring beyond a reasonable doubt. The Deferred Consideration is recorded as additional purchase cost at the then current market price of the common stock if and when the milestones are attained. As of April 30, 2004, 406,171 shares of Finisar common stock has been earned as Deferred Consideration in accordance with the provisions of the merger agreement. As a result, during the first quarter of fiscal 2003 and the first quarter of fiscal 2004, additional goodwill of $485,000 and $147,000, respectively, was recorded in the optical subsystems and components reporting unit. On May 3, 2003, 145,050 of these shares were cancelled. As of April 30, 2004, 318,985 shares of Finisar common stock remained in escrow subject to the achievement of certain milestones.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired

	Net		In-process					Deferred
	Tangible	Developed	Research &	Assembled	Customer			Income	Deferred
Entity Name	Assets	Technology	Development	Workforce	Base	Tradename	Goodwill	Taxes	Compensation	Total(1)

Fiscal 2004
Honeywell	$20,414	$14,862	$6,180	$—	$—	$—	$40,635	$—	$—	$82,091
Fiscal 2003
Genoa	1,929	1,131	—	—	—	—	3,838	—	—	6,898
New Focus	1,512	10,622	—	—	—	—	—	—	—	12,134
Fiscal 2002
Aifotec	2,500	—	—	—	—	—	—	—	—	2,500
Transwave	15	10,387	2,696	946	125	—	39,143	(5,523)	2,350	50,139

(1)	Excludes contingent consideration earned or to be earned pursuant to the acquisition of Transwave, which is discussed above.

      The amounts allocated to current technology were determined based on discounted cash flows which result from the expected sale of products that were being manufactured and sold at the time of the acquisition over their expected useful life. The amounts allocated to in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisitions, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years.

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

      The total consideration paid in the Honeywell transaction was allocated among net tangible assets, developed technology, IPRD and goodwill. The value of developed technology reflects the expected revenues from the sale of optical components operating at 1 and 2 Gbps which were in production at the time of acquisition through the end of their useful life. The value of IPRD was determined based on the completion of several projects using short-wavelength VCSEL technology primarily targeting higher-speed optical communications applications at 4 to 10Gbps as well as products in development based on longer wavelength VCSEL technology for longer distance applications. These projects were estimated to be approximately 30% complete at the time of the acquisition with $3 million remaining to be spent for additional research and development to complete the projects. Work on these projects continues. If the projects are not successfully completed, the Company will not realize any benefits from the expenditure of these funds. The goodwill recorded in this transaction primarily reflects expected synergies to be realized from vertical integration through the ability to supply internally a number of critical components used in manufacturing the Company’s optical subsystem products for short distance market applications, and the estimated value of future technology that should

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result from using the employees of the acquired business and their intellectual know-how to create new products for existing as well as new market applications.

      The total consideration paid for Genoa was allocated among net tangible assets, developed technology and goodwill. The value of developed technology reflects the expected revenues from the sale of linear optical amplifiers that use a single piece of semiconductor material to amplify multiple wavelengths of light for optical communications applications over their remaining useful life. The goodwill recorded in this transaction primarily reflects the value of expected synergies to be realized from vertically integration through the ability to supply internally a number of critical components used in manufacturing the Company’s optical subsystem products for longer distance market applications.

      The total consideration paid for New Focus was allocated among net tangible assets and developed technology. The value of developed technology reflects the expected sale or use of optical components in manufacturing Finisar’s passive optical communication products over their remaining useful life.

      The total consideration paid for Transwave was allocated among net tangible assets, developed technology, IPRD, goodwill, deferred income taxes and deferred compensation. The value of developed technology reflects the expected revenues from the sale of a number of passive optical components through the end of their useful life. The value of IPRD was determined based on the completion of several projects primarily targeting DWDM market applications. These projects were estimated to be approximately 30% complete at the time of acquisition with $5 million remaining to be spent for additional research and development to complete the projects. The projects have since been completed. The goodwill recorded in this transaction primarily reflects the expected synergies to be realized from being vertical integration through the ability to supply internally a number of critical components used in manufacturing Finisar’s passive optical communication products, the cost savings due to the ability to conduct both research and development and manufacturing operations in a low-cost location and the estimated value of future technology that should result from using the employees of the acquired business and their intellectual know-how to create new products.

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

3.	Loan Related to Acquisition of Assets from New Focus, Inc.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Securities

      The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 5 1/4% and 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of April 30, 2004 and April 30, 2003 (in thousands).

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

Cost Method Investments

      Included in minority investments is $16.5 million and $18.1 million at April 30, 2004 and 2003, respectively, representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. The Company’s investments in these early stage companies was primarily motivated by its desire to gain early access to new technology. The Company’s investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested. At the time the Company made its investments, in most cases the companies had not completed development of their products and the Company did not enter into any significant supply agreements with any of the companies in which it invested. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. During fiscal 2004 and 2003, the Company recorded charges of $1.6 million and $12.0 million, respectively, for the impairment in the value of these investments which were recorded under other income (expense), net. During fiscal 2003, two companies raised additional funds in financings in which the Company declined to participate. As a result of the financings, the Company’s investments in the two companies was diluted to an immaterial interest and the Company determined that an impairment event had occurred and wrote off these investments in full. There was no corresponding charge recorded in fiscal 2002.

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

      In fiscal 2003, the Company recorded a charge to cost of revenue of $24.3 million to increase its reserve for excess inventory currently held in both its optical subsystems and components and network test and monitoring systems business segments. The break-down of this charge was as follows:

	Raw	Work in	Finished
	materials	process	goods	Total

Optical subsystems	$8,740,574	$7,716,857	$4,095,407	$20,552,838
Network test	2,664,441	896,532	151,225	3,712,198

Total	$11,405,015	$8,613,389	$4,246,632	$24,265,036

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2002, the Company recorded a charge to cost of revenue of $29.2 million to increase its reserve for excess inventory currently held in both its optical subsystems and components and network test and monitoring systems business segments. The break-down of this charge was as follows:

	Raw	Work in	Finished
	materials	process	goods	Total

Optical subsystems	$26,552,212	$1,472,873	$1,066,789	$29,091,874
Network test	0	108,126	0	108,126

Total	$26,552,212	$1,580,999	$1,066,789	$29,200,000

      The Company makes inventory commitments and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, the Company maintains inventory levels for certain items with long lead times and enters into long-term commitments for certain items. The Company permanently writes off 100% of the cost of inventory that is specifically identified and considered obsolete or excessive to fulfill future sales estimates. Obsolete inventory is defined as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using the Company’s best estimate of future demand at the time, based upon information then available. The Company periodically discards obsolete inventory. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company uses a 12-month demand forecast and, in addition to the demand forecast, also considers:

•	parts and subassemblies that can be used in alternative finished products;

•	parts and subassemblies that are unlikely to be engineered out of its products; and

•	known design changes which would reduce its ability to use the inventory as planned.

Significant differences between the Company’s estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for its products and actual timing, volume and demand mix may result in additional write-offs in the future, or additional usage of previously written-off inventory in future periods for which the Company would benefit by a reduced cost of revenues in those future periods.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During fiscal 2003, the Company initiated actions to reduce its cost structure due to sustained negative economic conditions that had impacted its operations and resulted in lower than anticipated revenues. In May and October 2002, the Company reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of the Company’s U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of the Company’s U.S. operations. During fiscal 2003, the Company sold its Sensors Unlimited subsidiary, closed its Hayward facility, and began the process of closing the facilities occupied by its Demeter subsidiary, all of which were a part of the Company’s optical subsystems and components reporting unit. All key functions were absorbed by the Company’s remaining facilities in the United States. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, a charge of $9.4 million was incurred in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance-related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the third quarter of fiscal 2003, the Company realized a benefit of $1.2 million related to restructuring expenses due to lower than anticipated fees and the consequent reversal of an associated accrual from the termination of an equipment purchase agreement related to the closure of the Demeter subsidiary. During the fourth quarter of fiscal 2004, the Company realized a benefit of $791,000 related to restructuring expenses due to lower than anticipated lease and facility clean-up costs related to the closure of the Demeter subsidiary.

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

      At April 30, 2004, $915,000 related to restructuring activities in fiscal 2003 and 2004 remained in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities				Severance				Total

	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total

Fiscal year 2003 actions
Total charges	3,056	4,492	—	7,548	1,174	656	—	1,830	4,230	5,148	—	9,378
Reversal of charge	—	(1,199)	—	(1,199)	—	—	—	—	—	(1,199)	—	(1,199)
Cash payments	(791)	(1,087)	—	(1,878)	(1,174)	(656)	—	(1,830)	(1,965)	(1,743)	—	(3,708)
Non-cash charges	(1,351)	(2,373)	—	(3,724)	—	—	—	—	(1,351)	(2,373)	—	(3,724)
Balance from fiscal year 2003 actions to April 30, 2004	914	(167)	—	747	—	—	—	—	914	(167)	—	747
Fiscal year 2004 actions
Total charges	—	546	849	1,395	—	701	276	977	—	1,247	1,125	2,372
Reversal of charge	—	(791)	—	(791)	—	—	—	—	—	(791)	—	(791)
Cash payments	—	413	(849)	(436)	—	(701)	(276)	(977)	—	(288)	(1,125)	(1,413)
Balance from fiscal year 2004 actions to April 30, 2004	—	168	—	168	—	—	—	—	—	168	—	168
Total accrual balance at April 30, 2004	914	1	—	915	—	—	—	—	914	1	—	915

16.	Warranty

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FINISAR CORPORATION

FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

	Three Months Ended

	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2004	2004	2003	2003	2003	2003	2002	2002

Statement of Operations Data:
Revenues:
Optical subsystems and components	$48,664	$40,741	$36,432	$34,188	$33,427	$31,929	$32,213	$39,277
Network test and monitoring systems	8,331	5,675	6,344	5,243	6,358	6,818	8,690	7,770

Total revenues	56,995	46,416	42,776	39,431	39,785	38,747	40,903	47,047
Cost of revenues	42,304	32,778	32,041	36,462	29,948	30,975	32,655	36,923
Amortization of acquired developed technology	5,271	4,656	4,656	4,656	4,549	4,598	5,441	7,395

Gross profit (loss)	9,420	8,982	6,079	(1,687)	5,288	3,174	2,807	2,729

Operating expenses:
Research and development	14,734	12,849	13,695	20,915	16,948	11,837	15,994	15,516
Sales and marketing	6,301	4,905	4,557	4,300	4,540	3,966	5,570	6,156
General and administrative	3,912	4,517	4,356	3,953	3,501	3,517	4,333	3,850
Amortization of (benefit from) deferred stock compensation	133	115	(49)	(304)	(1,252)	85	(1,933)	1,381
Acquired in-process research and development	6,180	—	—	—	—	—	—	—
Amortization of goodwill and other purchased intangible assets	143	143	143	143	143	143	143	329
Impairment of goodwill and purchased intangible assets	—	—	—	—	—	10,101	—	485
Restructuring costs	(791)	(1,199)	187	2,185	5,148	3,056	1,174	—
Other acquisition costs	(17)	45	149	45	(9)	176	(166)	197

Total operating expenses	30,595	21,375	23,038	31,237	29,019	32,881	25,115	27,914

Loss from operations	(21,175)	(12,393)	(16,959)	(32,924)	(23,731)	(29,707)	(22,308)	(25,185)
Interest income (expense), net	(2,632)	(2,535)	(15,026)	(5,508)	(1,910)	(1,865)	(1,583)	(1,341)
Other income (expense), net	(640)	(572)	(555)	(2,580)	(449)	(1,211)	(39,316)	(10,338)

Loss before income taxes and cumulative effect of accounting change	(24,447)	(15,500)	(32,540)	(41,012)	(26,090)	(32,783)	(63,207)	(36,864)
Provision for income taxes	45	43	33	213	107	31	30	61

Loss before cumulative effect of accounting change	(24,492)	(15,543)	(32,573)	(41,225)	(26,197)	(32,814)	(63,237)	(36,925)
Cumulative effect of accounting change to adopt SFAS 142	—	—	—	—	—	—	—	(460,580)

Net loss	$(24,492)	$(15,543)	$(32,573)	$(41,225)	$(26,197)	$(32,814)	$(63,237)	$(497,505)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

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

      Harold E. Hughes, Jr. was elected to our board of directors on June 2, 2004. Mr. Hughes has been an independent consultant since 2000. Mr. Hughes was employed by Intel Corporation, a semiconductor manufacturer, from 1974 through 1997 where he held several positions, including Chief Financial Officer (1989-1992) and Treasurer (1979-1986). From 1997 to 2000, Mr. Hughes founded and served as CEO of Pandesic, LLC, a firm providing web-based SAP systems. Mr. Hughes also serves as a director of Xilinx, Inc., a provider of programmable logic solutions, Berkeley Technology Ltd., formerly known as London Pacific

Group, a financial services company, Rambus, Inc., a semiconductor company, and Remec Inc., a communications company. Mr. Hughes holds a B.S. in Economics from the University of Wisconsin and an M.B.A. from the University of Michigan.

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

Code of Ethics

      Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which Finisar does business. The Code, which is applicable to all of our directors, employees and officers, is available at http:// investor.finisar.com/corpgov.cfm. Any substantive amendment or waiver of the Code may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website. In addition, disclosure of any waiver of the Code for directors and executive officers will also be made by the filing of a Form 8-K Report with the SEC.

Item 11.	Executive Compensation

Summary Compensation Information

      The following table sets forth information concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2004, during the fiscal years ended April 30, 2004, 2003 and 2002.

Summary Compensation Table

						Long Term
						Compensation
		Annual Compensation				Awards

					Other Annual	Securities		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation	Underlying Options		Compensation

Jerry S. Rawls	2004	$202,500	—		$6,075	200,000	(1)
President and Chief	2003	218,077	—		5,340	1,000,000	(1)	—
Executive Officer	2002	225,000	—		4,805	—		—
Fariba Danesh(2)	2004	301,346			7,534	750,000	(1)
Senior Vice President	2003	20,827	100,000	(3)	274	750,000	(1)	—
and Chief Operating	2002	—	—		—	—		—
Officer
Kevin Cornell(4)	2004	217,854	—		500
Senior Vice President	2003	40,312	44,727	(3)	—	400,000	(1)	—
and General Manager —	2002	—	—		—	—		—
Network Tools Division
Frank H. Levinson(5)	2004	202,500	—		8,253	200,000	(1)
Chief Technical Officer	2003	72,349	—		13,253	1,000,000	(1)
	2002	22,551	—		608	—
Stephen K. Workman	2004	185,385			2,031	440,000	(1)
Senior Vice President,	2003	193,846	—		1,685	—		—
Finance, Chief Financial	2002	200,000	—		1,846	—		—
Officer and Secretary

(1)	Option vests at the rate of 20% per year over a period of five years.

(2)	Ms. Danesh became Senior Vice President and Chief Operating Officer in April 2003. Ms. Danesh resigned from Finisar in September 2004.

(3)	Signing bonus.

(4)	Mr. Cornell became Senior Vice President and General Manager, Network Tools Division, in July 2003.

(5)	Mr. Levinson voluntarily agreed to forego the payment of salary during portions of fiscal 2002 and 2003.

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

[PERFORMANCE GRAPH]

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

(2)	Includes 21,636,319 shares held by the Frank H. Levinson Revocable Living Trust and 6,485,000 shares held by Seti Trading Co., Inc., a company owned 50% by the Frank H. Levinson Revocable Living Trust and 50% by a trust for which Mr. Levinson’s ex-wife serves as sole trustee. Does not include 2,654,618 shares held by the trustee of the Irrevocable Trust of Frank H. Levinson and Wynnette Levinson dated July 15, 1999, 300,000 shares held by Mr. Levinson’s adult children and 3,975,000 shares held by trusts for Mr. Levinson’s children, as to which shares Mr. Levinson disclaims beneficial ownership. Includes 440,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(3)	Includes 2,832,401 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes 440,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(4)	Includes 207,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(5)	Includes 300,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004. Ms. Danesh resigned from Finisar in September 2004.

(6)	Includes 80,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(7)	Includes 80,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(8)	Includes 18,000 shares which are subject to a right of repurchase in favor of Finisar which lapses over time and 8,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(9)	Includes 8,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

(10)	Includes 18,000 shares subject to a right of repurchase in favor of Finisar and 1,563,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2004.

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

Number of Shares
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Shares
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by stockholders	41,057,605	$2.55	5,694,869 (2)
Equity compensation plan not approved by stockholders	3,354,876	$3.90	2,199,770

(1)	The information presented in this table excludes options assumed by Finisar in connection with acquisitions of other companies. As of April 30, 2004, 124,660 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.11 per share.

(2)	Includes 750,086 shares that are reserved for issuance under the 1999 Employee Stock Purchase Plan.

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

      The following table sets forth the aggregate fees billed to Finisar for the fiscal years ended April 30, 2004 and April 30, 2003 by Finisar’s principal accounting firm, Ernst & Young LLP:

	Year Ended	Year Ended
	April 30, 2004	April 30, 2003

Audit fees(1)	$934,545	$887,000
Audit-related fees(2)	146,744	123,000
Tax fees(3)	193,446	83,000
All other fees(4)	32,210

Total Fees	$1,306,945	$1,093,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of Finisar’s consolidated annual financial statements and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Finisar’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to field verification of royalties from licensees, employee benefit plan audits and, in fiscal 2004, consultations in connection with acquisitions, including the pending acquisition of the Infineon Fiber Optics Business, and consultations concerning financial reporting.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services described above. In fiscal 2004, this category included fees related to the closing of a subsidiary and expatriate advisory services. There were no such fees in fiscal 2003.

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

Page

SCHEDULE II — Valuation and Qualifying Accounts	109

      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

      The exhibits listed in the Index to Exhibits are filed as part of this report (see page 110).

      (b) Reports on Form 8-K

      We filed a Report on Form 8-K dated April 29, 2004 to announce the execution of an agreement between Finisar Corporation and Infineon Technologies AG for the acquisition of Infineon’s fiber optics business unit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 10th day of February, 2005.

FINISAR CORPORATION

BY:	*

JERRY S. RAWLS
President And Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

* Jerry S. Rawls		President and Chief Executive Officer (Principal Executive Officer) and Director	February 10, 2005

* Frank H. Levinson		Chairman of the Board and Chief Technical Officer	February 10, 2005

/s/ STEPHEN K. WORKMAN Stephen K. Workman		Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	February 10, 2005

* Michael C. Child		Director	February 10, 2005

* Roger C. Ferguson		Director	February 10, 2005

* Larry D. Mitchell		Director	February 10, 2005

*By:	/s/ STEPHEN K. WORKMAN Stephen K. Workman Attorney-in-Fact

FINISAR CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions —	End of
	of Period	Expenses	Accounts	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2004	1,487	547	—	399	1,669
Year ended April 30, 2003	1,885	(278)	—	120	1,487
Year ended April 30, 2002	1,229	1,019	—	363	1,885

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.4		Second Amended and Restated Agreement and Plan of Reorganization by and among Finisar Corporation, Transwave Fiber, Inc. and certain principal shareholders of Transwave, dated as of March 19, 2001(1)
2	.5*	Asset Purchase Agreement by and among Honeywell International Inc., Honeywell Intellectual Properties Inc. and Finisar Corporation dated as of January 24, 2004
2	.6*	Master Sale and Purchase Agreement by and between Infineon Technologies AG and Finisar Corporation, dated April 29, 2004
3.4		Amended Bylaws of Registrant(2)
3.5		Restated Certificate of Incorporation of Registrant(3)
3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.7		Restated Certificate of Incorporation of Registrant(4)
3.8		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
3.9		Certificate of Designation(6)
4.1		Specimen certificate representing the common stock(3)
4.2		Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(7)
4.3		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(8)
4.4		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(9)
10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(3)
10.2		1989 Stock Option Plan(3)
10.3		1999 Stock Option Plan(10)
10.4		1999 Employee Stock Purchase Plan(10)
10.13		Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company(3)
10.16		Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2001(8)
10.17		Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 5 1/4% Convertible Subordinated Notes due 2008, dated October 15, 2001(8)
10.18		Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003(9)
10.19		Registration Rights Agreement between the Company and the Initial Purchasers of the Company’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003(9)
10	.20*	Registration Rights Agreement between Infineon Technologies AG and Finisar Corporation dated April 29, 2004
10.21		Executive Retention and Severance Plan
21	.1*	List of Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Auditors
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Document

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed May 16, 2001.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed December 1, 2001 (File No. 333-52546).

(3)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(8)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

*	Previously Filed.