Form 10-Q/A
period 2004-10-31
FINISAR CORP
filed 2005-02-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended October 31, 2004 to restate and amend portions of our original Quarterly Report for this period (the “Original Report”). This Amendment No. 1 amends and restates the following items from the Original Report: (i)Part I, Item I — Financial Statements, (ii) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (iii) Part I, Item 4 — Controls and Procedures. The disclosures set forth in these items in the Original Report, that are amended by this Amendment No. 1 include:

•	the restatement of our financial results for the three and six months ended October 31, 2004 to reflect a $1.8 million reduction in cost of revenues related to certain intercompany transactions which overstated our consolidated cost of revenues for the three and six months ended October 31, 2004;

•	amendments to Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, to reflect the restatement of our financial results; and

•	amendments to Part I, Item 4, Controls and Procedures, to describe changes in our disclosure controls and procedures and our internal controls over financial reporting to address a material weakness.

     The restatement has no affect on our net cash used in operating activities or on our cash and cash equivalents or short-term investments or on the unaudited condensed consolidated statements of cash flows for the periods restated.

     For convenience of reference, we have included in this Amendment No. 1 the items of the Original Report that are not affected by this Amendment. All information in this Amendment No. 1 speaks as of the date of the filing of the Original Report and does not reflect any subsequent information or events, except for the revisions to the items described above.

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A
For the Quarter Ended October 31, 2004

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,2004	April 30, 2004
	(In thousands, except share
	and per share data)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,377	$69,872
Short-term investments	74,870	73,526
Restricted investments	3,722	6,329
Accounts receivable, trade (net)	38,087	28,481
Accounts receivable, other	12,044	11,314
Inventories	38,306	34,717
Prepaid expenses	6,072	4,736
Deferred income taxes	285	2,045

Total current assets	202,763	231,020
Property, plant, equipment and improvements, net	104,000	107,736
Restricted investments, long-term	7,165	8,921
Purchased intangibles, net	41,612	47,961
Goodwill	67,069	60,620
Minority investments	24,434	24,227
Other assets	15,618	14,220

Total assets	$462,661	$494,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,360	$29,460
Accrued compensation	4,823	4,376
Other accrued liabilities	10,820	14,464
Non-cancelable purchase obligations	6,091	7,038
Income tax payable	577	790
Current portion of other long-term liabilities	2,000	2,000

Total current liabilities	52,671	58,128
Long-term liabilities:
Convertible notes, net of unamortized portion of beneficial conversion feature of $18,628 and $20,757 at October 31, 2004 and April 30, 2004, respectively	247,892	229,493
Other long-term liabilities	149	2,194
Deferred income taxes	285	2,045

Total long-term liabilities	248,326	233,732
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value, 223,524,926 shares issued and outstanding at October 31, 2004 and 222,531,335 shares issued and outstanding at April 30, 2004	224	222
Additional paid-in capital	1,261,319	1,259,759
Notes receivable from stockholders	—	(481)
Deferred stock compensation	(41)	(162)
Accumulated other comprehensive income	677	710
Accumulated deficit	(1,100,515)	(1,057,203)

Total stockholders’ equity	161,664	202,845

Total liabilities and stockholders’ equity	$462,661	$494,705

See accompanying notes

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
	(As restated)		(As restated)
Revenues	$71,005	$42,776	$132,882	$82,207
Cost of revenues	49,499	32,041	95,203	68,503
Impairment of acquired developed technology	3,656	—	3,656	—
Amortization of acquired developed technology	6,086	4,656	11,652	9,312

Gross profit	11,764	6,079	22,371	4,392
Operating expenses:
Research and development	17,043	13,695	33,118	34,610
Sales and marketing	7,570	4,557	14,721	8,857
General and administrative	4,995	4,356	9,677	8,309
Amortization of deferred stock compensation	24	(49)	121	(353)
Aquired in-process research and development	318	—	318	—
Amortization of purchased intangibles	170	143	313	286
Restructuring costs	—	187	—	2,372
Other acquisition costs	—	149	—	194

Total operating expenses	30,120	23,038	58,268	54,275

Loss from operations	(18,356)	(16,959)	(35,897)	(49,883)
Interest income	560	656	1,152	1,525
Interest expense	(3,552)	(15,682)	(6,915)	(22,059)
Other expense, net	192	(555)	(1,596)	(3,135)

Loss before income taxes	(21,156)	(32,540)	(43,256)	(73,552)
Provision for income taxes	37	33	56	246

Net loss	$(21,193)	$(32,573)	$(43,312)	$(73,798)

Loss per share — basic and diluted	$(0.09)	$(0.15)	$(0.19)	$(0.35)

Shares used in loss per share calculation — basic and diluted	223,380	215,826	223,155	211,357

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
	2004	2003
	(Unaudited, in thousands)
	(As restated)
Operating Activities:
Net loss	$(43,312)	$(73,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,053	18,248
Amortization of deferred stock compensation	121	(353)
Aquired in-process research and development	318	—
Amortization of purchased intangibles	313	286
Amortization of acquired developed technology	11,652	9,312
Amortization of beneficial conversion feature	2,129	8,088
Loss on conversion of convertible notes	—	10,763
Loss on sale of equipment	1,039	—
Pro-rata share of losses in a minority investment (equity method)	793	473
Amortization of premium (discount) on restricted securities	(146)	(115)
Other than temporary decline in market value of marketable securities	—	528
Loss on retirement of assets	280	42
Impairment of minority investment	—	1,631
Impairment of goodwill and intangible assets	3,656	—
Gain on debt extinguishment	—	(86)
Non-employee option expense	16	891
Other non-cash charges	—	823

Total non-cash adjustment in operating activities	34,224	50,531

Changes in operating assets and liabilities:
Accounts receivable	(9,268)	(927)
Inventories	(3,454)	14,751
Other assets	(5,233)	(991)
Accounts payable	(1,100)	(5,454)
Accrued compensation	447	909
Other accrued liabilities	2,738	(1,315)

Total change in operating assets and liabilities	(15,870)	6,973

Net cash used in operating activities	(24,958)	(16,294)

Investing activities:
Purchases of property, plant, equipment and improvements	(10,916)	(3,551)
Sale of property, plant, equipment and improvements	743	—
Sale/(purchase) of short-term investments	(2,083)	8,422
Maturity of restricted securities	5,156	—
Purchase of minority investments	(1,000)	1,684
Acquisition of product line assets	(6,168)	—

Net cash (used in)/provided by investing activities	(14,268)	6,555

Financing activities:
Payment received on stockholder note receivable	467	279
Payments on other long-term liabilities	(2,022)	—
Proceeds from convertible debt offering net of issuance costs	—	130,903
Repurchase of convertible notes	—	(1,860)
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	286	3033

Net cash (used in)/provided by financing activities	(1,269)	132,355

Net (decrease)/increase in cash and cash equivalents	(40,495)	122,616
Cash and cash equivalents at beginning of period	69,872	40,918

Cash and cash equivalents at end of period	$29,377	$163,534

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,528	$2,762
Cash paid for taxes	$19	$239
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of convertible notes	$—	$33,513
Issuance of common stock on achievement of milestones	$256	$147

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

Revenue Recognition

     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we invoice and charge for each separate element based on the list price for such element.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(As restated)		(As restated)
Net loss-as reported	$(21,193)	$(32,573)	$(43,312)	$(73,798)
Add: Stock-based employee compensation included in net loss	40	(49)	137	(353)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,211)	(10,503)	(9,598)	(19,500)
Net loss-pro forma	$(26,364)	$(43,125)	$(52,773)	$(93,651)

Basic and diluted net loss per share-as reported	$(0.09)	$(0.15)	$(0.19)	$(0.35)

Basic and diluted net loss per share-pro forma	$(0.12)	$(0.20)	$(0.24)	$(0.44)

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(As restated)		(As restated)
Numerator:
Net loss	$(21,193)	$(32,573)	$(43,312)	$(73,798)
Denominator for basic net loss per share:
Weighted-average shares outstanding-total	223,413	216,960	223,283	212,747
Weighted-average shares outstanding-subject to repurchase	(33)	(815)	(128)	(1,070)
Weighted-average shares outstanding-performance stock	—	(319)	—	(320)

Weighted-average shares outstanding-basic and diluted	223,380	215,826	223,155	211,357

Basic and diluted net loss per share	$(0.09)	$(0.15)	$(0.19)	$(0.35)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	4,142	11,039	4,337	7,300
Stock subject to repurchase	33	815	128	1,070
Convertible debt	58,647	24,340	58,647	23,507
Warrents assumed in acquisition	964	1,040	964	1,040
Performance stock	—	—	—	1

Potentially dilutive securities	63,786	37,234	64,076	32,918

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

     The components of comprehensive loss for the three and six months ended October 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(As restated)		(As restated)
Net loss	$(21,193)	$(32,573)	$(43,312)	$(73,798)
Foreign currency translation adjustment	(62)	(88)	59	131
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(98)	(201)	(92)	146

Comprehensive loss	$(21,353)	$(32,862)	$(43,345)	$(73,521)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	October 31,2004	April 30, 2004
Net unrealized losses on available-for-sale securities	$(123)	$(31)
Cumulative translation adjustment	800	741

Accumulated other comprehensive income	$677	$710

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of October 31, 2004
Government agency	$10,887	$—	$(63)	$10,824
Classified as:
Short term - less than 1 year	$3,722	$—	$(13)	$3,709
Long term - 1 to 3 years	7,165	—	(50)	7,115

Total	$10,887	$—	$(63)	$10,824

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2004
Government agency	$15,250	$22	$(85)	$15,187
Classified as:
Short term - less than 1 year	$6,329	$22	$(4)	$6,347
Long term - 1 to 3 years	8,921	—	(81)	8,840

Total	$15,250	$22	$(85)	$15,187

Cost Method Investments

     Included in minority investments at October 31, 2004 and April 30, 2004 are cost method investments of $17.5 million and $16.5 million, respectively. Minority investments at April 30, 2004 represents the carrying value of the Company’s minority investments in four privately held companies accounted for under the cost method. During the quarter ended October 31, 2004, the Company made an investment of $1.0 million in a privately held company accounted for under the cost method.

Equity Method Investments

     Included in minority investments at October 31, 2004 and April 30, 2004 are $6.9 million and $7.7 million respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three and six months ended October 31, 2004, the Company recorded expenses of $432,000 and $793,000, respectively, representing its share of the loss of the investee, which was classified as other income/(expense), net. During the three and six months ended October 31, 2003, the Company recorded expenses of $269,000 and $473,000, respectively.

10. Segments and Geographic Information

     The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SAN), local area networks (LAN), and metropolitan access networks (MAN) applications. Optical subsystems also include multiplexers, demultiplexers and optical add/drop modules used in MAN applications. Optical components consist primarily of packaged lasers and photodetectors which are incorporated in transceivers primarily for LAN and SAN applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet, iSCSI, SAS, and SATA. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.

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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenues:
Optical subsystems and components	$59,912	$36,432	$113,662	$70,620
Network test and monitoring systems	11,093	6,344	19,220	11,587

Total revenues	$71,005	$42,776	$132,882	$82,207

Depreciation and amortization expense:
Optical subsystems and components	$7,789	$6,557	$14,161	$18,118
Network test and monitoring systems	239	24	422	130
Operating loss:
Optical subsystems and components	(7,695)	(10,671)	(18,370)	(35,860)
Network test and monitoring systems	(407)	(311)	(1,468)	(1,321)

Operating loss before unallocated amounts	(8,102)	(10,982)	(19,838)	(37,181)
Unallocated amounts:
Amortization of acquired developed technology	(9,742)	(4,656)	(15,308)	(9,312)
Amortization of deferred stock compensation	(24)	49	(121)	353
Amortization of other intangibles	(170)	(143)	(313)	(286)
Impairment of goodwill and intangible assets	—	—	—	—
Non-employee option expense	—	(891)	—	(891)
Restructuring costs	—	(187)	—	(2,372)
Other acquisition costs	—	(149)	—	(194)
Interest income (expense), net	(2,992)	(15,026)	(5,762)	(20,534)
Acquired In-Process R&D	(318)	—	(318)	—
Other non-operating income (expense), net	192	(555)	(1,596)	(3,135)

Loss before income tax and cumulative effect of accounting change to adopt FAS 142	$(21,156)	$(32,540)	$(43,256)	$(73,552)

     The following is a summary of total assets by segment (in thousands):

	October 31,	April 30,
	2004	2004
Optical subsystems and components	$284,005	$302,128
Network test and monitoring systems	68,466	50,261
Other	110,190	142,316

	$462,661	$494,705

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Revenues from sales to unaffiliated customers:
United States	$48,692	$33,471	$88,327	$62,860
Rest of the world	22,313	9,305	44,555	19,347

	$71,005	$42,776	$132,882	$82,207

     Revenues generated in the U.S. are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 31,	April 30,
	2004	2004
Long-lived assets
United States	$226,218	$230,225
Malaysia	24,015	21,668
Rest of the world	2,499	2,871

	$252,732	$254,764

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended
	October 31,
	2004	2003
Optical subsystems and components	$11,025	$3,989
Network test and monitoring systems	$467	$34

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

12. Restructuring and Assets Impairments

     As of October 31, 2004, $554,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. This amount relates to restructuring activities in fiscal 2003 and remains in other accrued liabilities for payment in future periods as follows (in thousands):

Fiscal year 2003	Facilities				Severance				Total
actions	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total
Fiscal year 2003 actions
Total charges	3,056	4,492	—	7,548	1,174	656	—	1,830	4,230	5,148	—	9,378
Reversal of charge	—	(1,199)	—	(1,199)	—	—	—	—	—	(1,199)	—	(1,199)
Cash payments	(984)	(1,087)	—	(2,071)	(1,174)	(656)	—	(1,830)	(2,158)	(1,743)	—	(3,901)
Non-cash charges	(1,351)	(2,373)	—	(3,724)	—	—	—	—	(1,351)	(2,373)	—	(3,724)

Balance from fiscal year 2003 actions to April 30, 2004	721	(167)	—	554	—	—	—	—	721	(167)	—	554

Fiscal year 2004 actions
Total charges	—	546	849	1,395	—	701	276	977	—	1,247	1,125	2,372
Reversal of charge	—	(791)	—	(791)	—	—	—	—	—	(791)	—	(791)
Cash payments	(167)	412	(849)	(604)	—	(701)	(276)	(977)	(167)	(289)	(1,125)	(1,581)

Balance from fiscal year 2004 actions to April 30, 2004	(167)	167	—	—	—	—	—	—	(167)	167	—	—

Total accrual balance at October 31, 2004	554	—	—	554	—	—	—	—	554	—	—	554

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

16. Sales of Accounts Receivable

     On October 29, 2005, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the quarter ended October 31, 2004, the Company sold approximately $4.0 million of its trade receivables to Silicon Valley Bank under the terms of this agreement.

17. Restatement of Financial Statements

     In reviewing the Company’s inventory accounts in preparation for the close of the third fiscal quarter ended January 30, 2005, the Company’s management discovered that, in October 2004, an intra-company transfer of inventory was erroneously charged to cost of revenues, resulting in an overstatement of cost of revenues in the amount of $1,786,000 for both the three and six months ended October 31, 2004 and an overstatement of accounts payable as of October 31, 2004 by the same amount. We have recorded corrections to reduce cost of revenues for both periods by $1,786,000 and to reduce accounts payable as of October 31, 2004 by the same amount.

     Presented below are the condensed consolidated financial statements of the Company at the date or for the periods specified below (1) as originally reported in the Quarterly Report on Form 10-Q for the three and six months ended October 31, 2004 that the Company initially filed with the Securities and Exchange Commission on December 10, 2004, and (2) as restated in this Amendment No. 1.

FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2004

	(In thousands, except share
	and per share data)
	(As originally reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$29,377	$29,377
Short-term investments	74,870	74,870
Restricted investments	3,722	3,722
Accounts receivable, trade (net)	38,087	38,087
Accounts receivable, other	12,044	12,044
Inventories	38,306	38,306
Prepaid expenses	6,072	6,072
Deferred income taxes	285	285

Total current assets	202,763	202,763
Property, plant, equipment and improvements, net	104,000	104,000
Restricted investments, long-term	7,165	7,165
Purchased intangibles, net	41,612	41,612
Goodwill	67,069	67,069
Minority investments	24,434	24,434
Other assets	15,618	15,618

Total assets	$462,661	$462,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,146	$28,360
Accrued compensation	4,823	4,823
Other accrued liabilities	10,820	10,820
Non-cancelable purchase obligations	6,091	6,091
Income tax payable	577	577
Current portion of other long-term liabilities	2,000	2,000

Total current liabilities	54,457	52,671
Long-term liabilities:
Convertible notes, net of unamortized portion of beneficial conversion feature of $18,628 and $20,757 at October 31, 2004 and April 30, 2004, respectively	247,892	247,892
Other long-term liabilities	149	149
Deferred income taxes	285	285

Total long-term liabilities	248,326	248,326
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value, 223,524,926 shares issued and outstanding at October 31, 2004 and 222,531,335 shares issued and outstanding at April 30, 2004	224	224
Additional paid-in capital	1,261,319	1,261,319
Notes receivable from stockholders	—	—
Deferred stock compensation	(41)	(41)
Accumulated other comprehensive income	677	677
Accumulated deficit	(1,102,301)	(1,100,515)

Total stockholders’ equity	159,878	161,664

Total liabilities and stockholders’ equity	$462,661	$462,661

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31, 2004		October 31, 2004
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)

	(As originally		(As originally
	reported)	(As restated)	reported)	(As restated)
Revenues	$71,005	$71,005	$132,882	$132,882
Cost of revenues	51,285	49,499	96,989	95,203
Impairment of acquired developed technology	3,656	3,656	3,656	3,656
Amortization of acquired developed technology	6,086	6,086	11,652	11,652

Gross profit	9,978	11,764	20,585	22,371
Operating expenses:
Research and development	17,043	17,043	33,118	33,118
Sales and marketing	7,570	7,570	14,721	14,721
General and administrative	4,995	4,995	9,677	9,677
Amortization of deferred stock compensation	24	24	121	121
Aquired in-process research and development	318	318	318	318
Amortization of purchased intangibles	170	170	313	313
Restructuring costs	—	—	—	—
Other acquisition costs	—	—	—	—

Total operating expenses	30,120	30,120	58,268	58,268

Loss from operations	(20,142)	(18,356)	(37,683)	(35,897)
Interest income	560	560	1,152	1,152
Interest expense	(3,552)	(3,552)	(6,915)	(6,915)
Other expense, net	192	192	(1,596)	(1,596)

Loss before income taxes	(22,942)	(21,156)	(45,042)	(43,256)
Provision for income taxes	37	37	56	56

Net loss	$(22,979)	$(21,193)	$(45,098)	$(43,312)

Loss per share — basic and diluted	$(0.10)	$(0.09)	$(0.20)	$(0.19)

Shares used in loss per share calculation — basic and diluted	223,380	223,380	223,155	223,155

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

     The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold these optical components on a stand-alone basis to other manufacturers; however, prior to our acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit in March 2004, the sale of these components into this so-called “merchant market” had not been a strategic priority, and our revenues from the sale of optical subsystems and components consisted predominantly of subsystems sales. As a result of the Honeywell acquisition, we are now selling vertical cavity surface emitting lasers, or VCSELs, in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market. The principal strategic goal of most of our acquisitions to date related to our network test and monitoring business has been to broaden our product portfolio and to gain access to new distribution channels. The acquisition of assets and intellectual property of Data Transit, Inc., in August 2004, was the most recent example of decisions made in pursuit of this strategy. As a result of this acquisition, we expanded our product offerings for SAN test, analysis and monitoring tools to include additional products which test and monitor storage networks using the SAS and SATA protocols.

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

     We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, which is generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we allocate revenue to the separate elements based upon each element’s fair value as determined by the list price for such element.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenues:
Optical subsystems and components	84.4%	85.2%	85.5%	85.9%
Network test and monitoring subsystems	15.6%	14.8%	14.5%	14.1%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.7%	74.9%	71.6%	83.4%
Impairment of acquired developed technology	5.2%	0.0%	2.7%	0.0%
Amortization of acquired developed technology	8.5%	10.9%	8.8%	11.3%

Gross profit (loss)	16.6%	14.2%	16.9%	5.3%
Operating expenses:
Research and development	24.1%	32.0%	24.9%	42.1%
Sales and marketing	10.7%	10.7%	11.1%	10.8%
General and administrative	7.1%	10.2%	7.3%	10.1%
Amortization of deferred stock compensation	0.1%	(0.1)%	0.1%	(0.4)%
Aquired in-process research and development	0.2%	0.0%	0.2%	0.0%
Amortization of purchased intangibles	0.2%	0.3%	0.2%	0.3%
Restructuring costs	0.0%	0.4%	0.0%	2.9%
Other acquisition costs	0.0%	0.3%	0.0%	0.2%

Total operating expenses	42.4%	53.8%	43.8%	66.0%

Loss from operations	(25.8)%	(39.6)%	(26.9)%	(60.7)%
Interest income	0.8%	1.5%	0.9%	1.8%
Interest expense	(5.0)%	(36.6)%	(5.2)%	(26.8)%
Other income (expense), net	0.3%	(1.3)%	(1.2)%	(3.8)%

Loss before income taxes	(29.7)%	(76.0)%	(32.4)%	(89.5)%
Provision for income taxes	0.1%	0.1%	0.1%	0.3%

Net loss	(29.8)%	(76.1)%	(32.5)%	(89.8)%

     Revenues. Revenues increased $28.2 million, or 65.9%, to $71.0 million in the three months ended October 31, 2004 compared to $42.8 million in the three months ended October 31, 2003. This increase reflected a $23.5 million, or 64.6%, increase in sales of optical subsystems and components, to $59.9 million in the three months ended October 31, 2004 compared to $36.4 million in the three months ended October 31, 2003, as well as a $4.7 million, or 74.6%, increase in sales of network test and monitoring systems, to $11.1 million in the three months ended October 31, 2004 compared to $6.4 million in the three months ended October 31, 2003.

     Revenues increased $50.7 million, or 61.6%, to $132.9 million in the six months ended October 31, 2004 compared to $82.2 million in the six months ended October 31, 2003. This increase reflected a $43.1 million, or 60.9%, increase in sales of optical subsystems and components, to $113.7 million in the six months ended October 31, 2004 compared to $70.6 million in the six months ended October 31, 2003, as well as a $7.6 million, or 65.5%, increase in sales of network test and monitoring systems, to $19.2 million in the six months ended October 31, 2004 compared to $11.6 million in the three months ended October 31, 2003.

          Sales of optical subsystems and components and network test and monitoring systems represented 84.4% and 15.6%, respectively, of total revenues in the three months ended October 31, 2004, compared to 85.2% and 14.810%, respectively, in the three months ended October 31, 2003. Sales of optical subsystems and components and network test and monitoring systems represented 85.5% and 14.5%, respectively, of total revenues in the six months ended October 31, 2004, compared to 85.9% and 14.1%, respectively, in the six months ended October 31, 2003.

     The increase in revenues from the sale of optical subsystems and components was primarily the result of an increase in volume of units sold to new and existing customers, partially offset by a decrease in average selling prices. The increase also reflected additional revenue totalling $8.1 million and $17.5 million in the three and six months ended October 31, 2004, respectively, from sales by our Advanced Optical Components division, acquired from Honeywell International, Inc. on March 2, 2004. The increase in revenues from the sale of network test and monitoring systems was due to increased demand for new test equipment used in the development of Fibre Channel SANs operating at 2 Gbps and additional revenue totalling approximately $3.0 million in the three months ended October 31, 2004, from sales of products acquired from product lines acquired from Data Transit.

     Gross Profit. Gross profit increased $5.7 million, or 93.5%, to $11.8 million in the three months ended October 31, 2004 compared to $6.1 million in the three months ended October 31, 2003. Gross profit increased $18.0 million, or 409.4%, to $22.4 million in the six months ended October 31, 2004 compared to $4.4 million in the six months ended October 31, 2003. Gross profit as a percentage of total revenue was 16.6% in the three months ended October 31, 2004 compared to 14.2% in the three months ended October 31, 2003. Gross profit as a percentage of total revenue was 16.9% in the six months ended October 31, 2004 compared to 5.3% in the six months ended October 31, 2003. The increase in gross profit for the three months ended October 31, 2004 was primarily due to a $2.9 million reduction in inventory reserve charges, reductions in material costs and an increase in unit sales, which spread our fixed overhead costs over a higher production volume, offset by a $5.1 million increase in amortization of acquired developed technology. The increase in gross profit for the six months ended October 31, 2004 was primarily due to a $12.9 million reduction in inventory reserve charges, reductions in material costs and an increase in unit sales, which spread our fixed overhead costs over a higher production volume, offset by a $6.0 million increase in amortization of acquired developed technology.

     The charge for slow moving, obsolete and unusable inventory decreased to a negative $1.7 million in the three months ended October 31, 2004 compared to $1.2 million in the three months ended October 31, 2003. In the three months ended October 31, 2004, the negative charge of $1.7 million was comprised of a $5.3 million charge for potential slow-moving, obsolete and unusable inventory, offset by consumption of $4.3 million of previously reserved inventory and reductions in reserves for non-cancellable purchase orders. The charge for slow moving, obsolete and unusable inventory decreased to a negative $4.2 million for the six months ended October 31, 2004 compared to $8.7 million in 2003. For the six months ended October 31, 2004, the negative charge of $4.3 million was comprised of a $7.8 million charge for potential slow-moving, obsolete and unusable inventory, offset by consumption of $9.2 million of previously reserved inventory and reductions in reserves for non-cancellable purchase orders.

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology is associated with several acquisitions completed during fiscal years 2001 through October 2004. Amortization of acquired developed technology increased $5.1 million, or 108.5%, to $9.8 million in the three months ended October 31, 2004 compared to $4.7 million in the three months ended October 31, 2003 and increased $6.0 million, or 64.5%, to $15.3 million in the six months ended October 31, 2004 compared to $9.3 million in the six months ended October 31, 2003. The increase for the three and six months were primarily due to an impairment charge of $3.7 million recorded in October 2004 to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002. Our acquisitions of the Honeywell VCSEL Optical Products business unit in March 2004 and our purchase of assets of Data Transit in August 2004 also contributed to the increases.

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

     Sales and Marketing Expenses. Sales and marketing expenses increased $3.0 million, or 65.2%, to $7.6 million in the three months ended October 31, 2004 compared to $4.6 million in the three months ended October 31, 2003. Sales and marketing expenses increased $5.8 million, or 65.2%, to $14.7 million in the six months ended October 31, 2004 compared to $8.9 million in the six months ended October 31, 2003. The increases were primarily due to increases in salaries and commissions related to our increased revenues. Sales and marketing expenses as a percentage of revenues was unchanged at 10.7% in the three months ended October 31, 2004 and 2003. Sales and marketing expense as a percentage of revenues increased to 11.1% in the six months ended October 31, 2004, compared to 10.8% in the six months ended October 31, 2003.

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

     Other Income (Expense), net. Other income (expense), net, increased $747,000, to net income of $192,000 in the three months ended October 31, 2004 compared to net expense of $555,000 in the three months ended October 31, 2003. Other income (expense), net, increased $1.5 million, or 48.4%, to net expense of $1.6 million in the six months ended October 31, 2004 compared to net expense of $3.1 million in the six months ended October 31, 2003. In the six months ended October 31, 2003, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to funding efforts which suggested that the value of our investment has been impaired. No similar charges were recorded in the six months ended October 31, 2004.

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

Liquidity and Capital Resources

     At October 31, 2004, our cash, cash equivalents and short-term investments were $104.2 million compared to $143.4 million at April 30, 2004. Restricted securities, used to secure future interest payments on our convertible debt were $10.9 million at October 31, 2004 compared to $15.2 million at April 30, 2004. At October 31, 2004, total short and long-term debt was $250.0 million, compared to $233.7 million at April 30, 2004, reflecting the issuance of the convertible note associated with the acquisition of assets from Data Transit.

     Net cash used by operating activities totaled $25.0 million in the six months ended October 31, 2004, compared to $16.3 million in the six months ended October 31, 2003. The use of cash in operating activities in the six months ended October 31, 2004 was primarily a result of operating losses of $43.3 million, and working capital uses of cash of $15.9 million, partially offset by $34.2 million of non-cash charges. The use of cash in operating activities in the six months ended October 31, 2003 was primarily a result of operating losses of $73.8 million, partially offset by $50.5 million of non-cash charges, and working capital in-flows of cash of $7.0 million.

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

We are subject to a number of special risks as a result of our planned acquisition of the fiber optics business unit of Infineon Technologies AG

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit, based in Berlin, Germany. Under the purchase agreement, which was amended in October 11, 2004, the purchase price of the business unit is approximately 109,850,000 shares of Finisar Common Stock. If the conditions to closing are satisfied and the acquisition is consummated, our future results of operation will be substantially influenced by the operations of the new business unit, and we will be subject to a number of risks and uncertainties, including the following:

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

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

     We incurred net losses of $113.8 million, $619.8 million and $218.7 million in our fiscal years ended April 30, 2004, 2003 and 2002, respectively, and $43.3 million in the six months ended October 31, 2004. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our potential inability to fully comply with the requirements of the Section 404 could adversely affect the market price of our common stock

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a through review of our internal control systems and procedures and implementing improvements that will be necessary in order us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This evaluation process has required us to hire additional personnel and engage outside advisory services and will result in additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation of improvements in our internal controls. As a result, we may be unable to fully comply with the requirements of Section 404 by the April 30, 2005 deadline. Our inability to complete the implementation of required improvements in our internal controls by April 30, 2005 or to obtain a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliable of our financial statements and cold adversely affect the market price of our common stock.

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

     We currently have outstanding 5 1/4 convertible subordinated notes due 2008 in the principal amount of $100,250,000 and 2 1/2 convertible subordinated notes due 2010 in the principal amount of $150,000,000. The 5 1/4 notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 2 1/2 notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,020 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 4. Controls and Procedures

     Disclosure Controls and Procedures

     In connection with a review of accrued liability accounts in preparation for the close of our third fiscal quarter ended January 30, 2005, management discovered that, in October 2004, an intra-company transfer of inventory was erroneously charged to cost of revenues, resulting in an overstatement of cost of revenues in the amount of $1,786,000 for both the three and six month periods ended October 31, 2004 and an overstatement of accounts payable as of October 31, 2004 by the same amount. The error was the result of a change in configuration of our Oracle information system that was made improperly and the failure of our review procedures to detect the initial error.

     We have recorded corrections to reduce cost of revenues for both periods by $1,786,000 and to reduce accounts payable as of October 31, 2004 by the same amount. These corrections are reflected in the restated financial statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.

     In connection with our conclusion to restate our financial statements for the quarter ended October 31, 2004, we also considered the disclosure controls and procedures and internal control over financial reporting in place during the quarter. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” We have concluded that controls in place at October 31, 2004 did not adequately prevent or detect the error in our financial statements and that, as such, a material weakness existed at that time. We subsequently made changes in our disclosure controls and our internal controls over financial reporting designed to address these deficiencies. Specifically, management has instituted additional procedures which require our Controller to review all configuration changes to our information system that affect general ledger posting and we have implemented an additional layer of review and approval procedures for all balance sheet reconciliations. We believe these control improvements have corrected the material weakness.

     Prior to the initial filing of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2004. However, as a result of our decision to restate our financial statements, we completed, prior to the filing of this amendment, a second evaluation. Based on this second evaluation, our principal executive officer and principal financial officer concluded that, solely as a result of the material weakness described above, the Company’s disclosure controls and procedures were not effective as of October 31, 2004. However, management believes that the disclosure control and internal control improvements described above that were implemented subsequent to October 31, 2004 have corrected the material weakness that was identified. Based on its second evaluation, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective as of the date of filing this Amendment No. 1.

Internal Control over Financial Reporting

     We did not make any changes in our internal control over financial reporting, as that term is defined in rule 13a-15(f) under the Exchange Act, during the quarter ended October 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as explained above, we made changes to our internal control over financial reporting to address a material weakness identified subsequent to the end of the quarter.

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a thorough review of our internal control systems and procedures and implementing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. The evaluation and attestation requirements of Section 404 will require significant documentation and testing of our internal control environment. These efforts may reveal the need for remediation and realignment of our control processes and additional testing to provide evidence that the remediated controls are effective and functioning as intended. As a result, we may be unable to fully comply with the requirements of Section 404 by the April 30, 2005 deadline.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No 1. to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS
Jerry S. Rawls
Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: February 10, 2005

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