Form 10-Q
period 2005-01-30
FINISAR CORP
filed 2005-03-11
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27999

Finisar Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1308 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)	94-3038428 (I.R.S. Employer Identification No.) 94089 (Zip Code)

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

     At March 1, 2005, there were 258,776,589 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FINISAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2005	April 30, 2004
	(In thousands, except share
	and per share data)
ASSETS

Current assets:
Cash and cash equivalents	$25,753	$69,872
Short-term investments	75,815	73,526
Restricted investments	3,734	6,329
Accounts receivable, trade (net)	33,466	28,481
Accounts receivable, other	9,517	11,314
Inventories	36,296	34,717
Prepaid expenses	7,464	4,736
Deferred income taxes	28	2,045

Total current assets	192,073	231,020
Property, plant, equipment and improvements, net	82,848	107,736
Restricted investments, long-term	7,204	8,921
Purchased intangibles, net	36,066	47,961
Goodwill	67,232	60,620
Minority investments	24,004	24,227
Other assets	15,403	14,220

Total assets	$424,830	$494,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,557	$29,460
Accrued compensation	4,935	4,376
Other accrued liabilities	14,614	14,464
Non-cancelable purchase obligations	6,223	7,038
Income tax payable	52	790
Current portion of other long-term liabilities	2,000	2,000

Total current liabilities	47,381	58,128
Long-term liabilities:
Convertible notes, net of unamortized portion of beneficial conversion feature of $17,558 and $20,757 at January 31, 2005 and April 30, 2004, respectively	247,962	229,493
Other long-term liabilities	125	2,194
Deferred income taxes	28	2,045

Total long-term liabilities	248,115	233,732
Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $0.001 par value, 224,765,778 shares issued and outstanding at January 31, 2005 and 222,531,335 shares issued and outstanding at April 30, 2004	224	222
Additional paid-in capital	1,262,324	1,259,759
Notes receivable from stockholders	—	(481)
Deferred stock compensation	(20)	(162)
Accumulated other comprehensive income	281	710
Accumulated deficit	(1,133,475)	(1,057,203)

Total stockholders’ equity	129,334	202,845

Total liabilities and stockholders’ equity	$424,830	$494,705

See accompanying notes

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues	$73,082	$46,416	$205,964	$128,623
Cost of revenues	51,018	32,778	146,221	101,281
Impairment of acquired developed technology	—	—	3,656	—
Amortization of acquired developed technology	5,376	4,656	17,027	13,968

Gross profit	16,688	8,982	39,060	13,374
Operating expenses:
Research and development	14,535	12,849	47,653	47,459
Sales and marketing	7,179	4,905	21,900	13,762
General and administrative	5,476	4,517	15,153	12,826
Amortization of deferred stock compensation	21	115	142	(238)
Aquired in-process research and development	—	—	318	—
Amortization of purchased intangibles	170	143	483	429
Restructuring costs	—	(1,199)	—	1,173
Impairment of assets	18,798	—	18,798	—
Other acquisition costs	—	45	—	239

Total operating expenses	46,179	21,375	104,447	75,650

Loss from operations	(29,491)	(12,393)	(65,387)	(62,276)
Interest income	561	804	1,713	2,329
Interest expense	(3,872)	(3,339)	(10,787)	(25,398)
Other expense, net	(158)	(572)	(1,754)	(3,707)

Loss before income taxes	(32,960)	(15,500)	(76,215)	(89,052)
Provision for income taxes	—	43	57	289

Net loss	$(32,960)	$(15,543)	$(76,272)	$(89,341)

Loss per share - basic and diluted	$(0.15)	$(0.07)	$(0.34)	$(0.42)

Shares used in loss per share calculation - basic and diluted	224,170	219,900	223,491	214,235

See accompanying notes.

FINISAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31,
	2005	2004
	(Unaudited, in thousands)
Operating Activities:
Net loss	$(76,272)	$(89,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,407	24,257
Amortization of deferred stock compensation	142	(238)
Aquired in-process research and development	318	—
Amortization of purchased intangibles	483	429
Amortization of acquired developed technology	17,027	13,968
Amortization of beneficial conversion feature	3,199	9,126
Loss on conversion of convertible notes	—	10,763
Loss on sale of equipment	1,174	—
Pro-rata share of losses in a minority investment (equity method)	1,223	928
Amortization of premium (discount) on restricted securities	(197)	(220)
Other than temporary decline in market value of marketable securities	—	528
Loss on retirement of assets	286	122
Impairment of minority investment	—	1,631
Impairment of goodwill and intangible assets	3,656	—
Impairment of assets	18,798	—
Gain on debt extinguishment	—	(86)
Non-employee option expense	16	962
Other non-cash charges	—	847

Total non-cash adjustment in operating activities	67,532	63,017
Changes in operating assets and liabilities:
Accounts receivable	(4,647)	(6,045)
Inventories	(1,450)	9,741
Other assets	(4,442)	(3,053)
Accounts payable	(10,066)	(1,455)
Accrued compensation	559	(951)
Other accrued liabilities	6,007	1,599

Total change in operating assets and liabilities	(14,039)	(164)

Net cash used in operating activities	(22,779)	(26,488)
Investing activities:
Purchases of property, plant, equipment and improvements	(15,483)	(7,673)
Sale of property, plant, equipment and improvements	743	—
Sale/(purchase) of short-term investments	(3,300)	7,478
Maturity of restricted securities	5,156	—
Purchase of minority investments	(1,000)	1,684
Acquisition of product line assets	(6,168)	—

Net cash (used in)/provided by investing activities	(20,052)	1,489
Financing activities:
Payment received on stockholder note receivable	467	458
Payments on other long-term liabilities	(3,046)	—
Proceeds from convertible debt offering net of issuance costs	—	130,903
Repurchase of convertible notes	—	(1,860)
Proceeds from exercise of stock options and stock purchase plan net of repurchase of unvested shares	1,291	5,774

Net cash (used in)/provided by financing activities	(1,288)	135,275

Net (decrease)/increase in cash and cash equivalents	(44,119)	110,276
Cash and cash equivalents at beginning of period	69,872	40,918

Cash and cash equivalents at end of period	$25,753	$151,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,538	$2,762
Cash paid for taxes	$174	$269
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of convertible notes	$—	$33,513

See accompanying notes.

FINISAR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Finisar Corporation was incorporated in the state of California on April 17, 1987. In November 1999, Finisar Corporation reincorporated in the state of Delaware. Finisar Corporation designs, manufactures, and markets optical subsystems and components and network test and monitoring systems for high-speed data communications. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SAN), local area networks (LAN) and metropolitan access networks (MAN) applications. Optical subsystems also include multiplexers, demultiplexers and optical add/drop modules used in MAN applications. Optical components consist primarily of packaged lasers and photodetectors which are incorporated in transceivers, primarily for LAN and SAN applications.

Interim Financial Information and Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of January 31, 2005, and for the three and nine month periods ended January 31, 2005 and 2004, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 31, 2005 and its operating results and cash flows for the nine-month periods ended January 31, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2004.

     The balance sheet at April 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2005 ended on August 1, 2004, October 31, 2004 and January 30, 2005, respectively. The first three quarters of fiscal 2004 ended on July 27, 2003, October 26, 2003 and January 25, 2004, respectively.

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

  Concentrations of Credit Risk

     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At January 31, 2005, one optical subsystems and components customer represented 21.4% of total accounts receivable. At April 30, 2004, one optical subsystems and components customer represented 12.2% of total accounts receivable.

  Current Vulnerabilities Due to Certain Concentrations

     Finisar sells products primarily to customers located in North America. During the three and nine months ended January 31, 2005, sales to one optical subsystems and components customer represented 35.8% and 30.4% of total revenues, respectively. During the three and nine months ended January 31, 2004, sales to one optical subsystems and components customer represented 26.3% and 22.1% of total revenues, respectively. No other customer represented more than 10% of sales in any of these periods.

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

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $135,000 and $514,000 in the three and nine months ended January 31, 2005, respectively. Advertising costs were $24,000 and $106,000 in the three and nine months ended January 31, 2004, respectively.

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

  Fair Value of Financial Instruments

     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of January 31, 2005 and April 30, 2004, the fair value of the Company’s convertible subordinated debt was approximately $232.6 million and $230.2 million, respectively.

  Inventories

     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month historical usage model to compute excess inventory and, in addition to the historical usage model, the Company also considers: (1) forecast demand (2) parts and subassemblies that can be used in alternative finished products, (3) parts and subassemblies that are likely to be engineered out of the Company’s products, and (4) known design changes which would reduce the Company’s ability to use the inventory as planned.

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Net loss-as reported	$(32,960)	$(15,543)	$(76,272)	$(89,341)
Add: Stock-based employee compensation included in net loss	21	115	142	(238)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5,248)	(7,021)	(16,085)	(24,746)
Net loss-pro forma	$(38,187)	$(22,449)	$(92,215)	$(114,325)

Basic and diluted net loss per share-as reported	$(0.15)	$(0.07)	$(0.34)	$(0.42)

Basic and diluted net loss per share-pro forma	$(0.17)	$(0.10)	$(0.41)	$(0.53)

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

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three months ended January 31, 2005. For stock options grants the Company used a risk-free interest rate of 3.69%, a volatility factor of 1.144, a weighted-average expected life of the option of 3.84 and a dividend yield of 0%. For the employee stock purchase plan the Company used: risk-free interest rate of 2.85%, a dividend yield of 0%, a volatility factor of 0.99, and a weighted-average expected life of the option of 0.46 years.

     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the three and nine month periods ended January 31, 2004. For stock options grants we used: risk-free interest rates of 2.14% for both periods; a volatility factor of 0.79 and 0.89, respectively; a weighted-average expected life of the option of 3.60 for both periods; and a dividend yield of 0% for both periods. For our employee stock purchase plan the Company used: risk-free interest rates of 2.14% and 1.35%, respectively; a volatility factor of 0.79 and 1.13, respectively; a weighted-average expected life of the option of 0.75 and 0.58, respectively; and a dividend yield of 0% for both periods.

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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Numerator:
Net loss	$(32,960)	$(15,543)	$(76,272)	$(89,341)
Denominator for basic net loss per share:
Weighted-average shares outstanding-total	224,170	220,952	223,576	215,513
Weighted-average shares outstanding-subject to repurchase	—	(733)	(85)	(958)
Weighted-average shares outstanding-performance stock	—	(319)	—	(320)

Weighted-average shares outstanding-basic and diluted	224,170	219,900	223,491	214,235

Basic and diluted net loss per share	$(0.15)	$(0.07)	$(0.34)	$(0.42)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	8,760	17,479	5,480	11,249
Stock subject to repurchase	—	733	85	958
Convertible debt	58,647	58,647	58,647	35,351
Warrants assumed in acquisition	942	977	942	1,018
Performance stock	—	—	—	1

Potentially dilutive securities	68,349	77,836	65,154	48,577

     Excluded from the above listing of potentially dilutive securities are the shares of common stock to be issued upon conversion of the convertible promissory note issued during the three months ended October 31, 2004 as consideration for the purchase of assets of Data Transit Corp. Due to the uncertainty surrounding the timing of conversion, and the fact that conversion price is not fixed, the Company is unable at this time to accurately estimate the number of shares of common stock that will be issued upon conversion of the convertible promissory note.

  Comprehensive Income

     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three and nine months ended January 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004

Net loss	$(32,960)	$(15,543)	$(76,272)	$(89,341)
Foreign currency translation adjustment	(124)	25	(65)	156
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(272)	(31)	(364)	115

Comprehensive loss	$(33,356)	$(15,549)	$(76,701)	$(89,070)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	January 31, 2005	April 30, 2004
Net unrealized losses on available-for-sale securities	$(395)	$(31)
Cumulative translation adjustment	676	741

Accumulated other comprehensive income	281	710

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

     The following is a summary of the initial purchase price allocation for this asset acquisition including $682,000 of transaction costs (in thousands):

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

3. Loans Related to Acquisition of Assets from New Focus, Inc.

     In partial consideration for the purchase of certain assets of New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. Payments of $1.4 million in August 2003, and $2.0 million in September 2004, were made to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments totaling $2.0 million will be paid in August 2005. Because such payments are not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.

4. Inventories

     Inventories consist of the following (in thousands):

	January 31, 2005	April 30, 2004
Raw materials	$12,827	$20,072
Work-in-process	11,710	8,512
Finished goods	11,759	6,133

	$36,296	$34,717

     During the three and nine months ended January 31, 2005, the Company recorded charges of $2.2 million and $10.0 million, respectively, for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $2.7 million and $7.5 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

     During the three and nine months ended January 31, 2004, the Company recorded charges of $2.2 million and $18.8 million, respectively, for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $5.6 million and $13.5 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

5. Property, Plant, Equipment and Improvements

     Property, plant, equipment and improvements consist of the following (in thousands):

	January 31, 2005	April 30, 2004
Land	$9,747	$18,788
Buildings	10,157	21,271
Computer equipment	30,583	27,712
Office equipment, furniture and fixtures	3,249	3,542
Machinery and equipment	102,157	94,002
Leasehold improvements	7,624	6,858

	163,517	172,173
Accumulated depreciation and amortization	(80,669)	(64,437)

Property, plant, equipment and improvements, net	$82,848	$107,736

6. Impairment of Assets

     During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction will be accounted for in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated.

7. Income Taxes

     The Company recorded a provision for income taxes of $0 and $57,000 for the quarter and nine months, respectively, ended January 31, 2005 compared to $43,000 and $289,000 for the quarter and nine months, respectively, ended January 31, 2004. The provision in fiscal 2005 resulted from current year state minimum tax payments and foreign income taxes netted against the return of certain state payments made in fiscal 2004 in excess of the fiscal 2004 final state tax liability. The provision for income taxes in fiscal 2004 primarily consisted of state minimum taxes.

     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of January 31, 2005 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at January 31, 2005 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

8. Deferred Stock Compensation

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

9. Purchased Intangible Assets Including Goodwill

     During fiscal 2004, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $147,000 as a result of payments made upon the achievement of certain milestones specified in the acquisition agreement under which the Company acquired Transwave Fiber, Inc. (“Transwave”), and $40.6 million in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     During the first quarter of fiscal 2005, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $256,000 as a result of payments made upon the achievement of certain milestones specified in the Transwave acquisition agreement. The Company also recorded an additional $7,000 in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     During the second quarter of fiscal 2005, as a result of the acquisition of assets from Data Transit Corp., the Company recorded goodwill in the network test and monitoring systems reporting unit in the amount of $6.2 million as well as additional purchased technology and trade name assets in the amount of $8.5 million and $758,000, respectively. The Company also recorded an additional $32,000 of goodwill in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

     During the third quarter of fiscal 2005, the Company recorded additional goodwill in the network test and monitoring systems reporting unit in the amount of $163,000 in conjunction with the acquisition of Data Transit Corp.

     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical	Network Test
	Subsystems	and
	and	Monitoring	Consolidated
	Components	Systems	Total
Balance at April 30, 2004	$44,620	$16,000	$60,620
Addition related to acquisitions	39	6,317	6,356
Addition related to achievement of milestones	256	—	256

Balance at January 31, 2005	$44,915	$22,317	$67,232

     The following table reflects intangible assets subject to amortization as of January 31, 2005 and April 30, 2004 (in thousands):

	January 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$112,900	$(78,164)	$34,736
Trade name	3,625	(2,295)	1,330

Totals	$116,525	$(80,459)	$36,066

	April 30, 2004
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Purchased technology	$104,387	$(57,481)	$46,906
Trade name	2,867	(1,812)	1,055

Totals	$107,254	$(59,293)	$47,961

     During the second quarter of fiscal 2005, the Company determined that the remaining intangible assets related to certain purchased passive optical technology, related to the Company’s acquisition of certain assets of New Focus, Inc., had a fair value of zero. Accordingly, an impairment charge of $3.7 million was recorded against the remaining net book value of these assets.

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
Remaining 2005	$5,413
2006	16,939
2007	4,511
2008	3,648
2009 and beyond	5,555

10. Available-For-Sale Investments

     The following is a summary of the Company’s available-for-sale investments as of January 31, 2005 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of January 31, 2005
Debt:
Corporate	$41,385	$2	$(188)	$40,200
Government agency	37,322	8	(217)	37,113
Municipal	970	2	(2)	969

Total	$79,677	$12	$(407)	$79,282

Reported as:
Cash equivalents	$3,468	$—	$(1)	$3,467
Short-term investments	76,209	12	(406)	75,815

	$79,677	$12	$(407)	$79,282

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Debt:
Corporate	$84,822	$123	$(71)	$84,874
Government agency	35,199	36	(120)	35,115
Municipal	1,854	5	(4)	1,855

Total	$121,875	$164	$(195)	$121,844

Reported as:
Cash equivalents	$48,318	$—	$—	$48,318
Short-term investments	73,557	164	(195)	73,526

	$121,875	$164	$(195)	$121,844

     The gross realized gains (losses) for the three and nine months ended January 31, 2005 were ($13,000) and $15,000, respectively. The gross realized gains (losses)for the three and nine months ended January 31, 2004 were ($23,000) and $410,000, respectively. The gross realized gains (losses) were immaterial for each of these periods. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities

     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of January 31, 2005 and April 30, 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of January 31, 2005
Government agency	$10,938	$—	$(133)	$10,805
Classified as:
Short term - less than 1 year	$3,734	$—	$(18)	$3,716
Long term - 1 to 3 years	7,204	—	(115)	7,089

Total	$10,938	$—	$(133)	$10,805

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2004
Government agency	$15,250	$22	$(85)	$15,187
Classified as:
Short term - less than 1 year	$6,329	$22	$(4)	$6,347
Long term - 1 to 3 years	8,921	—	(81)	8,840

Total	$15,250	$22	$(85)	$15,187

  Cost Method Investments

     Included in minority investments at January 31, 2005 and April 30, 2004 are cost method investments of $17.5 million and $16.5 million, respectively. Minority investments at April 30, 2004 represents the carrying value of the Company’s minority investments in four privately held companies accounted for under the cost method. During the quarter ended October 31, 2004, the Company made an investment of $1.0 million in a privately held company accounted for under the cost method.

  Equity Method Investments

     Included in minority investments at January 31, 2005 and April 30, 2004 are $6.5 million and $7.7 million, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three and nine months ended January 31, 2005, the Company recorded expenses of $430,000 and $1,223,000, respectively, representing our share of the loss of the investee, which was classified as other income/(expense), net. During the three and nine months ended January 31, 2004, the Company recorded expenses of $454,000 and $928,000, respectively.

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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:

Optical subsystems and components	$63,417	$40,741	$177,079	$111,361
Network test and monitoring systems	9,665	5,675	28,885	17,262

Total revenues	$73,082	$46,416	$205,964	$128,623

Depreciation and amortization expense:
Optical subsystems and components	$6,554	$5,931	$20,715	$24,049
Network test and monitoring systems	270	78	692	208
Operating loss:
Optical subsystems and components	(4,199)	(7,261)	(22,569)	(43,121)
Network test and monitoring systems	(927)	(1,372)	(2,394)	(2,693)

Operating loss before unallocated amounts	(5,126)	(8,633)	(24,963)	(45,814)
Unallocated amounts:
Amortization of acquired developed technology	(5,376)	(4,656)	(17,027)	(13,968)
Amortization of deferred stock compensation	(21)	(115)	(142)	238
Amortization of other intangibles	(170)	(143)	(483)	(429)
Impairment of asset held for sale	(18,798)	—	(18,798)	—
Impairment of acquired developed technology	—	—	(3,656)	—
Non-employee option expense	—	—	—	(891)
Restructuring costs	—	1,199	—	(1,173)
Other acquisition costs	—	(45)	—	(239)
Interest income (expense), net	(3,311)	(2,535)	(9,074)	(23,069)
Acquired In-Process R&D	—	—	(318)	—
Other non-operating income (expense), net	(158)	(572)	(1,754)	(3,707)

Loss before income tax and cumulative effect of accounting change to adopt FAS 142	$(32,960)	$(15,500)	$(76,215)	$(89,052)

     The following is a summary of total assets by segment (in thousands):

	January 31,	April 30,
	2005	2004
Optical subsystems and components	$255,333	$302,128
Network test and monitoring systems	58,740	50,261
Other	110,757	142,316

	$424,830	$494,705

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues from sales to unaffiliated customers:
United States	$61,902	$34,846	$150,229	$97,706
Rest of the world	11,180	11,570	55,735	30,917

	$73,082	$46,416	$205,964	$128,623

     Revenues generated in the U.S. are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 31,	April 30,
	2005	2004
Long-lived assets
United States	$206,522	$230,225
Malaysia	23,898	21,668
Rest of the world	2,337	2,871

	$232,757	$254,764

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine Months Ended
	January 31,
	2005	2004
Optical subsystems and components	$14,877	$7,420
Network test and monitoring systems	$606	$253

12. Warranty

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

     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 31, 2005
Beginning balance	$984
Additions during the period based on products sold	1,027
Settlements	(166)
Changes in liability for pre-existing warranties including expirations	(358)

Ending balance	$1,487

13. Restructuring

     As of January 31, 2005, $392,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006. This amount relates to restructuring activities in fiscal 2003 and remains in other accrued liabilities for payment in future periods as follows (in thousands):

	Facilities				Severance				Total
	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total

Fiscal year 2003 actions
Total charges	$3,056	$4,492	—	$7,548	$1,174	$656	—	$1,830	$4,230	$5,148	—	$9,378
Reversal of charge	—	(1,199)	—	(1,199)	—	—	—	—	—	(1,199)	—	(1,199)
Cash payments	(1,146)	(1,087)	—	(2,233)	(1,174)	(656)	—	(1,830)	(2,320)	(1,743)	—	(4,063)
Non-cash charges	(1,351)	(2,373)	—	(3,724)	—	—	—	—	(1,351)	(2,373)	—	(3,724)
Balance from fiscal year 2003 actions to April 30, 2004	559	(167)	—	392	—	—	—	—	559	(167)	—	392

Fiscal year 2004 actions
Total charges	$—	$546	$849	$1,395	$—	$701	$276	$977	$—	$1,247	$1,125	$2,372
Reversal of charge	—	(791)	—	(791)	—	—	—	—	—	(791)	—	(791)
Cash payments	(167)	412	(849)	(604)	—	(701)	(276)	(977)	(167)	(289)	(1,125)	(1,581)
Balance from fiscal year 2004 actions to April 30, 2005	(167)	167	—	—	—	—	—	—	(167)	167	—	—

Total accrual balance at January 31, 2005	$392	$—	$—	$392	$—	$—	$—	$—	$392	$—	$—	$392

14. Pending Litigation

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 31, 2005. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

16. Sales of Accounts Receivable

     On October 29, 2004, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three and nine months ended January 31, 2005, the Company sold approximately $4.7 million and $8.7 million, respectively, of its trade receivables to Silicon Valley Bank under the terms of this agreement.

17. Subsequent Events

     On February 4, 2005, the Company completed a sale-leaseback transaction on one of its corporate office facilities located in Sunnyvale, California. As a result of this transaction, the Company raised $12.0 million in cash. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction will be accounted for in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated.

     On April 29, 2004, the Company entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit. On October 11, 2004, the Company entered into an amended purchase agreement under which the terms of the acquisition were modified. On January 25, 2005, the Company and Infineon terminated the amended purchase agreement and entered into a new agreement under which the Company acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of the Company’s common stock. The closing of the acquisition took place on January 31, 2005, the first day of our fourth fiscal quarter. The transaction involved the acquisition of product lines, equipment and intellectual property related to Infineon’s optical transceiver and transponder products. The Company did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The 34 million shares of the Company’s common stock issued to Infineon were valued at approximately $59.5 million at the closing and represent approximately 13% of the outstanding shares of the Company’s common stock.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2005 ending April 30, 2005.

     On March 2, 2005, the Company entered into an agreement to acquire InterSAN, Inc. InterSAN is a privately held company located in Scotts Valley, California. Under the terms of the agreement, InterSAN will merge with a wholly-owned subsidiary of Finisar and the holders of InterSAN’s securities will be entitled to receive shares of Finisar common stock having a value of approximately $9.5 million, subject to adjustment as provided in the Agreement. The transaction, which is expected to close in the quarter ending July 31, 2005, will be accounted for as a purchase and is intended to qualify as a tax-free reorganization. Ten percent (10%) of the shares of the Company’s common stock that would otherwise be distributed to the holders of InterSAN’s securities will be deposited into an escrow account for twelve (12) months following the closing to satisfy certain indemnification obligations of the InterSAN stockholders.

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

     The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold these optical components on a stand-alone basis to other manufacturers; however, prior to our acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit in March 2004, the sale of these components into this so-called “merchant market” had not been a strategic priority, and our revenues from the sale of optical subsystems and components consisted predominantly of subsystems sales. As a result of the Honeywell acquisition, we are now selling vertical cavity surface emitting lasers, or VCSELs, in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market. The principal strategic goal of most of our acquisitions to date related to our network test and monitoring business has been to broaden our product portfolio and to gain access to new distribution channels. The acquisition of assets and intellectual property of Data Transit, Inc., in August 2004, was the most recent example of our pursuit of this strategy. As a result of this acquisition, we expanded our product offerings for SAN test, analysis and monitoring tools to include additional products which test and monitor storage networks using the SAS and SATA protocols.

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

Recent Acquisitions

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

Acquisition of Assets of Data Transit Corp.

     On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16,270,000. Transaction costs totaled $682,000. The original principal amount of the convertible promissory note is adjustable downward by up to $3,188,375 should the acquired business fail to achieve certain business integration milestones. The principal balance of the note bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days. We agreed to file a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issuable upon conversion of the convertible promissory note. In reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Securities Act”), the issuance of the convertible promissory note and the shares of our common stock issuable upon conversion of the convertible promissory note were not registered under the Securities Act.

Acquisition of Transceiver and Transponder Product Line From Infineon

     On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit. On October 11, 2004, we entered into an amended purchase agreement under which the terms of the acquisition were modified. On January 25, 2005, we and Infineon terminated the amended purchase agreement and entered into a new agreement under which we acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of our common stock. The closing of the acquisition took place on January 31, 2005, the first day of our fourth fiscal quarter. The transaction involved the acquisition of product lines, equipment and intellectual property related to Infineon’s optical transceiver and transponder products. We did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The 34 million shares of our common stock issued to Infineon were valued at approximately $59.5 million at the closing and represent approximately 13% of the outstanding shares of our common stock.

     The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in our consolidated financial statements beginning in the fourth quarter of fiscal 2005 ending April 30, 2005.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended April 30, 2004.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2005	2004	2005	2004
Revenues:
Optical subsystems and components	86.8%	87.8%	86.0%	86.6%
Network test and monitoring subsystems	13.2%	12.2%	14.0%	13.4%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.8%	70.6%	71.0%	78.7%
Amortization of acquired developed technology	7.4%	10.0%	10.0%	10.9%

Gross profit	22.8%	19.4%	19.0%	10.4%
Operating expenses:
Research and development	19.9%	27.7%	23.1%	36.9%
Sales and marketing	9.8%	10.6%	10.6%	10.7%
General and administrative	7.5%	9.7%	7.4%	10.0%
Amortization of deferred stock compensation	0.1%	0.2%	0.1%	-0.2%
Aquired in-process research and development	0.0%	0.0%	0.2%	0.0%
Amortization of purchased intangibles	0.2%	0.3%	0.2%	0.3%
Restructuring costs	0.0%	-2.6%	0.0%	0.9%
Impairment of assets	25.7%	0.0%	9.1%	0.0%
Other acquisition costs	0.0%	0.1%	0.0%	0.2%

Total operating expenses	63.2%	46.0%	50.7%	58.8%

Loss from operations	-40.4%	-26.6%	-31.7%	-48.4%
Interest income	0.7%	1.7%	0.8%	1.8%
Interest expense	-5.2%	-7.2%	-5.2%	-19.7%
Other expense, net	-0.2%	-1.2%	-0.8%	-2.9%

Loss before income taxes	-45.1%	-33.3%	-36.9%	-69.2%
Provision for income taxes	0.0%	0.1%	0.1%	0.2%

Net loss	-45.1%	-33.4%	-37.0%	-69.4%

     Revenues. Revenues increased $26.7 million, or 57.5%, to $73.1 million in the three months ended January 31, 2005 compared to $46.4 million in the three months ended January 31, 2004. Most of this increase was due to a $22.7 million, or 55.7%, increase in sales of optical subsystems and components, to $63.4 million in the three months ended January 31, 2005 compared to $40.7 million in the three months ended January 31, 2004. Approximately $5.9 million of the increase in sales of optical subsystems and components was related to sales made by our Advanced Optical Components division (“AOC”) acquired from Honeywell International, Inc. on March 2, 2004, $5.5 million was from increased sales of products for short distance LAN/SAN applications and $11.3 million was from increased sales of products for longer distance MAN and telecom applications. The increase in revenues from the sale of these products was primarily the result of increased unit sales, partially offset by a decrease in average selling prices. Sales of network test and monitoring systems increased by $4.0 million, or 70.3%, to $9.7 million in the three months ended January 31, 2005 compared to $5.7 million in the three months ended January 31, 2004. Approximately $2.0 million of this increase was related to sales of products in product lines acquired from Data Transit in August 2004. Excluding the impact of the Data Transit acquisition, total revenues for the three months ended January 31, 2005 increased by $24.7 million, or 53.2% over the comparable period of fiscal 2004.

     On a year-to-date basis, revenues increased $77.4 million, or 60.1%, to $206.0 million in the nine months ended January 31, 2005 compared to $128.6 million in the nine months ended January 31, 2004. Most of this increase was due to a $65.7 million, or 59.0%, increase in sales of optical subsystems and components, to $ 177.1 million in the nine months ended January 31, 2005 compared to $ 111.4 million in the nine months ended January 31, 2004. Approximately $23.1 million of the increase in sales of optical subsystems and components was related to sales by AOC, $13.6 million was from increased sales of products for short distance LAN/SAN applications and $40.7 million was from increased sales for longer distance applications. The increase in revenues from the sale of these products was primarily the result of increased unit sales, partially offset by a decrease in average selling prices. Sales of network test and monitoring systems increased to $28.9 million in the nine months ended January 31, 2005 compared to $17.3 million in the nine months ended January 31, 2004. Approximately $5.0 million of this increase was related to sales of products in product lines acquired from Data Transit with the remainder due to increased sales of new test and monitoring equipment used in the development of Fibre Channel SANs operating at 2 and 4 Gbps. Excluding the impact of the Data Transit acquisition, total revenues for the nine months ended January 31, 2005 increased by $72.4 million, or 56.3% over the comparable period of fiscal 2004.

     Gross Profit. Gross profit increased $7.7 million, or 85.8%, to $16.7 million in the three months ended January 31, 2005 compared to $9.0 million in the three months ended January 31, 2004. Gross profit as a percentage of total revenue increased to 22.8% in the three months ended January 31, 2005 compared to 19.4% in the three months ended January 31, 2004. During the three months ended January 31, 2005 and January 31, 2004, we recorded charges of $2.2 million for obsolete and excess inventory and sold inventory that was written-off in previous periods resulting in a benefit of $2.7 million in the three months ended January 31, 2005, and $5.6 million in the three months ended January 31, 2004. As a result, we recognized a net benefit of $500,000 related to excess and obsolete inventory in the three months ended January 31, 2005, compared to a net benefit of $3.4 million in the three months ended January 31, 2004. Excluding the impact of the amortization of acquired developed technology and impairments thereon and the net impact of excess and obsolete inventory, gross profit would have been $21.6 million, or 29.5% of revenue in the three months ended January 31, 2005, compared to $10.2 million, or 22.1% of revenue, in the three months ended January 31, 2004. This increase in gross profit as a percent of revenues for the three months ended January 31, 2005 was primarily due to an increase in unit sales across all of our product lines, which spread our fixed overhead costs over a higher production volume and a favorable product mix shift where we experienced a significant increase in sales of products for longer distance MAN and telecom applications that typically have higher margins than our products for shorter distance LAN/SAN applications as well as increased sales of network test and monitoring systems that have higher margins than optical subsystems and components.

     Year to date, gross profit increased $25.7 million, or 192.1%, to $39.1 million in the nine months ended January 31, 2005 compared to $13.4 million in the nine months ended January 31, 2004. Gross profit as a percentage of total revenue was 19.0% in the nine months ended January 31, 2005 compared to 10.4% in the nine months ended January 31, 2004. We recorded charges of $10.0 million for obsolete and excess inventory in the nine months ended January 31, 2005, and $18.8 million during the nine months ended January 31, 2004. We sold inventory that was written-off in previous periods resulting in a benefit of $7.5 million in the nine months ended January 31, 2005, and $13.5 million in the nine months ended January 31, 2004. As a result, we recognized a net charge of $2.5 million related to excess and obsolete inventory in the nine months ended January 31, 2005, compared to a net charge of $5.3 million in the nine months ended January 31, 2004. Excluding the impact of the amortization of acquired developed technology and impairments thereon and the net impact of excess and obsolete inventory, gross profit would have been $62.3 million, or 30.3% of revenue, for the nine months ended January 31, 2005, compared to $32.6 million, or 25.4% of revenue, for the nine months ended January 31, 2004. This increase in gross profit as a percent of revenues for the nine months ended January 31, 2005 was for the same reasons as the increase for the most recent quarter discussed above.

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology is associated with several acquisitions completed during fiscal years 2001 through October 2004. Amortization of acquired developed technology increased $720,000, or 15.5%, to $5.4 million in the three months ended January 31, 2005 compared to $4.7 million in the three months ended January 31, 2004 and increased $6.7 million, or 48.1%, to $20.7 million in the nine months ended January 31, 2005 compared to $14.0 million in the nine months ended January 31, 2004. The increase for the three months ended January 31, 2005 was due to the addition of $910,000 of amortization of acquired developed technology related to our acquisition of the Honeywell VCSEL Optical Products business unit in March 2004, and $520,000 of amortization of acquired developed technology related to our purchase of assets of Data Transit in August 2004. The increase was partially offset by the removal of $710,000 of amortization of acquired developed technology related to certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002, for which we recorded an impairment charge in October 2004. The increase for the nine months ended January 31, 2005 was primarily due to an impairment charge of $3.7 million recorded in October 2004 to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002. Our acquisitions of the Honeywell VCSEL Optical Products business unit in March 2004 and our purchase of assets of Data Transit in August 2004, contributed $2.7 million and $1.0 million, respectively, to the increases as well.

     Research and Development Expenses. Research and development expenses increased $1.7 million, or 13.1%, to $14.5 million in the three months ended January 31, 2005 compared to $12.8 million in the three months ended January 31, 2004. The increase was primarily due to the addition of $1.1 million of expenses associated with the operations of the Honeywell VCSEL Optical Products business acquired in March 2004, and additional spending to develop higher speed optical subsystems and components. Research and development expenses increased $194,000, or 0.4%, to $47.7 million in the nine months ended January 31, 2005 compared to $47.5 million in the nine months ended January 31, 2004. Research and development expenses decreased as a percentage of revenue to 19.9% in the three months ended January 31, 2005 compared to 27.7% in the three months ended January 31, 2004 and decreased as a percentage of revenue to 23.1% in the nine months ended January 31, 2005 compared to 36.9% in the nine months ended January 31, 2004 due to increased revenue as a result of increased unit sales.

     Sales and Marketing Expenses. Sales and marketing expenses increased $2.3 million, or 46.4%, to $7.2 million in the three months ended January 31, 2005 compared to $4.9 million in the three months ended January 31, 2004. Sales and marketing expenses increased $8.1 million, or 59.1%, to $21.9 million in the nine months ended January 31, 2005 compared to $13.8 million in the nine months ended January 31, 2004. The increases were primarily due to increases in salaries and commissions related to our increased revenues. Sales and marketing expenses as a percentage of revenue was 9.8% in the three months ended January 31, 2005 compared to 10.6% in the three months ended January 31, 2004. Sales and marketing expense as a percentage of revenue was 10.6% in the nine months ended January 31, 2005 compared to 10.7% in the nine months ended January 31, 2004.

     General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 21.2%, to $5.5 million in the three months ended January 31, 2005 compared to $4.5 million in the three months ended January 31, 2004. General and administrative expenses increased $2.4 million, or 18.1%, to $15.2 million in the nine months ended January 31, 2005 compared to $12.8 million in the nine months ended January 31, 2004. This increase was primarily related to additional expenses associated with the acquisition of the Honeywell VCSEL Optical Products business in March 2004 and an increase in legal expenses associated with efforts to license our intellectual property. General and administrative expenses decreased as a percent of revenues to 7.5% in the three months ended January 31, 2005 compared to 9.7% in the three months ended January 31, 2004 and decreased as a percent of revenues to 7.4% in the nine months ended January 31, 2005 compared to 10.0% in the nine months ended January 31, 2004 due to increased revenue as a result of increased unit sales.

     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation decreased $94,000 to $21,000 in the three months ended January 31, 2005 compared to $115,000 in the three months ended January 31, 2004. Amortization of deferred stock compensation increased $380,000 to $142,000 in the nine months ended January 31, 2005 compared to a benefit of $238,000 in the nine months ended January 31, 2004. This increase was related to the termination of employees in the nine months ended January 31, 2004, with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

     Restructuring Costs. During the quarter ended January 31, 2004, we incurred a benefit from the reversal of certain restructuring accruals of $1.2 million, due to lower than anticipated fees from the termination of a contractual obligation related to the closure of our Demeter subsidiary. For the nine months ended January 31, 2004, restructuring costs of $1.2 million included $2.4 million incurred in the first half of fiscal 2004 related to the completion of consolidating our facilities and operations located at our Demeter subsidiary in El Monte, California into our facilities in Fremont, California, and additional restructuring expenses related to the closing of our facility in Munich, Germany, offset by the third quarter benefit described above.

     Impairment of Assets. During the quarter ended January 31, 2005, we recorded an impairment charge of $18.8 million to write down the carrying value of one of our corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by us of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction will be accounted for in our fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated.

     Interest Income. Interest income decreased $243,000, or 30.2%, to $561,000 in the three months ended January 31, 2005 compared to $804,000 in the three months ended January 31, 2004. Interest income decreased $616,000, or 26.5%, to $1.7 million in the nine months ended January 31, 2005 compared to $2.3 million in the nine months ended January 31, 2004. The decreases in interest income reflect reductions in cash, cash equivalents and short-term investments.

     Interest Expense. Interest expense increased $533,000, or 16.0%, to $3.8 million in the three months ended January 31, 2005 compared to $3.3 million in the three months ended January 31, 2004. This increase was primarily due to the addition of interest expense related to the convertible promissory note issued in August 2004 in connection with our acquisition of certain assets of Data Transit Corp. Interest expense decreased $14.6 million, or 57.5%, to $10.8 million in the nine months ended January 31, 2005 compared to $25.4 million in the nine months ended January 31, 2004. Included in interest expense in the nine months ended January 31, 2004 was a non-cash charge of $10.8 million associated with the exchange of $22.8 million in principal amount of our convertible notes for common stock in privately negotiated transactions concluded during this six-month period. Also, amortization of the discount on our convertible notes decreased $6.0 million, to $3.2 million in the nine months ended January 31, 2005, compared to $9.2 million in the nine months ended January 31, 2004, due to the reduction in balance of our convertible notes. These decreases in interest expense for the nine months ended January 31, 2005 were partially offset by interest on the convertible promissory note issued in August 2004 in connection with the Data Transit Corp. acquisition.

     Other Income (Expense), Net. Other income (expense), net, decreased $414,000, to net expense of $192,000 in the three months ended January 31, 2005 compared to net expense of $572,000 in the three months ended January 31, 2004. Other income (expense), net, decreased $2.0 million, or 52.7%, to net expense of $1.7 million in the nine months ended January 31, 2005 compared to net expense of $3.7 million in the nine months ended January 31, 2004. In the nine months ended January 31, 2004, we recorded an impairment charge of $1.6 million for our minority equity investments in two development stage companies due primarily to funding efforts which suggested that the value of our investment has been impaired. No similar charges were recorded in the nine months ended January 31, 2005.

     Provision for Income Taxes. We recorded provisions for income taxes of $0 and $57,000, respectively, for the quarter and nine months ended January 31, 2005 compared to a provision of $43,000 and $289,000 for the quarter and nine months ended January 31, 2004. The provisions in fiscal 2005 resulted from current year state minimum tax payments and foreign income taxes netted against the return of certain state payments made in fiscal 2004 in excess of the fiscal 2004 final state tax liability. The provisions in fiscal 2004 primarily consisted of state minimum taxes.

     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of January 31, 2005 have been fully offset by a valuation allowance. We do not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2005.

     A portion of the valuation allowance at January 31, 2005 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.

     Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by the Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

Liquidity and Capital Resources

     At January 31, 2005, our cash, cash equivalents and short-term investments were $101.6 million compared to $143.4 million at April 30, 2004. Restricted securities, used to secure future interest payments on our convertible debt were $10.9 million at January 31, 2005 compared to $15.2 million at April 30, 2004. At January 31, 2005, total short and long-term debt was $250.1 million, compared to $233.7 million at April 30, 2004, reflecting the issuance of the convertible note associated with the acquisition of assets from Data Transit.

     Net cash used by operating activities totaled $22.8 million in the nine months ended January 31, 2005, compared to $26.5 million in the nine months ended January 31, 2004. The use of cash in operating activities in the nine months ended January 31, 2005 was primarily a result of operating losses of $76.3 million, and working capital uses of cash of $14.0 million, partially offset by $67.5 million of non-cash charges. The use of cash in operating activities in the nine months ended January 31, 2004 was primarily a result of operating losses of $89.3 million, and working capital uses of cash of $164,000, partially offset by $63.0 million of non-cash charges.

     Net cash used in investing activities totaled $20.1 million in the nine months ended January 31, 2005, compared to net cash provided by investing activities of $1.5 million in the nine months ended January 31, 2004. The use of cash for investing activities in the nine months ended January 31, 2005 consisted primarily of payments related to our purchase of the assets of Honeywell’s VCSEL Optical Products business unit of $5.7 million and payments related to our purchase of assets of Data Transit Corp. of $500,000. Net cash used also consisted of purchases of plant, property and equipment of $15.5 million. Cash provided by investing activities for the nine months ended January 31, 2004 consisted primarily of sales of short-term investments and loan repayments from a company in which we have a minority investment, offset by purchases of property, plant and equipment.

     Net cash used in financing activities totaled $1.3 million in the nine months ended January 31, 2005 and consisted primarily of $3.0 million of payments on other long-term liabilities offset by proceeds of $1.3 million from the exercise of employee stock options, net of repurchase of unvested shares, and by proceeds of $467,000 from payments received on stockholder notes receivable. Net cash provided by financing activities totaled $135.3 million in the nine months ended January 31, 2004, and consisted primarily of $130.9 million of proceeds from issuance of our subordinated convertible notes due 2010, $5.8 million of proceeds from the exercise of employee stock options, net of repurchase of unvested shares, and proceeds of $458,000 from payments received on stockholder notes receivable, offset by the extinguishment of $1.9 million of debt due under our subordinated convertible notes due 2008.

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

Contractual Obligations and Commercial Commitments

     Future minimum payments under long-term debt and operating leases are as follows as of January 31, 2005 (in thousands):

		Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$267,520	$2,000	$15,270	$100,250	$150,000
Operating leases	7,549	4,454	2,974	121	—

Total contractual cash obligations	$275,069	$6,454	$18,244	$100,371	$150,000

     Long-term debt consists of a convertible promissory note of $15.3 million due, if not sooner converted, on August 6, 2006, and two series of convertible subordinated notes in the aggregate principal amount of $100.25 million due October 15, 2008, and $150.0 million due October 15, 2010. The two series of notes are redeemable by the Company, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. Holders of the notes due in 2010 have the right to require the Company to repurchase some or all of their notes on October 15, 2007. The Company may choose to pay the repurchase price in cash, shares of the Company’s common stock or a combination thereof. Long-term debt also includes a minimum commitment with respect to royalty payments of $2.0 million related to our acquisition of certain assets of New Focus (see Note 3).

     Operating leases consist of base rents for facilities we occupy at various locations.

     The following table summarizes our commercial commitments as of January 31, 2005 (in thousands):

	Amount of Commitment Expiration per Period
	Total Amount	Less than	1-3	4-5	After
Commercial Commitments	Committed	1 Year	Years	Years	5 Years
Standby repurchase obligations	$6,223	$6,223	—	—	—

     Standby repurchase obligations consist of materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Total commercial commitments of $6.2 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations.

Off-Balance-Sheet Arrangements

     At January 31, 2005 and April 30, 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Factors That Could Affect Our Future Performance

     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We are subject to a number of special risks as a result of our acquisition of the fiber optics transceiver business of Infineon

          On January 25, 2005, we entered into an agreement with Infineon to acquire certain assets associated with the design, development and manufacture of the optical transceiver and transponder products of Infineon’s fiber optics business unit in exchange for 34,000,000 shares of Finisar Common Stock. The acquisition closed on January 31, 2005. Our future results of operation will be substantially influenced by the operations of the new business, and we will be subject to a number of risks and uncertainties, including the following:

•	The integration of the former Infineon transceiver and transponder products and technology with our products and technology and the transition of the manufacturing operations for such products to our facilities will be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and technology and the transition of manufacturing operations to our facilities. If we are unable to successfully integrate the former Infineon products and technology with our products and technology, or if actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•	We will be dependent on Infineon to supply us with finished goods for a transition period of up to one year while we transfer manufacturing operations to our facilities. Infineon’s failure to supply us with high quality products in a timely manner could adversely affect our operating results and our ability to retain the former customers of Infineon. In addition, we expect to realize lower gross profit margins on the sale of products supplied by Infineon than on the sale of products we manufacture.

•	We plan to transition the manufacture of the former Infineon transceiver and transponder products from Infineon’s production facilities to our facilities over a period of time. Some of the former Infineon customers may be unwilling to purchase products manufactured at our facilities without subjecting the products to new qualification testing procedures, and some customers may be unwilling to undertake these procedures and may elect to buy products from other suppliers. Delays in or losses of sales due to these requalification issues could result in lower revenues which could adversely affect our future operating results.

•	Some of the existing customers for the Infineon products may decide for other reasons to purchase similar products from other competitors. The loss of one or more significant customers of the former Infineon business could result in lower revenues which would adversely affect our future operating results.

•	Immediately prior to the acquisition, Infineon was engaged in a number of ongoing research and development projects related to its transceiver products and related technologies. We may not be able to successfully complete some or all of these projects, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

•	We may incur charges to operations in amounts that are not currently estimable, in the quarter in which the acquisition is completed or in following quarters, to reflect costs associated with integrating the acquired business with our company. These costs could adversely affect our future operating results.

•	Following the completion of the acquisition, Infineon owns approximately 13% of the capital stock of Finisar. The issuance of these shares has caused a significant reduction in the relative percentage interest of current Finisar stockholders. If Infineon does not sell some or all of the shares of Finisar common stock pursuant to this prospectus or otherwise, Infineon may be able to influence the outcome of matters requiring approval by our stockholders. In addition, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us.

•	As a result of the acquisition, Finisar has become a substantiality larger organization, and if our management is unable to effectively manage the combined business, our operating results will suffer.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

          We incurred net losses of $113.8 million, $619.8 million and $218.7 million in our fiscal years ended April 30, 2004, 2003 and 2002, respectively, and $76.3 million in the nine months ended January 31, 2005. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.

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

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes

          We will be required to generate cash sufficient to pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively, and to conduct our business operations. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

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

Our operating expenses may need to be further reduced which could impact our future growth

          We experienced a significant decline in revenues and operating results during fiscal 2002. While revenues have recovered to some extent beginning in fiscal 2003, they have not yet reached levels required to operate on a profitable basis due primarily to higher fixed expenses related to a number of acquisitions, low gross margins and continued high levels of spending for research and development in anticipation of future revenue growth. While we continue to expect future revenue growth, we have taken steps to reduce our operating expenses in order to conserve our cash, and we may be required to take further action to reduce expenses. These expense reduction measures may adversely affect our ability to market our products, introduce new and improved products and increase our revenues, which could adversely affect our business and cause the price of our stock to decline. In order to be successful in the future, we must reduce our operating and product expenses, while at the same time completing our key product development programs and penetrating new customers.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

          The markets for optical components and subsystems and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc. and JDS Uniphase Corporation and a number of smaller venders. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

          We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and could adversely affect our margins. In order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margins.

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

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

          Since October 2000, we have completed the acquisition of six privately-held companies and certain businesses and assets from five other companies, including our recently completed acquisitions of certain assets of the test and monitoring business of Data Transit Corp. and certain assets related to the transceiver and transponder business of the fiber optics business unit of Infineon. In addition, we have entered into a definitive agreement to acquire InterSAN, Inc., a privately-held company that offers storage area management automation software. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In eight of our eleven acquisitions, we issued stock as all or a portion of the consideration. We are obligated to release additional shares from escrow and to issue additional shares in connection with one of our past acquisitions upon the occurrence of certain contingencies and the achievement of certain milestones, and we will issue additional shares in connection with the pending acquisition of InterSAN. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks

          In addition to our principal manufacturing facility in Malaysia, we operate a smaller facility in China and also rely on two contract manufacturers located outside of the United States. We also rely on Infineon who will continue to manufacture transceiver and transponder products for us for a period of time until we are able to transfer manufacturing operations to our production facilities. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

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

•	increased risks related to the operations of our manufacturing facilities in Malaysia;

•	greater risks of disruption in the operations of our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

We may lose sales if our suppliers fail to meet our needs

          We currently purchase several key components used in the manufacture of our products from single or limited sources. We are also dependent on Infineon to supply finished transceiver and transponder products during a transition period of up to one year until we have transitioned the manufacturing operations to other facilities. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products.

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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital

          Through the third quarter of fiscal 2005, we recorded minority equity investments in early-stage technology companies, totaling $44.5 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and we may be required to write off all or a portion of the $24.0 million in such investments remaining on our balance sheet as of January 31, 2005 in future periods.

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

The new requirements of Section 404 of the Sarbanes-Oxley Act will increase our operating expenses, and our potential inability to fully comply with the requirements of Section 404 could negatively impact the price of our common stock

          Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a review of our internal control systems and procedures and implementing and testing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. This process has required us to hire additional personnel and outside advisory services and will result in substantial additional accounting and legal expenses, all of which will cause our operating expenses to increase. In addition, the evaluation and attestation processes required by Section 404 are new and untested, and we have encountered a number of problems and delays in completing the implementation and testing of improvements in our internal controls. As a result, we may be unable to complete the testing procedures that are necessary to comply with the requirements of Section 404 by the April 30, 2005 deadline. Our inability to complete our testing procedures in a timely manner or to receive a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliability of our financial statements and could negatively impact the market price of our common stock.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and Infineon has acquired a large block of our common stock, which will result in a substantial concentration of control and could have the effect of delaying or preventing a change in our control

          As of February 22, 2005, our executive officers, directors and entities affiliated with them beneficially owned approximately 36.1 million shares of our common stock, or approximately 13.9% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, Infineon holds approximately 13% of our outstanding common stock. Accordingly, if Infineon continues to hold its shares, it may also be able to influence the outcome of matters requiring stockholder approval, and Infineon, our executive officers, directors and entities affiliated with them, voting together, may be able to effectively control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders

          We currently have outstanding 5 1/4 convertible subordinated notes due 2008 in the principal amount of $100,250,000 and 2 1/2 convertible subordinated notes due 2010 in the principal amount of $150,000,000. The 5 1/4 notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 2 1/2 notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,060 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $430,000 and $1,223,000 in the three and nine months ended January 31, 2005, respectively, and $454,000 and $928,000 in the three and nine months ended January 31, 2004 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized no impairment in the quarter ended January 31, 2005. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2004.

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

     We have recorded corrections to reduce cost of revenues for both periods by $1,786,000 and to reduce accounts payable as of October 31, 2004 by the same amount. These corrections were reflected in the restated financial statements included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 which we filed on February 10, 2005.

     In connection with our conclusion to restate our financial statements for the quarter ended October 31, 2004, we also considered the disclosure controls and procedures and internal control over financial reporting in place during the quarter. According to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is defined as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” We have concluded that controls in place at October 31, 2004 did not adequately prevent or detect the error in our financial statements and that, as such, a material weakness existed at that time. Prior to January 30, 2005, we made changes in our disclosure controls and our internal controls over financial reporting designed to address these deficiencies. Specifically, management has instituted additional procedures which require our Controller to review all configuration changes to our information system that affect general ledger posting and we have implemented an additional layer of review and approval procedures for all balance sheet reconciliations. We believe, and our independent auditors concur, that these control improvements have corrected the material weakness.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

   Internal Control over Financial Reporting

     Except for the changes described above, we did not make any changes in our internal control over financial reporting, as that term is defined in rule 13a-15(f) under the Exchange Act, during the quarter ended January 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual review and evaluation of our internal control systems, and attestation of these systems by our independent auditors. We are currently undergoing a thorough review of our internal control systems and procedures and implementing and testing improvements that will be necessary in order for us to comply with the requirements of Section 404 by the end of our fiscal year ending April 30, 2005. The evaluation and attestation requirements of Section 404 will require significant documentation and testing of our internal control environment. These efforts may reveal the need for remediation and realignment of our control processes and additional testing to provide evidence that the remediated controls are effective and functioning as intended. As a result, we may be unable to complete our testing procedures that are necessary to comply with the requirements of Section 404 by the April 30, 2005 deadline. Our inability to complete our testing procedures in a timely manner or to receive a timely and favorable attestation by our independent auditors could result in a loss of investor confidence in our financial management and the reliability of our financial statements and could negatively impact the market price of our common stock.

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

Item 6. Exhibits

     The following exhibits are filed herewith:

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Officer

     Dated: March 11, 2005

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