Form 10-K
period 2005-04-30
FINISAR CORP
filed 2005-07-29
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
000-27999
(Commission File No.)
Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308 Moffett Park Drive Sunnyvale, California	94089 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
408-548-1000

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value
(Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
         As of October 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $278,019,000 based on the closing sales price of such stock as reported on the Nasdaq Stock Market on October 29, 2004 of $1.47 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
         As of June 30, 2005, there were 277,048,404 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended April 30, 2005

PART I

Item 1.	Business
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events; however, our business and operations are subject to a variety of risks and uncertainties, and, consequently, actual results may materially differ from those projected by any forward-looking statements. You should not place undue reliance on these forward-looking statements. Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	uncertainty regarding our future operating results;

•	our ability to introduce new products in a cost-effective manner that are accepted in the marketplace;

•	delays or loss of sales due to long product qualification cycles for our products;

•	the possibility of lower prices, reduced gross margins and loss of market share due to increased competition;

•	increased demands on our resources due to the integration of several companies and product lines that we have acquired or may acquire;

•	cost reductions related to our current or future operations which may further reduce our available resources and negatively impact our competitive market position; and

•	the sufficiency of cash flow to meet our debt service obligations and the potential dilution that would result from the conversion of our outstanding subordinated convertible notes.
      Other factors that could cause actual results to differ from expectation are discussed under the heading “Factors that Could Affect Our Future Performance.”
      In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.
Overview
      We are a leading provider of optical subsystems and components and network performance test and monitoring systems. These products enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SAN, LAN and MAN applications. Optical subsystems also include multiplexers, demultiplexers and optical add/drop modules used in MAN applications. We are focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Our line of optical subsystems supports a wide range of network protocols, transmission speeds, distances, physical mediums and configurations. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems. We sell our products primarily to leading storage and networking equipment manufacturers such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company and Qlogic.
      We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1308 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number is (408) 548-1000.

Recent Developments
      During our fiscal year ended April 30, 2005, we acquired one company and certain assets and businesses of two other companies. In the first quarter of fiscal 2006, we completed the acquisition of another company. These acquisitions have enabled us to broaden our product offerings, add new sources of revenues and obtain advanced technologies.

Acquisition of Assets of Data Transit Corp.
      On August 6, 2004, we completed the purchase of substantially all the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a promissory note in the original principal amount of $16.3 million, convertible into shares of our common stock. The acquired business, previously based in San Jose, California, manufactures protocol analyzers and traffic generators and is now operated as a part of our Network Tools Division at our facility in Sunnyvale, California.

Acquisition of Transceiver and Transponder Product Line from Infineon Technologies AG
      On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit. On October 11, 2004, we entered into an amended purchase agreement under which the terms of the original acquisition agreement were modified. On January 25, 2005, we and Infineon terminated the amended purchase agreement and entered into a new agreement under which we acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of our common stock. The closing of the acquisition took place on January 31, 2005, the first day of our fourth fiscal quarter. The transaction involved the acquisition of product lines, equipment and intellectual property related to Infineon’s optical transceiver and transponder products.

Acquisition of I-TECH Corp.
      On April 8, 2005, we completed the acquisition of I-TECH Corp., a privately-held network test and monitoring company based in Eden Prairie, Minnesota in exchange for promissory notes in the aggregate principal amount of approximately $12.1 million, convertible into shares of our common stock. The acquired business is being consolidated with the other operations of our Network Tools Division located in Sunnyvale, California.

Acquisition of InterSAN, Inc.
      On May 12, 2005, we completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California in exchange for approximately 7.1 million shares of our common stock. InterSAN provides network testing and monitoring software and is now operated as a part of our Network Tools Division located in Sunnyvale, California.
Industry Background
      The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Much of this data has become increasingly mission-critical to business enterprises and other organizations that must ensure that it is accessible on a continuous and reliable basis by employees, suppliers and customers over a diverse geographic area. The need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has resulted in large-scale equipment expenditures by enterprises and service providers to expand the capacity, or bandwidth, of their network and storage infrastructures using fiber optic transmission technology.
      Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. These networks are generally classified as LANs, SANs, MANs, and WANs. The portion of a network nearest residential and business customers that connects a LAN or SAN to the public network is frequently referred to as the First Mile. The technologies used to build these networks are continuously changing but retain a common thread — the growing use of digital fiber optics and internet-based protocols to move data faster over greater distances.

Demand for Optical Subsystems in Gigabit Ethernet LANs
      Early LANs were implemented to connect a limited number of users within relatively close proximity. Most of these LANs used the Ethernet transmission protocol that was developed to allow users to share basic common services such as file servers and printers. Because these early LANs had relatively limited performance requirements, short connection distances and low transmission speeds, the equipment used in these LANs were generally connected by copper cabling.
      In response to continually increasing bandwidth and performance requirements, the Gigabit Ethernet standard, which allows LANs to operate at 1 gigabit per second, or Gbps, was introduced in 1998. The use of low-cost optical transceivers has enabled the widespread deployment of Gigabit Ethernet LANs. Ethernet has become the de facto standard user interface for connecting to the public network with nearly 3 billion Ethernet ports deployed worldwide since Ethernet was introduced and 200 million ports shipped in 2004 alone. As a result, most residential and business subscriber traffic begins and ends over Ethernet. And while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data.
      The growth in Gigabit Ethernet connectivity within the enterprise is fueling increased demand for equipment based on the next generation of Ethernet solutions, 10 Gigabit Ethernet, or 10GigE. Since the 10GigE standard was ratified in June 2002, a number of optical products have been introduced for this protocol. These devices include transceivers packaged in various physical form factors, such as Xenpak, XPAK and X2, all of which use a parallel data transmission method known as XAUI. Another solution, known as XFP, supports 10GigE directly through a high-speed serial interface in a smaller physical form factor. The XFP standard combines the advantages of smaller size and lower power requirements with the flexibility to handle data traffic transmitted on 10GigE LANs and Fibre Channel-based SANs as well as MANs and WANs using equipment supporting the Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) protocols.
      According to industry analyst Communications Industry Researchers, Inc. (CIR), sales of network equipment for 10GigE solutions are expected to grow at a compound annual growth rate of 55% between 2005 and 2009. Some of this growth is expected to come at the expense of growth for Gigabit Ethernet links as 10GigE will, in certain instances, replace multiple 1Gbps links. As a result, growth for Gigabit Ethernet connectivity is expected to moderate over this same period. One of the factors driving this growth in demand is the fact that the 10GigE protocol was designed to be compatible with SONET. CIR noted that OC-192 router ports used in SONET networks are 50 times more expensive that the average 10GigE port. We believe that demand for optical subsystems based on 10GigE will initially be focused on upgrading data centers and corporate backbones where businesses and other organizations can consolidate their file servers into a smaller number of high-capacity servers, yielding significant cost savings in the process.

Demand for Optical Subsystems and Components Used in SANs
      Like LAN technology, data storage technology has evolved rapidly over the past decade. Storage devices were initially connected directly to servers using a standard interface protocol known as the Small Computer Systems Interface, or SCSI. The SCSI protocol allows storage devices and servers to communicate at speeds of up to 160 megabytes per second, or Mbps, over a maximum transmission distance of 12 meters and supports a maximum of 16 devices on a shared single bus. Although these distances and speeds were sufficient for early storage applications, SCSI became a limiting technology for today’s storage applications, which require networking at high speeds over long distances in order to connect large numbers of simultaneous users.
      With the evolution of the Internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the dominant cost of a typical information technology department. According to industry analyst IDC, the total capacity of data storage equipment shipped in 2004 increased by 55% over the preceding year and is expected to grow at a compound annual growth rate of 50%

through 2008. In addition, IDC predicts that spending on data storage will outpace spending on servers, telephony and even security software in 2005. This increase in data storage in turn has created a demand for faster, more efficient interconnection of data storage systems with servers and LANs. Contributing to this demand are:

•	the need to connect increasing numbers of storage devices and servers to a growing number of users;

•	the need to interconnect servers and storage systems supplied by multiple vendors;

•	the need to provide switched access to multiple storage systems simultaneously;

•	the increasingly mission-critical nature of stored data and the need for rapid access to this data;

•	the expense and complexity associated with managing increasingly large amounts of data storage;

•	the increasing cost of downtime and the growing importance of disaster recovery capabilities;

•	the limitations of copper wiring in terms of speed versus distance;

•	the migration of smaller discrete SAN islands to single integrated SANs;

•	an increase in demand for higher bandwidth solutions as larger SANs serve a greater number of users across longer distances; and

•	an increase in the number of SANs deployed by small and medium sized businesses.
      In response to these needs, the Fibre Channel interconnect protocol, operating at 1 Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of SCSI while maintaining backward compatibility with the installed base of SCSI-based storage systems. A Fibre Channel SAN consists of a dedicated network that interconnects file servers and their applications to storage resources through a switch or hub. The switch or hub routes the data between servers and storage devices and, to ensure continuous data availability, often is used to route data over multiple paths. Key to enabling the interconnection of equipment in a SAN is the use of fiber optic cable and cost-effective optical transceivers which combine a transmitter for converting an electrical signal into an optical signal and a receiver for performing the reverse function. SANs generally include multiple transceivers, or ports, along the path connecting a server to storage devices so that several signals may be processed at the same time.
      SANs allow sharing of resources thereby reducing the required investment in storage infrastructure and driving a recentralization of the storage function and the creation of larger enterprise SANs. The centralization of storage, in turn, is increasing the demand for higher-bandwidth solutions to provide real time replication of data between different sites for disaster recovery applications. In order to send data over long distances for these applications, SANs can encapsulate the Fibre Channel protocol using Fibre Channel over IP, or FCIP, via the Internet Fibre Channel Protocol, or iFCP, or may use the Internet Small Computer Systems Interface, or iSCSI. We believe that IP-based SANs using the iSCSI interface operating at 10 Gbps in conjunction with higher speed disk drives and using the SATA protocol will simplify the implementation and administration of a SAN while lowering costs compared to Fibre Channel-based SANs. We believe this trend will accelerate the deployment of SANs within the small to medium business market. According to the Dell’Oro Group report, the market for market for SAN equipment will grow at a compound annual growth rate of 20% per year between 2005 and 2009.
      The original Fibre Channel specifications for transmitting data at 1 Gbps also included the capability for data transmission at 2, 4, 8 and 10 Gbps. Manufacturers of switches, HBAs (used in file servers), and storage systems for Fibre Channel SANs are currently deploying hardware and software solutions that transmit data at 2 Gbps and have recently begun to deploy devices operating at 4 Gbps. We believe that the widespread deployment of optical transceivers operating 8 and 10 Gbps will not begin until 2007 or thereafter.

Demand for Optical Subsystems in Metropolitan Area Networks and the First Mile
      The need of residential and business users, who now have extensive gigabyte per second transmissions capacity in their buildings and local networks, to connect to the public network has resulted in new “choke”

points in today’s network infrastructure: in the “First Mile” or “local loop” for network access and in MANs themselves, where islands of data are connected by a “copper straw” reducing transmission rates to megabits per second or slower over a combination of twisted pair wire, T-1 lines, frame relay and wireless links.
      Technologies used to supply multi-gigabit bandwidth in WANs, such as dense wavelength division multiplexing, or DWDM, solutions using up to 32 wavelengths, are proving to be too costly in most cases to deploy in MANs on any large scale. Coarse wavelength division multiplexing, or CWDM, which combines fewer wavelengths, can provide additional bandwidth on more economical terms. CWDM systems typically use only eight wavelengths, spaced 20 nanometers, or nm, apart. While offering less capacity than DWDM systems, CWDM systems are also far less complex than DWDM systems that must be cooled and highly controlled, further adding to their cost. We believe that new technologies such as 10 GigE used in conjunction with CWDM are likely to be the preferred solution in many MAN applications with DWDM solutions deployed on a limited basis where network congestion is particularly severe.
      In addition to lower transmission rates, the “copper straw” through which data must travel in a MAN often requires that the data be converted to formats based on an array of protocols including point-to-point (PPP), asynchronous transfer mode (ATM) or SONET/SDH or a combination thereof before it arrives at its intended destination, and then reconverted once again to Ethernet format. The complexity of translating protocols adds to the cost of the networking infrastructure required to perform this translation as well as carrier operating expenses.
      The benefits of moving data in native Ethernet format are considerable. End-to-end Ethernet solutions enable users to reduce carrier operating expenses and the investment in network infrastructure compared to legacy private line, frame relay and ATM services. These savings emanate from three sources:

•	engineering and operational support related to the configuration and maintenance of multiple protocols as well as fault isolation and diagnosis of network problems;

•	network inefficiencies resulting from the need to convert data into multiple formats which often results in usage of less than 20% of the available bandwidth; and

•	the ability to benefit from economies of scale as a result of using standard Ethernet interfaces.
      The provisioning of incremental Ethernet-based bandwidth can be remotely adjusted using software whereas SONET/SDH-based solutions typically require additional equipment at the network operating center and additional operations to change the connection at the customer demarcation point. The ubiquity of the Ethernet interface results in substantially lower costs per port compared to other lower-speed solutions, allowing users to significantly reduce their capital expenditures. The commonality of an end-to-end solution also means suppliers can combine multiple network devices into a single network element.
      As a result of these developments, industry analyst Infometrics estimates that the carrier market for metro Ethernet ports is expected to increase at a compound annual rate of 75% between 2004 and 2008. As with all emerging technologies, these estimates are subject to a wide range of possible outcomes. Nevertheless, we believe that the adoption of next generation Ethernet-based solutions for MANs will stimulate the use of modular optical transceivers as the technology of choice as equipment designers develop next generation systems.

Demand for Optical Subsystems in Wide Area Networks
      WANs were originally designed to handle voice signals that required bandwidth to be reserved for each call for as long as it lasted despite periods of limited use. These networks were the first to utilize digital fiber optics due to the limitations of copper wire over long distances. The SONET and SDH communications protocols were created to transmit and receive data transported over these networks.
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
      Until the mid-1990s, most WAN networks relied on a single wavelength of light to carry the digital information to be transmitted between various points on the network. With the introduction of DWDM, multiple wavelengths of light spaced 1.6 nm apart could be combined or multiplexed onto a single fiber, thus enhancing the capacity of these networks by up to 12,000% without the added cost associated with laying new fiber in the ground. Today wavelength spacing is even finer with spacing of 0.8 nm or even 0.4 nm resulting in systems with literally hundreds of wavelengths transmitted on a single optical fiber.
      The introduction of DWDM-based systems in 1997 resulted in enormous amounts of additional bandwidth. As a result, CIBC World Markets estimates that spending for all networking equipment fell on the order of 55% between 2000 and 2003 reflecting this excess capacity as well as a slowing economy. In response, many systems manufacturers sold their captive internal optical technologies to independent suppliers during the past several years in order to focus on their core competency of system design. It has also freed systems designers to pursue the adoption of more cost effective technologies in their new equipment designs including the use of modular optics originally designed for use in LANs and SANs but modified for the longer distance transmission requirements of MANs and WANs. We believe that, as these new systems are adopted and deployed, there will be an increased demand for modular optical subsystems and components for use in MAN and WAN applications.

Demand for High-Speed Data Communication Test and Monitoring Systems
      The demand for equipment to test and monitor the performance of high-speed data communications networks can generally be categorized into two major segments: equipment for testing and monitoring Gigabit Ethernet LANs; and equipment for testing and monitoring SANs. In each of these segments, equipment is sold both to original equipment manufacturers, or OEMs, who require extensive testing in the development of their products to ensure system performance and reliability and to operators of data centers who require their networks to be tested or monitored on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades. Systems manufacturers for both LANs and SANs typically focus on the design and development of their own products and turn to specialized independent suppliers for state-of-the-art test equipment in order to accelerate the time required to develop new products.
      The market for testing and monitoring Gigabit Ethernet LANs is well established. As higher speed transmission protocols such as 10GigE are introduced, system testing becomes more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. We believe the emergence of 10GigE will drive new product designs by OEMs as well as the need to test and monitor that equipment in data centers and will be an important driver of demand for high performance, easy-to-use test systems for LANs.
      The market for testing and monitoring SANs is more challenging in many respects than the more pervasive Ethernet-based LAN networks due in part to the fact that multiple protocols have emerged including iSCSI, Fibre Channel, FCIP, and, more recently, the SAS and SATA protocols used in the disk drive industry. In addition, higher speed versions of these protocols are being introduced such as 4Gbps Fibre Channel which are also creating demand for new test equipment by systems manufacturers. The market for test equipment for systems manufacturers is well established. The market for testing and monitoring SANs within data centers is fragmented with each system manufacturer supplying testing and monitoring systems for the equipment which they supply. Due to the fact that multiple protocols are encountered in a typical SAN, including Ethernet, and the fact that variety of equipment is used to build a SAN, including storage arrays, file servers, switches and disk drives, the typical data center operator has had to rely on a disparate array of testing and monitoring tools, none of which provide a single unbiased view of the performance of the network. The need for such a capability has become more critical with the ongoing accumulation of data which must be stored and managed and the growing number of users who are connected to and dependent on the information residing at these data centers. We believe the market for testing and monitoring solutions for data center operators that offer a single correlated view of network traffic and that alert data center operators even before network performance becomes an issue is just emerging.
Business Strategy
      In order to maintain our position as a leading supplier of fiber optic subsystems and components and network performance test and monitoring systems, we are pursuing the following business strategies:
      Continue to Invest in Critical Technologies. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and network performance test systems. We have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first transceiver incorporating digital diagnostics (1995), the first CWDM GBIC transceiver (2001), the first DWDM GBIC transceiver (2002) and the first 4Gbps transceiver to ship in volume (2004). We have also been a pioneer in the use of the XFP small form factor for 10GigE applications, having shipped the first product under this protocol in 2002 and the first 40 km and 80 km versions in 2004. In network performance testing and monitoring, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003) and the first 4Gbps and 10Gbps Fibre Channel analyzers (2004). We intend to maintain our technological leadership through continual enhancement of our existing products and the development of new products as evolving technology permits higher speed transmission of data, with greater capacity, over longer distances. We are also focused on increased product integration to enhance the price/performance capabilities of our products.
      Expand Our Broad Product Line of Optical Subsystems. We offer a broad line of optical subsystems which operate at varying protocols, speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, 10GigE and SONET and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the expansion of our product line to add key products to meet our customers’ needs.
      Expand Our Broad Product Line of Network Performance Test and Monitoring Systems. We offer a broad line of test and monitoring systems to assist our customers in efficiently designing reliable, high-speed networking systems and testing and monitoring the performance of storage-based and Ethernet-based networks, and we are currently focusing our efforts on the development of products that address the emerging storage-based network market. We believe our test systems enable original equipment manufacturers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market. Our monitoring solutions for these networks provide real time feedback to data center operators enabling them to detect network bottlenecks and other performance related hardware issues. We have recently completed several acquisitions that have enabled us to improve and expand our line of test and monitoring systems.
      Leverage Core Competencies Across Multiple, High-Growth Markets. We believe that fiber optic technology will remain the transmission technology of choice for multiple data communication markets, including Gigabit and 10-Gigabit Ethernet-based LANs and MANs, Fibre Channel-based SANs and SONET-based MANs and WANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations, physical medium and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols can be leveraged into leadership positions as these technologies are extended across multiple data communications applications and into other markets and industries such as automotive and consumer electronics products.

      Strengthen and Expand Customer Relationships. Over the past 18 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets.
      Acquire Critical Technologies. Since 2000, we have acquired a number of companies and certain businesses and assets of other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities, and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products. These acquisitions have enabled us to:

•	create an internal capability for manufacturing certain active optical components such as vertical cavity surface emitting lasers, or VCSELs, Fabry-Perot, or FP, lasers and distributed feedback, or DFP, lasers;

•	create an internal capability for manufacturing certain passive optical products such as isolators, filters, splitters, quarter wave plates, interleavers and polarization beam combiners; and

•	expand our product lines and know-how to address new markets such as the testing and monitoring of Gigabit Ethernet and SAN networks and optical subsystems and components for automotive and consumer electronics applications.
We will continue to review opportunities to acquire businesses, product lines and technologies that may enable us to expand our product offerings, introduce new innovative products or reduce our product costs.
      Develop Low Cost Manufacturing Capabilities. We believe that new markets can be created by the introduction of new, low-cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. Access to low-cost manufacturing resources are a key factor in the ability to offer a low-cost product solution. We acquired a manufacturing facility in Ipoh, Malaysia in order to take advantage of low-cost off-shore labor while protecting access to our intellectual property and know-how. We continue to seek ways to lower our production costs through improved product design and improved manufacturing and testing processes.
Products
      In accordance with the guidelines established by the Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), we have determined that we operate in two segments: optical subsystems and components; and network test and monitoring systems. We provide a broad line of complementary products within each of these segments.

Optical Subsystems and Components
      Optical data networks require optical subsystems that convert electrical signals into optical signals and back into electrical signals at high speeds. Our optical subsystems are integrated into our customers’ systems and used for both short- and intermediate-distance fiber optic communications applications.
      Our family of optical subsystem products consists of transmitters, receivers and transceivers principally based on the Gigabit Ethernet, Fibre Channel and SONET protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photo detectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.
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
      For SAN applications which rely on the Fibre Channel standard, we currently provide optical subsystems for transmission applications at 1, 2 and 4 Gbps and have demonstrated products operating at 8 Gbps. We currently provide optical subsystems for data networking applications based on the Gigabit Ethernet standard which transmit signals at 1 Gbps. As a result of the acquisition of Infineon’s transceiver product lines, we now offer such products based on the XAUI interface as well as the XFP form factor. For SONET-based MANs, we supply optical subsystems which are capable of transmitting at 2.5 Gbps, and we have recently expanded that product line to include products that operate at less than 1 Gbps.
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
      As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including VCSELs, FP lasers, DFB lasers, PIN detectors, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers and linear semiconductor optical amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell VCSELs and limited quantities of other components in the so-called “merchant market” to other subsystems manufacturers.

Network Performance Test and Monitoring Systems
      Our testing and monitoring solutions allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including 10GigE, iSCSI, FCIP, SAS and SATA. Our test and monitoring solutions have historically been sold primarily to system manufacturers who use such equipment in the development of new products for SANs. We believe we have a significant share of this market and a much smaller share of the market for testing and monitoring solutions for LANs.
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
      The Xgig is the industry’s first “blade based” approach to testing and monitoring data networks and allows multiple protocols to be tested within the same hardware platform. Separate blades exist for the following capabilities:

•	traffic analysis (analyzers) at 1, 2, 4 and 10 Gbps that capture data traffic into a large memory buffer so that the data can be analyzed by developers to detect problems on a Fibre Channel network;

•	jammers that inject errors into data networks to simulate how the network responds and recovers from such problems; and

•	bit-error rate testers, or BERTs, that debug and test switches and disk array products.

      Our line of probes are typically sold to operators of data centers for monitoring their installed networks on a 24 X 7 basis. They include the following:

•	our THG product line and Surveyor software for monitoring Gigabit Ethernet networks;

•	Netwisdom which provides a comprehensive view of SAN performance including routers, switches and file servers which are typically used in a SAN network; and

•	PATHLINE SAN management software, which we acquired in May 2005 with our acquisition of InterSAN, features of which we plan to incorporate into our Xgig product platform.
      We also offer other specialized test equipment including generators for generating Fibre Channel traffic to stress SAN networks which are typically used in conjunction with an analyzer.
Customers
      To date, our revenues have been principally derived from sales of optical subsystems and components to original equipment manufacturers. Sales to these customers accounted for 86% of our total revenues in both fiscal 2005 and 2004 and 82% in 2003, with the remainder of revenues in each year representing sales of network performance test and monitoring systems. Sales of products for LAN and SAN applications represented 59%, 60% and 55% of our total optical subsystems revenues in fiscal 2005, 2004 and 2003, respectively. Our test and monitoring systems are sold to original equipment manufacturers for testing and validating equipment designs and to operators of data centers for testing, monitoring and troubleshooting the performance of their Ethernet and storage-based networks. Approximately 23% of our test and monitoring revenues in 2005 were derived from sales for monitoring applications, and most of the remainder consisted of sales to equipment manufacturers. Sales to our top three customers represented approximately 39% of our total revenues in both fiscal 2005 and 2004 and 29% in fiscal 2003. Sales to Cisco Systems accounted for 28%, 22% and 10% of our total revenues in fiscal 2005, 2004 and 2003, respectively. No other customer accounted for 10% of revenues in any of these years.
Technology
      The development of high quality fiber optic subsystems and components and network performance test and monitoring systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:
      High Frequency Semiconductor Design. Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon, or Si CMOS, and Silicon Germanium, or SiGe BiCMOS, semiconductor technologies where circuit element frequencies are very fast and can be as high as 60 gigahertz, or GHz. We have designed proprietary circuits including laser drivers, receiver pre-and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4 and 10 Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.
      Optical Subassembly Design. We established ourselves as a low-cost design leader beginning with our initial Gbps optical subsystems in 1992. From that base we have developed single-mode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.
      Complex Logic Design. Our network test and monitoring equipment designs are based on field programmable gate arrays, or FPGAs. Our network products are being used to operate with clock frequencies of up to 212.5 megahertz, or MHz, and logic densities up to 6 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products.
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
      Wafer Fabrication. The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for making PIN receivers and 1310nm FP and DFB lasers used in our longer distance transceivers. While these longer distance products comprised approximately 40% of our optical subsystem revenues in fiscal 2005, this foundry currently supplies only our internal demand for PIN receivers and FP lasers. We expect to qualify our internally fabricated DFB lasers during fiscal 2006. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and making 850nm VCSEL components used in all of our short distance transceivers for LAN and SAN applications. These applications represented 59% of our optical subsystem revenues in fiscal 2005.
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
      We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon having one of the broadest product lines in the industry, a sizeable installed base and a low-cost manufacturing facility in Ipoh, Malaysia. We believe that the addition of our new Xgig product line for testing and monitoring multiple network protocols within the same hardware platform combined with unique software solutions for monitoring and troubleshooting SANs, has strengthened our competitive position within the network test and monitoring market.
Sales, Marketing and Technical Support
      We sell our products in North America through our direct sales force and a network of independent manufacturers’ representatives. For sales of our optical subsystems and components, we utilize a direct sales force augmented by two domestic distributors, 16 domestic manufacturers’ representatives, two international manufacturers’ representatives and 30 international resellers. For sales of our performance network test and monitoring systems, we utilize a direct sales force augmented by 10 domestic manufacturers’ representatives and 31 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance to the territories they cover.
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
Manufacturing
      We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility in May 2001 has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. During fiscal 2005, we transferred a portion of our new product introduction operations from our facility in Sunnyvale, California to our Ipoh, Malaysia facility. We continue to conduct a portion of our new product introduction activities at our Sunnyvale facility where we also conduct supply chain management for certain components, quality assurance and documentation control operations. We conduct wafer fabrication operations at our facilities in Fremont, California. The operations of our Advanced Optical Components, or AOC, Division, which we acquired from Honeywell International Inc. in March 2004, including wafer fabrication, are currently conducted at a facility in Richardson, Texas that we lease from Honeywell. In the fourth quarter of fiscal 2005, we leased a facility in Allen, Texas, and we are preparing to transfer the operations of the AOC Division to this facility in the second half of fiscal 2006.
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
      Although we use standard parts and components for our products where possible, we currently purchase several key components from single or limited sources. Our principal single source components purchased from external suppliers include ASICs and DFB lasers. In addition, all of the short wavelength VCSEL lasers used in our LAN and SAN products are currently produced by our AOC Division at our facility in Richardson, Texas. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. We generally try to maintain a buffer inventory of key components. However, any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.
      We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the demand for such components in relation to each supplier’s manufacturing capacity, internal manufacturing capacity, contract terms and demand for a component at a given time.

Research and Development
      In fiscal 2005, fiscal 2004 and fiscal 2003, our research and development expenses were $62.8 million, $62.2 million and $60.3 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other markets, including the automotive and consumer electronics industries. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.
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
Intellectual Property
      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own 333 issued U.S. patents and 790 patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents (see “Item 3. Legal Proceedings”), and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.
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
Employees
      As of April 30, 2005, we employed approximately 2,580 full-time employees, 636 of whom were located in the United States and 1,944 of whom were located at our production facilities in Ipoh, Malaysia and Shanghai, China and in Singapore where we conduct research and development activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.
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

We are subject to a number of special risks as a result of our recent acquisition of the fiber optics transceiver business of Infineon Technologies AG
      On January 25, 2005, we entered into an agreement with Infineon Technologies AG to acquire certain assets associated with the design, development and manufacture of the optical transceiver and transponder products of Infineon’s fiber optics business unit in exchange for 34,000,000 shares of Finisar common stock. The acquisition closed on January 31, 2005. Our future results of operation will be substantially influenced by the operations of the new business, and we are subject to a number of risks and uncertainties related to the acquisition, including the following:

•	The integration of the former Infineon transceiver and transponder products and technology with our products and technology and the transition of the manufacturing operations for such products to our facilities will be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and technology and the transition of manufacturing operations to our facilities. If we are unable to successfully integrate the former Infineon products and technology with our products and technology, or if actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•	We will be dependent on Infineon to supply us with finished goods for a transition period of up to one year while we transfer manufacturing operations to our facilities. Infineon’s failure to supply us with high quality products in a timely manner could adversely affect our operating results and our ability to retain the former customers of Infineon. In addition, we expect to realize lower gross profit margins on the sale of products supplied by Infineon than on the sale of products we manufacture until such time as those products are manufactured by us.

•	We plan to transition the manufacture of the former Infineon transceiver and transponder products from Infineon’s production facilities to our facilities over a period of time. Some of the former Infineon customers may be unwilling to purchase products manufactured at our facilities without subjecting the products to new qualification testing procedures, and some customers may be unwilling to undertake these procedures and may elect to buy products from other suppliers. Delays in or losses of sales due to these requalification issues could result in lower revenues which could adversely affect our future operating results.

•	Some of the existing customers for the Infineon products may decide for other reasons to purchase similar products from other competitors. The loss of one or more significant customers of the former Infineon business could result in lower revenues which would adversely affect our future operating results.

•	Immediately prior to the acquisition, Infineon was engaged in a number of ongoing research and development projects related to its transceiver products and related technologies. We may not be able to successfully complete some or all of these projects, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

•	We may incur charges to operations in amounts that are not currently estimable to reflect costs associated with integrating the acquired business with our company. These costs could adversely affect our future operating results.

•	At the closing of the acquisition, we issued 34 million shares of our common stock to Infineon, which represented approximately 13% of the outstanding capital stock of Finisar at that time. The issuance of these shares caused a significant reduction in the relative percentage interest of current Finisar stockholders. In April 2005, Infineon sold the 34 million shares to certain funds managed by VantagePoint Venture Partners in a private transaction.

•	As a result of the acquisition, Finisar has become a substantiality larger organization, and if our management is unable to effectively manage the combined business, our operating results will suffer.

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results
      Since October 2000, we have completed the acquisition of eight privately-held companies, including our recent acquisitions of I-TECH Corp. in April 2005 and InterSAN, Inc. in May 2005, and certain businesses and assets from five other companies, including our recently completed acquisitions of certain assets related to the transceiver and transponder business of the fiber optics business unit of Infineon. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 10 of our 13 acquisitions, we issued stock as all or a portion of the consideration. We will issue additional shares upon conversion of the promissory notes issued as consideration for the acquisitions of Data Transit and I-TECH. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.
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
      Several of our past acquisitions have not been successful. During fiscal 2003, we sold some of the assets acquired in two prior acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we have incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming future problems encountered in connection with our past or future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
      We incurred net losses of $114.1 million, $113.8 million and $619.8 million in our fiscal years ended April 30, 2005, 2004 and 2003, respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.
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

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
      We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250 million at April 30, 2005. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

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

We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families
      We currently derive substantially all of our revenue from sales of our optical subsystems and components and network performance test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems and components or our network performance test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs, and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies, as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
      A small number of customers have accounted for a significant portion of our revenues. For example, sales to our top three customers represented 39% of our revenues in fiscal 2005, including sales to Cisco Systems, which represented 28%. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share
      The markets for optical subsystems and components and network performance test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Agilent Technologies, Inc. and JDS Uniphase Corporation and a number of smaller venders. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share.

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

Shifts in our product mix may result in declines in gross margins
      Our gross profit margins vary among our product families, and are generally higher on our network test and monitoring systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN or SAN applications. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks
      In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in China and Singapore and also rely on two contract manufacturers located outside of the United States. We also rely on Infineon to manufacture transceiver and transponder products for us until we are able to transfer manufacturing operations to our production facilities. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

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

We may lose sales if our suppliers fail to meet our needs
      We currently purchase several key components used in the manufacture of our products from single or limited sources. We are also dependent on Infineon to supply finished transceiver and transponder products during a transition period of up to one year until we have transitioned the manufacturing operations to other facilities. We depend on these current and future sources to meet our production needs. Moreover, we depend on the quality of the products supplied to us over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts for any of our components. As a result, a supplier can discontinue supplying components to us without penalty. If a supplier discontinued supplying a component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products.
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

We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital
      Through fiscal 2005, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our recent investment of $4.75 million in CyOptics is a similar minority equity investment. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. We may be required to write off all or a portion of the $21.4 million in such investments remaining on our balance sheet as of April 30, 2005 in future periods.

We are subject to pending legal proceedings
      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss the complaint was denied. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. On April 13, 2005, the Court held a further conference to determine the final form, substance and program of class notice and set a hearing for January 9, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

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

Our failure to protect our intellectual property may significantly harm our business
      Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents, and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and VantagePoint Venture Partners has recently acquired a large block of our common stock, that has resulted in a substantial concentration of control and could have the effect of delaying or preventing a change in our control
      As of June 30, 2005, our executive officers and directors and certain entities affiliated with them beneficially owned approximately 36.7 million shares of our common stock, or approximately 13.1% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, certain funds managed by VantagePoint Venture Partners, of which David C. Fries, a director of the Company, is a managing director hold approximately 12.3% of our outstanding common stock. Accordingly, if VantagePoint Venture Partners continues to hold its shares, it may also be able to influence the outcome of matters requiring stockholder approval, and VantagePoint Venture Partners, our executive officers, directors and entities affiliated with them, voting together, may be able to effectively control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders
      We currently have outstanding 5 1/4% convertible subordinated notes due 2008 in the principal amount of $100.3 million and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $150.0 million. The 5 1/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 2 1/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,060 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. Our right to repurchase the notes, in whole or in part, with shares of our common stock is subject to the registration of the shares of our common stock to be issued upon repurchase under the Securities Act, if required, and registration with or approval of any state or federal governmental authority if such registration or approval is required before such shares may be issued. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Our future operating results may be subject to volatility as a result of exposure to foreign exchange risks
      We are also exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country’s currency, our products may be less competitive in that country and our revenues may be adversely affected.
      Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringit, the Chinese yuan and the Euro. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. On July 21, 2005, the People’s Bank of China announced that the yuan will no longer be pegged to the U.S. dollar but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. This development increases the risk that Chinese-sourced materials and labor could become more expensive for us. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

Item 2.	Properties
      Our principal facilities are located in California, Texas, Malaysia and China.
      We lease a 75,000 square foot building in Sunnyvale, California for our corporate headquarters under a lease that expires in July 2006. We also lease a 92,000 square foot facility in Sunnyvale consisting of three buildings under a lease that expires in February 2020. We conduct research and development, sales and marketing, general and administrative, and limited manufacturing operations at our Sunnyvale facilities. We plan to move some of these operations to our Fremont facility (described below) and consolidate the remaining Sunnyvale operations into the 92,000 square foot facility in the second half of fiscal 2006.
      We own a 640,000 square foot manufacturing facility in Ipoh, Malaysia, where we conduct our principal manufacturing operations. The land upon which the facility is located is subject to a long term lease.
      We lease facilities, totaling approximately 44,000 square feet, in Fremont, California under leases that expire in February 2006. We conduct wafer fabrication operations at these facilities. We are currently negotiating an extension of this lease.
      We lease approximately 54,300 square feet in Hayward, California. This lease expires in January 2006, and the facility is currently vacant.
      We lease approximately 18,250 square feet of general office space in Scotts Valley, California under a lease that expires in November 2010. We acquired this leased facility in connection with our acquisition of InterSAN in May 2005.
      We lease approximately 26,400 square feet of general office space in Eden Prairie, Minnesota under a lease that expires in March 2010. We acquired this leased facility in connection with our acquisition of I-TECH in April 2005. We intend to consolidate the former I-TECH operations at our other facilities in the first quarter of fiscal 2006 and seek to sublease the Minnesota facility thereafter.
      We lease approximately 57,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of our subsidiary, Transwave Fiber (Shanghai), Inc. This lease expires in September 2005, and we are currently negotiating an extension of this lease.
      In connection with our acquisition of Honeywell’s VCSEL Optical Products business unit, we entered into a lease with Honeywell for a manufacturing facility in Richardson, Texas, totaling approximately 50,000 square feet, where the operations of our AOC Division are currently being conducted. This lease expires in November 2006. In February 2005, we leased a 160,000 square foot facility in Allen, Texas, and we are preparing to transfer the operations of the AOC Division to this facility in the second half of fiscal 2006. A portion of this facility consisting of approximately 35,000 square feet is currently subleased.
      We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of our Medusa Technologies Division. This lease expires in July 2008.
      We lease approximately 4,540 square feet of general office space in Singapore under a lease that expires in February 2008. We conduct research and development and logistics operations at this facility.

Item 3.	Legal Proceedings
      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. On April 13, 2005, the Court held a further conference to determine the final form, substance and program of class notice and set a hearing for January 9, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
      On April 4, 2005, we filed an action in the United States District Court, Eastern District of Texas, Beaumont Division against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit alleges that DirecTV willfully infringes our U.S. Patent No. 5,404,505 by making, using, selling, offering to sell and/or importing systems and/or methods that embody one or more of the claims of our patent. On May 13, 2005, DirecTV answered the complaint. DirecTV’s only counterclaim is defensive in nature, seeking a declaration of non-infringement, patent invalidity and patent unenforceability. The trial is scheduled for June 6, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2005.

Executive Officers of the Registrant
      Our executive officers and their ages as of June 30, 2005, are as follows:

Name	Position(s)	Age

Jerry S. Rawls	President and Chief Executive Officer	60
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	52
David Buse	Senior Vice President and General Manager, Network Tools Group	54
Anders Olsson	Senior Vice President, Engineering	52
Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary	54
Joseph A. Young	Senior Vice President and General Manager, Optics Group	48
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
      David Buse has served as our Senior Vice President and General Manager, Network Tools Group, since June 2005. Mr. Buse joined Finisar in December 2003 as our Senior Vice President, Sales and Marketing. From May 2002 to September 2003, Mr. Buse was employed as Vice President of Worldwide Sales and Marketing of Silicon Bandwidth, an interconnect technology company. Prior thereto, he spent over 20 years at Raychem/ Tyco in various positions, most recently serving as Americas National Sales Manager. Mr. Buse holds a B.S. in Engineering Management from the United States Air Force Academy and an M.B.A. from UCLA.
      Anders Olsson joined Finisar in January 2004 as our Senior Vice President, Engineering. From April 2003 to December 2003, Dr. Olsson was President and Chief Executive Officer of Photon-X Inc., an optical sensing company. From April 2000 to April 2003, Dr. Olsson was the Chief Operating Officer and Chief Technical Officer of CENiX Inc, a high-speed integrated subsystems company for data-com and telecom markets. Before co-founding CENiX, Dr. Olsson held a number of positions at Bell Laboratories, Lucent Network Systems, and Lucent Microelectronics; the first in basic research and the last as Optoelectronics General Manager and Vice President. Dr. Olsson holds an M.S. in Engineering from Chalmers University of Technology of Gothenburg, Sweden, and a Ph.D. in Electrical Engineering from Cornell University.
      Stephen K. Workman has served as our Senior Vice President, Finance and Chief Financial Officer since March 1999 and as our Secretary since August 1999. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.
      Joseph A. Young has served as our Senior Vice President and General Manager, Optics Group, since June 2005. Mr. Young joined Finisar in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2005 Quarter Ended:
April 30, 2005	$1.26	$1.12
January 31, 2005	$1.78	$1.66
October 31, 2004	$1.47	$1.42
July 31, 2004	$1.53	$1.41
Fiscal 2004 Quarter Ended:
April 30, 2004	$3.26	$1.77
January 31, 2004	$4.14	$2.80
October 31, 2003	$3.41	$1.62
July 31, 2003	$1.94	$1.09
      The closing price of our common stock as reported on the Nasdaq National Market on June 30, 2005 was $1.05. The approximate number of stockholders of record on June 30, 2005 was 471. This number does not include stockholders whose shares are held in trust by other entities. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
      We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
      You should read the following selected financial data in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2005, 2004 and 2003 and the balance sheet data as of April 30, 2005 and 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2002 and 2001 and the balance sheet data as of April 30, 2003, 2002 and 2001 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$280,823	$185,618	$166,482	$147,265	$188,800
Cost of revenues	205,631	143,585	130,501	136,626	131,551
Amortization of acquired developed technology	22,268	19,239	21,983	27,119	10,900
Impairment of acquired developed technology	3,656	—	—	—	—

Gross profit (loss)	49,268	22,794	13,998	(16,480)	46,349

Operating expenses:
Research and development	62,799	62,193	60,295	54,372	33,696
Sales and marketing	29,783	20,063	20,232	21,448	16,673
General and administrative	23,374	16,738	15,201	19,419	10,160
Amortization of (benefit from) deferred stock compensation	162	(105)	(1,719)	11,963	13,542
Acquired in-process research and development	1,558	6,180	—	2,696	35,218
Amortization of purchased intangibles	1,104	572	758	129,099	53,122
Impairment of tangible assets	18,798	—	—	—	—
Impairment of goodwill and intangible assets	—	—	10,586	—	—
Restructuring costs	287	382	9,378	—	—
Other acquisition costs	—	222	198	3,119	1,130

Total operating expenses	137,865	106,245	114,929	242,116	163,541
Loss from operations	(88,597)	(83,451)	(100,931)	(258,596)	(117,192)
Interest income (expense), net	(12,072)	(25,701)	(6,699)	(68)	14,217
Other income (expense), net	(12,582)	(4,347)	(51,314)	1,360	18,546

Loss before income taxes and cumulative effect of an accounting change	(113,251)	(113,499)	(158,944)	(257,304)	(84,429)
Provision (benefit) for income taxes	856	334	229	(38,566)	1,020

Loss before cumulative effect of an accounting change	(114,107)	(113,833)	(159,173)	(218,738)	(85,449)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)	—	—

Net loss	$(114,107)	$(113,833)	$(619,753)	$(218,738)	$(85,449)

	Fiscal Years Ended April 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Net loss per share — basic and diluted:
Before cumulative effect of an accounting change	$(0.49)	$(0.53)	$(0.82)	$(1.21)	$(0.53)
Cumulative per share effect of an accounting change to adopt SFAS 142	—	—	(2.35)	—	—

Net loss	$(0.49)	$(0.53)	$(3.17)	$(1.21)	$(0.53)

Shares used in basic and diluted per share calculations	232,210	216,117	195,666	181,136	160,014
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss	$(114,107)	$(113,833)	$(619,753)	$(90,957)	$(32,857)
Net loss per share — basic and diluted	$(0.49)	$(0.53)	$(3.17)	$(0.50)	$(0.21)
Shares used in computing pro forma net loss per share	232,210	216,117	195,666	181,136	160,014

	As of April 30,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$102,362	$143,398	$119,438	$144,097	$146,111
Working capital	120,272	172,892	149,967	222,603	249,000
Total assets	488,985	494,705	423,606	1,041,281	1,029,995
Long-term liabilities	265,274	233,732	101,531	106,869	45,354
Total stockholders’ equity	144,290	202,845	274,980	879,002	941,851
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
      In October 2002, we sold our subsidiary, Sensors Unlimited, Inc. to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003, we acquired Genoa Corporation and announced the closure of Demeter Technologies and the consolidation of all active device development and wafer fabrication operations into the Genoa facility. The consolidation was completed in fiscal 2004. During the second quarter of fiscal 2004, we completed the closure of our German facility associated with the acquisition of AIFOtec, GmbH. The intellectual property, technical know-how and certain assets related to the German operations were consolidated with our operations in Sunnyvale, California, during the second quarter of fiscal 2004.
      The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. We have also sold these optical components on a stand-alone basis to other manufacturers; however, prior to our acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit in March 2004, the sale of these components into this so-called “merchant market” had not been a strategic priority, and our revenues from the sale of optical subsystems and components consisted predominantly of subsystems sales. As a result of the Honeywell acquisition, we are now selling vertical cavity surface emitting lasers, or VCSELs, in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market. The principal strategic goal of most of our acquisitions to date related to our network test and monitoring business has been to broaden our product portfolio and to gain access to new distribution channels. The acquisition of assets and intellectual property of Data Transit, Inc. in August 2004, I-TECH Corp. in April 2005, and InterSAN, Inc. in May 2005 were examples of our pursuit of this strategy. As a result of these acquisitions, we have expanded our product offerings for SAN test, analysis and monitoring tools to include additional products which test and monitor storage networks using the SAS and SATA protocols as well as additional tools for testing and reconfiguring SANs.
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
      Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct component manufacturing, manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California and Richardson, Texas and at our subsidiaries’ facilities in Fremont, California, Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs during fiscal 2003, 2004 and 2005, there can be no assurance that we will be able to reduce our cost of revenues enough to achieve or sustain profitability during periods of weak demand or when average selling prices are low.
      Our gross profit margins vary among our product families, and are generally higher on our network test and monitoring systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN and SAN applications. Our overall gross margins have fluctuated from period to period as a result of overall revenue levels, shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.
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
Recent Acquisitions

Acquisition of Honeywell VCSEL Optical Products Business
      On March 1, 2004, we completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expenses totaling approximately $80.9 million in cash and $1.2 million in our common stock. The acquisition was accounted for under the purchase method of accounting. The acquisition was undertaken to lower our cost of goods sold as a result of being more vertically integrated, to gain access to intellectual property and know-how associated with making short wavelength VCSELs for both data communications and other market applications in the future and the additional revenue and earnings growth associated with new product opportunities. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with these incremental cost savings and future revenue opportunities. The results of operations of this business unit, which we now refer to as our Advanced Optical Components, or AOC, Division are included in our consolidated financial statements beginning on March 1, 2004.

Acquisition of Assets of Data Transit Corp.
      On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The acquisition of Data Transit expanded the Company’s product offering for testing and monitoring systems, particularly systems based on the SAS and SATA protocols used in the disk drive industry. The amount of goodwill recorded with this acquisition reflected the incremental earnings associated with selling this new test and monitoring capability, the underlying know-how for making these products which our plans to incorporate into our XGig product platform and cost synergies associated with integrating the operations of Data Transit with our Network Tools Division. The principal balance of the note issued in this acquisition bears interest at 8% per annum and is due and payable, if not sooner converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days. In reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 (the “Securities Act”), the issuance of the convertible promissory note and the shares of our common stock issuable upon conversion of the convertible promissory note were not registered under the Securities Act. We have filed a registration statement with the Securities and Exchange Commission to cover the resale of the shares of common stock issuable upon conversion of the convertible promissory note. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the second quarter of fiscal 2005.

Acquisition of Transceiver and Transponder Product Line From Infineon Technologies AG
      On April 29, 2004, we entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit. On October 11, 2004, we entered into an amended purchase agreement under which the terms of the acquisition were modified. On January 25, 2005, we and Infineon terminated the amended purchase agreement and entered into a new agreement under which we acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of our common stock. The closing of the acquisition took place on January 31, 2005, the first day of our fourth fiscal quarter. The acquisition expanded our product offering and customer base for optical transceivers and transponders and our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with cost savings resulting from integrating these products with our Optical Subsystems and Components Division as well as the incremental growth in revenue and earnings from the sale of future products. We did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The 34 million shares of our common stock issued to Infineon were valued at approximately $59.5 million based on the closing price of our common stock on January 31, 2005. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2005.

Acquisition of I-TECH Corp.
      On April 8, 2005, we completed our acquisition of I-TECH Corp., a privately-held network test and monitoring company based in Eden Prairie, Minnesota. The acquisition expanded our product offering for testing and monitoring systems, particularly for systems relying on the Fibre Channel protocol, and expanded our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded with this acquisition reflected the underlying patents and know-how used in manufacturing future products and cost synergies associated with integrating the operations of I-TECH with our Network Tools Division. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million. The notes are convertible into shares of Finisar common stock over a period of one year following the closing of the acquisition. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth fiscal quarter of fiscal 2005.

Acquisition of InterSAN, Inc.
      On May 12, 2005, we completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California. Under the terms of the acquisition agreement, InterSAN merged with a wholly-owned subsidiary of Finisar and the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise be distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which Finisar may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in our consolidated financial statements beginning in the first quarter of fiscal 2006 ending July 31, 2005.
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

Revenue Recognition, Warranty and Sales Returns
      Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Specifically, we recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we invoice and charge for each separate element and allocate revenue to the separate elements based upon each element’s fair value as determined by the list price for each element.
      At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our warranty period usually extends 12 months from the date of sale and our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be overstated.

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

Slow Moving and Obsolete Inventories
      We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. We periodically discard obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We use a 12-month demand forecast, and in addition to the demand forecast, we also consider:

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

Investment in Equity Securities
      For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2005, the carrying value of these investments totaled $21.4 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Restructuring Accrual
      During the fiscal year ended April 30, 2003, we initiated actions to reduce our cost structure due to sustained negative economic conditions that had impacted our operations and resulted in lower than anticipated revenues. In May and October 2002, we reduced its workforce in the United States. The restructuring actions in fiscal 2003 resulted in a reduction in the U.S. workforce of approximately 255 employees, or 36% of our U.S. workforce measured as of the beginning of fiscal 2003, and affected all areas of our U.S. operations. During fiscal 2003, we sold certain assets and transferred certain liabilities of our subsidiary, Sensors Unlimited, Inc, closed our Hayward facility, and began the process of closing the facilities occupied by our subsidiary, Demeter Technologies, Inc. As facilities in the United States were consolidated, related leasehold improvement and equipment were written off. As a result of these restructuring activities, we incurred a charge of $9.4 million in fiscal 2003. The restructuring charge included approximately $5.4 million for the write-off of leasehold improvements and equipment in the vacated buildings, approximately $1.8 million of severance-related charges, approximately $1.5 million of excess committed facilities payments and approximately $700,000 of miscellaneous costs required to effect the closures.

      During the first quarter of fiscal 2004, we completed the closure of our subsidiary, Demeter Technologies, Inc. In addition, we began closing our German operations and reducing the German workforce of approximately 10 employees engaged in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first quarter. The restructuring charge included $800,000 of severance-related charges, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.
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
      During the fourth quarter of fiscal 2004, we realized a benefit of $791,000 related to restructuring expenses due to lower than anticipated lease and facility clean-up costs related to the closure of the Demeter facility.
      The facilities consolidation charges were calculated using estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. We have engaged brokers to locate tenants to sublease the Hayward facility. As of April 30, 2005, $509,000 of committed facilities payments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2006.

Goodwill, Purchased Intangibles and Other Long-Lived Assets
      Our long-lived assets include significant investments in goodwill and other intangible assets. Under accounting standards in effect through April 30, 2002, we were required to make judgments about the recoverability of these assets whenever events or changes in circumstances indicated that the carrying value of these assets may be impaired or not recoverable. In order to make such judgments, we were required to make assumptions about the value of these assets in the future including future prospects for earnings and cash flows of the businesses underlying these investments. While we determined that no impairment was recorded or necessary during fiscal 2001 and 2002 under then applicable accounting standards, the judgments and assumptions we made about the future were complex, subjective and can be affected by a variety of factors including industry and economic trends, our market position and the competitive environment of the businesses in which we operate.
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
      We applied SFAS 142 beginning in the first quarter of fiscal 2003. Application of the non-amortization provisions of SFAS 142 significantly reduced amortization expense, which included $123.7 million and $51.5 million of goodwill amortization for the fiscal years ended April 30, 2002 and 2001, respectively. We reclassified assembled workforce and customer base of $6.1 million to goodwill as required by SFAS 142 at the date of adoption. SFAS 142 also requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We believe that we operate two reporting units, optical subsystems and components and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.
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
      During the fourth quarters of fiscal 2004 and 2005, we performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required. At April 30, 2005 our investment in goodwill and intangible assets was $119.7 and $37.5 million, respectively.
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
      During fiscal 2003, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. The discontinued product line had been included in the optical subsystems and components segment. Certain assets of Demeter Technologies were sold to an unaffiliated party in conjunction with the product line discontinuation. As a result of the discontinuation of the product line, we determined that we would no longer utilize certain intangible assets obtained in the Demeter Technologies acquisition that were associated with that product line. We wrote off those intangible assets, with a net book value of $10.1 million and, the resulting charge was reported as an impairment of goodwill and intangible assets in fiscal 2003. During the second fiscal quarter of 2005, we determined that the remaining intangible assets related to certain purchased passive optical technology, acquired from New Focus, Inc., was obsolete, and had a fair value of zero. Accordingly an impairment charge of $3.7 million was recorded against the remaining net book value of these assets during the second quarter of fiscal 2005.

Results of Operations
      The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Years Ended April 30,

	2005	2004	2003

Revenues:
Optical subsystems and components	86.0%	86.2%	82.2%
Network test and monitoring systems	14.0	13.8	17.8

Total revenues	100.0	100.0	100.0
Cost of revenues	73.2	77.4	78.4
Amortization of acquired developed technology	7.9	10.4	13.2
Impairment of acquired developed technology	1.4	—	—

Gross profit	17.5	12.3	8.4

Operating expenses:
Research and development	22.4	33.5	36.2
Sales and marketing	10.6	10.8	12.2
General and administrative	8.3	9.0	9.1
Amortization of (benefit from) deferred stock compensation	0.1	(0.1)	(1.0)
Acquired in-process research and development	0.6	3.3	—
Amortization of purchased intangibles	0.4	0.3	0.5
Impairment of tangible assets	6.7	—	—
Impairment of goodwill and intangible assets	—	—	6.4
Restructuring costs	0.1	0.2	5.6
Other acquisition costs	—	0.1	0.1

Total operating expenses	49.1	57.2	69.0

Loss from operations	(31.5)	(45.0)	(60.6)
Interest income	0.9	1.7	2.8
Interest expense	(5.2)	(15.6)	(6.8)
Other income (expense), net	(4.5)	(2.3)	(30.8)

Loss before income taxes and cumulative effect of an accounting change	(40.3)	(61.1)	(95.5)
Provision for income taxes	0.3	0.2	0.1

Loss before cumulative effect of an accounting change	(40.6)	(61.3)	(95.6)
Cumulative effect of an accounting change	—	—	(276.7)

Net loss	(40.6)%	(61.3)%	(372.3)%

Comparison of Fiscal Years Ended April 30, 2005 and 2004
      Revenues. Revenues increased $95.2 million, or 51.3%, to $280.8 million in fiscal 2005 compared to $185.6 million in fiscal 2004. Sales of optical subsystems and components and network test and monitoring systems represented 86.0% and 14.0%, respectively, of total revenues in fiscal 2005, compared to 86.2% and 13.8%, respectively, in fiscal 2004.

      Optical subsystems and components revenues increased $81.6 million, or 51.0%, to $241.6 million in fiscal 2005 compared to $160.0 million in fiscal 2004. Our Advanced Optical Components, or AOC, division, acquired on March 1, 2004 from Honeywell International Inc., contributed $30.9 million for the full 2005 fiscal year compared to $6.7 million in fiscal 2004. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $4.9 million in the fourth quarter of 2005. Excluding the effect of acquisitions, sales of optical subsystems and components increased $52.5 million, or 29%, in fiscal 2005. Of this increase, $36.1 million was related to sales of products for MAN and telecom applications and $19.3 million was related to sales of products for short distance LAN/SAN applications. Increased sales in these product lines were partially offset by a $2.9 million decline in sales of other products. The increase in revenues from the sale of these products was primarily the result of an increase in the volume of units sold to new and existing customers, partially offset by a decrease in average selling prices.
      Network test and monitoring systems revenues increased $13.6 million, or 53.3%, to $39.2 million in fiscal 2005 compared to $25.6 million in fiscal 2004. Approximately $7.8 million of the increase was related to product lines acquired from Data Transit in August 2004 with the remainder due to increased sales of new test and monitoring products used in the development of Fibre Channel SANs operating at 2 and 4 Gbps.
      Sales to Cisco Systems, our largest customer, represented 27.8% of total revenues, or $78.1 million, in fiscal 2005 compared to 22.2% of total revenues, or $41.3 million, in fiscal 2004.
      Amortization and Impairment of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $6.7 million, or 34.7%, in fiscal 2005 to $25.9 million compared to $19.2 million in fiscal 2004. The increase was due to the acquisition of Honeywell’s VCSEL Optical Products business in March 2004 which contributed an additional $3.0 million in fiscal 2005 compared to fiscal 2004, and the fiscal 2005 acquisitions of Data Transit, I-TECH and certain product lines from Infineon which contributed $1.0 million, $25,000 and $424,000, respectively in fiscal 2005. Additionally, in the second quarter of fiscal 2005 we recorded an impairment charge of $3.7 million to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc in May 2002.
      Gross Profit. Gross profit increased $26.5 million, or 116.1%, to $49.3 million in fiscal 2005 compared to $22.8 million in fiscal 2004. Gross profit as a percentage of total revenue was 17.5% in fiscal 2005 compared to 12.3% in fiscal 2004. We recorded charges of $11.3 million for obsolete and excess inventory in fiscal 2005 and $22.3 million in fiscal 2004. We sold inventory that was written-off in previous periods resulting in a benefit of $9.3 million in fiscal 2005 and $17.9 million in fiscal 2004. As a result, we recognized a net charge of $2.0 million in fiscal 2005 compared to $4.4 million in fiscal 2004. Excluding the amortization of acquired developed technology and the impairments thereon and the net impact of excess and obsolete inventory charges, gross profit would have been $77.2 million, or 27.5% of revenue, in fiscal 2005, compared to $46.4 million, or 25.0% of revenue in fiscal 2004. The increase in gross profit was primarily due to an increase in unit sales across most of our product lines, which spread our fixed overhead costs over a higher production volume, reduced material costs, and a favorable shift of product mix to an increased percentage of sales of products for longer distance MAN and telecom applications that typically have higher margins than our products for shorter distance LAN/ SAN applications, as well as increased sales of network test and monitoring systems that have higher margins than optical subsystems and components.
      Research and Development Expenses. Research and development expenses increased $606,000, or 1.0%, to $62.8 million in fiscal 2005 compared to $62.2 million in fiscal 2004. The increase in research and development expenses was primarily due to a $3.8 million increase in spending as a result of our acquisition of Honeywell’s VCSEL optical products business unit, partially offset by lower depreciation costs which were the result of accelerated depreciation recorded in conjunction with the shutdown of our operations at Demeter in the first quarter of 2004. Research and development expenses as a percent of revenues decreased to 22.4% in fiscal 2005 compared to 33.5% in fiscal 2004 as a result of increased revenues.
      Sales and Marketing Expenses. Sales and marketing expenses increased $9.7 million, or 48.4%, to $29.8 million in fiscal 2005 compared to $20.1 million in fiscal 2004. The increase in sales and marketing expenses was primarily due to a $5.0 million increase in personnel-related costs, a $1.6 million increase in commission expense and a $1.3 million increase in advertising and marketing costs, all associated with our increase in revenue. Sales and marketing expenses as a percent of revenues decreased to 10.6% in fiscal 2005 compared to 10.8% in fiscal 2004.
      General and Administrative Expenses. General and administrative expenses increased $6.6 million, or 39.6%, to $23.4 million in fiscal 2005 compared to $16.7 million in fiscal 2004. The increase was primarily due to additional costs associated with the evaluation and testing of internal control systems required under Section 404 of the Sarbanes-Oxley Act of 2002, a $2.2 million increase in audit fees, a $1.8 million increase in legal expense and a $554,000 increase in personnel-related costs primarily related to the acquisition of Honeywell’s VCSEL Optical Products business unit. General and administrative expenses as a percent of revenues decreased to 8.3% in fiscal 2005 compared to 9.0% in fiscal 2004.
      Amortization of (Benefit from) Deferred Stock Compensation. Amortization of deferred stock compensation costs increased by $267,000 to $162,000 in fiscal 2005, compared to a credit of $105,000 in fiscal 2004. The benefit from deferred stock compensation is related to the termination of employees during a period with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.
      Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses decreased $4.6 million, or 74.8%, to $1.6 million in fiscal 2005 compared to $6.2 million recorded in fiscal 2004. In fiscal 2005, $318,000 was related to the acquisition of Data Transit, $1.1 million was related to the acquisition of Infineon’s optical transceiver products, and $114,000 was related to the acquisition of I-TECH. The amount recorded in fiscal 2004 was related to the acquisition of Honeywell’s VCSEL Optical Products business unit.
      Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $532,000, or 93.0%, to $1.1 million in fiscal 2005 compared to $572,000 in fiscal 2004. The increase was due to purchased intangibles related to our acquisition of Data Transit.
      Impairment of Tangible Assets. During the quarter ended January 31, 2005, we recorded an impairment charge if $18.8 million to write down the carrying value of one of our corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2005, the carrying value of the financing liability, included in Other Long-Term Liabilities, was $12.3 million and the current portion of the financing liability, included in Current Portion of Long-term Liabilities, was $200,000.
      Restructuring Costs. We recorded a restructuring charge of $287,000 in fiscal 2005 to adjust the operating lease liability for our Hayward facility that was closed in fiscal 2003. During 2004, we recorded $382,000 in restructuring charges.
      Interest Income. Interest income decreased $775,000, or 24.4%, to $2.4 million in fiscal 2005 compared to $3.2 million in fiscal 2004. The decrease was primarily the result of decreasing investment balances during fiscal 2005.
      Interest Expense. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. Interest expense decreased $14.4 million, or 49.9%, to $14.5 million in fiscal 2005 compared to $28.9 million in fiscal 2004. The decrease was primarily due to the conversion and repurchase in fiscal 2004 of $24.8 million in principal amount of convertible notes due in 2008. In connection with the conversion, we recorded non-cash interest expense of $10.8 million representing the fair value of the incremental shares issued to induce the exchange and $5.8 million representing the remaining unamortized discount for the beneficial conversion feature. Of our total interest expense, $4.3 million and $10.2 million was the amortization of the beneficial conversion feature of these notes in fiscal 2005 and 2004, respectively.

      Other Income (Expense), Net. Other income (expense), net, increased $8.2 million, or 189.4%, to an expense of $12.6 million in fiscal 2005 compared to an expense of $4.3 million in fiscal 2004. In the fourth quarter of fiscal 2005, we recorded an impairment charge of $10.0 million to write-off a minority equity investment in a company. The remaining expense in fiscal 2005 and 2004 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.
      Provision for Income Taxes. We recorded an income tax provision of $856,000 for fiscal 2005 compared to $334,000 for fiscal 2004. A deferred tax liability has been established to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either fiscal 2005 or 2004. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
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
      Amortization and Impairment of Acquired Developed Technology. Amortization of acquired developed technology decreased $2.7 million, or 12.5% in 2004 to $19.2 million compared to $22.0 million in 2003 as a result of a $10.1 million impairment charge for acquired developed technology that was recorded in 2003 related to a discontinued product line at our Demeter subsidiary.
      Gross Profit. Gross profit increased $8.8 million, or 62.8%, to $22.8 million in fiscal 2004 compared to $14.0 million in fiscal 2003. Gross profit as a percentage of total revenue was 12.3% in 2004 compared to 8.4% in 2003. The increase in gross profit was primarily the result of a decline in the charge for excess and obsolete inventory, which was $22.3 million in 2004 compared to $24.3 million in 2003, which was offset by sales of previously written off inventory, with associated costs of zero, of $17.9 million in fiscal 2004 and $15.1 million in fiscal 2003. Gross profit also improved due to reductions in material costs, and an increase in unit sales which spread our fixed overhead costs over a higher production volume. Additionally, amortization of acquired developed technology, a component of cost of revenues, decreased $2.7 million, or 12.5%, in 2004 to $19.2 million compared to $22.0 million in 2003 as a result of a $10.1 million impairment charge for acquired developed technology that was recorded in 2003 related to a discontinued product line at our Demeter subsidiary.
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
      Other Income (Expense), Net. Other income (expense), net, decreased $47.0 million, or 91.6%, to an expense of $4.3 million in fiscal 2004 compared to an expense of $51.3 million in fiscal 2003. In fiscal 2003, we incurred costs of $36.8 million associated with the sale of assets of our Sensors Unlimited subsidiary, which was primarily due to the write off of certain intangible assets associated with the original acquisition of Sensors Unlimited, which we had no plans to utilize and had abandoned, as well as the payment of contingent consideration related to the original acquisition of Sensors Unlimited. In fiscal 2003, we also recorded an impairment charge of $12.0 million on our minority equity investments in two companies. During fiscal 2003, these two companies raised additional funds in financings in which we declined to participate. As a result of the financings, our investments in the two companies was diluted to an immaterial interest and we determined that an impairment event had occurred and wrote off these investments in full.
      Provision for Income Taxes. We recorded an income tax provision of $334,000 in fiscal 2004 compared to $229,000 in fiscal 2003. The tax provision consists of state and foreign taxes. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we had no income tax benefit in fiscal 2004 or 2003.
Liquidity and Capital Resources
      At April 30, 2005, cash, cash equivalents and short-term investments were $102.4 million compared to $143.4 million at April 30, 2004. Restricted securities, used to secure future interest payments on our convertible debt were $9.1 million at April 30, 2005 compared to $15.2 million at April 30, 2004. At April 30, 2005, total short and long term debt was $267.8 million, compared to $233.7 million at April 30, 2004. Of the $34.1 million increase in debt, $32.1 million was related to the issuance of convertible notes in connection with the acquisitions of Data Transit and I-TECH and a minority investment in a private company.
      Net cash used by operating activities totaled $28.0 million in fiscal 2005, compared to $32.8 million in fiscal 2004 and $18.9 million in fiscal 2003. The use of cash in operating activities in fiscal 2005 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in fiscal 2005 included cash inflows of $10.9 million offset by outflows of $18.6 million. Cash inflows were primarily due to a $5.3 million increase in deferred revenue and a $1.9 million increase in accrued liabilities. The increase in deferred revenue was the result of increased sales through distributor channels. The increase in accrued liabilities was primarily due to an increase in our warranty reserve as a result of increased revenues. Cash outflows were primarily due to a $13.3 million increase in accounts receivable as a result of increased revenue and an increase in other assets of $5.3 million, which consisted primarily of investments in our patent portfolio.
      Net cash used in investing activities totaled $27.9 million in fiscal 2005 compared to $88.3 million in fiscal 2004, and $17.6 million in fiscal 2003. The use of cash for investing activities in fiscal 2005 was primarily related to facility improvements and purchases of equipment at our new AOC Division manufacturing facility in Texas as well as purchases of equipment for our facility in Malaysia to support increased production volume. The use of cash for investing activities in fiscal 2004 consisted primarily of our purchase of the assets of Honeywell’s VCSEL Optical Products business unit and purchases of equipment to support increased production volume in our Malaysian manufacturing facility. The use of cash for investing activities in fiscal 2003 primarily consisted of purchases of plant, property and equipment totaling $18.8 million, offset in part by $5.6 million of proceeds from the sale of product lines.
      Net cash provided by financing activities was $15.5 million in fiscal 2005 compared to $150.0 million in fiscal 2004 and $1.5 million in fiscal 2003. Cash provided by financing activities in fiscal 2005 included $12.9 million in proceeds from the sale-leaseback of one of our corporate offices and proceeds of $2.5 million from the exercise of stock options. Cash provided by financing activities in fiscal 2004 primarily represented the net proceeds of $145.1 million from issuance of convertible debt, and proceeds of $6.1 million from the exercise of employee stock options, offset by repayments of $1.9 million on our convertible notes. Cash provided by financing activities in fiscal 2003 was primarily due to proceeds from the exercise of employee stock options.
      On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. Cost related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The agreement requires us to maintain our primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. At April 30, 2005 outstanding letters of credit secured by this facility totaled $2,950,510.
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
      At April 30, 2005, we had contractual obligations of $362.6 million as shown in the following table:

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$15,811	$15,811	$—	$—	$—
Long-term debt	266,520	—	16,270	100,250	150,000
Lease commitment under sale-leaseback agreement	51,464	2,962	6,124	6,403	35,975
Operating leases	7,865	4,814	2,420	631	—
Purchase obligations	6,449	6,449	—	—	—
Minimum royalty obligation	2,000	2,000	—	—	—

Total contractual obligations	$350,109	$32,036	$24,814	$107,284	$185,975

      Short-term debt consists of a convertible promissory note for $12.1 million due in fiscal 2006, related to our fiscal 2005 acquisition of I-TECH, and a convertible promissory note for $3.75 million to CyOptics, issued in conjunction with our purchase of CyOptics preferred stock in the fourth quarter of fiscal 2005. (See note 13 to the consolidated financial statements included elsewhere in this report.)
      Long-term debt consists of a convertible promissory note in the principal amount of $16.3 million due on August 6, 2006, if not sooner converted, and two series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and $150.0 million due October 15, 2010. The two series of notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The two series of notes are redeemable by us, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of Finisar common stock, or a combination thereof.
      Lease commitment under sale-leaseback agreement includes $12.6 million related to the sale-leaseback agreement for our corporate office building, which we entered into in the fourth quarter of 2005. (See Note 9 to the consolidated financial statements included elsewhere in this report.)
      Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
      Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $6.5 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2005.

      The minimum commitment for royalty payments is related to the purchase of certain assets of New Focus and has been recorded on our balance sheet as of April 30, 2005 as current portion of long-term liabilities.
Off-Balance-Sheet Arrangements
      At April 30, 2005 and April 30, 2004, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Effect of New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25 we generally recognize no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the day of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.
      Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The retroactive method requires that compensation expense for all unvested stock options and restricted stock begins with the first period restated. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. We expect to adopt SFAS 123R under the prospective method. We are evaluating the requirements of SFAS 123R and have not yet determined the effect of adopting SFAS 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, although we expect that the adoption of SFAS 123R will result in significant stock-based compensation expense.
      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. We do not expect that the adoption of SFAS 153 will have a material effect on our results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of APB No. 43, Chapter 4, or SFAS 151, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations.

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
      We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $1.8 million in fiscal 2005, $1.3 million in fiscal 2004 and $764,000 in fiscal 2003 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We recognized impairment on these assets of $10.0 million in fiscal 2005, $1.6 million in fiscal 2004 and $12.0 million in fiscal 2003. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2005 (in thousands):

	Fiscal Years Ended April 30,
					Fair
			2008 and		Market
	2006	2007	Thereafter	Total Cost	Value

Assets
Available for sale debt securities	$51,364	$18,312	$10,517	$80,193	$79,697
Average interest rate	2.90%	4.01%	4.24%
Restricted securities	$3,717	$5,393	$—	$9,110	$8,967
Average interest rate	1.59%	2.36%
Loan receivable from I-TECH	$2,004	$—	$—	$2,004	$2,004
Average interest rate	3.35%
Loan receivable from Data Transit	$1,000	$—	$—	$1,000	$1,000
Average interest rate	8.00%

Liabilities
Long-term debt:
Fixed rate	$—	$—	$100,250	$100,250	$89,974
Average interest rate			5.25%
Fixed rate	$—	$—	$150,000	$150,000	$116,625
Average interest rate			2.50%
Convertible note from Data Transit	$—	$16,270	$—	$16,270	$16,270
Average interest rate		8.00%
Convertible note from I-TECH	$12,061	$—	$—	$12,061	$12,061
Average interest rate	3.35%
Convertible note from CyOptics	$3,750	$—	$—	$3,750	$3,750
Average interest rate	3.35%

      The following table summarizes the expected maturity, average interest rate and fair market value of the short-term debt securities held by us and debt securities issued by us as of April 30, 2004 (in thousands):

	Fiscal Years Ended April 30,
					Fair
			2007 and		Market
	2005	2006	Thereafter	Total Cost	Value

Assets
Available for sale debt securities	$47,833	$15,780	$9,944	$73,557	$73,526
Average interest rate	4.19%	4.21%	3.98%
Restricted securities	$6,329	$3,658	$5,263	$15,250	$15,187
Average interest rate	2.03%	1.60%	2.34%

Liabilities
Long-term debt:
Fixed rate	$—	$—	$100,250	$100,250	$98,746
Average interest rate	—	—	5.25%
Fixed rate	$—	$—	$150,000	$150,000	$131,437
Average interest rate	—	—	2.50%
      We also have subsidiaries in China, Malaysia, Europe and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. In July 2005, China and Malaysia changed the system by which the value of their currencies are determined. Both currencies moved from a fixed rate pegged to the U.S. dollar to a managed float pegged to a basket of currencies. We expect that this will have a minor negative impact on our future costs. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data
FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
      We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
San Jose, California
July 26, 2005

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,

	2005	2004

	(In thousands, except share
	and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$29,431	$69,872
Short-term investments	72,931	73,526
Restricted investments, short-term	3,717	6,329
Accounts receivable, net of allowance for doubtful accounts of $1,379 and $1,669 at April 30, 2005 and 2004	42,443	28,481
Accounts receivable, other	11,371	11,314
Inventories	36,330	34,717
Prepaid expenses	3,470	4,736
Deferred income taxes	—	2,045

Total current assets	199,693	231,020
Property, plant and improvements, net	87,264	107,736
Restricted investments, long-term	5,393	8,921
Purchased technology, net	33,046	46,906
Other purchased intangible assets, net	4,424	1,055
Goodwill, net	119,690	60,620
Minority investments	21,366	24,227
Other assets	18,109	14,220

Total assets	$488,985	$494,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,430	$29,460
Accrued compensation	4,500	4,376
Non-cancelable purchase obligations	6,449	7,038
Other accrued liabilities	14,073	14,634
Deferred revenue	5,916	620
Current portion of long-term liabilities	2,242	2,000
Convertible notes	15,811	—

Total current liabilities	79,421	58,128
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $16,501 and $20,757 at April 30, 2005 and 2004	250,019	229,493
Other long-term liabilities	13,623	2,194
Deferred income taxes	1,632	2,045

Total long-term liabilities	265,274	233,732
Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2005 and 2004	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 258,931,278 shares issued and outstanding at April 30, 2005 and 222,531,335 shares issued and outstanding at April 30, 2004	259	222
Additional paid-in capital	1,314,960	1,259,759
Notes receivable from stockholders	—	(481)
Deferred stock compensation	—	(162)
Accumulated other comprehensive income	381	710
Accumulated deficit	(1,171,310)	(1,057,203)

Total stockholders’ equity	144,290	202,845

Total liabilities and stockholders’ equity	$488,985	$494,705

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,

	2005	2004	2003

	(In thousands, except per share data)
Revenues	$280,823	$185,618	$166,482
Cost of revenues	205,631	143,585	130,501
Amortization of acquired developed technology	22,268	19,239	21,983
Impairment of acquired developed technology	3,656	—	—

Gross profit	49,268	22,794	13,998

Operating expenses:
Research and development	62,799	62,193	60,295
Sales and marketing	29,783	20,063	20,232
General and administrative	23,374	16,738	15,201
Amortization of (benefit from) deferred stock compensation	162	(105)	(1,719)
Acquired in-process research and development	1,558	6,180	—
Amortization of purchased intangibles	1,104	572	758
Impairment of tangible assets	18,798	—	—
Impairment of goodwill and intangible assets	—	—	10,586
Restructuring costs	287	382	9,378
Other acquisition costs	—	222	198

Total operating expenses	137,865	106,245	114,929

Loss from operations	(88,597)	(83,451)	(100,931)
Interest income	2,396	3,171	4,689
Interest expense	(14,468)	(28,872)	(11,388)
Other income (expense), net	(12,582)	(4,347)	(51,314)

Loss before income taxes and cumulative effect of an accounting change	(113,251)	(113,499)	(158,944)
Provision for income taxes	856	334	229

Loss before cumulative effect of an accounting change	(114,107)	(113,833)	(159,173)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	(460,580)

Net loss	$(114,107)	$(113,833)	$(619,753)

Net loss per share basic and diluted:
Before cumulative effect of an accounting change	$(0.49)	$(0.53)	$(0.82)
Cumulative effect of an accounting change to adopt SFAS 142	$—	$—	$(2.35)

Net loss	$(0.49)	$(0.53)	$(3.17)

Shares used in computing net loss per share:
Basic and diluted	232,210	216,117	195,666
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss	$(114,107)	$(113,833)	$(619,753)
Net loss per share, basic and diluted	$(0.49)	$(0.53)	$(3.17)
Shares used in computing pro forma net loss per share:
Basic and diluted	232,210	216,117	195,666
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Notes		Other
	Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
			Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Balance at April 30, 2002	192,552,246	$192	$1,209,305	$(1,488)	$(6,181)	$791	$(323,617)	$879,002
Issuance of common stock and warrants upon acquisition of Genoa	6,753,247	7	6,391	—	—	—	—	6,398
Issuance of common stock upon conversion of note issued on acquisition of certain assets	4,027,446	4	6,746	—	—	—	—	6,750
Compensation expense related to options vesting acceleration	—	—	233	—	—	—	—	233
Issuance of common stock for completion of milestones related to acquisition of Transwave	87,095	—	485	—	—	—	—	485
Issuance of common stock for completion of milestones related to acquisition of Sensors Unlimited	3,160,335	3	1,634	—	—	—	—	1,637
Exercise of warrants, stock options, net of repurchase of unvested shares	(175,712)	—	(247)	237	—	—	—	(10)
Issuance of common stock through employee stock purchase plan	891,036	1	1,732	—	—	—	—	1,733
Reversal of deferred stock compensation due to employee terminations	—	—	(6,855)	—	6,855	—	—	—
Amortization of deferred stock compensation	—	—	—	—	(1,719)	—	—	(1,719)
Payments received on stockholder notes receivable	—	—	—	174	—	—	—	174
Unrealized loss on short-term investments	—	—	—	—	—	(500)	—	(500)
Foreign currency translation adjustment	—	—	—	—	—	550	—	550
Net loss	—	—	—	—	—	—	(619,753)	(619,753)

Comprehensive loss								(619,703)

Balance at April 30, 2003	207,295,693	207	1,219,424	(1,077)	(1,045)	841	(943,370)	274,980
Compensation expense related to option modification	—	—	93	—	—	—	—	93
Compensation expense related to non- employee option grants	—	—	891	—	—	—	—	891
Issuance of common stock for completion of milestones related to acquisition of Transwave	116,040	—	147	—	—	—	—	147
Exercise of warrants, stock options, net of repurchase of unvested shares	3,396,422	3	4,712	—	—	—	—	4,715

FINISAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

				Notes		Other
	Common Stock		Additional	Receivable	Deferred	Comprehensive		Total
			Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity

	(In thousands, except share data)
Issuance of common stock through employee stock purchase plan	1,251,492	1	1,424	—	—	—	—	1,425
Issuance of common stock for conversion of convertible notes	9,926,339	10	32,819	—		—	—	32,829
Issuance of common stock for fees associated with the purchase of assets	545,349	1	1,237	—		—	—	1,238
Reversal of deferred stock compensation due to employee terminations	—	—	(988)	—	988	—	—	—
Amortization of deferred stock compensation	—	—	—	—	(105)	—	—	(105)
Payments received on stockholder notes receivable	—	—	—	596	—	—	—	596
Unrealized loss on short-term investments	—	—	—	—	—	(322)	—	(322)
Foreign currency translation adjustment	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	(113,833)	(113,833)

Comprehensive loss								(113,964)

Balance at April 30, 2004	222,531,335	222	1,259,759	(481)	(162)	710	(1,057,203)	202,845
Compensation expense related to option modification	—	—	16	—	—	—	—	16
Issuance of common stock for completion of milestones related to acquisition of Transwave	144,806	—	256	—	—	—	—	256
Issuance of common stock related to acquisition of certain assets	34,000,000	34	52,462	—	—	—	—	52,496
Exercise of warrants, stock options, net of repurchase of unvested shares	1,654,422	2	1,452	14	—	—	—	1,468
Issuance of common stock through employee stock purchase plan	600,715	1	1,015	—	—	—	—	1,016
Amortization of deferred stock compensation	—	—	—	—	162	—	—	162
Payments received on stockholder notes receivable	—	—	—	467	—	—	—	467
Unrealized loss on short-term investments	—	—	—	—	—	(465)	—	(465)
Foreign currency translation adjustment	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(114,107)	(114,107)

Comprehensive loss								(114,436)

Balance at April 30, 2005	258,931,278	$259	$1,314,960	$—	$—	$381	$(1,171,310)	$144,290

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,

	2005	2004	2003

	(In thousands)
Operating activities
Net loss	$(114,107)	$(113,833)	$(619,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,841	30,516	24,013
Compensation expense related to modification of existing options	16	93	233
Compensation expense related to non-employee options grants	—	891	—
Amortization of deferred stock compensation	162	(105)	(1,719)
Acquired in-process research and development	1,558	6,180	—
Amortization of beneficial conversion feature of convertible notes	4,256	10,220	4,784
Amortization of goodwill and other purchased intangibles	1,103	572	758
Amortization of acquired developed technology	22,269	19,239	21,983
Amortization of discount on restricted securities	(244)	(313)	(543)
Loss on debt conversion	—	10,763	—
Loss on sale of equipment	1,174	—	—
Gain on extinguishment of debt	—	(86)	—
Loss on retirement of assets	329	257	—
Loss on sale of product lines	—	—	37,372
Other-than-temporary decline in fair value of investments	—	528	—
Share of losses of equity accounted investee	1,766	1,302	764
Impairment of minority investments	10,000	1,631	12,000
Non-cash portion of restructuring charges	—	—	3,722
Impairment of goodwill and intangible assets	3,656	—	10,586
Impairment of assets	18,798	—	—
Cumulative effect of an accounting change to adopt SFAS 142	—	—	460,580
Changes in operating assets and liabilities:
Accounts receivable	(13,290)	537	4,620
Inventories	1,058	5,493	21,619
Other assets	(5,266)	(7,454)	3,507
Income tax receivable	—	—	7,504
Deferred income taxes	1,632	—	—
Accounts payable	970	6,042	(11,044)
Accrued compensation	124	(73)	(3,044)
Other accrued liabilities	1,911	(5,203)	2,921
Deferred revenue	5,296	44	212

Net cash used in operating activities	(27,988)	(32,759)	(18,925)

Investing activities
Purchases of property, equipment and improvements	(21,202)	(13,488)	(18,826)
Purchases of short-term investments	(177,642)	(57,669)	(98,203)
Sale/maturity of short-term investments	177,776	62,442	87,391

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Fiscal Years Ended April 30,

	2005	2004	2003

	(In thousands)
Purchases of restricted securities	—	(14,411)	—
Maturity of restricted securities	6,381	8,437	6,562
Acquisition of subsidiaries, net of cash assumed	694	—	23
Acquisition of product line assets	(13,694)	(75,270)	(243)
Proceeds from sale of product line	—	—	5,560
Proceeds from sale of property and equipment	743	—	—
Purchases of, and loan to, minority investments, net of loan repayments	(1,000)	1,684	153

Net cash used in investing activities	(27,944)	(88,275)	(17,583)

Financing activities
Payments on capital lease obligations	—	—	(361)
Financing liability related to sale-leaseback of building	12,900	—	—
Repayments of liability related to sale-leaseback of building	(360)	—	—
Repayments of borrowings under convertible notes	—	(1,860)	—
Payment received on stockholder notes receivable	467	596	174
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	2,484	6,140	1,724
Proceeds from issuance of convertible debt, net of issue costs	—	145,112	—

Net cash provided by financing activities	15,491	149,988	1,537

Net increase (decrease) in cash and cash equivalents	(40,441)	28,954	(34,971)
Cash and cash equivalents at beginning of year	69,872	40,918	75,889

Cash and cash equivalents at end of year	$29,431	$69,872	$40,918

Supplemental disclosure of cash flow information
Cash paid for interest	$9,013	$7,731	$6,578
Cash paid for taxes	$42	$334	$159
Supplemental schedule of non-cash investing and financing activities
Issuance of convertible promissory note on asset purchase	$16,270	$—	$—

Issuance of convertible promissory note on acquisition of subsidiary	$12,061	$—	$—

Issuance of convertible promissory note for minority investment	$3,750	$—	$—

Issuance of common stock and warrants and assumption of options in connection with acquisitions	$52,752	$147	$6,883

Issuance of common stock for fees associated with the purchase of assets	$—	$1,237	$—

Issuance of promissory notes on acquisition of product line	$—	$—	$6,750

Issuance of common stock upon conversion of promissory note	$—	$—	$6,750

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

Revenue Recognition
      The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows SEC Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer (generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the Company invoices and charges for each separate element and allocates revenue to the separate elements based upon each element’s fair value as determined by the list price for each element.
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

Concentrations of Credit Risk
      Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. At April 30, 2005 and April 30, 2004, one optical subsystems and components customer, Cisco Systems, represented 19.9% and 12.2%, respectively, of total accounts receivable.

Current Vulnerabilities Due to Certain Concentrations
      Finisar sells products primarily to customers located in North America. During fiscal 2005, 2004 and 2003, sales of optical subsystems to Cisco Systems represented 27.8%, 22.2% and 10.4%, respectively, of total revenues. No other customer accounted for more than 10% of revenues in any of these fiscal years.

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

Advertising Costs
      Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs during fiscal 2005, 2004 and 2003 were $580,000, $242,000, and $750,000, respectively.

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

Fair Value of Financial Instruments
      The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of April 30, 2005 and 2004, the fair value of the Company’s convertible subordinated debt was approximately $206.6 million and $230.2 million, respectively.

Inventories
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.
      The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned.

Property, Equipment and Improvements
      Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings which are depreciated over 40 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

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

FINISAR CORPORATION
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

	Fiscal Years Ended April 30,

	2005	2004	2003

Net loss:
As reported	$(114,107)	$(113,833)	$(619,753)

Add stock based employee compensation reported in net loss	162	(12)	(1,719)

Deduct total stock based employee compensation expense determined under fair value based method for all awards	(20,360)	(29,813)	(9,288)

Pro forma net loss	$(134,305)	$(143,658)	$(630,760)

Basic and diluted net loss per share:
As reported	$(0.49)	$(0.53)	$(3.17)

Pro forma	$(0.58)	$(0.66)	$(3.22)

Shares used in computing basic and diluted reported and proforma net loss per share	232,210	216,117	195,666
      The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the Company’s stock options grants subsequent to the initial public offering was valued using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards. The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for fiscal 2005, 2004 and 2003: risk-free interest rates of 3.5%, 2.1%, and 2.4%, respectively; a dividend yield of 0%; a volatility factor of 1.17, 0.89, and 1.27, respectively; and a weighted-average expected life of the option of 3.28, 3.0 and 3.0 years, respectively.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

Net loss	$(114,107)	$(113,833)	$(619,753)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	232,274	217,268	200,382
Weighted-average shares outstanding — subject to repurchase	(64)	(831)	(2,681)
Weighted-average shares outstanding — performance stock	—	(320)	(2,035)

Weighted-average shares outstanding — basic and diluted	232,210	216,117	195,666

Basic and diluted net loss per share	$(0.49)	$(0.53)	$(3.17)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	4,521	11,765	2,975
Stock subject to repurchase	64	831	2,681
Conversion of convertible subordinated notes	58,647	41,512	22,645
Conversion of convertible notes	14,981	—	—
Deferred share consideration in acquisitions	—	1	1,455
Warrants assumed in acquisition	942	1,004	86

Potentially dilutive securities	79,155	55,113	29,842

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
      The components of comprehensive loss for the fiscal years ended April 30, 2005, 2004 and 2003 were as follows (in thousands):

	Fiscal Years Ended April 30,

	2005	2004	2003

Net loss	$(114,107)	$(113,833)	$(619,753)
Foreign currency translation adjustment	136	191	(500)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	(465)	(322)	550

Comprehensive loss	$(114,436)	$(113,964)	$(619,703)

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,

	2005	2004

Net unrealized gains/(losses) on available-for-sale securities	$(496)	$(31)
Cumulative translation adjustment	877	741

Accumulated other comprehensive loss	$381	$710

Effect of New Accounting Statements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25 the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the day of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.
      Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The retroactive method requires that compensation expense for all unvested stock options and restricted stock begins with the first period restated. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company expects to adopt SFAS 123R under the prospective method. The Company is evaluating the requirements of SFAS 123R and have not yet determined the effect of adopting SFAS 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, although the Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.
      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. The Company does not expect that the adoption of SFAS 153 will have a material effect on our results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of APB No. 43, Chapter 4, or SFAS 151, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS 151 to have a material impact on our results of operations.

2.	Business Combinations and Asset Acquisitions

Acquisition of Honeywell VCSEL Optical Products Business
      On March 1, 2004, the Company completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expenses totaling approximately $80.9 million in cash and $1.2 million in the Company’s common stock. The acquisition was accounted for under the purchase method of accounting. The acquisition was undertaken to lower the Company’s cost of goods sold as a result of being more vertically integrated, to gain access to intellectual property and know-how associated with making short wavelength VCSELs for both data communications and other market applications in the future and the additional revenue and earnings growth associated with new product opportunities. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with these incremental cost savings and future revenue opportunities. The results of operations of this business unit, which the Company now refers to as our Advanced Optical Components Division, are included in the Company’s consolidated financial statements beginning on March 1, 2004.

Acquisition of Assets of Data Transit Corp.
      On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The acquisition of Data Transit expanded the Company’s product offering for testing and monitoring systems, particularly those systems based on the SAS and SATA protocols used in the disk drive industry. The amount of goodwill recorded with this acquisition reflected the incremental earnings associated with selling this new test and monitoring capability, the underlying know-how for making these products which the Company plans to incorporate into its XGig product platform and cost synergies associated with integrating the operations of Data Transit with the Company’s Network Tools Division. The principal balance of the note issued in this acquisition bears interest at 8% per annum and is due and payable, if not earlier converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the second quarter of fiscal 2005.

Acquisition of Transceiver and Transponder Product Line From Infineon Technologies AG
      On April 29, 2004, the Company entered into an agreement with Infineon Technologies AG to acquire Infineon’s fiber optics business unit. On October 11, 2004, the Company entered into an amended purchase agreement under which the terms of the original acquisition agreement were modified. On January 25, 2005, the Company and Infineon terminated the amended purchase agreement and entered into a new agreement under which the Company acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
34 million shares of the Company’s common stock. The closing of the acquisition took place on January 31, 2005, the first day of the Company’s fourth fiscal quarter. The acquisition expanded the Company’s product offering and customer base for optical transceivers and transponders and expanded its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with cost savings resulting from integrating these products with the Company’s Optical Subsystems and Components Division as well as the incremental growth in revenue and earnings from the sale of future products. The Company did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2005.

Acquisition of I-TECH CORP.
      On April 8, 2005, the Company completed the acquisition of I-TECH CORP, a privately-held network test and monitoring company based in Eden Prairie, Minnesota. The acquisition expanded the Company’s product offering for testing and monitoring systems, particularly for those systems relying on the use of the Fibre Channel protocol, and expanded its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded with this acquisition reflected the underlying patents and know-how used in manufacturing future products and cost synergies associated with integrating the operations of I-TECH with the Company’s Network Tools Division. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million which are convertible into shares of Finisar common stock over a period of one year following the closing of the acquisition. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth fiscal quarter of fiscal 2005.
      The following is a summary of business combinations (“BC”) and asset acquisitions (“AA”) made by the Company during the three-year period ended April 30, 2005. All of the business combinations were accounted for under the purchase method of accounting:

			Operating
Entity Name	Type	Description of Business	Segment	Acquisition Date

Fiscal 2005
Data Transit Corp. (“Data Transit”)	AA	Network test and monitoring software	2	August 6, 2004

Infineon Technologies A. G. (“Infineon”) transceiver and transponder product lines	AA	Optical components	1	January 31, 2005

I-TECH Corp. (“I-TECH”)	BC	Network test and monitoring products	2	April 8, 2005

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Operating
Entity Name	Type	Description of Business	Segment	Acquisition Date

Fiscal 2004
Honeywell International Inc. (“Honeywell”) optical products business unit	AA	VCSEL optical components	1	March 1, 2004

Fiscal 2003
Genoa Corporation (“Genoa”)	BC	Active optical components for data communication and telecommunications applications	1	April 3, 2003

New Focus Inc (“New Focus”)	AA	Purchase of certain assets and intellectual property of New Focus’ passive optical components line	1	May 10, 2002

(1)	Optical Subsystems and Components

(2)	Network Performance Test and Monitoring
      The following is a summary (in thousands) of the consideration paid by the Company for each of these business combinations and asset acquisitions. For transactions in which shares of Finisar common stock were issued at closing, the value of the shares was determined in accordance with EITF 99-12 using the average closing price of Finisar common stock for the five day period ending two days after the announcement of the transaction.

	Stock			Options/Warrants

		Number and			Number and		Convertible	Cash Including		Total
	Value	Type of		Value	Type of		Note	Acquisition Costs		Consideration
Entity Name	$(000)	Shares(1)(2)		$(000)	Shares(2)		$(000)	$(000)		$(000)

Fiscal 2005
Data Transit	—	—		—	—		16,270	1,450		17,720
Infineon	52,496	34,000,000		—	—		—	7,427		59,923
I-TECH	—	—		—	—		12,061	157		12,218
Fiscal 2004
Honeywell	1,237	545,349	(C)	—	—		—	80,854	(2)	82,091
Fiscal 2003
Genoa	5,727	6,753,247	(C)	671	1,029,601	(W)	—	500		6,898
New Focus	6,750	4,027,446	(C)	—	—		—	5,384		12,134

(1)	Shares of common stock (C) or warrants to purchase common stock (W).

(2)	Including $5,583 included in other accrued liabilities as of April 30, 2004.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired

	Net		In-process
	Tangible	Developed	Research &	Customer
Entity Name	Assets	Technology	Development	Base	Tradename	Goodwill	Total(1)

Fiscal 2005
Data Transit	$1,813	$6,414	$318	$2,100	$758	$6,317	$17,720
Infineon	9,877	4,567	1,126	864	—	43,489	$59,923
I-TECH	1,319	1,084	114	750	—	8,951	$12,218
Fiscal 2004
Honeywell	20,414	14,862	6,180	—	—	40,635	$82,091
Fiscal 2003
Genoa	1,929	1,131	—	—	—	3,838	$6,898
New Focus	1,512	10,622	—	—	—	—	$12,134
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
      The following is a summary of the weighted average amortization period for intangible assets acquired in fiscal 2005 in years:

	Developed	Customer
	Technology	Base	Tradename	Total

Data Transit	4.6	6.6	7.0	5.3
Infineon	3.0	5.0	—	3.3
I-Tech	3.7	4.0	—	3.8
      The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of each respective acquisition.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma financial information reflects the consolidated results of Finisar as if the acquisitions of Infineon, Data Transit, I-Tech, and the Honeywell VCSEL Optical Products Business had taken place on May 1, 2003. The pro forma information primarily includes adjustments for revenue, depreciation, amortization of acquired developed technology and other acquired intangible assets, in-process research and development, and interest on convertible notes. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	Pro Forma Consolidated
	Financial Information for
	the Years Ended April 30,

	2005	2004

Revenues	301,723	245,366
Net loss	(110,615)	(107,236)
Net loss per share	(0.44)	(0.43)

3.	Loan Related to Acquisition of Assets from New Focus, Inc.
      In partial consideration for the purchase of certain assets from New Focus, Inc. for a total value of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. The Company made payments of $1.4 million in August 2003 and $2.0 million in September 2004 to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum royalty commitment is $2.0 million and has been recorded as a current liability in the Company’s financial statements at April 30, 2005. Because such payments are not fixed in time, they have not been discounted as otherwise required under APB Opinion No. 21.

4.	Purchased Intangible Assets Including Goodwill
      In accordance with SFAS 142, the Company performed the required transitional two-step impairment tests of goodwill and indefinite-lived intangible assets as of May 1, 2002. In the first step of the analysis, the Company’s assets and liabilities, including existing goodwill and other intangible assets, were assigned to its identified reporting units to determine their carrying value. For this purpose, the reporting units were determined to be the Company’s two business segments. After comparing the carrying value of each reporting unit to its fair value, it was determined that goodwill recorded by both reporting units was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized a transitional impairment loss of $460.6 million in the first quarter of fiscal 2003. Of this impairment loss, $406.4 million was related to the optical subsystems and components reporting unit and $54.2 million was related to the network test and monitoring systems reporting unit. This loss was recognized as the cumulative effect of an accounting change. The impairment loss had no income tax effect.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual growth rate in revenues of approximately 10 percent. Both calculations assumed a weighted average discount rate of 18 percent.
      On May 3, 2002, the Company recorded additional goodwill of $485,000 in the optical subsystems and components reporting unit as a result of achievement of certain milestones specified in the Transwave acquisition agreement. The Company recorded an impairment loss of $485,000 in the three months ended July 31, 2002 for this additional consideration, since the Company’s transitional impairment charge, recorded in the first quarter of the fiscal 2003, indicated it could not be supported.
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
      During the fourth quarters of fiscal 2003, 2004 and 2005, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.
      The following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Fiscal Years Ended April 30,

	2005	2004	2003

Reported net loss	$(114,107)	$(113,833)	$(159,173)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	—	—

Adjusted loss before cumulative effect of an accounting change	(114,107)	(113,833)	(159,173)
Cumulative effect of an accounting change	—	—	(460,580)

Adjusted net loss	$(114,107)	$(113,833)	$(619,753)

Adjusted basic and diluted net loss per share:
Reported basic net loss per share	$(0.49)	$(0.53)	$(0.82)
Add back goodwill (including assembled workforce and customer base) amortization, net of tax	—	—	—

Adjusted loss before cumulative effect of an accounting change	(0.49)	(0.53)	(0.82)
Cumulative effect of an accounting change	—	—	(2.35)

Adjusted basic net loss per share	$(0.49)	$(0.53)	$(3.17)

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total

Balance at April 30, 2002	$406,357	$70,223	$476,580
Addition related to achievement of milestones	485	—	485
Addition related to acquisition of subsidiary	3,838	—	3,838
Transitional impairment loss	(406,357)	(54,223)	(460,580)
Impairment loss	(485)	—	(485)

Balance at April 30, 2003	$3,838	$16,000	$19,838

Addition related to achievement of milestones	147	—	147
Addition related to acquisition of subsidiary	40,635	—	40,635

Balance at April 30, 2004	$44,620	$16,000	$60,620

Addition related to achievement of milestones	256	—	256
Addition related to acquisition of subsidiary	43,546	15,268	58,814

Balance at April 30, 2005	$88,422	$31,268	$119,690

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
      During fiscal 2005, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $256,000 as a result of achievement of certain milestones specified in the Transwave acquisition agreement. In fiscal 2005, the Company recorded the following additional goodwill in conjunction with several companies acquired in fiscal 2005: $43.5 million in conjunction with the Infineon acquisition, $9.0 million in conjunction with the I-TECH acquisition, and $6.3 million in conjunction with the Data Transit acquisition.
      The following table reflects intangible assets subject to amortization as of April 30, 2005 and April 30, 2004 (in thousands):

	April 30, 2005

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$105,831	$(72,785)	$33,046
Trade name	3,625	(2,465)	1,160
Customer Relationships	3,714	(450)	3,264

Totals	$113,170	$(75,700)	$37,470

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2004

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$104,387	$(57,481)	$46,906
Trade name	2,867	(1,812)	1,055
Customer Relationships	—	—	—

Totals	$107,254	$(59,293)	$47,961

      The amortization expense on these intangible assets for fiscal 2005 was $23.4 million compared to $19.8 million for fiscal 2004 and $22.7 million for fiscal 2003. During the second fiscal quarter of 2005, the Company determined that the remaining intangible assets related to certain purchased passive optical technology, which was related to the Company’s acquisition of certain assets of New Focus, Inc., was obsolete, and had a fair value of zero. Accordingly an impairment charge of $3.7 million was recorded against the remaining net book value of these assets during the second quarter of fiscal 2005. Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2006	$19,121
2007	6,693
2008	5,440
2009	3,280
2010 and beyond	2,936

$37,470

5.	Investments

Unrestricted Securities
      The following is a summary of the Company’s available-for-sale investments as of April 30, 2005 and 2004 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2005
Debt:
Corporate	$47,546	$4	$(258)	$47,292
Government agency	32,298	1	(243)	32,056
Municipal	349	—	—	349

Total	$80,193	$5	$(501)	$79,697

Reported as:
Cash equivalents	$6,767	$—	$(1)	$6,766
Short-term investments	73,426	5	(500)	72,931

	$80,193	$5	$(501)	$79,697

As of April 30, 2004
Debt:
Corporate	$84,822	$123	$(71)	$84,874
Government agency	35,199	36	(120)	$35,115
Municipal	1,854	5	(4)	$1,855

Total	$121,875	$164	$(195)	$121,844

Reported as:
Cash equivalents	$48,318	$—	$—	$48,318
Short-term investments	73,557	164	(195)	$73,526

	$121,875	$164	$(195)	$121,844

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company monitors its investment portfolio for impairment on a periodic basis in accordance with Emerging Issues Task Force Issue No. 03-1. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; its financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the industry; the Company’s relative competitive position within the industry; and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value of these investments, shown in the table above as “Gross Unrealized Losses”, is primarily related to changes in interest rates and is considered to be temporary in nature. The Company has no investments that have been in a continuous unrealized position for more than twelve months.
      The following is a summary of the Company’s available-for-sale investments as of April 30, by contractual maturity (in thousands):

	2005		2004

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Mature in less than one year	$39,185	$39,096	$86,889	$86,942
Mature in one to five years	35,571	35,197	29,870	29,794
Mature in five to ten years	425	417	3,565	3,560
Mature in over ten years	5,012	4,987	1,551	1,548

	$80,193	$79,697	$121,875	$121,844

      While certain of these instruments mature more than one year from the balance sheet date, they have been classified as current assets because they are readily marketable and the Company views these investments as assets which are available within the year following the balance sheet date should the need arise. The gross realized gains and losses for fiscal 2005 were immaterial. The gross realized gain for fiscal 2004 was $206,000; the gross realized loss for fiscal 2004 was immaterial. Realized gains and losses were calculated based on the specific identification method.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the Company’s restricted securities as of April 30, 2005 and April 30, 2004 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value

As of April 30, 2005
Government agency	$9,110	$(143)	$8,967

Classified as:
Short term — less than 1 year	$3,717	$(30)	$3,687
Long term — 1 to 3 years	5,393	(113)	5,280

Total	$9,110	$(143)	$8,967

As of April 30, 2004
Government agency	$15,250	$(63)	$15,187

Classified as:
Short term — less than 1 year	$6,329	$18	$6,347
Long term — 1 to 3 years	8,921	(81)	8,840

Total	$15,250	$(63)	$15,187

6.	Minority Investments
      Minority investments is comprised of several investments in other companies accounted for under the cost method and one investment in another company accounted for under the equity method.

Cost Method Investments
      Included in minority investments at April 30, 2005 is $15.4 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. These four minority investments include a $1.0 million cash investment in and a $3.75 million convertible note to CyOptics, which occurred during second and fourth quarters of fiscal 2005 (see Note 13), and a $4.2 million investment in a private company which was acquired through the acquisition of Infineon’s transceiver and transponder product line in the fourth quarter of fiscal 2005. Included in minority investments at April 30, 2004 is $16.5 million representing the carrying value of the Company’s minority investment in five privately held companies accounted for under the cost method. During fiscal 2005 and 2004, the Company recorded charges of $10.0 million and $1.6 million, respectively, for impairments in the value of these minority investments, which were recorded in other income (expense), net.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Method Investments
      Included in minority investments is $6.0 million and $7.7 million at April 30, 2005 and 2004, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. During fiscal 2004, the Company settled its $6.7 million loan with this company for $1.7 million in cash and $5.0 million in preferred stock. The Company had a 27% ownership interest in this company at April 30, 2005 compared to a 31% ownership interest at April 30, 2004. For fiscal 2005 and 2004, the Company recorded expenses of $1.8 million and $1.3 million, respectively, representing its share in the loss of this company, which was recorded in other income (expense), net.

7.	Inventories
      Inventories consist of the following (in thousands):

	April 30,

	2005	2004

Raw materials	$12,657	$20,072
Work-in-process	10,720	8,512
Finished goods	12,953	6,133

Total inventory	$36,330	$34,717

      In fiscal 2005, the Company recorded charges of $11.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $9.3 million, resulting in a net charge to cost of revenues of $2.0 million. In fiscal 2004, the Company recorded charges of $22.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of $17.9 million, resulting in a net charge to cost of sales of $4.4 million. In fiscal 2003, the Company recorded charges of $24.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of $15.1 million, resulting in a net charge to cost of revenues of $9.2 million.
      In fiscal 2003, the Company recorded a charge of $24.3 million to cost of revenue to increase its reserve for excess inventory currently held in both its optical subsystems and components and network test and monitoring systems business segments. The breakdown of this charge was as follows (in thousands):

	Raw	Work in	Finished
	Materials	Process	Goods	Total

Optical subsystems	$8,741	$7,717	$4,095	$20,553
Network test	2,664	897	151	3,712

Total	$11,405	$8,614	$4,246	$24,265

      The Company makes inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, the Company builds inventory levels for certain items with long lead times and enters into certain longer-term commitments for certain items. The Company permanently writes off 100% of the cost of inventory that is specifically identified and considered obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. The Company periodically discards obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company’s best estimate of future demand at the time, based upon information then available. In making these assessments, the Company is required to

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
make judgments as to the future demand for current or committed inventory levels. The Company uses a 12-month demand forecast and in addition also considers:

•	parts and subassemblies that can be used in alternative finished products;

•	parts and subassemblies that are unlikely to be engineered out of our products; and

•	known design changes which would reduce our ability to use the inventory as planned.
      Significant differences between the Company’s estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for the Company’s products and actual timing, volume and demand mix may result in additional write-offs in the future, or additional usage of previously written-off inventory in future periods for which the Company would benefit by a reduced cost of revenues in those future periods.

8.	Property, Equipment and Improvements
      Property, equipment and improvements consist of the following (in thousands):

	April 30,

	2005	2004

Land	$9,747	$18,788
Buildings	10,593	21,271
Computer equipment	31,674	27,712
Office equipment, furniture and fixtures	3,209	3,542
Machinery and equipment	108,899	94,002
Leasehold improvements	7,786	6,858
Construction-in-process	3,341	—

Total	175,249	172,173
Accumulated depreciation and amortization	(87,985)	(64,437)

Property, equipment and improvements (net)	$87,264	$107,736

9.	Impairment of Tangible Assets
      During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2005, the carrying value of the financing liability, included in Other Long-Term Liabilities, was $12.3 million and the current portion of the financing liability, included in Current Portion of Long-term Liabilities, was $200,000.

10.	Letter of Credit Reimbursement Agreement
      On April 29, 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of a loan

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The negative pledge requires that the Company will not create a security in favor of a subsequent creditor without the approval of Silicon Valley Bank. The agreement requires the Company to maintain its primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. At April 30, 2005 the Company was in compliance with all terms of this agreement. Outstanding letters of credit secured by this agreement at April 30, 2005 totaled $2,950,510.

11.	Non-recourse Accounts Receivable Purchase Agreement
      On October 29, 2004, the Company entered into a non-recourse accounts receivable purchase agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $20 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. Under the agreement, the Company has no obligation to make any payments on any of the invoices purchased by Silicon Valley bank, regardless of failure by account debtors to make their payments on time. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.50% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. Through April 30, 2005, the Company has made three such sales of receivables, totaling $13.3 million. Interest expense and fees under this agreement were approximately $70,000 and $33,000, respectively, for fiscal 2005.

12.	Commitments
      The Company’s future commitments at April 30,2005 include minimum payments under non-cancelable operating lease agreements, a lease commitment under a sale-leaseback agreement and non-cancelable purchase obligations as follows (in thousands):

		Payments Due in Fiscal Year

Commitments	Total	2006	2007	2008	2009	2010	Thereafter

Operating leases	$7,865	$4,814	$1,864	$556	$358	$273	$—
Lease commitment under sale-leaseback agreement	51,464	2,962	3,028	3,096	3,166	3,237	35,975
Purchase obligations	6,449	6,449	—	—	—	—	—

Total contractual obligations	$65,778	$14,225	$4,892	$3,652	$3,524	$3,510	$35,975

      Rent expense under the non-cancelable operating leases was approximately $4.6 million in fiscal 2005, $2.9 million in fiscal 2004, and $4.0 million in fiscal 2003. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $20,000 in fiscal 2005, $20,000 in fiscal 2004, and $142,000 in fiscal 2003. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.
      Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on behalf of the Company to fulfill the subcontractors’ purchase order obligations at their facilities. The Company’s purchase obligations of $6.5 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2005.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Convertible Debt
      The Company’s convertible debt is summarized as follows (in thousands):

			Due In
Description	Amount	Interest Rate	Fiscal Year

Convertible subordinated notes due 2008	$100,250	5.25%	2008
Convertible subordinated notes due 2010	150,000	2.50%	2010
Convertible note — Data Transit Acquisition	16,270	8.00%	2007
Convertible note — I-Tech Acquisition	12,061	3.35%	2006
Convertible note — CyOptics minority investment	3,750	3.35%	2006

	$282,331

      The Company’s convertible debt is due by fiscal year as follows (in thousands):

		Fiscal Years Ended

	Total	2006	2007	2008	2009	2010	Thereafter

Convertible notes	$282,331	$15,811	$16,270	$—	$100,250	$—	$150,000

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
      Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2005, 2004 and 2003, the Company recorded interest expense amortization of $4.3 million, $10.2 million and $4.8 million, respectively.
      At issuance of the notes, the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $15.3 million of U.S. government securities to provide for the payment in full of the first six scheduled interest payments due on the notes. At April 30, 2005, no securities remained pledged, as the first six scheduled interest payments had been made as of that date.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During fiscal 2004, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in aggregate principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. In fiscal 2004, $684,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense. There were no exchanges and repurchases related to these convertible notes in 2005.
      Unamortized debt issuance costs associated with this note were $1.9 million and $2.3 million at April 30, 2005 and 2004, respectively. Amortization of prepaid loan costs are classified other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $542,000 in fiscal 2005, $569,000 in 2004 and $1,037,000 in 2003.

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
      At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At April 30, 2005, approximately $9.1 million of U.S. government securities remained pledged as security for the note holders.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Unamortized debt issuance costs associated with this note were $3.8 million and $4.5 million at April 30, 2005 and 2004, respectively. Amortization of prepaid loan costs are classified as Other Income (Expense), Net on the consolidated statement of operations. Amortization of prepaid loan costs were $707,000 in fiscal 2005 and $376,000 in 2004.
      As of April 30, 2005 and 2004, the fair value of the Company’s convertible subordinated debt was approximately $206.6 million and $230.2 million, respectively.

Convertible Note — Acquisition of Assets of Data Transit Corp.
      On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The principal balance of the note bears interest at 8% per annum and is due and payable, if not earlier converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of our common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. Because the number of shares to be issued is based upon the market price of our common stock, we are unable at this time to determine the exact number of shares that will be issued pursuant to the note. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days.

Convertible Note — Acquisition of I-TECH CORP.
      On April 8, 2005, the Company completed the acquisition of I-TECH CORP, a privately-held network test and monitoring company, in exchange for the issuance of two promissory notes to the sole holder of I-TECH’s common stock. The promissory notes, which have an aggregate principal amount of approximately $12.1 million and an interest rate of 3.35%, are convertible into shares of Finisar common stock upon the occurrence of certain events and at the election of the Company and the holder of the notes. The exact

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes. Because the number of shares to be issued is based upon the market price of our common stock, we are unable at this time to determine the exact number of shares that will be issued pursuant to the note.

Convertible Note — Minority Investment in CyOptics, Inc.
      On April 29, 2005, the Company entered into a Series F Preferred Stock Purchase Agreement (the “SPA”) with CyOptics, Inc. Pursuant to the SPA, the Company issued a convertible promissory note in the principal amount of approximately $3.8 million and an interest rate of 3.35% as consideration for our purchase of 24,298,580 shares of CyOptics Series F Preferred Stock.
      The terms of the note provide for four weekly conversions of equal portions of the outstanding principal of the note into shares of our common stock, commencing on June 14, 2005. The number of shares to be issued upon each conversion is determined by dividing the amount converted by the average closing bid price of our common stock for either (i) the four trading days immediately prior to the conversion, or (ii) the trading day prior to the conversion, as selected by the holder of the note. Because the number of shares to be issued is based upon the market price of our common stock, we are unable at this time to determine the exact number of shares that will be issued pursuant to the note.

14.	Stockholders’ Equity

Common Stock and Preferred Stock
      As of April 30, 2005, Finisar is authorized to issue 500,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. (See Subsequent Event footnote, Note 24.) The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote.
      Common stock subject to future issuance as of April 30, 2005 is as follows:

Conversion of convertible notes	58,647,062
Conversion of convertible notes issued for acquisitions and equity method investments	34,857,613
Exercise of outstanding warrants	942,332
Exercise of outstanding options	48,796,742
Available for grant under stock option plans	9,139,672
Reserved for issuance under the employee stock purchase plan	149,371

152,532,792

Warrants
      In connection with the acquisition of Shomiti Systems, Inc. (“Shomiti”) in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. These warrants entitle the holder to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.
      In conjunction with the acquisition of Genoa in fiscal 2003, the Company assumed warrants to purchase stock of Genoa and issued warrants to purchase stock of Finisar. The assumed warrants entitle the holders to purchase 29,766 shares of Finisar common stock at an exercise price of $15.25 and expire at various dates through 2011. The warrants issued by the Company entitle the holders to purchase 999,835 shares of Finisar

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock at an exercise price of $1.00 per share and expire at various dates through 2011. During 2005, warrants issued by the Company to purchase 21,845 shares of Finisar common stock were exercised.

Preferred Stock
      The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. Pursuant to such Board action in March 2001, the Company designated 4,500,000 shares of its preferred stock as Series A Preferred Stock. Each share of Series A Preferred Stock was automatically convertible into three shares of the Company’s common stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events, upon the effectiveness of an increase in the authorized number of shares of the Company’s common stock to not less than the number of shares sufficient to allow the conversion of each share of the Series A Preferred Stock (the “Charter Amendment”). Pending conversion of the Series A Preferred Stock, a holder of a share of Series A Preferred Stock had the same rights as a holder of the number of shares of the Company’s common stock into which the share of Series A Preferred Stock was convertible with respect to the rights to vote, to receive dividends and to receive distributions on a liquidation or winding up of Finisar. Shares of Series A Preferred Stock were issued in connection with the acquisitions of Shomiti and Transwave. On June 19, 2001, the Charter Amendment was approved and the outstanding shares of the Series A Preferred Stock were automatically converted into common stock on a 3-for-1 basis upon the filing of an amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2005 and 2004, no shares of the Company’s Preferred Stock were issued and outstanding.
Stockholder Rights Plan
      In September 2002, Finisar’s board of directors adopted a stockholder rights plan. Under the rights plan, stockholders received one share purchase right for each share of Finisar common stock held. The rights, which will initially trade with the common stock, effectively allow Finisar stockholders to acquire Finisar common stock at a discount from the then current market value when a person or group acquires 20% or more of Finisar’s common stock without prior board approval. When the rights become exercisable, Finisar stockholders, other than the acquirer, become entitled to exercise the rights, at an exercise price of $14.00 per right, for the purchase of one-thousandth of a share of Finisar Series RP Preferred Stock or, in lieu of the purchase of Series RP Preferred Stock, Finisar common stock having a market value of twice the exercise price of the rights. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of Finisar common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 20%, the rights can be redeemed for $0.001 each by action of the board of directors.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During fiscal 1989 and 1999, Finisar adopted the 1989 and 1999 Stock Option Plans (the “Plans”). Under the Plans, options to purchase common stock may be granted at an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vest over five years and have a maximum term of 10 years. All options granted under the Plans are immediately exercisable. As of April 30, 2005 and 2004, zero shares and 265,998 shares, respectively, were subject to repurchase.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of activity under the Plans is as follows:

	Options Available
	for Grant	Options Outstanding

	Number of			Weighted-Average
Options for Common Stock	Shares	Number of Shares	Price Per Share	Exercise Price

Balance at April 30, 2002	8,663,198	26,606,594	$0.0170 - $32.500	$7.17

Increase in authorized shares	9,819,018	—	—	—
Options granted	(23,833,800)	23,833,800	$0.4900 - $01.7300	$1.38
Options exercised	—	(220,265)	$0.0200 - $04.0100	$0.64
Options canceled	24,005,956	(24,005,956)	$0.0500 - $32.5000	$8.28
Shares repurchased	342,597	—	$0.4400 - $01.0000	$0.64
Options expired	(803,562)	—	—	—

Balance at April 30, 2003	18,193,407	26,214,173	$0.0433 - $22.5000	$3.31

Increase in authorized shares	7,500,000	—	—	—
Options granted	(25,028,803)	25,028,803	$1.7900 - $03.2600	$1.95
Options exercised	—	(3,468,165)	$0.0430 - $04.0001	$1.39
Options canceled	4,201,787	(4,201,787)	$0.1600 - $22.1250	$3.60

Balance at April 30, 2004	4,866,391	43,573,024	$0.0433 - $22.5000	$2.66

Increase in authorized shares	11,142,516	—	—	—
Options granted	(14,797,398)	14,797,398	$1.1300 - $01.9200	$1.31
Options exercised	—	(1,662,577)	$0.0433 - $01.8000	$0.87
Options canceled	7,911,103	(7,911,103)	$0.1600 - $22.1250	$2.55
Shares repurchased	30,000	—	$0.4700 - $0.4700	$0.47
Options expired	(12,940)	—	$0.1600 - $4.0200	$1.68

Balance at April 30, 2005	9,139,672	48,796,742	$0.0433 - $22.500	$2.33

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding at April 30, 2005:

		Exercisable

			Weighted-Average
Exercise Price for			Remaining	Weighted-Average
Common Stock	Number Outstanding	Number Exercisable	Contractual Life	Exercise Price

			(In years)
$0.043-$1.13	5,104,221	2,287,806	7.19	$0.70
$1.15-$1.15	7,309,533	1,259,495	9.30	$1.15
$1.18-$1.50	8,706,337	3,422,473	7.90	$1.46
$1.73-$1.73	2,260,000	864,000	7.10	$1.73
$1.79-$1.79	6,851,638	2,446,680	8.32	$1.79
$1.80-$1.80	7,285,096	5,003,420	8.14	$1.80
$1.92-$2.80	5,194,911	932,411	8.82	$2.19
$2.92-$12.63	4,999,601	2,960,005	6.64	$4.92
$19.11-$22.13	1,082,405	846,464	5.22	$21.71
$22.50-$22.50	3,000	2,400	5.16	$22.50

	48,796,742	20,025,154	8.00	$2.33

      The weighted-average fair value of options granted for common stock was $0.92 during fiscal 2005 and $1.06 during fiscal 2004.

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

Restricted Shares Issued for Promissory Notes
      Certain employees have exercised options to purchase shares of common stock in exchange for promissory notes. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of the Company. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years. During 2005, all of these outstanding promissory notes were repaid to the Company.

Deferred Stock Compensation
      In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of grant. During fiscal 2001 and fiscal 2002, the Company recorded additional deferred compensation related to the assumptions of stock options associated with companies acquired during those years Deferred stock compensation is initially recorded as a reduction of stockholders’ equity. Graded amortization is recorded to expense over the five year vesting period. The amortization expense relates to options awarded to employees in all operating expense categories. The following table summarizes additions and adjustments to deferred stock compensation and amortization of deferred stock compensation to expense by fiscal year. As of April 30, 2005, all deferred stock compensation generated had been fully amortized.

	Deferred Stock
	Compensation	Amortization
	Generated	Expense

Fiscal year ended April 30, 1999	$2,403	$427
Fiscal year ended April 30, 2000	12,959	5,530
Fiscal year ended April 30, 2001	21,217	13,543
Fiscal year ended April 30, 2002	1,065	11,963
Fiscal year ended April 30, 2003	(6,855)	(1,719)
Fiscal year ended April 30, 2004	(988)	(105)
Fiscal year ended April 30, 2005	—	162

Total	$29,801	$29,801

15.	Employee Benefit Plan
      The company maintains a defined contribution retirement plan under the provision of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.
      Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $14,000 for calendar year 2005. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. Finisar may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company’s expenses related to this plan were $906,000, $882,000 and $836,000 for fiscal years ended April 30, 2005, 2004, and 2003, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes
      The expense (benefit) for income taxes consists of the following (in thousands):

	Fiscal Years Ended
	April 30,

	2005	2004	2003

Current:
Federal	$—	$—	$—
State	(64)	319	229
Foreign	(712)	15	—

	(776)	334	229
Deferred:
Federal	1,500	—	—
State	132	—	—

	1,632	—	—

Provision for income taxes	$856	$334	$229

      Loss before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,

	2005	2004	2003

U.S.	$(105,735)	$(95,376)	$(149,322)
Foreign	(7,516)	(18,123)	(9,622)

	$(113,251)	$(113,499)	$(158,944)

      A reconciliation of the income tax provision (benefit) at the federal statutory rate to the income tax provision (benefit) at the effective tax rate is as follows:

	2005	2004	2003

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	0.05	(0.03)	(0.03)
Tax exempt interest	4.47	0.00	(0.26)
Valuation allowance	29.65	29.49	7.22
Non-deductible amortization	0.00	0.00	1.20
Foreign loss — no tax benefit	2.19	5.48	0.87
Impairment of goodwill	0.00	0.00	25.98
Other	(0.60)	0.35	0.06

	0.76%	0.29%	0.04%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred taxes consist of the following (in thousands):

	April 30,

	2005	2004	2003

Deferred tax assets:
Inventory reserve	$4,898	$7,150	$12,436
Accruals and reserves	8,232	13,260	4,888
Tax credits	17,123	6,611	5,327
Net operating loss carryforwards	139,410	115,486	101,276
Gain/loss on investments under equity or cost method	11,085	—	—
Depreciation and amortization	2,999	—	—
Purchase accounting for intangible assets	2,282	—	—

Total deferred tax assets	186,029	142,507	123,927
Valuation allowance	(186,029)	(128,230)	(100,150)

Net deferred tax assets	—	14,277	23,777
Deferred tax liabilities:
Acquired intangibles	(1,632)	(10,909)	(20,127)
Tax depreciation over book depreciation	—	(3,368)	(3,650)

Total deferred tax liabilities	(1,632)	(14,277)	(23,777)

Total net deferred tax assets (liabilities)	$(1,632)	$—	$—

      The Company’s valuation allowance increased from the prior year by approximately $57.8 million, $28.1 million, and $73.1 million in fiscal 2005, 2004 and 2003, respectively.
      Approximately $10.3 million of the valuation allowance at April 30, 2005 is attributable to stock option deductions, the benefit of which will be credited to additional paid-in-capital when realized. Approximately $6.7 million of the valuation allowance at April 30, 2005 is attributable to stock option deductions that, when realized, will first reduce unamortized goodwill, next other non-current intangible assets of acquired subsidiaries, and then income tax expense.
      A deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.
      At April 30, 2005, the Company had federal, state and foreign net operating loss carryforwards of approximately $384.7 million, $141.4 million and $1.7 million, respectively, and federal and state tax credit carryforwards of approximately $9.8 million, and $7.3 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2010, if not utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
      The Company’s manufacturing operations in Malaysia and China operate under various tax holidays which expire in whole or in part in fiscal 2006 through 2011. Certain of the tax holidays may be extended if specific conditions are met. These tax holidays have had no effect on the Company’s net loss and net loss per share in fiscal 2003, 2004 or 2005 due to operating losses sustained in each of these fiscal years.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segments and Geographic Information
      The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems.
      Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs), and metropolitan access networks (MAN) applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in MAN applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, primarily for LAN and SAN applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet, iSCSI, SAS and SATA. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.
      Both of the Company’s operating segments and its corporate sales function report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,

	2005	2004	2003

Revenues:
Optical subsystems and components	$241,582	$160,025	$136,846
Network test and monitoring systems	39,241	25,593	29,636

Total revenues	$280,823	$185,618	$166,482

Depreciation and amortization expense:
Optical subsystems and components	$28,157	$30,116	$23,462
Network test and monitoring systems	935	400	551

Total depreciation and amortization expense	$29,092	$30,516	$24,013

Operating loss:
Optical subsystems and components	$(34,417)	$(54,250)	$(56,494)
Network test and monitoring systems	(6,347)	(2,711)	(3,253)

Total operating loss	(40,764)	(56,961)	(59,747)
Unallocated amounts:
Amortization of acquired developed technology	(22,268)	(19,239)	(21,983)
Amortization of deferred stock compensation	(162)	105	1,719
In-process research and development	(1,558)	(6,180)	—
Amortization of other intangibles	(1,104)	(572)	(758)
Impairment of assets	(18,798)	—	—
Impairment of goodwill and intangible assets	(3,656)	—	(10,586)
Restructuring costs	(287)	(382)	(9,378)
Other acquisition costs	—	(222)	(198)
Interest income (expense), net	(12,072)	(25,701)	(6,699)
Other non-operating income (expense), net	(12,582)	(4,347)	(51,314)

Total unallocated amounts	(72,487)	(56,538)	(99,197)

Loss before income tax and cumulative effect of accounting change	$(113,251)	$(113,499)	$(158,944)

      The following is a summary of total assets by segment (in thousands):

	April 30,

	2005	2004

Optical subsystems and components	$345,365	$302,128
Network test and monitoring systems	71,535	50,261
Other assets	72,085	142,316

	$488,985	$494,705

      Cash, short-term and restricted investments are the primary components of Other assets in the above table.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,

	2005	2004	2003

Revenues from sales to unaffiliated customers:
United States	$184,829	$136,504	$123,080
Rest of the world	95,994	49,114	43,402

	$280,823	$185,618	$166,482

      Revenues generated in the U.S. are all from sales to customers located in the United States.
      The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,

	2005	2004

Long-lived assets:
United States	$258,345	$230,225
Malaysia	23,415	21,668
Rest of the world	2,139	2,871

	$283,899	$254,764

      The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended
	April 30,

	2005	2004

Optical subsystems and components	$20,551	$13,219
Network test and monitoring systems	651	269

Total capital expenditures	$21,202	$13,488

18.	Pending Litigation
      A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied its motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. On April 13, 2005, the Court held a further conference to determine the final form, substance and program of class notice and set a hearing for January 9, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
      On April 4, 2005, the Company filed an action in the United States District Court, against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively “DirecTV”). The lawsuit alleges that DirecTV willfully infringes our U.S. Patent No. 5,404,505 by making, using, selling, offering to sell and/or importing systems and/or methods that embody one or more of the claims of our patent. On May 13, 2005, DirecTV answered the Complaint. DirecTV’s counterclaim seeks a declaration of non-infringement, patent invalidity and patent unenforceability. The presiding judge held an initial case management conference on July 13, 2005 setting discovery schedules and dates for motion practice. The trial is scheduled for June 6, 2006.

19.	Loss On Sale of Assets of Sensors Unlimited, Inc.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company received $6.1 million in cash and a 19% equity interest in the acquiring company. For accounting purposes, no value has been placed on the 19% equity interest. The Company recorded a loss of $36.8 million in other income (expense) as a result of this transaction as follows (in thousands):

Amount

Proceeds from sale	$6,100
Net book value of tangible assets at time of sale	(12,852)
Net book value of purchased developed technology	(25,967)
Net book value of Sensors Unlimited tradename	(2,358)
Performance shares released from escrow	(1,637)
Other costs of the transaction	(125)

Loss on sale	$(36,839)

20.	Restructuring and Assets Impairments
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During the fourth quarter of fiscal 2004, the Company realized a benefit of $791,000 related to restructuring expenses due to lower than anticipated lease and facility clean-up costs related to the closure of the Demeter facility.
      The Company recorded a restructuring charge of $287,000 in fiscal 2005 to adjust the operating lease liability for our Hayward facility that was closed in fiscal 2003.
      As of April 30, 2005, $509,000 of committed facilities payments related to restructuring activities, net of anticipated sublease income, remains accrued, is expected to be fully utilized by the end of fiscal 2006, and is broken down as follows (in thousands):

	Facilities				Severance				Total

	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total	Hayward	Demeter	Germany	Total

Fiscal 2003 actions:
Total charges	$3,056	$4,492	$—	$7,548	$1,174	$656	$—	$1,830	$4,230	$5,148	$—	$9,378
Reversal of charge	—	(1,199)	—	(1,199)	—	—	—	—	—	(1,199)	—	(1,199)
Cash payments	(1,316)	(1,087)	—	(2,403)	(1,174)	(656)	—	(1,830)	(2,490)	(1,743)	—	(4,233)
Non-cash charges	(1,351)	(2,373)	—	(3,724)	—	—	—	—	(1,351)	(2,373)	—	(3,724)

Balance at April 30, 2005	389	(167)	—	222	—	—	—	—	389	(167)	—	222
Fiscal 2004 actions:
Total charges	—	546	849	1,395	—	701	276	977	—	1,247	1,125	2,372
Reversal of charge	—	(791)	—	(791)	—	—	—	—	—	(791)	—	(791)
Cash payments	(167)	412	(849)	(604)	—	(701)	(276)	(977)	(167)	(289)	(1,125)	(1,581)

Balance at April 30, 2005	(167)	167	—	—	—	—	—	—	(167)	167	—	—
Fiscal 2005 actions:
Total charges	287	—	—	287	—	—	—	—	287	—	—	287
Reversal of charge	—	—	—	—	—	—	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—	—	—	—	—	—	—

Balance at April 30, 2005	287	—	—	287	—	—	—	—	287	—	—	287

Total accrual balance at April 30, 2005	$509	$—	$—	$509	$—	$—	$—	$—	$509	$—	$—	$509

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

21.	Warranty
      The Company generally offers a one-year limited warranty for all of its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the number of units sold,

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
      Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,

	2005	2004

Beginning balance	$984	$867
Additions during the period based on product sold	3,265	928
Settlements	(237)	(696)
Changes in liability for pre-existing warranties, including expirations	(1,049)	(115)

Ending balance	$2,963	$984

22.	Related Party
      In March 1999, the Company granted Stephen K. Workman, its Senior Vice President of Finance and Chief Financial Officer, an option to purchase an aggregate of 200,000 shares of common stock, with an exercise price of $1.31 per share. Mr. Workman exercised this option in full in April 1999. The exercise price was paid by Mr. Workman by delivery of a promissory note in the principal amount of $252,000 bearing interest at the rate of 6% per annum, which was collateralized by shares of the Company’s common stock owned by Mr. Workman. This promissory note was paid in full in May 2004.
      Frank H. Levinson, the Company’s Chairman of the Board and Chief Technical Officer, is a member of the board of directors of Fabrinet, Inc. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. During the fiscal years ended April 30, 2005, 2004 and 2003, the Company recorded purchases from Fabrinet of approximately $52.3 million, $42.4 million and $40.0 million, respectively, and Fabrinet purchased products from the Company of approximately $24.0 million, $9.6 million and $9.1 million, respectively. At April 30, 2005 and 2004, the Company owed Fabrinet approximately $2.0 million and $1.8 million, respectively, and Fabrinet owed the Company approximately $4.9 million and $4.2 million, respectively.
      In connection with the acquisition by VantagePoint Venture Partners of the 34 million shares of the Company’s common stock held by Infineon Technologies AG that the Company had previously issued to Infineon in connection with its acquisition of Infineon’s optical transceiver product lines, the Company entered into an agreement with VantagePoint under which the Company agreed to use its reasonable best efforts to elect a nominee of VantagePoint to the Company’s board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to the board of directors pursuant to that agreement. The Company also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint.

23.	Guarantees and Indemnifications
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2005. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

24.	Subsequent Events
      On May 12, 2005, the Company completed the acquisition of InterSAN, Inc., a privately held company located in Scotts Valley, California. Under the terms of the acquisition agreement, the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise be distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which the Company may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in the Company’s consolidated financial statements beginning in the first quarter of fiscal 2006 ending July 31, 2005.
      At the Company’s annual meeting of stockholders held on May 6, 2005, the stockholders approved an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 500,000,000 to 750,000,000. At the meeting, the stockholders also approved amendments of the Company’s 1999 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under the plan from 3,750,000 to 13,750,000, to increase the automatic annual increase in the number of shares of common stock reserved for issuance under the plan from 750,000 to 1,000,000 and to adopt the International Stock Purchase Plan within the authorized limits of the current Employee Stock Purchase Plan.

FINISAR CORPORATION
FINANCIAL INFORMATION BY QUARTER (Unaudited)

	Three Months Ended

	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2005	2005	2004	2004	2004	2004	2003	2003

Statement of Operations Data
Revenues:
Optical subsystems and components	$64,503	$63,417	$59,912	$53,750	$48,664	$40,741	$36,432	$34,188
Network test and monitoring systems	10,356	9,665	11,093	8,127	8,331	5,675	6,344	5,243

Total revenues	74,859	73,082	71,005	61,877	56,995	46,416	42,776	39,431
Cost of revenues	59,410	51,018	49,499	45,704	42,304	32,778	32,041	36,462
Impairment of acquired developed technology	—	—	3,656	—	—	—	—	—
Amortization of acquired developed technology	5,240	5,376	6,086	5,566	5,271	4,656	4,656	4,656

Gross profit (loss)	10,209	16,688	11,764	10,607	9,420	8,982	6,079	(1,687)

Operating expenses:
Research and development	15,146	14,535	17,043	16,075	14,734	12,849	13,695	20,915
Sales and marketing	7,883	7,179	7,570	7,151	6,301	4,905	4,557	4,300
General and administrative	8,221	5,476	4,995	4,682	3,912	4,517	4,356	3,953
Amortization of (benefit from) deferred stock compensation	20	21	24	97	133	115	(49)	(304)
Acquired in-process research and development	1,240	—	318	—	6,180	—	—	—
Amortization of purchased intangibles	621	170	170	143	143	143	143	143
Impairment of tangible assets	—	18,798	—	—	—	—	—	—
Restructuring costs	287	—	—	—	(791)	(1,199)	187	2,185
Other acquisition costs	—	—	—	—	(17)	45	149	45

Total operating expenses	33,418	46,179	30,120	28,148	30,595	21,375	23,038	31,237

Loss from operations	(23,209)	(29,491)	(18,356)	(17,541)	(21,175)	(12,393)	(16,959)	(32,924)
Interest income (expense), net	(2,998)	(3,311)	(2,992)	(2,771)	(2,632)	(2,535)	(15,026)	(5,508)
Other income (expense), net	(10,828)	(158)	192	(1,788)	(640)	(572)	(555)	(2,580)

Loss before income taxes	(37,035)	(32,960)	(21,156)	(22,100)	(24,447)	(15,500)	(32,540)	(41,012)
Provision for income taxes	800	—	37	19	45	43	33	213

Net loss	$(37,835)	$(32,960)	$(21,193)	$(22,119)	$(24,492)	$(15,543)	$(32,573)	$(41,225)

Net loss per share	(0.15)	(0.15)	(0.09)	(0.10)	(0.11)	(0.07)	(0.15)	(0.20)
Shares used in computing net loss per share:
Basic and diluted	258,850	224,170	223,380	222,929	221,052	219,900	215,826	206,744

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
      As described below under Management’s Report on Internal Control Over Financial Reporting, we have identified and reported to the Audit Committee of our Board of Directors and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2005, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Infineon Technologies AG on January 31, 2005 (the “Acquired Infineon Operations”) or of I-TECH CORP. (“I-TECH”), acquired on April 8, 2005, which are included in our fiscal 2005 consolidated financial statements and which, in the aggregate, consisted of $72.0 million and $71.7 million of total assets and net assets, respectively, as of April 30, 2005 and which, in the aggregate, represented $5.2 million and $0.8 million of revenues and loss from operations, respectively, for the year then ended. Based on management’s assessment of internal control over financial reporting and as more fully explained below, we have identified certain control deficiencies that we have determined represented material weaknesses in our internal control over financial reporting as of April 30, 2005.
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with the evaluation and testing of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses that existed at April 30, 2005:

•	A material weakness in our financial reporting processes arising from a shortage of, and turnover in, qualified financial reporting personnel with sufficient skills and experience to apply generally accepted accounting principles to our transactions, to provide for timely review of account reconciliations, and to prepare financial statements that comply with U.S. generally accepted accounting principles. This material weakness relates to all of our significant financial statement accounts. Significant accounts adjusted for this material weakness include prepaid assets, intangible assets, other long-term assets, most current liabilities and amortization of intangibles expense.

•	A material weakness related to our accounting for income, and sales/use taxes, including (a) ineffective controls over the application of U.S. generally accepted accounting principles pertaining to income taxes; (b) ineffective controls over the monitoring and accounting for income tax matters arising from business combinations and other complex and non-routine business transactions; (c) insufficient personnel with adequate technical skills relative to accounting for and disclosure of income taxes; and (d) inadequate accounting policies and procedures that do not provide for effective supervisory review of income and sales/use tax accounting amounts and analyses and related recordkeeping and disclosure activities. Significant accounts affected by, and adjusted for, this material weakness include income tax expense and deferred income taxes, as well as related disclosures for income taxes and accrued liabilities, cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense for sales/use taxes.

•	A material weakness related to the effectiveness of our controls, including ineffective controls to physically verify the existence of inventory on consignment at customer locations and inventory acquired in recent business acquisitions. Significant accounts affected by, and adjusted for, this material weakness include inventory and cost of revenues.

•	A material weakness in our controls to monitor our Network Test and Monitoring segment sales agreements which have multiple elements such that revenue received under these agreements is properly allocated to each element and recognized in the proper period. Significant accounts affected by, and adjusted for, this material weakness include revenues and deferred revenue.

      As a result of the identified material weaknesses, our management has concluded that, as of April 30, 2005, our internal control over financial reporting was not effective. Ernst & Young LLP, our independent registered public accounting firm, has issued their audit report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting as of April 30, 2005. The material weaknesses set out above could result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.
      Notwithstanding the above-mentioned material weaknesses, we believe that the consolidated financial statements included in this report fairly present our consolidated financial position as of, and the consolidated results of operations for the year ended, April 30, 2005.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Finisar Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Finisar Corporation (the “Company”) did not maintain effective internal control over financial reporting as of April 30, 2005, because of the effect of the four material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Control Criteria”). Finisar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the operations acquired from Infineon Technologies AG on January 31, 2005 (the “Acquired Infineon Operations”) or of I-TECH CORP. (“I-TECH”), acquired on April 8, 2005, which are included in the fiscal 2005 consolidated financial statements of Finisar Corporation and which consisted, in the aggregate, of $72.0 million and $71.7 million of total assets and net assets, respectively, as of April 30, 2005 and which represented, in the aggregate, $5.2 million and $0.8 million of revenues and loss from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Infineon Operations or I-TECH.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of April 30, 2005:

•	A material weakness in our financial reporting processes arising from a shortage of, and turnover in, qualified financial reporting personnel with sufficient skills and experience to apply generally accepted accounting principles to our transactions, to provide for timely review of account reconciliations, and to prepare financial statements that comply with U.S. generally accepted accounting principles. This material weakness relates to all of our significant financial statement accounts. Significant accounts adjusted for this material weakness include prepaid assets, intangible assets, other long-term assets, most current liabilities and amortization of intangibles expense.

•	A material weakness related to the Company’s accounting for income, and sales/use taxes, including (a) ineffective controls over the application of U.S. generally accepted accounting principles pertaining to income taxes; (b) ineffective controls over the monitoring and accounting for income tax matters arising from business combinations and other complex and non-routine business transactions; (c) insufficient personnel with adequate technical skills relative to accounting for and disclosure of income taxes; and (d) inadequate accounting policies and procedures that do not provide for effective supervisory review of income and sales/use tax accounting amounts and analyses and related recordkeeping and disclosure activities. Significant accounts affected by, and adjusted for, this material weakness include income tax expense and deferred income taxes, as well as related disclosures for income taxes, and accrued liabilities, cost of revenues, research and development expense, sales and marketing expense, and general and administrative expense for sales/use taxes.

•	A material weakness related to the effectiveness of the Company’s controls to physically verify the existence of inventory on consignment at customer locations and inventory acquired in recent business acquisitions. Significant accounts affected by, and adjusted for, this material weakness include inventory and cost of revenues.

•	A material weakness in the Company’s controls to monitor its Network Test and Monitoring segment sales agreements which have multiple elements such that revenue received under these agreements is properly allocated to each element and recognized in the proper period. Significant accounts affected by, and adjusted for, this material weakness include revenues and deferred revenue.

      The material weaknesses set out above could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the Company’s 2005 financial statements, and this report does not affect our report dated July 26, 2005 on those financial statements.
      In our opinion, management’s assessment that Finisar Corporation did not maintain effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO Control Criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2005, based on the COSO Control Criteria.

/s/ Ernst & Young LLP
San Jose, California
July 26, 2005
Changes in Internal Control Over Financial Reporting
      Regulations under the Exchange Act require public companies to evaluate any change in internal control over financial reporting. Other than as set out in this Item 9A, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we have determined that the identified deficiencies in our internal control over financial reporting as of April 30, 2005 constitute material weaknesses.
Remediation Efforts
      We have been, and intend to continue, planning and implementing changes to our processes to improve and our internal control over financial reporting. We anticipate that these remediation efforts will continue throughout fiscal 2006, and include the following:

1. Financial Reporting Processes: Management lost critical financial and accounting resources during the fourth quarter of fiscal 2005 at a time when we were in the process of acquiring two companies and the transceiver and transponder product lines of Infineon while financial and accounting resources were also supporting management’s business planning process and assessing cost reduction opportunities. This situation contributed to the weakness in the financial statement close process for preparing and compiling financial statements for external reporting purposes. In response, management has hired an assistant controller and is seeking to hire a division controller for its Network Tools Division as well as additional resources within our corporate accounting organization.

2. Income and Sales/Use Taxes: The total income tax provision for the year ended April 30, 2005 was $856,000 which consisted of a current tax benefit of $776,000 net of a deferred tax provision of

$1.6 million. Sales/use tax expense for the same period was $2.1 million. Management plans to secure additional external resources by hiring a consulting firm specializing in accounting for income and sales/use taxes to provide the following services:

•	Assistance in the preparation of the accounting entry and disclosure footnote with the proper application of U.S. generally accepted accounting principles, plus all supporting schedules and account analyses; and

•	Monitor and assist with income tax matters arising from business combinations and other complex and non-routine business transactions.

3. Customer Managed Inventory: Customer managed inventory was $3.3 million as of April 30, 2005. Management will be undertaking a more frequent physical count of inventory located at customer locations in fiscal 2006 beginning in the quarter ending July 31, 2005. Inventory acquired in conjunction with the acquisition of I-TECH totaled approximately $1.3 million as of April 30, 2005. This inventory will be included as part of our normal cycle counting process going forward.

4. Sales agreements at Network Tools: Management has undertaken the following measures to ensure that sales agreements with multiple elements are recorded properly in our financial reports:

•	Adopt a more thorough review process with the management of this division in evaluating transactions with multiple elements in any given period; and

•	Hire a business unit controller to provide additional oversight for this division.
      In addition to the actions described above, management intends to strengthen the Company’s internal audit function by adding additional staff and implementing formal training programs on governance and controls for management and key process owners.
      Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation including the addition of finance staff and the development and implementation of enhanced processes. Our management and Audit Committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.
      Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above. However, we are continuing to evaluate and test our internal control over financial reporting, and there can be no assurance that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses.
Inherent Limitations on Effectiveness of Controls
      Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The following table sets forth our current directors and information concerning their age and background as of June 30, 2005.

Name	Position(s)	Age

Jerry S. Rawls	President, Chief Executive Officer and Director	60
Frank H. Levinson	Chairman of the Board and Chief Technical Officer	52
Michael C. Child	Director	50
Roger C. Ferguson	Director	62
David C. Fries	Director	60
Larry D. Mitchell	Director	62
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

      David C. Fries has served as a member of our board of directors since June 2005. Dr. Fries has been employed by VantagePoint Venture Partners, a venture capital investment firm, since August 2001 where he currently serves as a Managing Director and Co-Head of the Semiconductor and Components Practice. Prior to joining VantagePoint, he was the Chief Executive Officer of Productivity Solutions, Inc., a Florida-based developer of automated checkout technologies for food and discount retailers, from 1995 to 1999. For seven years prior to that, he was a general partner of Canaan Partners, a venture capital firm. Dr. Fries served 17 years in numerous executive roles in engineering, manufacturing, senior management and finance at General Electric Company, including directing GE Venture Capital’s California operation, which later became Canaan Partners. Dr. Fries holds a B.S. in Chemistry from Florida Atlantic University and a Ph.D. in Physical Chemistry from Case Western Reserve University.
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
Audit Committee Financial Expert
      The members of the Audit Committee during fiscal 2005 were Messrs. Child, Ferguson and Mitchell. Our board has determined that each member of the Audit Committee meets the independence criteria set forth in the applicable rules of Nasdaq and the SEC for audit committee membership. The board has also determined that all members of the Audit Committee possess the level of financial literacy required by applicable Nasdaq and SEC rules and that at least one member of the Audit Committee, Mr. Ferguson, is qualified as an “audit committee financial expert” as defined by the SEC.
      Our board has determined that, except for Mr. Rawls, our President and Chief Executive Officer, and Mr. Levinson, our Chairman and Chief Technical Officer, each of the current members of our board of directors is “independent” in accordance with the applicable listing standards of Nasdaq as currently in effect.
Executive Officers
      Information concerning our current executive officers is found under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K Report.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish Finisar with copies of all Section 16(a) forms filed by such person.
      Based solely on our review of such forms furnished to us and written representations from certain reporting persons, during the fiscal year ended April 30, 2005 we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with, except that one statement of changes in beneficial ownership for Michael C. Child, reporting one transaction, was filed late.
Code of Ethics
      Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which Finisar does business. The Code, which is applicable to all directors, employees and officers of the Company, is available at http://investor.finisar.com/corpgov.cfm. Any substantive amendment or waiver of the Code may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website. In addition, disclosure of any waiver of the Code for directors and executive officers will also be made by the filing of a Form 8-K with the SEC.

Item 11.	Executive Compensation.
Summary Compensation Information
      The following table sets forth information concerning the compensation of our Chief Executive Officer and our four other most highly compensated executive officers, as of April 30, 2005, during the fiscal years ended April 30, 2005, 2004 and 2003.
Summary Compensation Table

							Long Term
							Compensation
							Awards
		Annual Compensation
							Securities
					Other Annual		Underlying		All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Options		Compensation

Jerry S. Rawls	2005	$224,135	—		$6,724		400,000	(1)	—
President and Chief	2004	202,500	—		6,075		200,000	(1)	—
Executive Officer	2003	218,077	—		5,340		1,000,000	(1)	—
Dave Buse(2)	2005	200,000	—		5,615		200,000	(1)	—
Senior Vice President	2004	73,077	—		2,077		400,000	(1)	—
and General Manager, Network Tools Group
Kevin Cornell(3)	2005	222,142	—		2,350		200,000	(1)	—
Senior Vice President	2004	217,854	—		500		—		—
and General Manager —	2003	40,312	$44,727	(4)	—		400,000	(1)	—
Network Tools Division
Anders Olsson(5)	2005	217,350	—		70,370	(6)	200,000	(1)	—
Senior Vice President,	2004	56,250	—		5,159		500,000	(1)	—
Engineering
Stephen K. Workman	2005	215,000	—		6,202		200,000	(1)	—
Senior Vice President,	2004	185,385	—		2,031		440,000	(1)	—
Finance, Chief Financial	2003	193,846	—		1,685		—		—
Officer and Secretary

(1)	Option vests at the rate of 20% per year over a period of five years.

(2)	Mr. Buse became Senior Vice President, Sales and Marketing, in December 2003. He became Senior Vice President and General Manager, Network Tools Group, in June 2005.

(3)	Mr. Cornell became Senior Vice President and General Manager, Network Tools Division, in July 2003. He resigned from Finisar in June 2005.

(4)	Signing bonus.

(5)	Mr. Olsson became Senior Vice President, Engineering, in January 2004.

(6)	Includes a moving allowance of $64,120.

Stock Options Granted in Fiscal 2005
      The following table sets forth information regarding grants of stock options to the executive officers named in the Summary Compensation Table above during the fiscal year ended April 30, 2005. All of these options were granted under our 1999 Stock Option Plan. The percentage of total options set forth below is based on an aggregate of 14,797,398 options granted during the fiscal year. All options were granted at the fair market value of our common stock, as determined by the board of directors on the date of grant. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC and do not represent Finisar’s estimate or projection of the future common stock price.
Options Granted in Fiscal Year Ended April 30, 2005

		Individual Grants

		Percentage				Potential Realizable
		of Total				Value at Assumed Annual
	Number of	Options			Deemed	Rates of Stock Price
	Securities	Granted to			Value Per	Appreciation for
	Underlying	Employees	Exercise		Share at	Option Term
	Options	in Fiscal	Price	Expiration	Date of
Name	Granted(1)	Year	($/Share)	Date	Grant	5%	10%

Jerry S. Rawls	400,000	2.70	$1.92	6/2/14	$1.92	$482,991	$1,223,994
Dave Buse	200,000	1.35	1.92	6/2/14	1.92	241,496	611,997
Kevin Cornell	200,000	1.35	1.92	6/2/14	1.92	241,496	611,997
Anders Olsson	200,000	1.35	1.92	6/2/14	1.92	241,496	611,997
Stephen K. Workman	200,000	1.35	1.92	6/2/14	1.92	241,496	611,997

(1)	These options vest at the rate of 20% per year over a period of five years.
Option Exercises and Fiscal 2005 Year-End Values
      The following table provides the specified information concerning exercises of options to purchase our common stock during the fiscal year ended April 30, 2005, and unexercised options held as of April 30, 2005, by the executive officers named in the Summary Compensation Table above.
Aggregate Option Exercises In Fiscal 2005 and Values at April 30, 2005

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The Money Options at
	Acquired		Options at Fiscal Year End		Fiscal Year End(1)
	on	Value
Name	Exercise	Realized	Exercisable(2)	Unexercisable(2)	Exercisable(2)	Unexercisable(2)

Jerry S. Rawls	—	—	440,000	1,160,000	—	—
Dave Buse	—	—	80,000	520,000	—	—
Kevin Cornell	—	—	160,000	440,000	$201,600	$302,400
Anders Olsson	—	—	100,000	600,000	—	—
Stephen K. Workman	—	—	207,000	433,000	—	—

(1)	Based on a fair market value of $1.26, the closing price of our common stock on April 29, 2005, as reported by the Nasdaq National Market.

(2)	Stock options granted under the 1999 Stock Option Plan are generally not immediately exercisable at the date of grant and vest at the rate of 20% per year over a period of five years.

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
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
      Jerry S. Rawls, Frank H. Levinson, David Buse, Anders Olsson, Stephen K. Workman and Joseph A. Young are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the executive severance plan. In addition, the plan provides that the vesting of stock options held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination.
      Additionally, pursuant to the 1999 Stock Option Plan, upon a change in control, as defined therein, the vesting of options not assumed or substituted by the surviving corporation will accelerate and the options will become immediately exercisable and vested in full.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
      The Compensation Committee during fiscal 2005 was composed of Michael C. Child, Roger C. Ferguson and Larry D. Mitchell. David C. Fries was appointed to the Compensation Committee in June 2005. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.
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
      Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under the 1999 Stock Option Plan generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.
2005 Compensation
      Compensation for our Chief Executive Officer and other executive officers for fiscal 2005 was set according to the established compensation policy described above. At the end of fiscal 2005, we determined that no performance bonuses would be paid to our executive officers; however, we approved salary increases for the Chief Executive Officer and certain other executive officers, effective as of June 1, 2005.

COMPENSATION COMMITTEE

Michael C. Child
Roger C. Ferguson
Larry D. Mitchell

COMPARISON OF STOCKHOLDER RETURN
      Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the CRSP Total Return Index for the Nasdaq Stock Market and the Amex Networking Index for the period commencing on April 28, 2000 and ending on April 29, 2005.
COMPARISON OF CUMULATIVE TOTAL RETURN FROM
APRIL 28, 2000 THROUGH APRIL 29, 2005(1):
FINISAR, NASDAQ INDEX AND AMEX NETWORKING INDEX

	April 28,	April 30,	April 30,	April 30,	April 30,	April 29,
	2000	2001	2002	2003	2004	2005

Finisar	$100.00	$40.07	$17.13	$2.49	$4.74	$3.38

Nasdaq Index	$100.00	$54.70	$43.98	$38.41	$50.25	$50.41

NWX	$100.00	$43.80	$21.01	$15.79	$23.06	$19.14

(1)	Assumes that $100.00 was invested on April 28, 2000, at the market price of our stock on such date, in our common stock and each index. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The following table sets forth information known to us regarding the beneficial ownership of our common stock as of June 30, 2005 by:

•	each stockholder who is known by us to beneficially own more than 5% of our common stock;

•	each of our executive officers listed on the Summary Compensation Table under “Executive Compensation and Related Matters” below:

•	each of our directors; and

•	all of our executive officers and directors as a group:

	Shares of Common Stock
	Beneficially Owned(1)

Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders
VantagePoint Venture Partners(2)	34,000,000	12.3%
1001 Bayhill Drive, Suite 300
San Bruno, CA 94066
FMR Corp.(3)	22,488,192	8.1
82 Devonshire Street
Boston, MA 02109
Pioneer Global Asset Management S.p.A.(4)	22,455,884	8.1
Galleria San Carlo 6
20122 Milan, Italy
Executive Officers and Directors:
Frank H. Levinson(5)	28,871,319	10.4
Jerry S. Rawls(6)	6,309,392	2.3
Stephen K. Workman(7)	887,082	*
Kevin Cornell(8)	200,000	*
Anders Olsson(9)	150,000	*
Larry D. Mitchell(10)	144,500	*
Roger C. Ferguson(11)	122,000	*
Dave Buse(12)	120,000	*
Michael C. Child(13)	69,836	*
David C. Fries(14)	—	*
All executive officers and directors as a group (10 persons)(15)	36,684,129	31.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1308 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following June 30, 2005 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Accordingly, percent ownership is based on 277,048,404 shares of common stock outstanding as of June 30, 2005 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following June 30, 2005. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)	An aggregate of 34,000,000 shares of common stock were acquired by VantagePoint Venture Partners III (Q), L.P. (“VP III (Q) LP”), VantagePoint Venture Partners III, L.P. (“VP III LP”), VantagePoint Venture Partners IV (Q), L.P. (“VP IV (Q) LP”), VantagePoint Venture Partners IV Principals Fund, L.P. (“VP Fund LP”) and VantagePoint Venture Partners IV, L.P. (“VP Partners LP”) (collectively, the “Funds”) on April 15, 2005. James D. Marver and Alan E. Salzman are managing members of VantagePoint Venture Associates III, L.L.C. (“VP III LLC”) and VantagePoint Venture Associates IV, L.L.C. (“VP IV LLC”). VP III LLC is the general partner of VP III (Q) LP and VP III LP. VP IV LLC is the general partner of VP IV (Q) LP, VP Fund LP and VP Partners LP. Each of James D. Marver and Alan E. Salzman control VP III LLC and VP IV LLC and may be deemed to be the beneficial owner of, and share the power to vote and power to dispose of, the 34,000,000 shares of common stock held by the Funds.

(3)	Based on information contained in a Schedule 13G dated February 14, 2005, filed with the Securities and Exchange Commission. Includes 21,629,792 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”) as a result of acting as investment adviser to various investment companies and 858,400 shares beneficially owned by Fidelity Management Trust Company as a result of serving as investment manager of its institutional account(s). The number of shares of Finisar common stock owned by the investment companies at December 31, 2004 included 1,213,268 shares of common stock resulting from the assumed conversion of $6,703,000 principal amount of Finisar’s 5.25% Convertible Subordinated Notes Due 2008. Fidelity and Fidelity Management Trust Company are both wholly-owned subsidiaries of FMR Corp. Fidelity is registered under Section 203 of the Investment Advisers Act of 1940 as an investment advisor to various investment companies. Fidelity Management Trust Company is a bank as defined in Section 3(a)(6) of the Securities Exchange Act and serves as investment manager of institutional account(s). Edward C. Johnson 3rd, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 21,629,792 shares owned by the funds. Neither FMR Corp. nor Mr. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ boards of trustees. Mr. Johnson 3rd and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over and sole power to vote or to direct the voting of 858,400 shares owned by the institutional accounts reported above. Members of the Edward C. Johnson 3rd family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson 3rd owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Mr. Johnson 3rd is the Chairman and Ms. Johnson is a director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The address of FMR Corp., Fidelity, Fidelity Management Trust Company, Edward C. Johnson 3rd and Abigail P. Johnson is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)	Based on information contained in a Schedule 13G dated February 10, 2005, filed with the Securities and Exchange Commission.

(5)	Based on information contained in a Schedule 13G/ A dated February 23, 2005, filed with the Securities and Exchange Commission. Includes 21,626,319 shares held by the Frank H. Levinson Revocable Living Trust and 6,485,000 shares held by Seti Trading Co., Inc., (“Seti”), a company owned 50% by the Frank H. Levinson Revocable Living Trust and 50% by the Wynnette M. LaBrosse Trust, for which Mr. Levinson’s ex-wife serves as sole trustee. Includes 760,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005. Mr. Levinson is the sole trustee of the Frank H.

Levinson Revocable Living Trust and exercises sole voting and dispositive power over the shares held by the trust. Mr. Levinson and Wynnette M. LaBrosse are the sole directors of Seti and, consequently, the affirmative vote or consent of each of Mr. Levinson and Ms. LaBrosse is required for any sale or other disposition of the shares held by Seti. However, pursuant to a shareholders’ agreement, each of Mr. Levinson and Ms. LaBrosse maintain the right to direct Seti to vote 50% of the shares held by Seti in accordance with written instructions from Mr. Levinson or Ms. LaBrosse. Accordingly, each of Mr. Levinson and Ms. LaBrosse share dispositive power with respect to all 6,485,000 shares held by Seti and sole voting power with respect to 3,242,500 shares held by Seti. Ms. LaBrosse is the sole trustee of the Wynnette M. LaBrosse Trust and exercises sole voting and dispositive power over 6,211,860 shares held by the trust. Mr. Levinson and Ms. LaBrosse disclaim the existence of a group under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended, with respect to the shares held by Seti.

(6)	Includes 2,673,189 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes 760,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(7)	Includes 335,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(8)	Includes 200,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(9)	Includes 140,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(10)	Includes 112,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(11)	Includes 22,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(12)	Includes 120,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(13)	Includes 22,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

(14)	Does not include shares held by the Funds described in note (2) above managed by VantagePoint Venture Partners, of which Dr. Fries is a managing director. Dr. Fries disclaims beneficial ownership of all shares held by the Funds, except to the extent of his pecuniary interest in the Funds.

(15)	Includes 2,271,000 shares issuable upon exercise of options exercisable within 60 days following June 30, 2005.

EQUITY COMPENSATION PLAN INFORMATION
      We currently maintain four compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 1989 Stock Option Plan, 1999 Stock Option Plan and the Purchase Plan, which have been approved by our stockholders, and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), which has not been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2005:

Number of Shares
Remaining Available
	Number of Shares		for Future Issuance
	to Be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Shares
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by stockholders	45,106,010	$2.24	10,423,664	(2)
Equity compensation plan not approved by stockholders	3,567,864	$3.36	1,893,627

(1)	The information presented in this table excludes options assumed by Finisar in connection with acquisitions of other companies. As of April 30, 2005, 92,867 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.54 per share.

(2)	Includes 149,371 shares that are reserved for issuance under the Purchase Plan.
Material Features of the 2001 Nonstatutory Stock Option Plan
      As of June 30, 2005, 5,491,491 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provides for the granting of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person is eligible to be granted an option under the 2001 Plan whose eligibility would require approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar.

Item 13.	Certain Relationships and Related Transactions.
      In March 1999, we granted Mr. Workman an option to purchase an aggregate of 200,000 shares of common stock, with an exercise price of $1.31 per share. Mr. Workman exercised this option in full in April 1999. The exercise price was paid by Mr. Workman by delivery of a promissory note in the principal amount of $252,000 bearing interest at the rate of 6% per annum, which was collateralized by shares of our common stock owned by Mr. Workman. This promissory note was paid in full in May 2004.
      Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, is a member of the board of directors of Fabrinet, Inc. In June 2000, we entered into a volume supply agreement with Fabrinet under which Fabrinet serves as a contract manufacturer for us. In addition, Fabrinet purchases certain products from us. During the fiscal year ended April 30, 2005, we made payments of approximately $54.3 million to Fabrinet and Fabrinet made payments of approximately $9.1 million to us.
      In connection with the acquisition by VantagePoint Venture Partners in April 2005 of the 34 million shares of our common stock held by Infineon Technologies AG that we had previously issued to Infineon in connection with our acquisition of Infineon’s optical transceiver product lines, we entered into an agreement with VantagePoint under which we agreed to use our reasonable best efforts to elect a nominee of

VantagePoint to our board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, Managing Director of VantagePoint, was elected to our board of directors pursuant to that agreement. We also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint.
Item 14.     Principal Accountant Fees and Services.
      The following table sets forth the aggregate fees billed to Finisar for the fiscal years ended April 30, 2005 and April 30, 2004 by Finisar’s principal accounting firm, Ernst & Young LLP:

	Year Ended	Year Ended
	April 30, 2005	April 30, 2004

Audit fees(1)	$3,252,894	$1,094,545
Audit-related fees(2)	428,767	146,744
Tax fees(3)	129,478	193,446
All other fees(4)	—	32,210

Total Fees	$3,811,139	$1,466,945

(1)	Audit fees consist of fees billed for professional services rendered for the audit of Finisar’s consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits and consultations in connection with acquisitions, including the acquisition of certain assets of the Infineon fiber optics business, and consultations concerning financial reporting.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services described above. In fiscal 2004, this category included fees related to the closure of a subsidiary and expatriate advisory services.
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

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.
      (a)(1) Financial Statements
      See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule at page 53 of this report.
      (2) Financial Statement Schedules
      The following consolidated financial statement schedule of Finisar is filed as part of this report and should be read in conjunction with the consolidated financial statements and related notes.

Page

SCHEDULE II — Valuation and Qualifying Accounts	120
      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
      (3) Exhibits
      The exhibits listed in the Index to Exhibits are filed as part of this report (see page 121)

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 29th day of July, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer) and Director	July 29, 2005

/s/ Frank H. Levinson Frank H. Levinson	Chairman of the Board and Chief Technical Officer	July 29, 2005

/s/ Stephen K. Workman Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 29, 2005

/s/ Michael C. Child Michael C. Child	Director	July 29, 2005

/s/ Roger C. Ferguson Roger C. Ferguson	Director	July 29, 2005

/s/ David C. Fries David C. Fries	Director	July 29, 2005

/s/ Larry D. Mitchell Larry D. Mitchell	Director	July 29, 2005

FINISAR CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions —
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions —	End of
	of Period	Expenses	Write-Offs	Period

	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2005	$1,669	$(234)	$57	$1,378
Year ended April 30, 2004	1,487	547	365	1,669
Year ended April 30, 2003	1,885	(278)	120	1,487

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.8	Master Sale and Purchase Agreement by and between Infineon Technologies A.G. and Finisar Corporation, dated January 25, 2005(1)

3.4	Amended and Restated Bylaws of Registrant

3.5	Restated Certificate of Incorporation of Registrant(2)

3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(3)

3.8	Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(4)

3.9	Certificate of Designation(5)

3.10	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(6)

3.11	Amended and Restated Certificate of Incorporation of Registrant

4.1	Specimen certificate representing the common stock(2)

4.2	Form of Rights Agreement between Finisar Corporation and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(7)

4.3	Indenture between Finisar Corporation and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(8)

4.4	Indenture between Finisar Corporation and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(9)

4.5	Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janice H. Smith dated as of August 4, 2004, as amended through December 10, 2004 (including as Exhibit A the form of 8% Installment Promissory Note due August 5, 2005 and as Exhibit I the form of Stock Resale Agreement)(10)

4.6	Fourth Amendment to Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janis H. Smith dated as of May 11, 2005 (including as Exhibit A the form of Amended and Restated 8% Installment Promissory Note due August 5, 2006)(11)

4.7	Convertible Promissory Note dated April 29, 2005 issued by Finisar Corporation to CyOptics, Inc., with a principal amount of $3,750,000(12)

10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(2)

10.2	1989 Stock Option Plan(5)

10.3	1999 Stock Option Plan, as amended and restated effective October 1, 2003(13)

10.4	1999 Employee Stock Purchase Plan, as amended and restated effective March 2, 2005(14)

10.13	Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company(2)

10.18	Collateral Pledge and Security Agreement among Finisar Corporation, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003(9)

10.19	Registration Rights Agreement between Finisar Corporation and the Initial Purchasers of Finisar’s 2 1/2% Convertible Subordinated Notes due 2010, dated October 15, 2003(9)

Exhibit
Number		Description of Document

10	.21.1	Executive Retention and Severance Plan(15)

10	.21.2	Amended and Restated Registration Rights Agreement between Infineon Technologies AG and Finisar Corporation, dated January 25, 2005(16)

10.22		Transceiver Supply Agreement by and between Finisar Corporation and Infineon Technologies Trutnov, sro, dated January 25, 2005(17)

10.23		Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(18)

10.24		Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finistar (CA-TX) Limited Partnership, dated February 4, 2005(19)

10.25		Lease Agreement by and between Finitar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(20)

10.26		Agreement and Plan of Reorganization by and among Finisar Corporation, Iolite Acquisition Corp. and InterSAN, Inc., dated March 2, 2005(21)

10.27		Agreement and Plan of Merger by and among Finisar Corporation, I-Robot Acquisition Corp., I-TECH CORP. and Steve Bucher, dated April 7, 2005(22)

10.28		Convertible Promissory Note issued by Finisar Corporation to Steven Bucher with a principal amount of $11,061,000, dated April 8, 2005(23)

10.29		Convertible Promissory Note issued by Finisar Corporation to Steven Bucher with a principal amount of $1,000,000, dated April 8, 2005(24)

10.30		Form of Stock Option Agreement for options granted under the 1999 Stock Option Plan(25)

10.31		Amendment to Convertible Promissory Note dated June 21, 2005 by and among Finisar Corporation and Steven Bucher (26)

10.32		International Employee Stock Purchase Plan(27)

21		List of Subsidiaries of the Registrant

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.8 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(3)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(4)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(5)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(6)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(7)	Incorporated by reference to the same numbered exhibit to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(8)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(10)	Incorporated by reference to Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2004.

(11)	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed May 13, 2005 (File No. 333-125979).

(12)	Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(13)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(14)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(15)	Incorporated by reference to the same numbered exhibit to Registrant’s Annual Report on Form 10-K/A filed February 10, 2005.

(16)	Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(17)	Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(18)	Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(19)	Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(20)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(21)	Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K filed March 7, 2005.

(22)	Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(23)	Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(24)	Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(25)	Incorporated by reference to Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(26)	Incorporated by reference to Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed June 22, 2005.

(27)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).