Form 10-Q
period 2005-07-31
FINISAR CORP
filed 2005-09-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of	94-3038428
incorporation or organization)	(I.R.S. Employer
1308 Moffett Park Drive	Identification No.)
Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
408-548-1000
Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     At August 29, 2005, there were 286,012,595 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	July 31, 2005	April 30, 2005
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,180	$29,431
Short-term investments	72,604	72,931
Restricted investments, short-term	3,732	3,717
Accounts receivable, net of allowance for doubtful accounts of $1,579 and $1,379 at July 31, 2005 and April 30, 2005	43,350	42,443
Accounts receivable, other	4,723	11,371
Inventories	37,486	36,330
Prepaid expenses	3,486	3,470

Total current assets	194,561	199,693
Property, plant and improvements, net	84,798	87,264
Restricted investments, long-term	5,425	5,393
Purchased technology, net	27,821	33,046
Other purchased intangible assets, net	5,476	4,424
Goodwill, net	132,217	119,690
Minority investments	16,689	21,366
Other assets	17,127	18,109

Total assets	$484,114	$488,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,827	$30,430
Accrued compensation	6,667	4,500
Other accrued liabilities	15,422	14,073
Deferred revenue	6,560	5,916
Current portion of other long-term liabilities	2,599	2,242
Convertible notes	1,000	15,811
Non-cancelable purchase obligations	2,009	6,449

Total current liabilities	67,084	79,421
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $15,420 and $16,501 at July 31, 2005 and April 30, 2005	247,043	250,019
Other long-term liabilities	13,571	13,623
Deferred income taxes	2,218	1,632

Total long-term liabilities	262,832	265,274
Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2005 and April 30, 2005	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 284,636,842 shares issued and outstanding at July 31, 2005 and 258,931,278 shares issued and outstanding at April 30, 2005	285	259
Additional paid-in capital	1,344,031	1,314,960
Accumulated other comprehensive income	280	381
Accumulated deficit	(1,190,398)	(1,171,310)

Total stockholders’ equity	154,198	144,290

Total liabilities and stockholders’ equity	$484,114	$488,985

See accompanying notes

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 31,
	2005	2004
	(Unaudited, in thousands,
	except per share data)
Revenues	$81,732	$61,877
Cost of revenues	60,791	45,704
Amortization of acquired developed technology	5,654	5,566

Gross profit	15,287	10,607

Operating expenses:
Research and development	13,021	16,075
Sales and marketing	8,371	7,151
General and administrative	8,009	4,682
Amortization of deferred stock compensation	—	97
Amortization of purchased intangibles	476	143

Total operating expenses	29,877	28,148

Loss from operations	(14,590)	(17,541)
Interest income	783	592
Interest expense	(4,087)	(3,363)
Other income (expense), net	(600)	(1,788)

Loss before income taxes	(18,494)	(22,100)
Provision for income taxes	594	19

Net loss	$(19,088)	$(22,119)

Net loss per share — basic and diluted	$(0.07)	$(0.10)

Shares used in computing net loss per share — basic and diluted	272,228	222,929
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,
	2005	2004
	(Unaudited, in thousands)
Operating activities
Net loss	$(19,088)	$(22,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,471	6,874
Amortization of deferred stock compensation	—	97
Amortization of beneficial conversion feature of convertible notes	1,081	1,060
Amortization of goodwill and other purchased intangibles	476	142
Amortization of acquired developed technology	5,654	5,566
Amortization of discount on restricted securities	(47)	(75)
Loss on sale/retirement of equipment	24	997
Share of losses of equity investee	522	361
Changes in operating assets and liabilities:
Accounts receivable	(683)	(5,598)
Inventories	(871)	(2,961)
Other assets	1,468	(78)
Deferred income taxes	586	—
Accounts payable	2,129	(4,208)
Accrued compensation	2,096	866
Other accrued liabilities	2,583	3,765
Deferred revenue	617	—

Net cash provided by (used) in operating activities	4,018	(15,311)

Investing activities
Purchases of property, equipment and improvements	(3,968)	(7,045)
Sale/maturity of short-term investments	226	900
Acquisition of subsidiaries, net of cash assumed	(394)	—
Acquisition of product line assets	—	(5,668)
Proceeds from sale of property and equipment	—	243

Net cash used in investing activities	(4,136)	(11,570)

Financing activities
Payments on capital lease obligations	(39)	—
Repayments of liability related to sale-leaseback of building	(57)	—
Repayments of borrowings under notes	(79)	—
Payment received on stockholder notes receivable	—	196
Proceeds from exercise of stock options	42	146

Net cash provided by (used) in financing activities	(133)	342

Net increase (decrease) in cash and cash equivalents	(251)	(26,539)
Cash and cash equivalents at beginning of year	29,431	69,872

Cash and cash equivalents at end of year	$29,180	$43,333

Supplemental disclosure of cash flow information
Cash paid for interest	$21	$—
Cash paid for taxes	$(10)	$19

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock upon conversion of promissory note	$20,239	$—

Issuance of common stock in connection with acquisitions	$8,815	$—

Issuance of common stock on achievement of milestones	$—	$256

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     Finisar Corporation is a leading provider of optical subsystems and components and network performance test and monitoring systems. These products enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SAN, LAN and MAN applications. Optical subsystems also include multiplexers, demultiplexers and optical add/drop modules used in MAN applications. The Company is focused on the application of digital fiber optics to provide a broad line of high-performance, reliable, value-added optical subsystems for data networking and storage equipment manufacturers. Finisar’s line of optical subsystems supports a wide range of network protocols, transmission speeds, distances, physical mediums and configurations. Finisar’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. The Company also provides network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems. Finisar sells its products primarily to leading storage and networking equipment manufacturers such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company and Qlogic.
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Deleware in November 1999. Finisar’s principal executive offices are located at 1308 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number is (408) 548-1000.
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of July 31, 2005, and for the three month periods ended July 31, 2005 and 2004, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at July 31, 2005 and its operating results and cash flows for the three month periods ended July 31, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2005.
Fiscal Periods
     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal 2006 ended on July 31, 2005. The first quarter of fiscal 2005 ended on August 1, 2004.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. The Company’s five largest customers represented 43.9% and 39.3% of total accounts receivable at July 31, 2005 and April 30, 2005, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three months ended July 31, 2005 and 2004, sales to the top five optical subsystems and components customers represented 48.2% and 46.3% of total revenues, respectively. One customer represented more than 10% of total revenues during these periods.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $128,000 and $157,000 in the three months ended July 31, 2005 and 2004, respectively.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of July 31, 2005 and April 30, 2005, the fair value of the Company’s convertible subordinated debt was approximately $203.4 million and $206.6 million, respectively.
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
Property, Equipment and Improvements
     Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings, which are depreciated over 40 years. Land is carried at acquisition cost and not depreciated. Leased land costs are depreciated over the life of the lease.
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

	Three Months Ended
	July 31,
	2005	2004
Net loss:
As reported	$(19,088)	$(22,119)
Add: Stock-based employee compensation reported in net loss	—	97
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,084)	(5,626)

Net loss — pro forma	$(22,172)	$(27,648)

Basic and diluted net loss per share — as reported	$(0.07)	$(0.10)

Basic and diluted net loss per share — pro forma	$(0.08)	$(0.12)

     The fair value of the Company’s stock option grants prior to the Company’s initial public offering was estimated at the date of grant using the minimum value option valuation model. The fair value of the Company’s stock option grants subsequent to the initial public offering was determined using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.
     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first quarter of fiscal 2006 and 2005. For stock option grants the Company used: risk-free interest rates of 4.12% and 3.70%, respectively; a dividend yield of 0%; a volatility factor of 1.10 and 1.19, respectively; and a weighted-average expected life of the option of 3.6 years and 3.9 years, respectively. For the employee stock purchase plan the Company used: risk-free interest rates of 2.85%; a dividend yield of 0%; a volatility factor of 0.99; and a weighted-average expected life of the option of 0.46 years for both periods.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of the Company’s common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Security and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.
     Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The retroactive method requires that compensation expense for all unvested stock options and restricted stock begins with the first period restated. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company expects to adopt SFAS 123R under the prospective method. The Company is evaluating the requirements of SFAS 123R and has not yet determined the effect of adopting SFAS 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, although the Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.
Net Loss Per Share
     Basic and diluted net loss per share is presented in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2005	2004
Numerator:
Net loss	$(19,088)	$(22,119)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	272,228	223,155
Weighted-average shares outstanding — subject to repurchase	—	(223)
Weighted-average shares outstanding — performance stock	—	(3)

Weighted-average shares outstanding — basic and diluted	272,228	222,929

Basic and diluted net loss per share	$(0.07)	$(0.10)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	1,545	4,447
Stock subject to repurchase	—	223
Conversion of convertible subordinated notes	58,647	58,647
Conversion of convertible notes	16,284	—
Performance stock	—	3
Warrants assumed in acquisition	942	964

Potentially dilutive securities	77,418	64,284

Comprehensive Income
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.
     The components of comprehensive loss for the three months ended July 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Net loss	$(19,088)	$(22,119)
Foreign currency translation adjustment	22	(3)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(123)	(190)

Comprehensive loss	$(19,189)	$(22,312)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	July 31, 2005	April 30, 2005
Net unrealized losses on available-for-sale securities	$(619)	$(496)
Cumulative translation adjustment	899	877

Accumulated other comprehensive income	$280	$381

2. Acquisition of InterSAN, Inc.
     On May 12, 2005, the Company completed the acquisition of InterSAN, Inc., a privately held company located in Scotts Valley, California. The acquisition expanded the Company’s product offering for testing and monitoring systems. Under the terms of the acquisition agreement, the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise be distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which the Company may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in the Network Test and Monitoring segment of the Company’s consolidated financial statements for the quarter ended July 31, 2005.
     The following is a summary of the consideration paid for this acquisition (in thousands, except shares):

Stock		Cash including	Total
Value	Shares	acquisition costs	Consideration
$ 8,815	7,132,229	$1,083	$9,898

     The following is a summary of the initial purchase price allocation for this acquisition (in thousands):

Net Tangible	Developed	Customer		Total
Assets	Technology	Related	Goodwill	Consideration
$ (19)	$429	$1,529	$7,959	$9,898

     The weighted average amortization period for the intangible assets acquired are as follows (in years):

Developed	Customer
Technology	Related	Total
3.0	2.9	3.0

3. Convertible Note Related to Acquisition of Assets from Data Transit Corp.
     On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The principal balance of the note bears interest at 8% per annum and is due and payable, if not earlier converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provide for automatic conversion of the outstanding principal and interest into shares of Finisar common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. Because the number of shares to be issued is based upon the market price of Finisar common stock, the Company is unable at this time to determine the exact number of shares that will be issued pursuant to the note. The conversion price is the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date is based on the average trading volume of our common stock over the preceding 14 days.
     During the quarter ended July 31, 2005, the Company issued 5,144,609 shares of common stock upon the conversion of $4.2 million of principal and $1.1 million of interest related to this convertible promissory note. As of July 31, 2005, $12.1 million of principal remains outstanding on this note.

4. Convertible Note Related to Acquisition of I-Tech Corp.
     On April 8, 2005, the Company completed the acquisition of I-TECH CORP, a privately-held network test and monitoring company, in exchange for the issuance of two promissory notes to the sole holder of I-TECH’s common stock. The promissory notes, which have an aggregate principal amount of approximately $12.1 million and an interest rate of 3.35% per annum, are convertible into shares of Finisar common stock upon the occurrence of certain events and at the election of the Company and the holder of the notes. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar common stock on the dates of conversion of the notes. Because the number of shares to be issued is based upon the market price of Finisar common stock, the Company is unable at this time to determine the exact number of shares that will be issued pursuant to the notes.
     During the quarter ended July 31, 2005, the Company issued 9,834,541 shares of common stock upon the conversion of $11.1 million of principal and $65,000 of interest related to these convertible promissory notes. As of July 31, 2005, $1.0 million of principal remains outstanding on these notes.
5. Convertible Note Related to Acquisition of Minority Investment in CyOptics, Inc.
     On April 29, 2005, the Company entered into a Series F Preferred Stock Purchase Agreement (the “SPA”) with CyOptics, Inc. Pursuant to the SPA, the Company issued a convertible promissory note in the principal amount of approximately $3.8 million and an interest rate of 3.35% per annum as consideration for the purchase of 24,298,580 shares of CyOptics Series F Preferred Stock.
     The terms of the note provide for four weekly conversions of equal portions of the outstanding principal of the note into shares of our common stock, commencing on June 14, 2005. The number of shares to be issued upon each conversion is determined by dividing the amount converted by the average closing bid price of Finisar common stock for either (i) the four trading days immediately prior to the conversion, or (ii) the trading day prior to the conversion, as selected by the holder of the note.
     During the quarter ended July 31, 2005, the Company issued 3,594,607 shares of common stock upon the conversion of the full $3.8 million of principal and $19,000 of interest related to this convertible promissory note. As of July 31, 2005 the entire principal balance has been repaid.
6. Loans Related to Acquisition of Assets from New Focus, Inc.
     In partial consideration for the purchase of certain assets of New Focus, Inc. for a total purchase price of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of common stock. The Company made cash payments of $1.4 million in August 2003, and $2.0 million in September 2004, to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. The remaining minimum commitment with respect to royalty payments totaling $2.0 million was paid in August 2005. Because such payments were not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.
7. Inventories
     Inventories consist of the following (in thousands):

	July 31, 2005	April 30, 2005
Raw materials	$13,400	$12,657
Work-in-process	13,408	10,720
Finished goods	10,678	12,953

	$37,486	$36,330

     During the three months ended July 31, 2005 and 2004, the Company recorded charges of $1.1 million and $2.5 million, respectively, for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $1.4 million and $2.1 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

8. Property, Plant, Equipment and Improvements
     Property, equipment and improvements consist of the following (in thousands):

	July 31, 2005	April 30, 2005
Land	$9,747	$9,747
Buildings	10,593	10,593
Computer equipment	34,748	31,674
Office equipment, furniture and fixtures	3,244	3,209
Machinery and equipment	110,737	108,899
Leasehold improvements	8,057	7,786
Construction-in-process	5,080	3,341

Total	182,206	175,249
Accumulated depreciation and amortization	(97,408)	(87,985)

Property, equipment and improvements (net)	$84,798	$87,264

9. Income Taxes
     The Company recorded a provision for income taxes of $594,000 and $19,000 for the three months ended July 31, 2005 and 2004, respectively. The provision in fiscal 2006 resulted from a deferred tax liability which was established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, and from fiscal 2006 state minimum tax payments and foreign income taxes netted against the return of certain foreign tax payments made in fiscal 2005 in excess of the fiscal 2005 final foreign tax liability. The provision for income taxes in fiscal 2005 primarily consisted of state minimum taxes.
     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of July 31, 2005 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2006.
     A portion of the valuation allowance at July 31, 2005 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
10. Purchased Intangible Assets Including Goodwill
     During the first quarter of fiscal 2006, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $4.4 million. The addition was primarily due to a reassessment of the allocation of purchase price to a minority investment of $4.2 million and additional payments of $209,000, both associated with the January 2005 Infineon acquisition. The Company recorded additional goodwill in the network test and monitoring systems reporting unit of $8.2 million. The addition was due to recording the acquisition of InterSAN in the amount of $8.0 million and additional payments of $145,000 for the I-tech acquisition and $59,000 for the Data Transit acquisition.
     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and components	Monitoring Systems	Total
Balance at April 30, 2005	$88,422	$31,268	$119,690
Addition related to acquisition of subsidiary	4,364	8,163	12,527

Balance at July 31, 2005	$92,786	$39,431	$132,217

     The following table reflects intangible assets subject to amortization as of July 31, 2005 and April 30, 2005 (in thousands):

	July 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$106,260	$(78,439)	$27,821
Trade name	3,625	(2,635)	990
Customer relationships	5,243	(756)	4,487

Total	$115,128	$(81,830)	$33,298

	April 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$105,831	($72,785)	$33,046
Trade name	3,625	(2,465)	1,160
Customer relationships	3,714	(450)	3,264

Total	$113,170	($75,700)	$37,470

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2006 remaining	$13,688
2007	7,331
2008	6,079
2009	3,264
2010 and beyond	2,936

$33,298

11. Available-For-Sale Investments
     The following is a summary of the Company’s available-for-sale investments as of July 31, 2005 and April 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of July 31, 2005
Debt:
Corporate	$49,381	$1	$(357)	$49,025
Government agency	30,809	—	(258)	30,551
Municipal	598	—	(5)	593

Total	$80,788	$1	$(620)	$80,169

Reported as:
Cash equivalents	$7,565	$—	$—	$7,565
Short-term investments	73,223	1	(620)	72,604

	$80,788	$1	$(620)	$80,169

As of April 30, 2005
Debt:
Corporate	$47,546	$4	$(258)	$47,292
Government agency	32,298	1	(243)	32,056
Municipal	349	—	—	349

Total	$80,193	$5	$(501)	$79,697

Reported as:
Cash equivalents	$6,767	$—	$(1)	$6,766
Short-term investments	73,426	5	(500)	72,931

	$80,193	$5	$(501)	$79,697

     The gross realized loss for the three month period ended July 31, 2005 was $4,000 and the gross realized gain for the three month period ended July 31, 2004 was $21,000. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of its outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of July 31, 2005 and April 30, 2005 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of July 31, 2005
Government agency	$9,157	$(147)	$9,010

Classified as:
Short term — less than 1 year	$3,732	$(20)	$3,712
Long term — 1 to 3 years	5,425	(127)	5,298

Total	$9,157	$(147)	$9,010

As of April 30, 2005
Government agency	$9,110	$(143)	$8,967

Classified as:
Short term — less than 1 year	$3,717	$(30)	$3,687
Long term — 1 to 3 years	5,393	(113)	5,280

Total	$9,110	$(143)	$8,967

Cost Method Investments
     Included in minority investments at July 31, 2005 and April 30, 2005 are cost method investments of $11.3 million and $15.4 million, respectively. Minority investments at April 30, 2005 represents the carrying value of the Company’s minority investments in four privately held companies accounted for under the cost method. During the quarter ended July 31, 2005, the Company evaluated the valuation of a minority investment acquired on January 31, 2005 as part of the Infineon acquisition and determined the value of the investment to be zero. As a result, the Company reclassified the purchase price originally allocated to the investment to goodwill.
Equity Method Investment
     Included in minority investments at July 31, 2005 and April 30, 2005 are $5.4 million and $6.0 million, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three months ended July 31, 2005 and 2004, the Company recorded expenses of $522,000 and $361,000 respectively, representing the Company’s share of the loss of the investee, which was classified as other expense.
12. Segments and Geographic Information
     The Company designs, develops, manufactures and markets optical subsystems, components and test and monitoring systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components and network test and monitoring systems.
     Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks (SANs) and local area networks (LANs) and metropolitan access network (MAN) applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in MAN applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, primarily for LAN and SAN applications. Network test and monitoring systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet, iSCSI, SAS and SATA. These test and monitoring systems are sold to both manufacturers and end-users of the equipment.
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

     Information about reportable segment revenues and income are as follows (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Revenues:
Optical subsystems and components	$72,370	$53,750
Network test and monitoring systems	9,362	8,127

Total revenues	$81,732	$61,877

Depreciation and amortization expense:
Optical subsystems and components	$7,081	$6,693
Network test and monitoring systems	390	181

Total depreciation and amortization expense	$7,471	$6,874

Operating loss:
Optical subsystems and components	$(5,366)	$(10,675)
Network test and monitoring systems	(3,094)	(1,060)

Total operating loss	(8,460)	(11,735)

Unallocated amounts:
Amortization of acquired developed technology	(5,654)	(5,566)
Amortization of deferred stock compensation	—	(97)
Amortization of other intangibles	(476)	(143)
Interest income (expense), net	(3,304)	(2,771)
Other non-operating income (expense), net	(600)	(1,788)

Total unallocated amounts	(10,034)	(10,365)

Loss before provision for income tax	$(18,494)	$(22,100)

     The following is a summary of total assets by segment (in thousands):

	July 31, 2005	April 30, 2005
Optical subsystems and components	$319,882	$345,365
Network test and monitoring systems	77,020	71,535
Other assets	87,212	72,085

	$484,114	$488,985

     Short-term, restricted and minority investments are the primary components of other assets in the above table.
     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Revenues from sales to unaffiliated customers:
United States	$46,675	$39,635
Rest of the world	35,057	22,242

	$81,732	$61,877

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 31,	April 30,
	2005	2005
Long-lived assets
United States	$260,114	$258,345
Malaysia	21,957	23,415
Rest of the world	2,058	2,139

	$284,129	$283,899

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Optical subsystems and components	$3,936	$6,871
Network test and monitoring systems	32	174

Total capital expenditures	$3,968	$7,045

13. Warranty
     The Company generally offers a one-year limited warranty for all of its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

July 31, 2005
Beginning balance	$2,963
Additions during the period based upon product sold	360
Settlements	(143)
Changes in liability for pre-existing warranties, including expirations	(263)

Ending balance	$2,917

14. Restructuring
     As of July 31, 2005, $329,000 of committed facilities payments remains accrued and is expected to be fully utilized by the end of fiscal 2006. This amount relates to restructuring activities associated with the closure of the Company’s Hayward facility that took place in fiscal 2003.
15. Pending Litigation
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial

Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied the Company’s motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, its business would be substantially harmed.
     On April 4, 2005, the Company filed an action in the United States District Court, against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively “DirecTV”). The lawsuit alleges that DirecTV willfully infringes the Company’s U.S. Patent No. 5,404,505 by making, using, selling, offering to sell and/or importing systems and/or methods that embody one or more of the claims of our patent. On May 13, 2005, DirecTV answered the Complaint. DirecTV’s counterclaim seeks a declaration of non-infringement, patent invalidity and patent unenforceability. The trial is scheduled for June 6, 2006.
16. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 31, 2005. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

17. Sales of Accounts Receivable
     On October 29, 2004, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three months ended July 31, 2005, the Company sold approximately $6.0 million of its trade receivables to Silicon Valley Bank under the terms of this agreement.
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
Recent Acquisition
Acquisition of InterSAN
     On May 12, 2005, the we completed the acquisition of InterSAN, Inc., a privately held company located in Scotts Valley, California. The acquisition expanded our product offering for testing and monitoring systems. Under the terms of the acquisition agreement, the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise have been distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which we may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in the network test and monitoring segment of the Company’s consolidated financial statements for the quarter ended July 31, 2005.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended April 30, 2005.
Pending Adoption of New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, we generally recognize no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Security and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. We will adopt SFAS 123R as of May 1, 2006.
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
     On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 31,
	2005	2004
Revenues:
Optical subsystems and components	88.5%	86.9%
Network test and monitoring systems	11.5	13.1

Total revenues	100.0	100.0
Cost of revenues	74.4	73.9
Amortization of acquired developed technology	6.9	9.0

Gross profit	18.7	17.1
Operating expenses:
Research and development	15.9	26.0
Sales and marketing	10.3	11.6
General and administrative	9.8	7.6
Amortization of deferred stock compensation	—	0.2
Amortization of purchased intangibles	0.6	0.2

Total operating expenses	36.6	45.6
Loss from operations	(17.9)	(28.5)
Interest income	1.0	1.0
Interest expense	(5.0)	(5.4)
Other income (expense), net	(0.7)	(2.9)

Loss before income taxes	(22.6)	(35.8)
Provision for income taxes	0.7	0.0

Net loss	(23.3)%	(35.8)%

     Revenues. Revenues increased $19.9 million, or 32.1%, to $81.7 million in the quarter ended July 31, 2005 compared to $61.9 million in the quarter ended July 31, 2004. Sales of optical subsystems and components and network test and monitoring systems represented 88.5% and 11.5%, respectively, of total revenues in the quarter ended July 31, 2005, compared to 86.9% and 13.1%, respectively, in the quarter ended July 31, 2004.
     Optical subsystems and components revenues increased $18.6 million, or 34.6%, to $72.4 million in the quarter ended July 31, 2005 compared to $53.8 million in the quarter ended July 31, 2004. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $8.0 million in the quarter ended July 31, 2005. Excluding the effect of the acquisition, sales of optical subsystems and components increased $10.6 million, or 19.8%, in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004. Of the total increase of optical subsystem and component revenues, $13.5 million was related to sales of products for short distance LAN/SAN applications. Increased sales in these product lines were partially offset by a $2.9 million decline in sales of other products. The increase in revenues from the sale of these products was primarily the result of an increase in the volume of units sold to new and existing customers, partially offset by a decrease in average selling prices.
     Network test and monitoring systems revenues increased $1.3 million, or 15.2%, to $9.4 million in the quarter ended July 31, 2005 compared to $8.1 million in the quarter ended July 31, 2004. The increase was primarily due to product lines acquired from Data Transit in August 2004, I-Tech in April 2005, and Intersan in May 2005, as well as increased sales of new test and monitoring products used in the development of Fibre Channel SANs operating at 2 and 4 Gbps.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $88,000, or 1.6%, in the quarter ended July 31, 2005 to $5.7 million compared to $5.6 million in the quarter ended July 31, 2004. The increase was primarily due to the acquisitions of Data Transit, I-TECH, InterSAN and certain product lines from Infineon which contributed $350,000, $75,000, $36,000, and $381,000, respectively, to the cost of revenues in the quarter ended July 31, 2005. Additionally, in the second quarter of fiscal 2005 we recorded an impairment charge of $3.7 million to cost of revenue to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc in May 2002. This charge reduced amortization by $711,000 in the quarter ended July 31, 2005 compared to the quarter ended July 31, 2004.
     Gross Profit. Gross profit increased $4.7 million, or 44.1%, to $15.3 million in the quarter ended July 31, 2005 compared to $10.6 million in the quarter ended July 31, 2004. Gross profit as a percentage of total revenue was 18.7% in the quarter ended July 31, 2005 compared to 17.1% in the quarter ended July 31, fiscal 2004. We recorded charges of $1.1 million for obsolete and excess inventory in the quarter ended July 31, 2005 and $2.5 million in the quarter ended July 31, 2004. We sold inventory that was written-off in previous periods resulting in a benefit of $1.4 million in the quarter ended July 31, 2005 and $2.1 million in the quarter ended July 31, 2004. As a result, we recognized a net benefit of $300,000 in the quarter ended July 31, 2005 compared to a net charge of $400,000 in the quarter ended July 31, 2004. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $20.7 million, or 25.3% of revenue, in the quarter ended July 31, 2005 compared to $16.6 million, or 26.8% of revenue in the quarter ended July 31, 2004. The increase in gross profit was primarily due to an increase in unit sales across most of our product lines, which spread our fixed overhead costs over a higher production volume and reduced material costs.
     Research and Development Expenses. Research and development expenses decreased $3.1 million, or 19.0%, to $13.0 million in the quarter ended July 31, 2005 compared to $16.1 million in the quarter ended July 31, 2004. Management initiatives to reduce research and development expenses resulted in reductions in temporary labor and consulting services of $905,000, project materials and new product development scrap of $2.5 million, and lower depreciation costs of $421,000. Research and development expenses as a percent of revenues decreased to 15.9% in the quarter ended July 31, 2005 compared to 26.0% in the quarter ended July 31, 2004 as a result of such reductions, as well as the increase in revenues.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.2 million, or 17.1%, to $8.4 million in the quarter ended July, 31 2005 compared to $7.2 million in the quarter ended July 31, 2004. The increase in sales and marketing expenses was primarily due to a $847,000 increase in personnel-related costs, a $190,000 increase in marketing costs, primarily associated with our increase in revenue. Sales and marketing expenses as a percent of revenues decreased to 10.2% in the quarter ended July 31, 2005 compared to 11.6% in the quarter ended July 31, 2004.
     General and Administrative Expenses. General and administrative expenses increased $3.3 million, or 71.1%, to $8.0 million in the quarter ended July 31, 2005 compared to $4.7 million in the quarter ended July 31, 2004. The increase was primarily due to additional costs associated with the evaluation and testing of internal control systems required under Section 404 of the Sarbanes-

Oxley Act of 2002 of $650,000, a $1.4 million increase in audit fees, a $225,000 increase in legal expense, a $604,000 increase in personnel-related costs including $212,000 for reduction in force related expenses, and an increase in our allowance for aged receivables of $283,000. General and administrative expenses as a percent of revenues increased to 9.8% in the quarter ended July 31, 2005 compared to 7.6% in the quarter ended July 31, 2004.
     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $97,000 to zero in the quarter ended July 31, 2005, compared to $97,000 in the quarter ended July 31, 2004. As of April 30, 2005, previously recorded deferred stock compensation was fully amortized.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $333,000, or 232.9%, to $476,000 in the quarter ended July 31, 2005 compared to $143,000 in the quarter ended July 31, 2004. The increase was due to purchased intangibles related to our acquisitions of Data Transit, Infineon, I-Tech and InterSAN in the amounts of $93,000, $43,000, $63,000 and $134,000, respectively.
     Interest Income. Interest income increased $191,000, or 32.3%, to $783,000 in the quarter ended July 31, 2005 compared to $592,000 in the quarter ended July 31, 2004. The increase was primarily the result of fluctuating investment balances and interest rates between the quarters.
     Interest Expense. Interest expense increased $724,000, or 21.5%, to $4.1 million in the quarter ended July 31, 2005 compared to $3.4 million in the quarter ended July 31, 2004. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. In August 2004, we acquired substantially all of the assets of Data Transit in exchange for a cash payment and the issuance of a convertible note in the principal amount of $16.3 million, bearing interest at 8% annually. In the quarter ended April 30, 2005, we recorded a financing liability of $12.9 million associated with the sale-leaseback of one our corporate office facilities. In April 2005, we acquired I-TECH CORP. in exchange for convertible notes in the aggregate principal amount of $12.1 million, bearing interest at 3.35% annually. The increase in interest expense, was primarily related to these transactions. Of our total interest expense, $1.1 million represented the amortization of the beneficial conversion feature of these notes in the quarters ended July 31, 2005 and 2004, respectively.
     Other Income (Expense), Net. Other income (expense), net, decreased $1.2 million, or 66.4%, to an expense of $600,000 in the quarter ended July 31, 2005 compared to an expense of $1.8 million in the quarter ended July 31, 2004. In the quarter end July 31, 2004, we recorded a loss of $1.0 million on the sale of equipment. The remaining expense in the quarters ended July 31, 2005 and 2004 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.
     Provision for Income Taxes. We recorded an income tax provision of $594,000 in the quarter ended July 31, 2005 compared to $19,000 in the quarter ended July 31, 2004. The provision for income taxes in the quarter ended July 31, 2005 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either of the quarters ended July 31, 2005 or 2004. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At July 31, 2005, cash, cash equivalents and short-term investments were $101.8 million compared to $102.4 million at April 30, 2005. Restricted securities, used to secure future interest payments on our convertible debt were $9.2 million at July 31, 2005 compared to $9.1 million at April 30, 2005. At July 31, 2005, total short and long term debt was $250.4 million, compared to $267.8 million at April 30, 2005.
     Net cash provided by operating activities totaled $4.0 million in the quarter ended July 31, 2005, compared to a use of $15.3 million of cash in the quarter ended July 31, 2004. Cash provided by operating activities in the quarter ended July 31, 2005 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in the quarter ended July 31, 2005 included cash inflows of $9.5 million offset by outflows of $1.5 million. Cash inflows were primarily due to a $2.6 million increase in accrued liabilities, a $2.1 million increase in accounts payable, a $2.1 million increase in accrued compensation and a $1.5 million decrease in other assets. The increase in accrued liabilities was primarily due to an increase in accrued interest for our convertible debt due in 2008 and 2010 and a $642,000 increase in deferred revenue associated increased sales through distributor channels. The increases in accrued compensation and accounts payable are related to the timing of those payments. The decrease in other assets was primarily due to the receipt of $3 million for payment of notes receivable offset by investments of $1.2 million in our patent portfolio. Cash outflows were due to a $871,000 increase in inventory and a $683,000 increase in accounts receivable.
     Net cash used in investing activities totaled $4.1 million in the quarter ended July 31, 2005 compared to $11.6 million in the quarter ended July 31, 2004. The use of cash for investing activities in the quarter ended July 31, 2005 was primarily related to facility improvements and purchases of equipment at our new AOC Division manufacturing facility in Texas as well as purchases of equipment for our facility in Malaysia to support increased production volume. The use of cash for investing activities in the quarter ended July 31, 2004 consisted primarily of our purchase of the assets of Honeywell’s VCSEL Optical Products business unit and purchases of equipment to support increased production volume in our Malaysian manufacturing facility.
     Net cash used in financing activities was $133,000 in the quarter ended July 31, 2005 compared to cash provided by financing activities of $342,000 in the quarter ended July 31, 2004. Cash used in financing activities in the quarter ended July 31, 2005 included payment of borrowings of $175,000 offset by proceeds of $42,000 from the exercise of stock options. Cash provided by financing activities in the quarter ended July 31, 2004 included the repayment of a stockholder note of $196,000 and proceeds of $146,000 from the exercise of employee stock options.
     On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. Cost related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The agreement requires us to maintain our primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. At July 31, 2005 outstanding letters of credit secured by this facility totaled $3.0 million.
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
Contractual Obligations and Commercial Commitments
     At July 31, 2005, we had contractual obligations of $328.9 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,344	$1,344	$—	$—	$—
Long-term debt	262,463	—	12,213	100,250	150,000
Lease commitment under sale-leaseback agreement	51,551	2,978	6,159	6,439	35,975
Operating leases	9,488	4,852	2,652	1,637	347
Purchase obligations	2,009	2,009	—	—	—
Minimum royalty obligation	2,000	2,000	—	—	—

Total contractual obligations	$328,855	$13,183	$21,024	$108,326	$186,322

     Short-term debt consists of a convertible promissory note for $1.0 million due in fiscal 2006, related to our fiscal 2005 acquisition of I-TECH and $344,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc.

     Long-term debt consists of $158,000 in debt obligations assumed upon the acquisition of InterSAN, Inc., a convertible promissory note in the amount of $12.1 million due August 6, 2006, if not sooner converted, and two series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and $150.0 million due October 15, 2010. The two series of notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The two series of notes are redeemable by us, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of Finisar common stock, or a combination thereof.
     Lease commitment under sale-leaseback agreement includes $12.5 million related to the sale-leaseback agreement for our corporate office building, which we entered into in the fourth quarter of 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.0 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of July 31, 2005.
     The minimum commitment for royalty payments is related to the purchase of certain assets of New Focus and has been recorded on our balance sheet as of July 31, 2005 as current portion of long-term liabilities.
Off-Balance-Sheet Arrangements
     At July 31, 2005 and April 30, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
•	The integration of the former Infineon transceiver and transponder products and technology with our products and technology and the transition of the manufacturing operations for such products to our facilities will be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and technology and the transition of manufacturing operations to our facilities. If we are unable to successfully integrate the former Infineon products and technology with our products and technology, or if actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•	We will be dependent on Infineon to supply us with finished goods for a transition period of up to one year while we transfer manufacturing operations to our own facilities. Infineon’s failure to supply us with high quality products in a timely manner could adversely affect our operating results and our ability to retain the former customers of Infineon. In addition, we expect to realize lower gross profit margins on the sale of products supplied by Infineon than on the sale of products we manufacture until such time as those products are manufactured by us.

•	We plan to transition the manufacture of the former Infineon transceiver and transponder products from Infineon’s production facilities to our facilities over a period of time. Some of the former Infineon customers may be unwilling to purchase products manufactured at our facilities without subjecting the products to new qualification testing procedures, and some customers may be unwilling to undertake these procedures and may elect to buy products from other suppliers. Delays in or losses of sales due to these requalification issues could result in lower revenues which could adversely affect our future operating results.

•	Some of the existing customers for the Infineon products may decide for other reasons to purchase similar products from other competitors. The loss of one or more significant customers of the former Infineon business could result in lower revenues which would adversely affect our future operating results.

•	Immediately prior to the acquisition, Infineon was engaged in a number of ongoing research and development projects related to its transceiver products and related technologies. We may not be able to successfully complete some or all of these projects, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

•	We may incur charges to operations in amounts that are not currently estimable to reflect costs associated with integrating the acquired business with our company. These costs could adversely affect our future operating results.

•	At the closing of the acquisition, we issued 34 million shares of our common stock to Infineon, which represented approximately 13% of the outstanding capital stock of Finisar at that time. The issuance of these shares caused a significant reduction in the relative percentage interest of current Finisar stockholders. In April 2005, Infineon sold the 34 million shares to certain funds managed by VantagePoint Venture Partners in a private transaction.

•	As a result of the acquisition, Finisar has become a substantiality larger organization, and if our management is unable to effectively manage the combined business, our operating results will suffer.
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
We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
     We incurred net losses of $114.1 million, $113.8 million and $619.8 million in our fiscal years ended April 30, 2005, 2004 and 2003, respectively and $19.1 million in the three months ended July 31, 2005. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.
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
We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250.3 million at July 31, 2005. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.
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
We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
     A small number of customers have accounted for a significant portion of our revenues. For example, sales to our top five customers represented 48% of our revenues in the quarter ended July 31, 2005. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
     The markets in which we sell our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented during the past several quarters, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.
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
Our future operating results may be subject to volatility as a result of exposure to foreign exchange risks.
     We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country’s currency, our products may be less competitive in that country and our revenues may be adversely affected.
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
Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military action in the Middle East
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military action in the Middle East, including the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
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
We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital
     Through the first quarter of fiscal 2006, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. For the three months ended July 31, 2005 we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value and recognized $522,000 of losses related to an investment accounted for under the equity method. We may be required to write off all or a portion of the $16.7 million in such investments remaining on our balance sheet as of July 31, 2005 in future periods.
We are subject to pending legal proceedings
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss the complaint was denied. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

We have identified material weaknesses in our internal control over financial reporting which could lead to errors in our financial statements
     As discussed in Item 4. Controls and Procedures, we have identified several material weaknesses in our internal control over financial reporting. Although steps are being taken to remediate these deficiencies, there can be no assurance that these remediation steps will be successful or that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses. Although management determined that the material weaknesses did not affect the financial results reported in our consolidated financial statements as of, and for the year ended, April 30, 2005, there can be no assurance that unremediated weakness in our internal control over financial reporting will not result in errors that are material to the financial results reported in our consolidated financial statements for future periods.
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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $522,000 and $361,000 in the three months ended July 31, 2005 and 2004, respectively, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2005.
Item 4. Controls and Procedures.
Changes in Internal Control Over Financial Reporting
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “2005 Form 10-K”), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2005 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Based on management’s assessment of our internal control over financial reporting, we identified four control deficiencies that we concluded represented material weaknesses in our internal control over financial reporting as of April 30, 2005. As described in more detail in the 2005 Form 10-K, these material weaknesses consisted of:
•	a material weakness in our financial reporting processes arising from a shortage of, and turnover in, qualified financial reporting personnel with sufficient skills and experience to apply generally accepted accounting principles to our transactions, to provide for timely review of account reconciliations, and to prepare financial statements that comply with U.S. generally-accepted accounting principles;

•	a material weakness relating to our accounting for income and sales/use taxes including: (a) ineffective controls over the application of U.S. generally-accepted accounting principles pertaining to income taxes; (b) ineffective controls over the monitoring and accounting for income tax matters arising from business combinations and other complex and non-routine business transactions; (c) insufficient personnel with adequate technical skills relative to accounting for and disclosure of income taxes; and (d) inadequate accounting policies and procedures that do not provide for effective supervisory review of income and sales/use tax accounting amounts and analyses and related recordkeeping and disclosure activities;

•	a material weakness related to the effectiveness of our inventory controls, including ineffective controls to physically verify the existence of inventory on consignment at customer locations and inventory acquired in recent business acquisitions; and

•	a material weakness in our controls to monitor our Network Test and Monitoring segment sales agreements which have multiple elements such that revenue received under these agreements is properly allocated to each element and recognized in the proper period.

     We have been, and intend to continue, planning and implementing increases in staffing levels and changes in our policies, processes and procedures to address these weaknesses and improve our internal control over financial reporting. In the 2005 Form 10-K, we identified various remediation efforts that we had undertaken and that we expect to continue throughout fiscal 2006. During the quarter ended July 31, 2005, management began to execute the remediation plan identified in the 2005 Form 10-K and, among other things, took the following actions:
•	we hired additional personnel, including a Director of Internal Audit and an SEC reporting manager, to strengthen our accounting and financial reporting organizations;

•	we engaged Deloitte & Touche LLP to provide consulting services in support of our tax accounting and reporting functions;

•	we reconciled our accounts related to all inventory on consignment at customer locations, which totaled $2.1 million as of July 31, 2005, and adopted additional procedures to verify such inventory, including periodic physical inventories; and

•	our accounting management reviewed all revenue transactions of our Network Test and Monitoring Division recorded during the quarter ended July 31, 2005 to assure that revenue was properly recognized.
     Aside from steps taken to implement the remediation plan, there was no change in our internal control over financial reporting during the quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management continues to execute its remediation plan and to monitor closely the remediated controls and procedures described above. We will continue the implementation of additional policies, processes and procedures and the hiring of additional experienced accounting financial reporting personnel at both management and staff levels. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures. We expect to complete our remediation plan and the testing of remediated controls and procedures by the end of fiscal 2006.
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report because of the material weaknesses described above, the remediation of which is on-going.
     We believe that the corrective actions taken to date, including the actions described above, have mitigated the control deficiencies with respect to the preparation of this report and that these measures have been effective to ensure that information required to be disclosed in this report has been recorded, processed, summarized and reported correctly. In particular, management believes that the measures implemented to date provide reasonable assurance that the Company’s financial statements included in this report have been prepared in accordance with generally accepted accounting principles.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. On February 15, 2005, the Court issued an order providing preliminary approval of the proposed settlement and set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, its business would be substantially harmed.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At the annual meeting of our stockholders held on May 6, 2005, the following matters were considered and voted upon:
          (a) Frank H. Levinson was elected as a Class II director to serve on our Board of Directors for a three-year term expiring at the 2007 annual meeting of stockholders and until his successor is duly elected and qualified by a vote of 207,984,522 shares in favor and 2,879,053 shares withheld. In addition to Mr. Levinson, as of the date of the meeting the following directors each had a term of office that continued after the meeting: Jerry S. Rawls, Michael C. Child, Roger C. Ferguson and Larry D. Mitchell.
          (b) A proposal to amend our Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 was approved by a vote of 203,369,081 shares for, 5,987,628 shares against, and 1,506,866 shares abstaining.
          (c) A proposal to amend the Finisar 1999 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance under such plan from 3,750,000 shares to 13,750,000 shares, to increase the automatic annual increase in the number of shares of common stock reserved for issuance under the plan from 750,000 shares to 1,000,000 shares and to adopt the International Employee Stock Purchase Plan was approved by a vote of 70,062,674 shares for, 26,585,973 shares against, 1,526,765 shares abstaining and 112,688,164 broker non-votes.
          (d) The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2005 was approved and ratified by a vote of 209,655,354 shares for, 559,124 shares against, and 649,098 shares abstaining.

Item 6. Exhibits
     The following exhibits are filed herewith:
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Dated: September 8, 2005

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