Form 10-Q
period 2005-10-31
FINISAR CORP
filed 2005-12-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of	94-3038428
incorporation or organization)	(I.R.S. Employer
1389 Moffett Park Drive	Identification No.)
Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
408-548-1000
1308 Moffett Park Drive
Sunnyvale, California 94089
(Registrant’s former address)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 30, 2005, there were 296,175,093 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31, 2005	April 30, 2005
	(In thousands, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,165	$29,431
Short-term investments	62,493	72,931
Restricted investments, short-term	3,710	3,717
Accounts receivable, net of allowance for doubful accounts of $1,673 and $1,379 at October 31, 2005 and April 30, 2005	44,911	42,443
Accounts receivable, other	2,914	11,371
Inventories	40,890	33,933
Prepaid expenses	3,287	3,470

Total current assets	191,370	197,296
Property, plant and improvements, net	79,028	87,264
Restricted investments, long-term	3,612	5,393
Purchased technology, net	21,554	33,046
Other purchased intangible assets, net	5,016	4,424
Goodwill, net	132,275	119,690
Minority investments	16,172	21,366
Other assets	16,678	18,109

Total assets	$465,705	$486,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,927	$30,430
Accrued compensation	5,668	4,500
Other accrued liabilities	15,429	14,073
Deferred revenue	4,974	3,519
Current portion of other long-term liabilities	628	2,242
Convertible notes	1,000	15,811
Non-cancelable purchase obligations	1,390	6,449

Total current liabilities	62,016	77,024
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $14,271 and $16,501 at October 31, 2005 and April 30, 2005	236,043	250,019
Other long-term liabilities	13,930	13,623
Deferred income taxes	2,868	1,632

Total long-term	252,841	265,274
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 31, 2005 and April 30, 2005	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 295,949,046 shares issued and outstanding at October 31, 2005 and 258,931,278 shares issued and outstanding at April 30, 2005	296	259
Additional paid-in capital	1,356,586	1,314,960
Accumulated other comprehensive income	184	381
Accumulated deficit	(1,206,218)	(1,171,310)

Total stockholders’ equity	150,848	144,290

Total liabilities and stockholders’ equity	$465,705	$486,588

See accompanying notes

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
	(Unaudited, in thousands, except per share data)
Revenues	$86,622	$71,005	$168,354	$132,882
Cost of revenues	59,698	49,499	120,489	95,203
Impairment of acquired developed technology	853	3,656	853	3,656
Amortization of acquired developed technology	5,421	6,086	11,075	11,652

Gross profit	20,650	11,764	35,937	22,371

Operating expenses:
Research and development	14,141	17,043	27,162	33,118
Sales and marketing	7,501	7,570	15,872	14,721
General and administrative	6,768	4,995	14,777	9,677
Amortization of deferred stock compensation	—	24	—	121
Amortization of purchased intangibles	453	170	929	313
Restructuring costs	3,064	—	3,064	—
Acquired in-process research and development	—	318	—	318

Total operating expenses	31,927	30,120	61,804	58,268
Loss from operations	(11,277)	(18,356)	(25,867)	(35,897)
Interest income	765	560	1,548	1,152
Interest expense	(3,830)	(3,552)	(7,917)	(6,915)
Other income (expense), net	(821)	192	(1,421)	(1,596)

Loss before income taxes	(15,163)	(21,156)	(33,657)	(43,256)
Provision for income taxes	657	37	1,251	56

Net loss	$(15,820)	$(21,193)	$(34,908)	$(43,312)

Net loss per share — basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.19)

Shares used in computing net loss per share — basic and diluted	289,968	223,380	281,048	223,155
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
	2005	2004
	(Unaudited, in thousands)
Operating activities
Net loss	$(34,908)	$(43,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,958	14,053
Amortization of deferred stock compensation	—	121
Acquired in-process research and development	—	318
Amortization of beneficial conversion feature of convertible notes	2,231	2,129
Amortization of purchased technology and other purchased intangibles	929	313
Amortization of acquired developed technology	11,076	11,652
Amortization of discount on restricted securities	(87)	(146)
Loss on sale/retirement of equipment	326	1,319
Share of losses of equity investee	1,039	793
Impairment of intangible assets	853	3,656
Non-employee option expense	—	16
Changes in operating assets and liabilities:
Accounts receivable	(2,244)	(9,268)
Inventories	(6,854)	(3,454)
Other assets	3,504	(5,233)
Deferred income taxes	1,236	—
Accounts payable	2,243	(1,100)
Accrued compensation	1,097	447
Other accrued liabilities	755	716
Deferred revenue	1,429	—

Net cash provided by (used in) operating activities	1,583	(26,980)

Investing activities
Purchases of property, equipment and improvements	(8,968)	(10,916)
Sale/(purchase) of short-term investments	10,241	(2,083)
Maturity of restricted securties	1,875	5,156
Purchase of minority investment	—	(1,000)
Acquisition of subsidiaries, net of cash assumed	(1,213)	—
Acquisition of product line assets	—	(6,168)
Proceeds from sale of property and equipment	153	743

Net cash provided by (used in) investing activities	2,088	(14,268)

Financing activities
Repayments of liablity related to sale-leaseback of building	(115)	—
Repayments of borrowings under notes	(195)	—
Payment received on stockholder notes receivable	—	467
Proceeds from exercise of stock options	373	286

Net cash provided by (used in) financing activities	63	753

Net increase (decrease) in cash and cash equivalents	3,734	(40,495)

Cash and cash equivalents at beginning of period	29,431	69,872

Cash and cash equivalents at end of period	$33,165	$29,377

Supplemental disclosure of cash flow information
Cash paid for interest	$4,528	$4,528
Cash paid for taxes	$(13)	$19
Supplemental schedule of non-cash investing and financing activities
Issuance of common stock upon conversion of promissory notes	$32,474	$—

Issuance of common stock in connection with acquisitions	$8,815	$—

Issuance of common stock on achievement of milestones	$—	$256

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
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number is (408) 548-1000.
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of October 31, 2005, and for the three and six month periods ended October 31, 2005 and 2004, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at October 31, 2005, its operating results for the three and six month periods ended October 31, 2005 and 2004, and its cash flows for the six month periods ended October 31, 2005 and 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2005.
Fiscal Periods
     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of comparison, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The second quarter of fiscal 2006 ended on October 30, 2005. The second quarter of fiscal 2005 ended on October 31, 2004.
Reclassifications
     Certain reclassifications have been made to the prior year balance sheet and statement of cash flows to conform to the current year presentation. These changes had no impact on previously reported net income or retained earnings.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows The Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the Company invoices and charges for each separate element based on the list price for such element.
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
     Sales to certain distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Deferred revenue on shipments to distributors reflects the effects of distributor price adjustments and, the amount of gross margin expected to be realized when distributors sell-through products purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from us at which point we have a legally enforceable right to collection under normal payment terms.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 39.0% and 39.3% of total accounts receivable at October 31, 2005 and April 30, 2005, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three and six months ended October 31, 2005, sales to the top five optical subsystems and components customers represented 47.0% and 47.6% of total revenues, respectively. During the three and six months ended October 31, 2004, sales to the top five optical subsystems and components customers represented 48.5% and 47.5% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $64,000 and $193,000 in the three and six months ended October 31, 2005, respectively, and $222,000 and $379,000 in the three and six months ended October 31, 2004, respectively.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of October 31, 2005 and April 30, 2005, the fair value of the Company’s convertible subordinated debt was approximately $221.2 million and $206.6 million, respectively.
Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using management’s best estimate of future demand at the time, based upon information then available to the Company. The Company uses a twelve-month historical usage model to compute excess inventory and, in addition to the historical usage model, the Company also considers: (1) forecast demand, (2) parts and subassemblies that can be used in alternative finished products, (3) parts and subassemblies that are likely to be engineered out of the Company’s products, and (4) known design changes which would reduce the Company’s ability to use the inventory as planned.
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
     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (collectively “options”). For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net loss:
As reported	$(15,820)	$(21,193)	$(34,908)	$(43,312)
Add: Stock-based employee compensation reported in net loss	—	40	—	137
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(1,905)	(5,211)	(4,572)	(9,598)

Net loss — pro forma	$(17,725)	$(26,364)	$(39,480)	$(52,773)

Basic and diluted net loss per share — as reported	$(0.05)	$(0.09)	$(0.12)	$(0.19)

Basic and diluted net loss per share — pro forma	$(0.06)	$(0.12)	$(0.14)	$(0.24)
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
     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first and second quarters of fiscal 2006: for stock option grants the Company used risk-free interest rates of 4.12% and 4.42%, respectively; a dividend yield of 0% for both periods; a volatility factor of 1.10 and 1.08, respectively; and a weighted-average expected life of the option of 3.6 years and 3.7 years, respectively. For the employee stock purchase plan the Company used a risk-free interest rate of 4.0%, a dividend yield of 0%, a volatility factor of 1.08, and a weighted-average expected life of the option of 0.50 years for both periods.
     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first and second quarters of fiscal 2005: for stock options grants we used risk-free interest rates of 3.30% and 3.71%, respectively; a volatility factor of 1.17 and 1.19, respectively; a weighted-average expected life of the option of 3.85 for both periods; and a dividend yield of 0% for both periods. For the employee stock purchase plan, the Company used a risk-free interest rate of 2.85%, a dividend yield of 0%, a volatility fact of 0.99, and a weighted-average expected life of the option of 0.46 years for the first quarter of fiscal 2005. There was no employee purchase plan activity in the second quarter of fiscal 2005.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of the Company’s common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Security and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(15,820)	$(21,193)	$(34,908)	$(43,312)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	289,972	223,413	281,051	223,283
Weighted-average shares outstanding — subject to repurchase	(4)	(33)	(4)	(128)
Weighted-average shares outstanding — performance stock	—	—	—	—

Weighted-average shares outstanding — basic and diluted	289,968	223,380	281,047	223,155

Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.12)	$(0.19)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	1,565	4,142	1,503	4,337
Stock subject to repurchase	4	33	4	128
Conversion of convertible subordinated notes	58,647	58,647	58,647	58,647
Conversion of convertible notes	749	—	749	—
Performance stock	—	—	—	—
Warrants assumed in acquisition	942	964	942	964

Potentially dilutive securities	61,907	63,786	61,845	64,076

Comprehensive Income
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.
     The components of comprehensive loss for the three and six months ended October 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net loss	$(15,820)	$(21,193)	$(34,908)	$(43,312)
Foreign currency translation adjustment	(27)	62	(5)	59
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(69)	98	(192)	(92)

Comprehensive loss	$(15,916)	$(21,033)	$(35,105)	$(43,345)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	October 31, 2005	April 30, 2005
Net unrealized losses on available-for-sale securities	$(688)	$(496)
Cumulative translation adjustment	872	877

Accumulated other comprehensive income	$184	$381

2. Acquisition of InterSAN, Inc.
     On May 12, 2005, the Company completed the acquisition of InterSAN, Inc., a privately held company located in Scotts Valley, California. The acquisition expanded the Company’s product offering for testing and monitoring systems. Under the terms of the acquisition agreement, the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise have been distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which the Company may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in the Network Test and Monitoring segment of the Company’s consolidated financial statements for the quarter ended October 31, 2005. During the quarter ended October 31, 2005, the Company incurred additional costs of $130,000 related to this acquisition which have been included in the total consideration.
     The following is a summary of the consideration paid for this acquisition (in thousands, except shares):

Stock		Cash including	Total
Value	Shares	acquisition costs	Consideration
$ 8,815	7,132,229	$1,213	$10,028

     The following is a summary of the initial purchase price allocation for this acquisition (in thousands):

Net Tangible	Developed	Customer		Total
Assets	Technology	Related	Goodwill	Consideration
$(4)	$429	$1,529	$8,074	$10,028

     The weighted average amortization period for the intangible assets acquired are as follows (in years):

Developed	Customer
Technology	Related	Total
3.0	2.9	3.0

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
     During the quarter ended July 31, 2005, the Company issued 5,144,609 shares of common stock upon the conversion of $4.2 million of principal and $1.1 million of interest related to this convertible promissory note. During the quarter ended October 31, 2005, the Company issued 9,938,256 shares of common stock upon the conversion of $12.1 million of principal and $191,000 of interest related to this convertible promissory note. As of October 31, 2005, all of the principal and interest on this note has been converted into shares of common stock.

4. Convertible Note Related to Acquisition of I-TECH Corp.
     On April 8, 2005, the Company completed the acquisition of I-TECH CORP., a privately-held network test and monitoring company, in exchange for the issuance of two promissory notes to the sole holder of I-TECH’s common stock. The promissory notes, which have an aggregate principal amount of approximately $12.1 million and an interest rate of 3.35% per annum, are convertible into shares of Finisar common stock upon the occurrence of certain events and at the election of the Company and the holder of the notes. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar common stock on the dates of conversion of the notes. Because the number of shares to be issued is based upon the market price of Finisar common stock, the Company is unable at this time to determine the exact number of shares that will be issued pursuant to the notes.
     During the quarter ended July 31, 2005, the Company issued 9,834,541 shares of common stock upon the conversion of $11.1 million of principal and $65,000 of interest related to these convertible promissory notes. During the quarter ended October 31, 2005, there were not any conversions related to these convertible notes. As of October 31, 2005, $1.0 million of principal remains outstanding on these notes.
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
     The terms of the note provide for four weekly conversions of equal portions of the outstanding principal of the note into shares of Finisar common stock, commencing on June 14, 2005. The number of shares to be issued upon each conversion is determined by dividing the amount converted by the average closing bid price of Finisar common stock for either (i) the four trading days immediately prior to the conversion, or (ii) the trading day prior to the conversion, as selected by the holder of the note.
     During the quarter ended July 31, 2005, the Company issued 3,594,607 shares of common stock upon the conversion of the full $3.8 million of principal and $19,000 of interest related to this convertible promissory note. As of July 31, 2005 the entire principal balance has been repaid.
6. Loans Related to Acquisition of Assets from New Focus, Inc.
     In partial consideration for the purchase of certain assets of New Focus, Inc. for a total purchase price of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of Finisar common stock. The Company made cash payments of $1.4 million in August 2003, $2.0 million in September 2004, and $2.0 million in August 2005 to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. As of October 31, 2005, the entire commitment under this royalty arrangement has been paid. Because such payments were not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.
7. Letter of Credit Reimbursement Agreement
     On April 29, 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. Costs related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The agreement requires the Company to maintain its primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. On October 20, 2005, the Company amended this letter of credit reimbursement agreement with Silicon Valley Bank to increase the letter of credit facility to $20 million. Costs related to the credit facility amendment consisted of a loan fee of 0.50% of the credit facility amount, or $100,000, plus the bank’s out of pocket expenses associated with the amended credit facility. This amended letter of credit facility will be available to the Company through October 26, 2006. At October 31, 2005 outstanding letters of credit secured by this facility totaled $3.0 million.
8. Convertible Subordinated Notes due 2010
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
     At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At October 31, 2005, approximately $7.3 million of U.S. government securities remained pledged as security for the note holders.
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
     Upon a change in control of the Company, or on October 15, 2007, each holder of the notes may require the Company to repurchase some or all of the notes at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. Instead of paying the change of control purchase price in cash, the Company may, at its option, pay it in shares of the Company’s common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the change in control purchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.
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
     Unamortized debt issuance costs associated with this note were $3.5 million and $3.8 million at October 31, 2005 and April 30, 2005, respectively. Amortization of prepaid loan costs are classified as Other Income (Expense), Net on the consolidated statement of operations. Amortization of prepaid loan costs for the six months ended October 31, 2005 and 2004 were $351,000 and $356,000, respectively.
9. Inventories
     Inventories consist of the following (in thousands):

	October 31, 2005	April 30, 2005
Raw materials	$16,265	$12,657
Work-in-process	14,663	10,720
Finished goods	9,962	10,556

Total inventory	$40,890	$33,933

     During the three months ended October 31, 2005, the Company did not record any charges for excess and obsolete inventory. For the six months ended October 31, 2005, the Company recorded charges of $1.1 million for excess and obsolete inventory. During the three and six months ended October 31, 2005 the Company sold inventory that was written-off in previous periods with an approximate cost of $1.3 million and $2.7 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and six months ended October 31, 2004, the Company recorded negative charges of $5.3 million and $7.8 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $2.7 million and $4.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
10. Property, Plant, Equipment and Improvements
     Property, equipment and improvements consist of the following (in thousands):

	October 31, 2005	April 30, 2005
Land	$9,747	$9,747
Buildings	10,583	10,593
Computer equipment	32,893	31,674
Office equipment, furniture and fixtures	3,239	3,209
Machinery and equipment	110,939	108,899
Leashold improvements	5,670	7,786
Construction-in-process	3,914	3,341

Total	176,985	175,249
Accumulated depreciation and amortization	(97,957)	(87,985)

Property, equipment and improvements (net)	$79,028	$87,264

11. Income Taxes
     The Company recorded a provision for income taxes of $657,000 and $1,251,000 for the three and six months, respectively ended October 31, 2005 compared to $37,000 and $56,000 for the three and six months, respectively, ended October 31, 2004. The provision in fiscal 2006 resulted from a deferred tax liability which was established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, and from fiscal 2006 state minimum tax payments and foreign income taxes netted against the return of certain foreign tax payments made in fiscal 2005 in excess of the fiscal 2005 final foreign tax liability. The provision for income taxes in fiscal 2005 primarily consisted of state minimum taxes.
     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of October 31, 2005 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2006.
     A portion of the valuation allowance at October 31, 2005 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
12. Purchased Intangible Assets Including Goodwill
     During the first six months of fiscal 2006, the Company recorded $4.3 million of additional goodwill in the optical subsystems and components reporting unit. The addition was primarily due to a reassessment of the allocation of the purchase price of assets related to the acquisition of the transceiver and transponder business of Infineon Technologies AG which was completed in January 2005. The reassessment reduced the allocation to a minority investment by $4.2 million. The Company also recorded additional payments of $184,000 associated with the Infineon acquisition. The Company recorded additional goodwill of $8.2 million in the network test and monitoring systems reporting unit. The addition was due to recording the acquisition of InterSAN in the amount of $8.1 million and additional payments of $112,000 for the I-TECH acquisition and $59,000 for the Data Transit acquisition.
     During the second quarter of fiscal 2006, the Company determined that the remaining intangible assets related to certain purchased optical amplifier technology related to the Company’s acquisition of certain assets of Genoa Corporation and certain intangible assets related to passive optical technology acquired with our acquisition of Transwave Fiber, Inc., had a fair value of zero. Accordingly, an impairment charge of $853,000 was recorded against the remaining net book value of these assets.
     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total
Balance at April 30, 2005	$88,422	$31,268	$119,690
Addition related to acquisition of subsidiary	4,339	8,246	12,585

Balance at October 31, 2005	$92,761	$39,514	$132,275

     The following table reflects intangible assets subject to amortization as of October 31, 2005 and April 30, 2005 (in thousands):

	October 31, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	$(80,912)	$21,554
Trade name	3,625	(2,805)	820
Customer relationships	5,243	(1,047)	4,196

Total	$111,334	$(84,764)	$26,570

	April 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$105,831	($72,785)	$33,046
Trade name	3,625	(2,465)	1,160
Customer relationships	3,714	(450)	3,264

Total	$113,170	($75,700)	$37,470

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2006 remaining	$7,414
2007	7,105
2008	5,851
2009	3,264
2010 and beyond	2,936

$26,570

13. Available-For-Sale Investments
     The following is a summary of the Company’s available-for-sale investments as of October 31, 2005 and April 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of October 31, 2005
Debt:
Corporate	$47,388	$2	$(422)	$46,968
Government agency	25,214	—	(236)	24,978
Municipal	300	—	(6)	294

Total	$72,902	$2	$(664)	$72,240

Reported as:
Cash equivalents	$9,748	$—	$(1)	$9,747
Short-term investments	63,154	2	(663)	62,493

	$72,902	$2	$(664)	$72,240

As of April 30, 2005
Debt:
Corporate	$47,546	$4	$(258)	$47,292
Government agency	32,298	1	(243)	32,056
Municipal	349	—	—	349

Total	$80,193	$5	$(501)	$79,697

Reported as:
Cash equivalents	$6,767	$—	$(1)	$6,766
Short-term investments	73,426	5	(500)	72,931

	$80,193	$5	$(501)	$79,697

     The gross realized loss for the three and six months ended October 31, 2005 was $12,000 and $16,000, respectively. The gross realized gains for the three and six months ended October 31, 2004 were $28,000 and $49,000, respectively. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of its outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of October 31, 2005 and April 30, 2005 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of October 31, 2005
Government agency	$7,322	$(145)	$7,177

Classified as:
Short term — less than 1 year	$3,710	$(43)	$3,667
Long term — 1 to 3 years	3,612	(102)	3,510

Total	$7,322	$(145)	$7,177

As of April 30, 2005
Government agency	$9,110	$(143)	$8,967

Classified as:
Short term — less than 1 year	$3,717	$(30)	$3,687
Long term — 1 to 3 years	5,393	(113)	5,280

Total	$9,110	$(143)	$8,967

Cost Method Investments
     Included in minority investments at October 31, 2005 and April 30, 2005 are cost method investments of $11.3 million and $15.4 million, respectively. Minority investments at April 30, 2005 represents the carrying value of the Company’s minority investments in three privately held companies accounted for under the cost method. During the quarter ended July 31, 2005, the Company re-assessed the value assigned to a minority investment acquired on January 31, 2005 as part of the Infineon acquisition and determined the value of the investment should have been zero. As a result, the Company reclassified the purchase price originally allocated to the investment to goodwill.
Equity Method Investment
     Included in minority investments at October 31, 2005 and April 30, 2005 are $4.9 million and $6.0 million, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three and six months ended October 31, 2005, the Company recorded expenses of $517,000 and $1,039,000 respectively, representing the Company’s share of the loss of the investee, which was classified as other expense. During the three and six months ended October 31, 2004, the Company recorded expenses of $432,000 and $793,000, respectively, for its share of the loss of the investee.
14. Segments and Geographic Information
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Six Month Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Optical subsystems and components	$77,449	$59,912	$149,819	$113,662
Network test and monitoring systems	9,173	11,093	18,535	19,220

Total revenues	$86,622	$71,005	$168,354	$132,882

Depreciation and amortization expense:
Optical subsystems and components	$10,982	$7,789	18,063	14,161
Network test and monitoring systems	505	239	895	422

Total depreciation and amortization expense	$11,487	$8,028	$18,958	$14,583

Operating loss:
Optical subsystems and components	$(1,078)	$(7,695)	$(6,444)	$(18,370)
Network test and monitoring systems	(408)	(407)	(3,502)	(1,468)

Total operating loss	(1,486)	(8,102)	(9,946)	(19,838)
Unallocated amounts:
Amortization of acquired developed technology	(6,274)	(9,742)	(11,928)	(15,308)
Amortization of deferred stock compensation	—	(24)	—	(121)
In-porcess research and development	—	(318)	—	(318)
Amortization of other intangibles	(453)	(170)	(929)	(313)
Restructuring costs	(3,064)	—	(3,064)	—
Interest income (expense), net	(3,065)	(2,992)	(6,369)	(5,762)
Other non-operating income (expense), net	(821)	192	(1,421)	(1,596)

Total unallocated amounts	(13,677)	(13,054)	(23,711)	(23,418)

Loss before provision for income tax	$(15,163)	$(21,156)	$(33,657)	$(43,256)

     The following is a summary of total assets by segment (in thousands):

	October 31,	April 30,
	2005	2005
Optical subsystems and components	$316,515	$342,968
Network test and monitoring systems	72,939	71,535
Other assets	76,251	72,085

	$465,705	$486,588

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues from sales to unaffiliated customers:
United States	$51,882	$48,692	$98,557	$88,327
Rest of the world	34,740	22,313	69,797	44,555

	$86,622	$71,005	$168,354	$132,882

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 31,	April 30,
	2005	2005
Long-lived assets
United States	$248,070	$258,345
Malaysia	20,802	23,415
Rest of the world	1,851	2,139

	$270,723	$283,899

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Optical subsystems and components	$4,970	$4,154	$8,938	$11,025
Network test and monitoring systems	31	293	63	467

Total capital expenditures	$5,001	$4,447	$9,001	$11,492

15. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six month period ended
October 31, 2005
Beginning balance	$2,963
Additions during the period based upon product sold	805
Settlements	(175)
Changes in liability for pre-existing warranties, including expirations	(443)

Ending balance	$3,150

16. Restructuring
     During the quarter ended October 31, 2005, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges include $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million relates to our optical subsystems and components segment and $1.2 million relates to our network test and monitoring systems segment.
     As of October 31, 2005, $2.9 million of committed facilities payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the closure of the Company’s Hayward facility that took place in fiscal 2003 and the consolidation and exit activities of the Sunnyvale and Scotts Valley facilities during the second quarter of fiscal 2006.

17. Pending Litigation
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     On April 4, 2005, the Company filed an action in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 which relates to technology used in information transmission systems to provide access to a large database. Our complaint alleges that DirecTV willfully infringes our patent by making, using, selling, offering to sell and/or importing systems and/or methods related to the transmission of electronic programming guides via satellite broadcast that embody one or more of the claims of our patent. The complaint seeks monetary damages as well as an injunction against future infringement. On May 13, 2005, DirecTV answered the complaint and filed a counterclaim that seeks a declaration of non-infringement, patent invalidity and patent unenforceability. On October 17, 2005, the parties filed a joint claim construction statement, the hearing on which is scheduled to be held on January 25, 2006. The trial is scheduled for June 6, 2006.
     On September 6, 2005, the Company filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleges that Agilent willfully infringes the Company’s U.S. Patents No. 5,019,769 and No. 6,941,077, relating to our digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint seeks damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. The Company also seeks to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, the Company filed an amended complaint adding allegations of infringement of our U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to our digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. Agilent filed counterclaims against the Company seeking a declaration that our patents are not infringed and are invalid.
     On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued the Company in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleges that the Company violated federal antitrust laws, the Lanham Act and committed defamation per se by, among other things, disparaging Plaintiff’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint seeks damages in the amount of $5 million. The Company intends to vigorously defend itself, and intends to file a motion to dismiss the amended complaint in its entirety. The federal action is based largely on facts similar to those alleged by Epoch in a pending action against the Company filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleges interference with contract and unfair business practices and seeks damages of approximately $5 million. The state court complaint alleges, among other things, that the Company interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on the Company’s products. On April 5, 2005, the Company filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. Trial in the state action has been set for February 25, 2006. We believe that Epoch’s lawsuits are without merit, and we intend to defend the lawsuits and pursue our cross-complaint vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict the outcome of these lawsuits. An adverse outcome could require us to pay substantial monetary damages which could harm our business.
18. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 31, 2005. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
19. Sales of Accounts Receivable
     On October 29, 2004, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. On October 20, 2005, the Company entered into an amendment to this agreement to extend the availability of this facility to October 26, 2006. During the three and six months ended October 31, 2005, the Company sold approximately $5.2 million and $11.2 million, respectively, of its trade receivables to Silicon Valley Bank under the terms of this agreement.
20. Subsequent Events
     On November 15, 2005, the Company completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expands the Company’s product offering and customer base for optical transponders and expands its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The Company assumed certain liabilities totaling $897,000 as part of the acquisition. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in the Company’s consolidated financial statements beginning in the third quarter of fiscal 2006.
     On November 1, 2005, the Company received cash payments from Goodrich Corporation totaling $11.0 million related to the sale of its equity interest in Sensors Unlimited, Inc. The Company had not valued this interest for accounting purposes. Accordingly, the Company will record a gain of $11.0 million related to this transaction in the third quarter of fiscal 2006.

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

     Restructuring costs generally include termination costs for employees associated with a formal restructuring plan and the cost of facilities, including costs for non-cancelable leases in vacated facilities, and other costs related to exit activities.
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
Recent Acquisitions
Acquisition of Transceiver and Transponder Product Line From Infineon Technologies AG
     On January 31, 2005, we acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of our common stock. The acquisition expanded our product offering and customer base for optical transceivers and transponders and expanded its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with cost savings resulting from integrating these products withour Optical Subsystems and Components Division as well as the incremental growth in revenue and earnings from the sale of future products. We did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The 34 million shares of our common stock issued to Infineon were valued at approximately $59.5 million based on the closing price of our common stock on January 31, 2005. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning on the first day of our fourth quarter of fiscal 2005.
Acquisition of I-TECH Corp.
     On April 8, 2005, we completed our acquisition of I-TECH Corp., a privately-held network test and monitoring company based in Eden Prairie, Minnesota. The acquisition expanded our product offering for testing and monitoring systems, particularly for those systems relying on the use of the Fibre Channel protocol, and expanded the its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded with this acquisition reflected the underlying patents and know-how used in manufacturing future products and cost synergies associated with integrating the operations of I-TECH with our Network Tools Division. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million. The notes are convertible into shares of Finisar common stock over a period of one year following the closing of the acquisition. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth fiscal quarter of fiscal 2005.
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

Acquisition of Assets of Big Bear Networks
     On November 15, 2005, we completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expands our product offering and customer base for optical transponders and expands our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. We assumed certain liabilities totaling $897,000 as part of the acquisition. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in our consolidated financial statements beginning in the third quarter of fiscal 2006.
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
     On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of Statement 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues:
Optical subsystems and components	89.4%	84.4%	89.0%	85.5%
Network test and monitoring systems	10.6	15.6	11.0	14.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	66.9	69.7	70.5	71.6
Impairment of acquired developed technology	1.0	5.1	0.5	2.8
Amortization of acquired developed technology	6.3	8.6	6.6	8.8

Gross profit	25.8	16.6	22.4	16.8

Operating expenses:
Research and development	14.1	24.0	15.0	24.9
Sales and marketing	8.5	10.7	9.3	11.1
General and administrative	7.7	7.0	8.7	7.3
Amortization of deferred stock compensation	0.0	0.0	0.0	0.1
Amortization of purchased intangibles	0.5	0.2	0.6	0.2
Restructuring costs	8.2	0.0	4.2	0.0
Acquired in-process research and development	0.0	0.4	0.0	0.2

Total operating expenses	39.0	42.3	37.8	43.8
Loss from operations	(13.2)	(25.7)	(15.4)	(27.0)
Interest income	0.9	0.8	0.9	0.9
Interest expense	(4.4)	(5.0)	(4.7)	(5.2)
Other income (expense), net	(0.9)	0.3	(0.8)	(1.2)

Loss before income taxes	(17.6)	(29.6)	(20.0)	(32.5)
Provision for income taxes	0.0	0.1	0.3	0.0

Net loss	(17.6)%	(29.7)%	(20.3)%	(32.5)%

     Revenues. Revenues increased $15.6 million, or 22.0%, to $86.6 million in the quarter ended October 31, 2005 compared to $71.0 million in the quarter ended October 31, 2004. Sales of optical subsystems and components and network test and monitoring systems represented 89.4% and 10.6%, respectively, of total revenues in the quarter ended October 31, 2005, compared to 84.4% and 15.6%, respectively, in the quarter ended October 31, 2004.
     Revenues increased $35.5 million, or 26.7%, to $168.4 million in the six months ended October 31, 2005 compared to $132.9 million in the six months ended October 31, 2004. Sales of optical subsystems and components and network test and monitoring systems represented 89.0% and 11.0%, respectively, of total revenues in the six months ended October 31, 2005, compared to 85.5% and 14.5%, respectively, in the six months ended October 31, 2004.
     Optical subsystems and components revenues increased $17.5 million, or 29.3%, to $77.4 million in the quarter ended October 31, 2005 compared to $59.9 million in the quarter ended October 31, 2004. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $7.0 million in the quarter ended October 31, 2005. Excluding the effect of the acquisition, sales of optical subsystems and components increased $10.5 million, or 17.6%, in the quarter ended October 31, 2005 compared to the quarter ended October 31, 2004. Excluding the effect of the acquisition, the increase in optical subsystem and component revenues was primarily related to a $9.9 million increase in sales of products for short distance LAN/SAN applications and a $3.0 million increase in sales of products for long distance and telecom applications, partially offset by a $2.2 million decrease in sales of laser components. The increase in revenues from the sale of optical subsystems was primarily the result of an increase in the volume of units sold to new and existing customers, partially offset by a decrease in average selling prices. We believe that the decrease in the sale of laser components was primarily due to our gain in market share in the optical subsystems business which reduced the demand for laser components by other manufacturers.
     Optical subsystems and components revenues increased $36.2 million, or 31.8%, to $149.8 million in the six months ended October 31, 2005 compared to $113.7 million in the six months ended October 31, 2004. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $15.0 million in the six months ended October 31, 2005. Excluding the effect of the acquisition, sales of optical subsystems and components increased $21.2 million, or 18.6%, in the six months ended October 31, 2005 compared to the six months ended October 31, 2004. Excluding the effect of the acquisition, the increase in optical subsystem and component revenues was primarily related to a $23.4 million increase in sales of products for short distance LAN/SAN applications and a $2.0 million increase in sales of products for long distance and telecom applications, partially offset by a $5.2 million decrease in sales of laser components. The increase in revenues from the sale of optical subsystems was primarily the result of an increase in the volume of units sold to new and existing customers, partially offset by a decrease in average selling prices. The decrease in the sale of laser components was primarily due to our gain in market share in the optical subsystems business which reduced the demand for laser components by other manufacturers.
     Network test and monitoring systems revenues decreased $1.9 million, or 17.3%, to $9.2 million in the quarter ended October 31, 2005 compared to $11.1 million in the quarter ended October 31, 2004. Network test and monitoring systems revenues decreased $685,000, or 3.6%, to $18.5 million in the six months ended October 31, 2005 compared to $19.2 million in the six months ended October 31, 2004. The decrease in revenues for the three and six months was primarily due to a decrease in demand resulting from a product lifecycle transition as OEM system manufacturers complete their transition from 2Ghz to 4Ghz models.
     Impairment of Acquired Developed Technology. Impairment of acquired developed technology, a component of cost of revenues, decreased $2.8 million, or 76.7%, in the three and six months ended October 31, 2005 to $853,000 compared to $3.7 million in the three and six months ended October 31, 2004. Included in the balances for the three and six months ended October 31, 2005 was an impairment charge of $853,000 to write off technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fiber Inc. in May 2001. Each of these products was discontinued during the quarter. Included in the balances for the three and six months ended October 31, 2004 was an impairment charge of $3.7 million to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $665,000, or 10.9%, in the quarter ended October 31, 2005 to $5.4 million compared to $6.1 million in the quarter ended October 31, 2004, and decreased $577,000, or 5.0%, in the six months ended October 31, 2005 to $11.1 million compared to $11.7 million in the six months ended October 31, 2004.
     Gross Profit. Gross profit increased $8.9 million, or 75.5%, to $20.7 million in the quarter ended October 31, 2005 compared to $11.8 million in the quarter ended October 31, 2004. Gross profit as a percentage of total revenue was 23.8% in the quarter ended October 31, 2005 compared to 16.6% in the quarter ended October 31, 2004. There were no charges for obsolete and excess inventory in the quarter ended October 31, 2005. We recorded charges of $5.3 million for obsolete and excess inventory in the quarter ended October 31, 2004, and recorded a benefit of $2.7 million for a reduction in our reserve for non-cancellable purchase orders. We sold inventory that was written-off in previous periods resulting in a benefit of $1.3 million in the quarter ended October 31, 2005 and $2.7 million in the quarter ended October 31, 2004. As a result, we recognized a net benefit of $1.3 million in the quarter ended October 31, 2005 compared to a net benefit of $128,000 in the quarter ended October 31, 2004. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $25.7 million, or 29.6% of revenue, in the quarter ended October 31, 2005 compared to $21.4 million, or 30.1% of revenue in the quarter ended October 31, 2004. The slight decrease in the adjusted gross profit margin was primarily due to $1.8 million of accelerated depreciation charges for abandoned leasehold improvements and equipment which were included in manufacturing costs, duplicate manufacturing facility costs of $748,000 at our Advanced Optical Components Division as a result of our move to a new manufacturing facility in Texas and a reduction in gross margin contribution by the network test and monitoring segment as a result of a reduction in revenues of approximately $1.6 million. These factors were partially offset by lower material costs and an increase in unit sales, which spread our fixed overhead costs over higher production volume.
     Gross profit increased $13.6 million, or 60.6%, to $35.9 million in the six months ended October 31, 2005 compared to $22.4 million in the six months ended October 31, 2004. Gross profit as a percentage of total revenue was 22.4% in the six months ended October 31, 2005 compared to 16.8% in the six months ended October 31, 2004. We recorded charges of $1.1 million in the six months ended October 31, 2005 compared to $7.8 million in the six months ended October 31, 2004, and recorded a benefit of $2.7 million for a reduction in our reserve for non-cancellable purchase orders in the quarter and six months ended October 31, 2004. We sold inventory that was written-off in previous periods resulting in a benefit of $2.7 million in the six months ended October 31, 2005 and $4.8 million in the six months ended October 31, 2004. As a result, we recognized a net benefit of $1.6 million in the six months ended October 31, 2005 compared to a net charge of $300,000 in the quarter ended October 31, 2004. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $46.3 million, or 27.5% of revenue, in the six months ended October 31, 2005 compared to $38.0 million, or 28.6% of revenue in the six months ended October 31, 2004. The decrease in the adjusted gross profit margin was primarily due to the inclusion of accelerated depreciation charges in manufacturing costs for abandoned leasehold improvements and equipment of $1.8 million, duplicate manufacturing facility costs at our Advanced Optical Components Division as a result of our move to a new manufacturing facility in Texas of $1.3 million, a reduction in contribution as a result of the decrease in Network Test and Monitoring segment revenues of approximately $569,000, offset by lower material costs and an increase in unit sales, which spread our fixed overhead costs over higher production volume.
     Research and Development Expenses. Research and development expenses decreased $2.9 million, or 17.0%, to $14.1 million in the quarter ended October 31, 2005 compared to $17.0 million in the quarter ended October 31, 2004. The decrease in research and development expenses was primarily due to reductions in temporary labor and consulting services of $678,000, project materials and new product development scrap of $1.7 million, and lower depreciation costs of $1.1 million. Included in research and development expenses in the quarter ended October 31, 2005 were charges of $1.9 million related to the accelerated depreciation of abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 16.3% in the quarter ended October 31, 2005 compared to 24.0% in the quarter ended October 31, 2004.
     Research and development expenses decreased $6.0 million, or 18.0%, to $27.2 million in the six months ended October 31, 2005 compared to $33.1 million in the six months ended October 31, 2004. The decrease in research and development expenses was primarily due to reductions in temporary labor and consulting services of $1.6 million, project materials and new product development scrap of $4.2 million, and lower depreciation costs of $1.4 million. Included in research and development expenses in the quarter and six months ended October 31, 2005 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percentage of revenues decreased to 16.1% in the six months ended October 31, 2005 compared to 24.9% in the six months ended October 31, 2004 as a result of cost reductions, as well as the increase in revenues.
     Sales and Marketing Expenses. Sales and marketing expenses decreased $69,000, or 0.9%, to $7.5 million in the quarter ended October, 31 2005 compared to $7.6 million in the quarter ended October 31, 2004. Included in sales and marketing expenses in the quarter ended October 31, 2005 were charges of $179,000 of accelerated depreciation related to abandoned leasehold improvements and equipment. Additionally, marketing expenses decreased $326,000 and commission expense increased $138,000 or 6.4% compared to the revenue increase of 22.0% due to modifications to our commission structure. Sales and marketing expenses as a percent of revenues decreased to 8.7% in the quarter ended October 31, 2005 compared to 10.7% in the quarter ended October 31, 2004.
     Sales and marketing expenses increased $1.2 million, or 7.8%, to $15.9 million in the six months ended October, 31 2005 compared to $14.7 million in the six months ended October 31, 2004. Included in sales and marketing expenses in the quarter and six months ended October 31, 2005 were charges of $179,000 of accelerated depreciation related to abandoned leasehold improvements and equipment. Additionally, the increase in sales and marketing expenses was primarily due to a $1.0 million increase in personnel-related costs which includes $220,000 in severance. Commission expense decreased $85,000 or 0.1% compared to a 26.7% increase in revenue due to modifications to our commission structure. Sales and marketing expenses decreased as a percentage of revenues to 9.4% in the six months ended October 31, 2005 compared to 11.1% in the six months ended October 31, 2004.
     General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 35.5%, to $6.8 million in the quarter ended October 31, 2005 compared to $5.0 million in the quarter ended October 31, 2004. Included in general and administrative expenses in the quarter October 31, 2005 were accelerated depreciation charges of $130,000 related to abandoned equipment and accelerated amortization charges of $500,000 related abandoned patents. Additionally, legal and audit fees increased $322,000, shared services allocations increased $267,000 and personnel related costs increased $124,000. General and administrative expenses as a percent of revenues increased to 7.8% in the quarter ended October 31, 2005 compared to 7.0% in the quarter ended October 31, 2004.
     General and administrative expenses increased $5.1 million, or 52.7%, to $14.8 million in the six months ended October 31, 2005 compared to $9.7 million in the six months ended October 31, 2004. Included in general and administrative expenses in the quarter and six months ended October 31, 2005 were accelerated depreciation charges of $130,000 related to abandoned equipment and accelerated amortization charges of $500,000 related abandoned patents. Additionally, consulting costs and audit fees primarily associated with the evaluation and testing of internal control systems required under Section 404 of the Sarbanes-Oxley Act increased $2.3 million, legal expense increased $363,000, personnel-related costs increased $761,000, including and increase of $197,000 for reduction in force related expenses, and our allowance for aged receivables increased $323,000. General and administrative expenses as a percentage of revenues increased to 8.8% in the six months ended October 31, 2005 compared to 7.3% in the six months ended October 31, 2004.
     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $24,000 to zero in the quarter ended October 31, 2005, and decreased by $121,000 to zero in the six months ended October 31, 2005. As of April 30, 2005, previously recorded deferred stock compensation was fully amortized.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $283,000, or 166.5%, to $453,000 in the three months ended October 31, 2005 compared to $170,000 in the three months ended October 31, 2004. The increase was due to purchased intangibles related to our acquisitions of Data Transit, Infineon, I-TECH and InterSAN in the amounts of $59,000, 43,000, 47,000 and $134,000, respectively.

     Amortization of purchased intangibles increased $616,000, or 196.8%, to $929,000 in the six months ended October 31, 2005 compared to $313,000 in the six months ended October 31, 2004. The increase was due to purchased intangibles related to our acquisitions of Data Transit, Infineon, I-TECH and InterSAN in the amounts of $151,000, 86,000, 109,000 and $270,000, respectively.
     Restructuring costs. During the quarter ended October 31, 2005, we completed the consolidation of our Northern California facilities. The restructuring charges include the remaining value of non-cancelable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000.
     Interest Income. Interest income increased $205,000, or 36.6%, to $765,000 in the quarter ended October 31, 2005 compared to $560,000 in the quarter ended October 31, 2004. Interest income increased $396,000, or 34.4%, to $1.5 million in the six months ended October 31, 2005 compared to $1.1 million in the six months ended October 31, 2004. The increases for the quarter and six months were primarily the result of fluctuating investment balances and interest rates.
     Interest Expense. Interest expense increased $278,000, or 7.8%, to $3.8 million in the quarter ended October 31, 2005 compared to $3.6 million in the quarter ended October 31, 2004. Interest expense increased $1.0 million, or 14.5%, to $8.0 million in the six months ended October 31, 2005 compared to $6.9 million in the six months ended October 31, 2004. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. In August 2004, we acquired substantially all of the assets of Data Transit in exchange for a cash payment and the issuance of a convertible note in the principal amount of $16.3 million, bearing interest at 8% annually. In the quarter ended April 30, 2005, we recorded a financing liability of $12.9 million associated with the sale-leaseback of one our corporate office facilities. In April 2005, we acquired I-TECH CORP. in exchange for convertible notes in the aggregate principal amount of $12.1 million, bearing interest at 3.35% annually. The increase in interest expense, was primarily related to these transactions. Of our total interest expense, $1.1 million represented the amortization of the beneficial conversion feature of these notes in the quarters ended October 31, 2005 and 2004, respectively, and $2.2 million and $2.1 million in the six months ended October 31, 2005 and 2004, respectively.
     Other Income (Expense), Net. Other income (expense), net, decreased $1.0 million, or 526.6%, to an expense of $821,000 in the quarter ended October 31, 2005 compared to income of $192,000 in the quarter ended October 31, 2004. Other income (expense), net, decreased $175,000, or 11.0%, to an expense of $1.4 million in the six months ended October 31, 2005 compared to net expense of $1.6 million in the six months ended October 31, 2004. In the quarter end July 31, 2004, we recorded a loss of $1.0 million on the sale of equipment. The remaining expense in the quarters ended October 31, 2005 and 2004 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.
     Provision for Income Taxes. We recorded income tax provisions of $657,000 and $1.3 million, respectively, for the three months and six months ended October 31, 2005 compared to provisions of $37,000 and $56,000, respectively, for the three months and six months ended October 31, 2004. The provision for income taxes in the quarter and six months ended October 31, 2005 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in 2005 or 2004. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At October 31, 2005, cash, cash equivalents and short-term investments were $95.7 million compared to $102.4 million at April 30, 2005. Restricted securities, used to secure future interest payments on our convertible debt were $7.3 million at October 31, 2005 compared to $9.1 million at April 30, 2005. At October 31, 2005, total short and long term debt was $237.4 million, compared to $267.8 million at April 30, 2005.
     Net cash provided by operating activities totaled $1.6 million in the six months ended October 31, 2005, compared to a use of $27.0 million of cash in the six months ended October 31, 2004. Cash provided by operating activities for the six months ended October 31, 2005 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in the six months ended October 31, 2005 included cash inflows of $10.3 million offset by outflows of $9.1 million. Cash inflows were primarily due to a $3.5 million decrease in other assets, a $2.2 million increase in accounts payable, a $1.4 million increase in deferred revenue, a $1.2 million decrease in deferred income taxes, a $1.1 million increase in other compensation, and an $800,000 increase in other accrued liabilities. The decrease in other assets was primarily due to the receipt of $3.3 million for payment of notes receivable and $3.7 million in payments from a subcontract manufacturer offset by investments of $2.1 million in our patent portfolio and additional shipments of $2.1 to a subcontract manufacturer. The $1.4 million increase in deferred revenue was associated with increased sales through distributor channels. The increases in accrued compensation and accounts payable were related to the timing of those payments. The $800,000 increase in other accrued liabilities is mainly due to accruals of $2.8 million related to our restructuring offset by a payment of $2.0 million made to New Focus under a royalty arrangement. Cash outflows were due to a $6.9 million increase in inventory, and a $2.2 million increase in accounts receivable. The use of cash in operating activities in the six months ended October 31, 2004 was primarily a result of operating losses of $43.3 million, and working capital uses of cash of $15.9 million, partially offset by $34.2 million of non-cash charges.
     Net cash provided in investing activities totaled $2.6 million in the six months ended October 31, 2005 compared to a use of $14.3 million of cash in the six months ended October 31, 2004. The use of cash for investing activities in the six months ended October 31, 2005 was primarily related to facility improvements and purchases of equipment at our AOC Division manufacturing facility in Texas as well as purchases of equipment for our facility in Malaysia to support increased production volume. The use of cash for investing activities in the six months ended October 31, 2004 consisted primarily of payments related to our purchase of the assets of Honeywell’s VCSEL Optical Products business unit of $5.7 million and payments related to our purchase of assets of Data Transit Corp. of $500,000. Net cash used also consisted of purchases of plant, property and equipment of $10.9 million.
     Net cash provided by financing activities was $63,000 in the six months ended October 31, 2005 compared to a use of $1.3 million of cash in the six months ended October 31, 2005. Cash provided by financing activities in six months ended October 31, 2005 included $373,000 from the exercise of stock options offset by payment of borrowings of $310,000. Cash used in financing activities in the six months ended October 31, 2004 consisted primarily of $2.0 million of payments on other long-term liabilities offset by proceeds of $286,000 from the exercise of employee stock options, net of repurchase of unvested shares, and by proceeds of $467,000 from payments received on stockholder notes receivables.
     On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. Costs related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all of our assets, including our intellectual property. The agreement requires us to maintain our primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. On October 20, 2005, we amended our agreement with Silicon Valley Bank to increase the letter of credit facility to $20 million. Costs related to the amended credit facility amendment consisted of a loan fee of 0.50% of the credit facility amount, or $100,000, plus the bank’s out of pocket expenses. This letter of credit facility will be available to us through October 26, 2006. At October 31, 2005 outstanding letters of credit secured by this facility totaled $3.0 million.
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
Contractual Obligations and Commercial Commitments
     At October 31, 2005, we had contractual obligations of $311.0 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,359	$1,359	$—	$—	$—
Long-term debt	250,250	—	100,250	150,000	—
Lease commitment under sale-leaseback agreement	49,989	2,995	6,193	6,475	34,326
Operating leases	7,996	4,275	2,097	1,574	50
Purchase obligations	1,390	1,390	—	—	—

Total contractual obligations	$310,984	$10,019	$108,540	$158,049	$34,376

     Short-term debt consists of a convertible promissory note in the principal amount of $1.0 million due in fiscal 2006, related to our fiscal 2005 acquisition of I-TECH and $359,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc.

     Long-term debt consists of two series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and $150.0 million due October 15, 2010. The two series of notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The two series of notes are redeemable by us, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of Finisar common stock, or a combination thereof. Annual interest payments on the convertible subordinated notes is approximately $9.0 annually.
     Lease commitment under sale-leaseback agreement includes $11.8 million related to the sale-leaseback agreement for our corporate office building, which we entered into in the fourth quarter of 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.4 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of October 31, 2005.
Off-Balance-Sheet Arrangements
     At October 31, 2005 and April 30, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Factors That Could Affect Our Future Performance
          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.
We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
          We incurred net losses of $114.1 million, $113.8 million and $619.8 million in our fiscal years ended April 30, 2005, 2004 and 2003, respectively and $15.8 million and $34.9 million in the three and six months ended October 31, 2005, respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability.
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
We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
          We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250.3 million at October 31, 2005. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.
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
We are subject to a number of special risks as a result of our recent acquisition of the fiber optics transceiver business of Infineon Technologies AG
          On January 31, 2005, we acquired certain assets associated with the design, development and manufacture of the optical transceiver and transponder products of Infineon’s fiber optics business unit in exchange for 34,000,000 shares of Finisar common stock. Our future results of operation have been and will continue to be substantially influenced by the operations of the new business, and we continue to be subject to a number of risks and uncertainties related to the acquisition, including the following:
•	The integration of the former Infineon transceiver and transponder products and technology with our products and technology and the transition of the manufacturing operations for such products to our facilities have been and continue to be complex, time-consuming and expensive. The execution of these activities could potentially disrupt our ongoing business operations and distract management from day-to-day operational matters, as well as other strategic opportunities, and could strain our financial and managerial controls and reporting systems and procedures. In addition, unanticipated costs could arise during the integration of the products and technology and the transition of manufacturing operations to our facilities. If we are unable to successfully integrate the former Infineon products and technology with our products and technology, or if actual integration and transition costs are significantly greater than currently anticipated, we may not achieve the anticipated benefits of the acquisition and our revenues and operating results could be adversely affected.

•	We will be dependent on Infineon to supply us with finished goods for a transition period of up to one year while we transfer manufacturing operations to our own facilities. Infineon’s failure to supply us with high quality products in a timely manner could adversely affect our operating results and our ability to retain the former customers of Infineon. In addition, we expect to realize lower gross profit margins on the sale of products supplied by Infineon than on the sale of products we manufacture until such time as those products are manufactured by us.

•	We plan to transition the manufacture of the former Infineon transceiver and transponder products from Infineon’s production facilities to our facilities over a period of time. Some of the former Infineon customers may be unwilling to purchase products manufactured at our facilities without subjecting the products to new qualification testing procedures, and some customers may be unwilling to undertake these procedures and may elect to buy products from other suppliers. Delays in or losses of sales due to these requalification issues could result in lower revenues which could adversely affect our future operating results.

•	Some of the existing customers for the Infineon products may decide for other reasons to purchase similar products from other competitors. The loss of one or more significant customers of the former Infineon business could result in lower revenues which would adversely affect our future operating results.

•	Immediately prior to the acquisition, Infineon was engaged in a number of ongoing research and development projects related to its transceiver products and related technologies. We may not be able to successfully complete some or all of these projects, and our inability to do so could prevent us from achieving some of the strategic objectives and other anticipated potential benefits of the acquisition, and could have a material adverse effect on our revenues and operating results.

•	As a result of the acquisition, Finisar has become a substantiality larger organization, and if our management is unable to effectively manage the combined business, our operating results will suffer.
Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results
          Since October 2000, we have completed the acquisition of eight privately-held companies, including our recent acquisitions of I-TECH CORP. in April 2005 and InterSAN, Inc. in May 2005, and certain businesses and assets from six other companies, including our recently completed acquisitions of certain assets related to the transceiver and transponder business of the fiber optics business unit of Infineon. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 10 of our 14 acquisitions, we issued stock as all or a portion of the consideration. We will issue additional shares upon conversion of the promissory notes issued as consideration for the acquisitions of Data Transit and I-TECH. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.
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
We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
          A small number of customers have accounted for a significant portion of our revenues. For example, sales to our top five customers represented 47.0% and 47.6% of our revenues in the three months and six months ended October 31, 2005, respectively. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
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

We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks
          In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in China and Singapore and also rely on two contract manufacturers located outside of the United States. We are also relying on Infineon to manufacture transceiver and transponder products for us until we are able to transfer manufacturing operations to our own production facilities. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
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
We have made and may continue to make strategic investments which may not be successful and may result in the loss of all or part of our invested capital
          Through October 2005, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During the first quarter of fiscal 2006 we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. During the three and six months ended October 31, 2005 we recognized $516,000 and $1.0 million, respectively, of losses related to another investment accounted for under the equity method. We may be required to write off all or a portion of the $16.2 million in such investments remaining on our balance sheet as of October 31, 2005 in future periods and to recognize additional losses related to certain of our investments.
We are subject to pending legal proceedings
          A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, our motion to dismiss the complaint was denied. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
We have identified material weaknesses in our internal control over financial reporting which could lead to errors in our financial statements
          As discussed in Item 4. Controls and Procedures, we have identified several material weaknesses in our internal control over financial reporting. Although steps have been taken and are continuing to be taken to remediate these deficiencies, there can be no assurance that these remediation steps will be successful or that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses. Although management determined that the material weaknesses did not affect the financial results reported in our consolidated financial statements as of, and for the year ended, April 30, 2005, there can be no assurance that unremediated weaknesses in our internal control over financial reporting will not result in errors that are material to the financial results reported in our consolidated financial statements for future periods.
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
Our failure to protect our intellectual property may significantly harm our business
          Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents, and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. In connection with the pending litigation, substantial management time has been, and will continue to be, expended. In addition, we have incurred, and we expect to continue to incur, substantial legal expenses in connection with these pending lawsuits. These costs and this diversion of resources could significantly harm our business.

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
Our business and future operating results may be adversely affected by events outside our control
          Our business and operating results are vulnerable to events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and overseas. Our corporate headquarters and a portion of our manufacturing operations are located in California. California in particular has been vulnerable to natural disasters, such as earthquakes, fires and floods, and other risks which at times have disrupted the local economy and posed physical risks to our property. We are also dependent on communications links with our overseas manufacturing locations and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur, nor can we be certain that the insurance we maintain against these events would be adequate.
Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, and VantagePoint Venture Partners has recently acquired a large block of our common stock, that has resulted in a substantial concentration of control and could have the effect of delaying or preventing a change in our control
          As of October 31, 2005, our executive officers and directors and certain entities affiliated with them beneficially owned approximately 34.4 million shares of our common stock, or approximately 11.6% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, certain funds managed by VantagePoint Venture Partners, of which David C. Fries, a director of the Company, is a managing director hold approximately 11.5% of our outstanding common stock. Accordingly, if VantagePoint Venture Partners continues to hold its shares, it may also be able to influence the outcome of matters requiring stockholder approval, and VantagePoint Venture Partners, our executive officers, directors and entities affiliated with them, voting together, may be able to effectively control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.
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
          We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $517,000 and $1,039,000 in the three and six months ended October 31, 2005 and $432,000 and $793,000 in the three and six months ended October 31, 2004 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2005.
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
          We have been, and intend to continue, planning and implementing increases in staffing levels and changes in our policies, processes and procedures to address these weaknesses and improve our internal control over financial reporting. In the 2005 Form 10-K, we identified various remediation efforts that we had undertaken and that we expect to continue throughout fiscal 2006. During the first two quarters of fiscal 2006, management made substantial progress in the execution of the remediation plan identified in the 2005 Form 10-K. Among other things, we took the following actions:

•	In the first quarter, we hired additional personnel, including a Director of Internal Audit and an SEC reporting manager, to strengthen our accounting and financial reporting organizations;

•	In the first quarter, we engaged Deloitte & Touche LLP to provide consulting services in support of our tax accounting and reporting functions, and hired a Director of Taxation;

•	we reconciled our accounts related to all inventory on consignment at customer locations, which totaled $1.2 million as of October 31, 2005, and, in the first quarter, we adopted additional procedures to verify such inventory, including periodic physical inventories; and

•	our accounting management reviewed all revenue transactions of our Network Test and Monitoring Division recorded during both quarters to assure that revenue was properly recognized.
          Aside from ongoing steps taken to implement the remediation plan, there was no change in our internal control over financial reporting during the quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
          On April 4, 2005, the Company filed an action in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 which relates to technology used in information transmission systems to provide access to a large database. Our complaint alleges that DirecTV willfully infringes our patent by making, using, selling, offering to sell and/or importing systems and/or methods related to the transmission of electronic programming guides via satellite broadcast that embody one or more of the claims of our patent. The complaint seeks monetary damages as well as an injunction against future infringement. On May 13, 2005, DirecTV answered the complaint and filed a counterclaim that seeks a declaration of non-infringement, patent invalidity and patent unenforceability. On October 17, 2005, the parties filed a joint claim construction statement, the hearing on which is scheduled to be held on January 25, 2006. The trial is scheduled for June 6, 2006.
          On September 6, 2005, the Company filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleges that Agilent willfully infringes the Company’s U.S. Patents No. 5,019,769 and No. 6,941,077, relating to our digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint seeks damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. The Company also seeks to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, the Company filed an amended complaint adding allegations of infringement of our U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to our digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. Agilent filed counterclaims against the Company seeking a declaration that our patents are not infringed and are invalid.
          On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued the Company in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleges that the Company violated federal antitrust laws, the Lanham Act and committed defamation per se by, among other things, disparaging Plaintiff’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint seeks damages in the amount of $5 million. The Company intends to vigorously defend itself, and intends to file a motion to dismiss the amended complaint in its entirety. The federal action is based largely on facts similar to those alleged by Epoch in a pending action against the Company filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleges interference with contract and unfair business practices and seeks damages of approximately $5 million. The state court complaint alleges, among other things, that the Company interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on the Company’s products. On April 5, 2005, the Company filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. Trial in the state action has been set for February 25, 2006. We believe that Epoch’s lawsuits are without merit, and we intend to defend the lawsuits and pursue our cross-complaint vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict the outcome of these lawsuits. An adverse outcome could require us to pay substantial monetary damages which could harm our business.

Item 4. Submission of Matters to a Vote of Security Holders.
          At the annual meeting of our stockholders held on October 14, 2005, the following matters were considered and voted upon:
               (a) Jerry S. Rawls and Dominique Trempont were elected as Class III directors to serve on our Board of Directors for a three-year term expiring at the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
Jerry S. Rawls	270,894,920	1,794,360

Dominique Trempont	270,937,241	1,752,039
          In addition to Messrs. Rawls and Trempont, as of the date of the meeting the following directors each had a term of office that continued after the meeting: David C. Fries, Roger C. Ferguson, Frank H. Levinson, Larry D. Mitchell, and Robert N. Stephens.
          (b) A proposal to amend and restate our 1999 Stock Option Plan was approved by a vote of 95,491,246 shares for, 52,079,652 shares against, and 345,072 shares abstaining, with 124,773,316 broker non-votes.
          (c) The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending April 30, 2006 was approved and ratified by a vote of 271,845,184 shares for, 560,695 shares against, and 283,401 shares abstaining.

Item 6. Exhibits
     The following exhibits are filed herewith:
10.33	Resignation Agreement by and between Finisar Corporation and Kevin Cornell, effective as of August 4, 2005 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed August 8, 2005)

10.34	Finisar Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 19, 2005)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: December 9, 2005

EXHIBIT INDEX

Exhibit
Number	Description
10.33	Resignation Agreement by and between Finisar Corporation and Kevin Cornell, effective as of August 4, 2005 (incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed August 8, 2005)

10.34	Finisar Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 19, 2005)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002