Form 10-Q
period 2006-01-31
FINISAR CORP
filed 2006-03-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2006
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
408-548-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At February 28, 2006, there were 299,131,824 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2006	April 30, 2005
	(In thousands, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,228	$29,431
Short-term investments	62,090	72,931
Restricted investments, short-term	3,728	3,717
Accounts receivable, net of allowance for doubtful accounts of $1,945 and $1,379 at January 31, 2006 and April 30, 2005	48,244	42,443
Accounts receivable, other	6,842	11,371
Inventories	48,039	33,933
Prepaid expenses	4,850	3,470

Total current assets	228,021	197,296
Property, plant and improvements, net	79,582	87,264
Restricted investments, long-term	3,634	5,393
Purchased technology, net	17,558	33,046
Other purchased intangible assets, net	4,556	4,424
Goodwill	132,484	119,690
Minority investments	15,696	21,366
Other assets	16,990	18,109

Total assets	$498,521	$486,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,618	$30,430
Accrued compensation	7,252	4,500
Other accrued liabilities	17,292	14,073
Deferred revenue	5,433	3,519
Current portion of other long-term liabilities and debt	2,229	2,242
Convertible notes	843	15,811
Non-cancelable purchase obligations	1,390	6,449

Total current liabilities	72,057	77,024
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $13,123 and $16,501 at January 31, 2006 and April 30, 2005	237,127	250,019
Other long-term liabilities and debt	23,220	13,623
Deferred income taxes	3,483	1,632

Total long-term liabilities	263,830	265,274
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 31, 2006 and April 30, 2005	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 298,887,721 shares issued and outstanding at January 31, 2006 and 258,931,278 shares issued and outstanding at April 30, 2005	299	259
Additional paid-in capital	1,359,953	1,314,960
Accumulated other comprehensive income	297	381
Accumulated deficit	(1,197,915)	(1,171,310)

Total stockholders’ equity	162,634	144,290

Total liabilities and stockholders’ equity	$498,521	$486,588

See accompanying notes

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues:
Optical subsystems and components	$84,199	$63,417	$234,018	$177,079
Network test and monitoring systems	9,336	9,665	27,871	28,885

Total revenues	93,535	73,082	261,889	205,964
Cost of revenues	61,331	51,018	181,820	146,221
Impairment of acquired developed technology	—	—	853	3,656
Amortization of acquired developed technology	4,003	5,376	15,078	17,027

Gross profit	28,201	16,688	64,138	39,060

Operating expenses:
Research and development	11,525	14,535	38,687	47,653
Sales and marketing	8,119	7,179	23,991	21,900
General and administrative	6,644	5,476	21,421	15,153
Amortization of deferred stock compensation	—	21	—	142
Amortization of purchased intangibles	453	170	1,382	483
Restructuring costs	—	—	3,064	—
Impairment of assets	—	18,798	—	18,798
Acquired in-process research and development	—	—	—	318

Total operating expenses	26,741	46,179	88,545	104,447
Income (loss) from operations	1,460	(29,491)	(24,407)	(65,387)
Interest income	858	561	2,406	1,713
Interest expense	(3,838)	(3,872)	(11,755)	(10,787)
Other income (expense), net	10,498	(158)	9,077	(1,754)

Income (loss) before income taxes	8,978	(32,960)	(24,679)	(76,215)
Provision for income taxes	675	—	1,926	57

Net income (loss)	$8,303	$(32,960)	$(26,605)	$(76,272)

Net income (loss) per share — basic	$0.03	$(0.15)	$(0.09)	$(0.34)

Net income (loss) per share — diluted	$0.03	$(0.15)	$(0.09)	$(0.34)

Shares used in computing net income (loss) per share — basic	297,265	224,170	286,434	223,491
Shares used in computing net income (loss) per share — diluted	307,681	224,170	286,434	223,491
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	January 31,
	2006	2005
	(Unaudited, in thousands)
Operating activities
Net loss	$(26,605)	$(76,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,020	21,407
Amortization of deferred stock compensation	—	142
Acquired in process research and development	—	318
Amortization of beneficial conversion feature of convertible notes	3,379	3,199
Amortization of purchased technology and other purchased intangibles	1,382	483
Amortization of acquired developed technology	15,078	17,027
Amortization of discount on restricted securities	(127)	(197)
Loss (gain) on sale or retirement of equipment	(22)	1,460
Gain on sale of minority investment	(10,967)	—
Share of losses of equity investee	1,515	1,223
Impairment of intangible assets	853	3,656
Impairment of assets	—	18,798
Non employee option expense	—	16
Changes in operating assets and liabilities:
Accounts receivable	(5,538)	(4,647)
Inventories	(13,792)	(1,450)
Other assets	(2,946)	(4,442)
Deferred income taxes	1,851	—
Accounts payable	6,934	(10,066)
Accrued compensation	2,681	559
Other accrued liabilities	3,860	3,961
Deferred revenue	1,888	—

Net cash provided by (used in) operating activities	5,444	(24,825)

Investing activities
Purchases of property, equipment and improvements	(14,694)	(15,483)
Proceeds from sale of property and equipment	735	743
Proceeds from sale of minority investment	10,967	—
Sale (purchase) of short term investments	10,740	(3,300)
Maturity of restricted securities	1,875	5,156
Purchase of minority investment	—	(1,000)
Acquisition of subsidiaries, net of cash assumed	(1,213)	—
Acquisition of product line assets	(1,918)	(6,168)

Net cash provided by (used in) investing activities	6,492	(20,052)

Financing activities
Proceeds from the issuance of a note	9,897	—
Repayments of liability related to sale leaseback of building	(174)	—
Repayments of borrowings under notes	(426)	—
Repayments of borrowings under convertible notes	—	(1,000)
Payment received on stockholder notes receivable	—	467
Proceeds from exercise of stock options and employee stock purchase plan	3,564	1,291

Net cash provided by financing activities	12,861	758

Net increase (decrease) in cash and cash equivalents	24,797	(44,119)
Cash and cash equivalents at beginning of period	29,431	69,872

Cash and cash equivalents at end of period	$54,228	$25,753

Supplemental disclosure of cash flow information
Cash paid for interest	$4,728	$4,538
Cash paid for taxes	$(4)	$174

Supplemental schedule of non cash investing and financing activities
Issuance of common stock upon conversion of promissory notes	$32,653	$—

Issuance of common stock in connection with acquisitions	$8,815	$—

Issuance of common stock on achievement of milestones	$—	$256

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
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number is (408) 548-1000.
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of January 31, 2006, and for the three and nine month periods ended January 31, 2006 and 2005, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 31, 2006 and its operating results and cash flows for the three and nine month periods ended January 31, 2006 and 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2005.
Fiscal Periods
     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of comparison, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The third quarter of fiscal 2006 ended on January 29, 2006. The third quarter of fiscal 2005 ended on January 30, 2005.
Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These changes had no impact on previously reported net income or retained earnings.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 37.9% and 39.3% of total accounts receivable at January 31, 2006 and April 30, 2005, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three and nine months ended January 31, 2006, sales to the top five optical subsystems and components customers represented 42.5% and 45.2% of total revenues, respectively. During the three and nine months ended January 31, 2005, sales to the top five optical subsystems and components customers represented 48.9% and 46.9% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $50,000 and $243,000 in the three and nine months ended January 31, 2006, respectively, and $135,000 and $514,000 in the three and nine months ended January 31, 2005, respectively.
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
Investments
Short-Term
     Short-term investments consist of interest bearing securities with maturities of greater than three months from the date of purchase. Pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its short-term investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost, that is deemed other than temporary, is charged to earnings, resulting in the establishment of a new cost basis for the security.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of January 31, 2006 and April 30, 2005, the fair value of the Company’s convertible subordinated debt was approximately $239.7 million and $206.6 million, respectively.
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
     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock benefits, including shares issued under the Company’s stock option plans and Employee Stock Purchase Plan (collectively “options”). For purposes of these pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods and the amortization of deferred compensation has been added back. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income (loss):
As reported	$8,303	$(32,960)	$(26,605)	$(76,272)
Add: Stock-based employee compensation reported in net income (loss)	—	21	—	142
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(2,701)	(5,248)	(7,185)	(16,085)

Net income (loss) — pro forma	$5,602	$(38,187)	$(33,790)	$(92,215)

Basic net income (loss) per share — as reported	$0.03	$(0.15)	$(0.09)	$(0.34)
Diluted net income (loss) per share — as reported	$0.03	$(0.15)	$(0.09)	$(0.34)

Basic net income (loss) per share — pro forma	$0.02	$(0.17)	$(0.12)	$(0.41)
Diluted net income (loss) per share — pro forma	$0.02	$(0.17)	$(0.12)	$(0.41)
     The fair value of the Company’s stock option grants are determined using the Black-Scholes valuation model based on the actual stock closing price on the day previous to the date of grant. These option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because Finisar’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.
     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first, second and third quarters of fiscal 2006: for stock option grants the Company used risk-free interest rates of 4.12%, 4.42%, and 4.46% respectively; a dividend yield of 0% for each period; a volatility factor of 1.10, 1.08, and 1.07, respectively; and a weighted-average expected life of the option of 3.6, 3.7, and 3.8 years, respectively. For the employee stock purchase plan the Company used a risk-free interest rate of 4.0%, 4.0%, 4.35%; a dividend yield of 0%; a volatility factor of .70,.70, and .65; and a weighted-average expected life of the option of 0.5 years for the first, second, and third quarters of fiscal 2006, respectively.
     The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for the first, second and third quarters of fiscal 2005: for stock option grants the Company used risk-free interest rates of 3.7%, 3.71%, and 3.69%, respectively; a dividend yield of 0% for each period; a volatility factor of 1.19, 1.17, and 1.14, respectively; and a weighted-average expected life of the option of 3.9, 3.85, and 3.84 years, respectively. For the employee purchase plan, the Company used a risk-free interest rate of 2.85%, a dividend yield of 0%, a volatility factor of 0.99, and a weighted-average expected life of the option of 0.46 years for the first quarter of fiscal 2005. There was no employee purchase plan activity in the second and third quarters of fiscal 2005.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of the Company’s common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.
     Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The adoption alternatives are the “modified retrospective” and the “modified prospective” methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The modified retrospective method requires that compensation expense for all unvested stock options and restricted stock begin with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company expects to adopt SFAS 123R under the modified prospective method. The Company is evaluating the requirements of SFAS 123R and has not yet determined the effect of adopting SFAS 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, although the Company expects that the adoption of SFAS 123R will result in significant stock-based compensation expense.
Net Income ( Loss) Per Share
     Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.
     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$8,303	$(32,960)	$(26,605)	$(76,272)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding — total	297,269	224,170	286,438	223,576
Weighted-average shares outstanding — subject to repurchase	(4)	—	(4)	(85)

Weighted-average shares outstanding — basic	297,265	224,170	286,434	223,491

Effect of dilutive securities:
Weighted-average shares outstanding — subject to repurchase	4	—	—	—
Weighted-average shares outstanding — employee stock options	9,772	—	—	—
Weighted-average shares outstanding — outstanding warrants	322	—	—	—
Weighted-average shares outstanding — convertible notes	318	—	—	—

Weighted-average shares outstanding — diluted	307,681	224,170	286,434	223,491

Basic net income (loss) per share	$0.03	$(0.15)	$(0.09)	$(0.34)

Diluted net income (loss) per share	$0.03	$(0.15)	$(0.09)	$(0.34)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	—	8,760	3,630	5,480
Stock subject to repurchase	—	—	4	85
Conversion of convertible subordinated notes	58,647	58,647	58,647	58,647
Conversion of convertible notes	—	—	318	—
Warrants assumed in acquisition	40	942	681	942

Potentially dilutive securities	58,687	68,349	63,280	65,154

Comprehensive Income
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three and nine months ended January 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Net income (loss)	$8,303	$(32,960)	$(26,605)	$(76,272)
Foreign currency translation adjustment	24	(124)	19	(65)
Change in unrealized loss on securities, net of reclassification adjustments for realized loss	89	(272)	(103)	(364)

Comprehensive income (loss)	$8,416	$(33,356)	$(26,689)	$(76,701)

     The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	January 31, 2006	April 30, 2005
Net unrealized loss on available-for-sale securities	$(599)	$(496)
Cumulative translation adjustment	896	877

Accumulated other comprehensive income	$297	$381

Pending Adoption of New Accounting Standards
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP 115-1 on February 1, 2006 will have a material impact on its financial statements.
     On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of Statement 154 will have a material impact on its financial statements.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN 47 will have a material impact on its financial statements.
2. Acquisition of Big Bear Networks, Inc.
     On November 15, 2005, the Company completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expanded the Company’s product offering and customer base for optical transponders and its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in the optical subsystems and components segment of the Company’s consolidated financial statements for the quarter ended January 31, 2006.
     The following is a summary of the initial purchase price allocation for this acquisition (in thousands):

Accounts			Total
receivable	Inventories	Equipment	consideration
$38	$534	$1,346	$1,918

3. Acquisition of InterSAN, Inc.
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
     The following is a summary of the consideration paid for this acquisition (in thousands, except shares):

Stock		Cash including	Total
Value	Shares	acquisition costs	Consideration
$8,815	7,132,229	$1,213	$10,028

     The following is a summary of the initial purchase price allocation for this acquisition (in thousands):

Net Tangible	Developed	Customer		Total
Assets	Technology	Related	Goodwill	Consideration
$(4)	$429	$1,529	$8,074	$10,028

     The weighted average amortization period for the intangible assets acquired are as follows (in years):

Developed	Customer
Technology	Related	Total
3.0	2.9	3.0

4. Convertible Note Related to Acquisition of Assets from Data Transit Corp.
     On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The principal balance of the note had an interest rate of 8% per annum and was due and payable, if not earlier converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provided for automatic conversion of the outstanding principal and interest into shares of Finisar common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price was the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest to be converted on each conversion date was based on the average trading volume of our common stock over the preceding 14 days.

     During the quarter ended July 31, 2005, the Company issued 5,144,609 shares of common stock upon the conversion of $4.2 million of principal and $1.1 million of interest related to this convertible promissory note. During the quarter ended October 31, 2005, the Company issued 9,938,256 shares of common stock upon the conversion of $12.1 million of principal and $191,000 of interest related to this convertible promissory note. As of October 31, 2005, all of the principal and interest on this note had been converted into shares of common stock.
5. Convertible Note Related to Acquisition of I-TECH Corp.
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
     During the quarter ended July 31, 2005, the Company issued 9,834,541 shares of common stock upon the conversion of $11.1 million of principal and $65,000 of interest related to one of these convertible promissory notes resulting in the complete conversion of the note. During the quarter ended January 31, 2006, the Company issued 99,860 shares of common stock upon the conversion of $157,000 of principal and $22,000 of interest related to the remaining promissory note. As of January 31, 2006, $843,000 of principal remains outstanding on the remaining note.
6. Convertible Note Related to Acquisition of Minority Investment in CyOptics, Inc.
     On April 29, 2005, the Company entered into a Series F Preferred Stock Purchase Agreement (the “SPA”) with CyOptics, Inc. Pursuant to the SPA, the Company issued a convertible promissory note in the principal amount of approximately $3.8 million and an interest rate of 3.35% per annum as consideration for the purchase of 24,298,580 shares of CyOptics Series F Preferred Stock.
     The terms of the note provided for four weekly conversions of equal portions of the outstanding principal of the note into shares of Finisar common stock, commencing on June 14, 2005. The number of shares to be issued upon each conversion was determined by dividing the amount converted by the average closing bid price of Finisar common stock for either (i) the four trading days immediately prior to the conversion, or (ii) the trading day prior to the conversion, as selected by the holder of the note.
     During the quarter ended July 31, 2005, the Company issued 3,594,607 shares of common stock upon the conversion of the full $3.8 million of principal and $19,000 of interest related to this convertible promissory note. As of July 31, 2005 the entire principal balance had been repaid.
7. Loans Related to Acquisition of Assets from New Focus, Inc.
     In partial consideration for the purchase of certain assets of New Focus, Inc. for a total purchase price of $12.1 million in May 2002, the Company delivered to New Focus a non-interest bearing convertible promissory note in the principal amount of $6.75 million. On August 9, 2002, the note was converted into 4,027,446 shares of Finisar common stock. The Company made cash payments of $1.4 million in August 2003, $2.0 million in September 2004, and $2.0 million in August 2005 to pay down minimum commitments to New Focus under a royalty arrangement entered into in connection with the acquisition. As of October 31, 2005, the entire commitment under this royalty arrangement had been paid. Because such payments were not fixed in time, they were not discounted as otherwise required under APB Opinion No. 21.
8. Letter of Credit Reimbursement Agreement
     On April 29, 2005, the Company entered into a letter of credit reimbursement agreement with a bank for a period of one year. Under the terms of the agreement, the Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by them and any other letters of credit that may be required by the Company. Costs related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The agreement requires the Company to maintain its primary banking and cash management relationships with the bank or one of the bank’s subsidiaries and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. On October 20, 2005, the Company amended this letter of credit reimbursement agreement with its bank to increase the letter of credit facility to $20 million. Costs related to the credit facility amendment consisted of a loan fee of 0.50% of the credit facility amount, or $100,000, plus the bank’s out of pocket expenses associated with the amended credit facility. This amended letter of credit facility will be available to the Company through October 26, 2006. At January 31, 2006 outstanding letters of credit secured by this facility totaled $12.8 million.
9. Installment Loan
     In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. The Company’s bank issued an irrevocable transferable standby letter of credit in the amount of $9.9 million for the benefit of the lender under the letter of credit facility described in note 8. At January 31, 2006, the remaining principal balance outstanding under this note was $9.8 million.
10. Convertible Debt
     Convertible Subordinated Notes due 2008
     On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1/4% per year on the principal amount, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The notes may be redeemed by the Company for a cash payment of 102.25% of the principal amount on or after October 15, 2005, 101.50% of the principal amount on or after October 15, 2006 and 100.75% of the principal amount on or after October 15, 2007, together with accrued and unpaid interest.
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
     Unamortized debt issuance costs associated with these notes for the nine months ended January 31, 2006 and 2005, were $1.5 million and $1.9 million, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Amortization of prepaid loan costs for the nine months ended January 31, 2006 and 2005 were $407,000 and $407,000, respectively.
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

     At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At January 31, 2006, approximately $7.4 million of U.S. government securities remained pledged as security for the note holders.
     The notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time on or after October 15, 2007 up to, but not including, the maturity date if the closing price of the Company’s common stock exceeds $5.56 per share for at least 20 trading days within a period of 30 consecutive trading days.
     Upon a change in control of the Company, or on October 15, 2007, each holder of the notes may require the Company to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The Company may, at its option, pay all or a portion of the repurchase price in shares of the Company’s common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the repurchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.
     The notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for DTC and registered in the name of Cede & Co., DTC’s nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.
     The Company agreed to use its best efforts to file a shelf registration statement covering the notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued notes in the offering (or such earlier date when the holders of the notes and the common stock issuable upon conversion of the notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the notes or the underlying common stock. A registration statement covering the notes and the common stock issuable upon conversion thereof was declared effective in February 2004. In November 2005, the Company de-registered all of the shares under this shelf registration.
     Unamortized debt issuance costs associated with these notes were $3.3 million and $3.8 million at January 31, 2006 and April 30, 2005, respectively. Amortization of prepaid loan costs is classified as other income (expense), net on the consolidated statement of operations. Amortization of prepaid loan costs related to these notes for the nine months ended January 31, 2006 and 2005 were $527,000 and $531,000, respectively.
11. Inventories
     Inventories consist of the following (in thousands):

	January 31, 2006	April 30, 2005
Raw materials	$17,009	$12,657
Work-in-process	16,503	10,720
Finished goods	14,527	10,556

Total inventory	$48,039	$33,933

     During the three and nine months ended January 31, 2006, the Company recorded charges of $5.4 million and $6.5 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $500,000 and $3.2 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and nine months ended January 31, 2005, the Company recorded charges of $2.2 million and $10.0 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $2.7 million and $7.5 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

Additionally, the Company recorded a benefit of $2.7 million for a reduction in our reserve for non-cancellable purchase orders in the nine months ended January 31, 2005.
12. Property, Plant, Equipment and Improvements
     Property, equipment and improvements consist of the following (in thousands):

	January 31, 2006	April 30, 2005

Land	$9,747	$9,747
Building	10,582	10,593
Computer equipment	33,451	31,674
Office equipment, furniture and fixtures	3,187	3,209
Machinery and equipment	115,268	108,899
Leasehold improvements	6,762	7,786
Contruction-in-process	4,441	3,341

Total	183,438	175,249
Accumulated depreciation and amortization	(103,856)	(87,985)

Property, equipment and improvements (net)	$79,582	$87,264

13. Income Taxes
     The Company recorded a provision for income taxes of $675,000 and $1,926,000 for the three and nine months, respectively, ended January 31, 2006 compared to $0 and $57,000 for the three and nine months, respectively, ended January 31, 2005. The provision in fiscal 2006 resulted primarily from a deferred tax liability that was established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, state minimum taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business operations. The provision for income taxes in fiscal 2005 primarily consisted of state minimum taxes.
     Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets as of January 31, 2006 have been fully offset by a valuation allowance. The Company does not expect to record any tax benefit for future operating losses that may be sustained in fiscal 2006.
     A portion of the valuation allowance at January 31, 2006 related to stock option deductions that are not currently realizable and will be credited to paid-in capital if and when realized. The remaining portion of the valuation allowance, when realized, will first reduce unamortized goodwill, then other non-current intangible assets of acquired subsidiaries and then income tax expense. There can be no assurance that deferred tax assets subject to the valuation allowance will be realized.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
14. Purchased Intangible Assets Including Goodwill
     During the first nine months of fiscal 2006, the Company recorded $4.3 million of additional goodwill in the optical subsystems and components reporting unit. The addition was primarily due to a reassessment of the allocation of the purchase price of assets related to the acquisition of the transceiver and transponder business of Infineon Technologies AG which was completed in January 2005. The reassessment reduced the allocation to a minority investment by $4.2 million. The Company also recorded additional payments of $184,000 associated with the Infineon acquisition. The Company recorded additional goodwill of $8.5 million in the network test and monitoring systems reporting unit. The addition was due to $8.1 million recorded in connection with the acquisition of InterSAN, additional payments of $112,000 for the I-TECH acquisition and $59,000 for the Data Transit acquisition, and an adjustment related to I-TECH inventory of $225,000.
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

     The following table reflects the changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total
Balance at April 30, 2005	$88,422	$31,268	$119,690
Addition related to acquisition of subsidiary	4,323	8,471	12,794

Balance at January 31, 2006	$92,745	$39,739	$132,484

     The following table reflects intangible assets subject to amortization as of January 31, 2006 and April 30, 2005 (in thousands):

	January 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($84,908)	$17,558
Trade name	3,625	(2,975)	650
Customer relationships	5,243	(1,337)	3,906

Total	$111,334	($89,220)	$22,114

	April 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$105,831	($72,785)	$33,046
Trade name	3,625	(2,465)	1,160
Customer relationships	3,714	(450)	3,264

Total	$113,170	($75,700)	$37,470

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2006 remaining	$2,958
2007	7,105
2008	5,851
2009	3,264
2010 and beyond	2,936

$22,114

15. Available-For-Sale Investments
     The following is a summary of the Company’s available-for-sale investments as of January 31, 2006 and April 30, 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of January 31, 2006
Debt:
Corporate	$48,662	$1	$(406)	$48,257
Government agency	24,544	2	(190)	24,356
Municipal	300	—	(6)	294

Total	$73,506	$3	$(602)	$72,907

Reported as:
Cash equivalents	$10,818	$—	$(1)	$10,817
Short-term investments	62,688	3	(601)	62,090

	$73,506	$3	$(602)	$72,907

As of April 30, 2005
Debt:
Corporate	$47,546	$4	$(258)	$47,292
Government agency	32,298	1	(243)	32,056
Municipal	349	—	—	349

Total	$80,193	$5	$(501)	$79,697

Reported as:
Cash equivalents	$6,767	$—	$(1)	$6,766
Short-term investments	73,426	5	(500)	72,931

	$80,193	$5	$(501)	$79,697

     The gross realized losses for the three and nine months ended January 31, 2006 were ($2,000) and ($18,000), respectively. The gross realized gains (losses) for the three and nine months ended January 31, 2005 were ($13,000) and $15,000, respectively. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of its outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of January 31, 2006 and April 30, 2005 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of January 31, 2006
Government agency	$7,362	$(121)	$7,241

Classified as:
Short term — less than 1 year	$3,728	$(25)	$3,703
Long term — 1 to 3 years	3,634	(96)	3,538

Total	$7,362	$(121)	$7,241

As of April 30, 2005
Government agency	$9,110	$(143)	$8,967

Classified as:
Short term — less than 1 year	$3,717	$(30)	$3,687
Long term — 1 to 3 years	5,393	(113)	5,280

Total	$9,110	$(143)	$8,967

Cost Method Investments
     Included in minority investments at January 31, 2006 and April 30, 2005 are cost method investments of $11.3 million and $15.4 million, respectively. Minority investments at April 30, 2005 represents the carrying value of the Company’s minority investments in three privately held companies accounted for under the cost method. During the quarter ended July 31, 2005, the Company re-assessed the value assigned to a minority investment acquired on January 31, 2005 as part of the Infineon acquisition and determined the value of the investment should have been zero. As a result, the Company reclassified the purchase price originally allocated to the investment to goodwill.
Equity Method Investment
     Included in minority investments at January 31, 2006 and April 30, 2005 are $4.4 million and $6.0 million, respectively, representing the carrying value of the Company’s minority investment in one private company, Quintessence Photonics, accounted for under the equity method. During the three and nine months ended January 31, 2006, the Company recorded expenses of $477,000 and $1,516,000 respectively, representing the Company’s share of the loss of the investee, which was classified as other expense. During the three and nine months ended January 31, 2005, the Company recorded expenses of $430,000 and $1,223,000, respectively, for its share of the loss of the investee.
16. Segments and Geographic Information
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues:
Optical subsystems and components	$84,199	$63,417	$234,018	$177,079
Network test and monitoring systems	9,336	9,665	27,871	28,885

Total revenues	$93,535	$73,082	$261,889	$205,964

Depreciation and amortization expense:
Optical subsystems and components	$6,721	$6,554	$24,784	$20,715
Network test and monitoring systems	341	270	1,236	692

Total depreciation and amortization expense	$7,062	$6,824	$26,020	$21,407

Operating income (loss):
Optical subsystems and components	$3,654	$(4,199)	$(2,790)	$(22,569)
Network test and monitoring systems	2,262	(927)	(1,240)	(2,394)

Total operating income (loss)	5,916	(5,126)	(4,030)	(24,963)

Unallocated amounts:
Amortization of acquired developed technology	(4,003)	(5,376)	(15,078)	(17,027)
Amortization of deferred stock compensation	—	(21)	—	(142)
In-process research and development	—	—	—	(318)
Amortization of purchased intangibles	(453)	(170)	(1,382)	(483)
Impairment of assets	—	(18,798)	—	(18,798)
Impairment of acquired developed technology	—	—	(853)	(3,656)
Restructuring costs	—	—	(3,064)	—
Other acquisition costs	—	—	—	—
Interest income (expense), net	(2,980)	(3,311)	(9,349)	(9,074)
Other non-operating income (expense), net	10,498	(158)	9,077	(1,754)

Total unallocated amounts	3,062	(27,834)	(20,649)	(51,252)

Income (loss) before income taxes and cumulative effect of an accounting change	$8,978	$(32,960)	$(24,679)	$(76,215)

     The following is a summary of total assets by segment (in thousands):

	January 31,	April 30,
	2006	2005
Optical subsystems and components	$335,926	$342,968
Network test and monitoring systems	71,361	71,535
Other assets	91,234	72,085

	$498,521	$486,588

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues from sales to unaffiliated customers:
United States	$54,712	$61,902	$153,269	$150,229
Rest of the world	38,823	11,180	108,620	55,735

	$93,535	$73,082	$261,889	$205,964

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 31,	April 30,
	2006	2005
Long-lived assets
United States	$244,097	$258,345
Malaysia	20,368	23,415
Rest of the world	2,401	2,139

	$266,866	$283,899

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine Months Ended
	January 31,
	2006	2005
Optical subsystems and components	$14,564	$14,877
Network test and monitoring systems	130	606

Total capital expenditures	$14,694	$15,483

17. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months ended
January 31, 2006
Beginning balance	$2,963
Additions during the period based upon product sold	1,256
Settlements	(341)
Changes in liability for pre-existing warranties, including expirations	(2,111)

Ending balance	$1,767

18. Restructuring
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
     As of January 31, 2006, $2.4 million of committed facilities payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the closure of the Company’s Hayward facility that took place in fiscal 2003 and the consolidation and exit activities of the Sunnyvale and Scotts Valley facilities during the second quarter of fiscal 2006.
19. Pending Litigation
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     On April 4, 2005, the Company filed an action in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505 which relates to technology used in information transmission systems to provide access to a large database. The Company’s complaint alleges that DirecTV willfully infringes its patent by making, using, selling, offering to sell and/or importing systems and/or methods related to the transmission of electronic programming guides via satellite broadcast that embody one or more of the claims of the patent. The complaint seeks monetary damages as well as an injunction against future infringement. On May 13, 2005, DirecTV answered the complaint and filed a counterclaim that seeks a declaration of non-infringement, patent invalidity and patent unenforceability. On October 17, 2005, the parties filed a joint claim construction statement agreeing on construction of twelve terms. The claim construction hearing was held on January 25, 2006. The Court issued an order construing the claims on February 17, 2006 and a subsequent order on February 21, 2006, clarifying one of the patent’s claim terms. The trial is scheduled for June 6, 2006.
     On September 6, 2005, the Company filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleges that Agilent willfully infringes the Company’s U.S. Patents No. 5,019,769 and No. 6,941,077, relating to its digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint seeks damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. The Company also seeks to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, the Company filed an amended complaint adding allegations of infringement of its U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to its digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court has set a trial date of September 4, 2007.
     On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the recent acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. On March 2, 2006, Avago dismissed the complaint without prejudice.
     On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued the Company in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleged that the Company violated federal antitrust laws and the Lanham Act and committed defamation per se by, among other things, disparaging Epoch’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint sought damages in the amount of $9 million. The federal action was based largely on facts similar to those alleged by Epoch in an action against the Company filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleged interference with contract and unfair business practices and sought damages of approximately $5 million. The state court complaint alleged, among other things, that the Company interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on the Company’s products. On April 5, 2005, the Company filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. As alleged by Finisar – and by EMC – EMC canceled Epoch’s sale contract because it learned that Epoch had bribed a now-terminated EMC employee to get the contract in the first instance. Trial in the state action was set for February 25, 2006. On January 30, 2006, the Company filed a motion to dismiss the federal complaint in its entirety. On February 21, 2006, the Court issued an order granting the Company’s motion and dismissing all of Epoch’s claims without prejudice. Prior to the entry of that order, at a February 7, 2006 mandatory settlement conference in the state action, the parties agreed to settle both lawsuits on the basis of mutual dismissals with prejudice and mutual releases with no money changing hands.
20. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 31, 2006. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
21. Sales of Accounts Receivable
     On October 29, 2004, the Company entered into an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. On October 20, 2005, the Company entered into an amendment to this agreement to extend the availability of this facility to October 26, 2006. During the three and nine months ended

January 31, 2006, the Company sold approximately $4.4 million and $15.5 million, respectively, of its trade receivables to Silicon Valley Bank under the terms of this agreement.
22. Gain on Sale of a Minority Investment
     In November 2005, the Company received cash payments from Goodrich Corporation totaling $11.0 million related to the sale of the Company’s equity interest in Sensors Unlimited, Inc. The Company had not valued this interest for accounting purposes. Accordingly, the Company recorded a gain of $11.0 million related to this transaction in the third quarter of fiscal 2006 and classified this amount as other income (expense), net on the consolidated statement of operations.

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
     From October 2000 through May 2002, we acquired a number of companies and certain businesses and assets of other companies, including Sensors Unlimited, Inc. and Demeter Technologies, Inc., in order to broaden our product offerings, to become more vertically integrated and to provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.
     In October 2002, we sold our subsidiary, Sensors Unlimited, Inc. to a new company organized by a management group led by Dr. Greg Olsen, then an officer and director of Finisar and a former majority owner of Sensors Unlimited. The intellectual property developed after the acquisition of Sensors Unlimited was transferred to other operations within Finisar. In November 2002, we discontinued a product line at our Demeter Technologies subsidiary that was not making a significant contribution to our operating results and was no longer considered a key part of our product strategy. Certain assets of Demeter Technologies were sold in conjunction with the product line discontinuation. In April 2003, we acquired Genoa Corporation and announced the closure of Demeter Technologies and the consolidation of all long wavelength active device development and wafer fabrication operations into the Genoa facility. The consolidation was completed in fiscal 2004. Today, the former Genoa facility produces a number of laser and receiver components used in our transceiver products designed for longer distance MAN applications.
     In March 2004, we acquired Honeywell International Inc.’s VCSEL Optical Products business. Prior to this acquisition, we purchased vertical cavity surface emitting lasers, or VCSELs, from this division that were used in all of our transceiver products for shorter distance LAN and SAN applications. As a result of the Honeywell acquisition, we now sell VCSELs in the merchant market, and we intend to evaluate opportunities to increase the sale of these and other components in the merchant market.
     In January 2005, we acquired the transceiver and transponder product lines of Infineon Technologies AG in order to broaden our product portfolio, expand our customer base and increase our revenues with the added benefits to be derived from greater economies of scale. Through January 2006, Infineon supplied products to us under a contract manufacturing arrangement. As of January 31, 2006, all product lines had been transferred to our primary manufacturing facility located in Ipoh, Malaysia.
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
     Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. Historically, we outsourced the majority of our assembly operations. However, in fiscal 2002, we commenced manufacturing of our optical subsystem products at our subsidiary in Ipoh, Malaysia. We conduct component manufacturing, manufacturing engineering, supply chain management, quality assurance and documentation control at our facilities in Sunnyvale, California and Allen, Texas and at our subsidiaries’ facilities in Fremont, California, Shanghai, China and Ipoh, Malaysia. With the transition of most of our production to Malaysia and the added manufacturing infrastructure associated with several acquisitions completed during the past two years, our cost structure has become more fixed, making it more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs over the last several fiscal years, there can be no assurance that we will be able to reduce our cost of revenues enough to sustain profitability during periods of weak demand or when average selling prices are low.
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
Recent Acquisitions
Acquisition of Transceiver and Transponder Product Line From Infineon Technologies AG
     On January 31, 2005, we acquired certain assets of Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of our common stock. The acquisition expanded our product offering and customer base for optical transceivers and transponders and expanded our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded in this acquisition reflected the value to be realized associated with cost savings resulting from integrating these products with our Optical Subsystems and Components Division as well as the incremental growth in revenue and earnings from the sale of future products. We did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The 34 million shares of our common stock issued to Infineon were valued at approximately $59.5 million based on the closing price of our common stock on January 31, 2005. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning on January 31, 2005, the first day of the fourth quarter of fiscal 2005.
Acquisition of I-TECH Corp.
     On April 8, 2005, we completed our acquisition of I-TECH Corp., a privately-held network test and monitoring company based in Eden Prairie, Minnesota. The acquisition expanded our product offering for testing and monitoring systems, particularly for those systems relying on the use of the Fibre Channel protocol, and expanded our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The amount of goodwill recorded with this acquisition reflected the underlying patents and know-how used in manufacturing future products and cost synergies associated with integrating the operations of I-TECH with our Network Tools Division. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million. The notes are convertible into shares of Finisar common stock over a period of one year following the closing of the acquisition. The exact number of shares of Finisar common stock to be issued pursuant to the promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth fiscal quarter of fiscal 2005.
Acquisition of InterSAN, Inc.
     On May 12, 2005, we completed the acquisition of InterSAN, Inc., a privately held company located in Scotts Valley, California. The acquisition expanded our product offering for testing and monitoring systems. Under the terms of the acquisition agreement, the holders of InterSAN’s securities will be entitled to receive up to 7,132,186 shares of Finisar common stock having a value of approximately $8.8 million. Approximately 10% of the shares of Finisar common stock that would otherwise have been distributed to the holders of InterSAN’s securities at the closing of the acquisition were deposited into an escrow account for 12 months following the closing for the purpose of providing a fund against which we may assert claims for damages, if any, based on breaches of the representations and warranties made by InterSAN in the agreement. The issuance of such shares was not registered under the Securities Act in reliance on the exemption from registration provided by Section 3(a)(10) of the Securities Act. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in the network test and monitoring segment of the Company’s consolidated financial statements for the quarter ended July 31, 2005.

Acquisition of Assets of Big Bear Networks, Inc.
     On November 15, 2005, we completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expanded our product offering and customer base for optical transponders and our portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired are included in our consolidated financial statements beginning in the third quarter of fiscal 2006.
Critical Accounting Policies
     There have been no material changes to our critical accounting policies, which are described in our Annual Report on Form 10-K for the year ended April 30, 2005.
Pending Adoption of New Accounting Standards
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP115-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP 115-1 on February 1, 2006 will have a material impact on our financial statements.
     On June 7, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. Statement 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of Statement 154 will have a material impact on our financial statements.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN 47”) which clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not believe the adoption of FIN 47 will have a material impact on our financial statements.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, we currently account for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, we generally recognize no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. We will adopt SFAS 123R as of May 1, 2006.
     Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The adoption alternatives are the “modified retrospective” and the “modified prospective” methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption. The modified retrospective method requires that compensation expense for all unvested stock options and restricted stock begins with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. We expect to adopt SFAS 123R under the modified prospective method. We are evaluating the requirements of SFAS 123R and have not yet determined the effect of adopting SFAS 123R or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123, although we expect that the adoption of SFAS 123R will result in significant stock-based compensation expense.
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	(Unaudited, in thousands,		(Unaudited, in thousands,
	except per share data)		except per share data)
Revenues:
Optical subsystems and components	90.0%	86.8%	89.4%	86.0
Network test and monitoring systems	10.0	13.2	10.6	14.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	65.6	69.8	69.4	71.0
Impairment of acquired developed technology	0.0	0.0	0.3	1.8
Amortization of acquired developed technology	4.3	7.4	5.8	8.3

Gross profit	30.2	22.8	24.5	19.0

Operating expenses:
Research and development	12.3	19.9	14.8	23.1
Sales and marketing	8.7	9.8	9.2	10.6
General and administrative	7.1	7.5	8.2	7.4
Amortization of deferred stock compensation	0.0	0.0	0.0	0.1
Amortization of purchased intangibles	0.5	0.2	0.5	0.2
Restructuring costs	0.0	0.0	1.2	0.0
Impairment of assets	0.0	25.7	0.0	9.1
Acquired in-process research and development	0.0	0.0	0.0	0.2

Total operating expenses	28.6	63.2	33.8	50.7
Income (loss) from operations	1.6	(40.4)	(9.3)	(31.7)
Interest income	0.9	0.8	0.9	0.8
Interest expense	(4.1)	(5.3)	(4.5)	(5.2)
Other income (expense), net	11.2	(0.2)	3.5	(0.9)

Income (loss) before income taxes	9.6	(45.1)	(9.4)	(37.0)
Provision for income taxes	0.7	0.0	0.7	0.0

Net income (loss)	8.9%	(45.1)%	(10.2)%	(37.0)

     Revenues. Revenues increased $20.5 million, or 28.0%, to $93.5 million in the quarter ended January 31, 2006 compared to $73.1 million in the quarter ended January 31, 2005. Sales of optical subsystems and components and network test and monitoring systems represented 90.0% and 10.0%, respectively, of total revenues in the quarter ended January 31, 2006, compared to 86.8% and 13.2%, respectively, in the quarter ended January 31, 2005.
     Revenues increased $55.9 million, or 27.2%, to $261.9 million in the nine months ended January 31, 2006 compared to $206.0 million in the nine months ended January 31, 2005. Sales of optical subsystems and components and network test and monitoring systems represented 89.4% and 10.6%, respectively, of total revenues in the nine months ended January 31, 2006, compared to 86.0% and 14.0%, respectively, in the nine months ended January 31, 2005.
     Optical subsystems and components revenues increased $20.8 million, or 32.8%, to $84.2 million in the quarter ended January 31, 2006 compared to $63.4 million in the quarter ended January 31, 2005. Our acquisition on January 31, 2005, of certain assets of

Infineon’s fiber optics business unit contributed $7.0 million in the quarter ended January 31, 2006. Excluding the effect of the acquisition, sales of optical subsystems and components increased $13.8 million, or 21.8%, in the quarter ended January 31, 2006 compared to the quarter ended January 31, 2005. Excluding the effect of the acquisition, the increase in optical subsystem and component revenues was primarily related to a $12.8 million increase in sales of products for short distance LAN/SAN applications and a net $1.0 million increase in sales of products for long distance and telecom applications and other products. The increase in revenues from the sale of optical subsystems was primarily the result of an increase in the volume of units sold to existing customers, partially offset by a decrease in average selling prices.
     Optical subsystems and components revenues increased $56.9 million, or 32.2%, to $234.0 million in the nine months ended January 31, 2006 compared to $177.1 million in the nine months ended January 31, 2005. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $21.9 million in the nine months ended January 31, 2006. Excluding the effect of the acquisition, sales of optical subsystems and components increased $35.0 million, or 19.8%, in the nine months ended January 31, 2006 compared to the nine months ended January 31, 2005. This increase in was primarily related to an increase in sales of products for short distance LAN/SAN applications. The increase in revenues from the sale of optical subsystems was primarily the result of an increase in the volume of units sold to existing customers, partially offset by a decrease in average selling prices.
     Network test and monitoring systems revenues decreased $329,000, or 3.4%, to $9.3 million in the quarter ended January 31, 2006 compared to $9.7 million in the quarter ended January 31, 2005. Network test and monitoring systems revenues decreased $1.0 million, or 3.5%, to $27.9 million in the nine months ended January 31, 2006 compared to $28.9 million in the nine months ended January 31, 2005. The decrease in revenues for the three and nine months was primarily due to a decrease in demand resulting from a product lifecycle transition as OEM system manufacturers complete their transition from 2Ghz to 4Ghz models, partially offset by revenues from acquisitions.
     Impairment of Acquired Developed Technology. Impairment of acquired developed technology, a component of cost of revenues, decreased $2.8 million, or 76.7%, in the nine months ended January 31, 2006 to $853,000 compared to $3.7 million in the nine months ended January 31, 2005. Included in the balances for the nine months ended January 31, 2006 was an impairment charge of $853,000 to write off technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fiber Inc. in May 2001. Each of these products was discontinued during the second quarter ended October 31, 2005. Included in the balances for the nine months ended January 31, 2005 was an impairment charge of $3.7 million to write-off the remaining net book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002. There were no impairment charges in the quarters ended January 31, 2006 or 2005.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $1.4 million, or 25.5%, in the quarter ended January 31, 2006 to $4.0 million compared to $5.4 million in the quarter ended January 31, 2005, and decreased $1.9 million, or 11.4%, in the nine months ended January 31, 2006 to $15.1 million compared to $17.0 million in the nine months ended January 31, 2005. The decreases in amortization reflect impairment charges recorded in fiscal 2006 and 2005 and as well as the roll-off of certain fully amortized assets during fiscal 2006.
     Gross Profit. Gross profit increased $11.5 million, or 69.0%, to $28.2 million in the quarter ended January 31, 2006 compared to $16.7 million in the quarter ended January 31, 2005. Gross profit as a percentage of total revenue was 30.2% in the quarter ended January 31, 2006 compared to 22.8% in the quarter ended January 31, 2005. We recorded charges of $5.4 million for obsolete and excess inventory in the quarter ended January 31, 2006 and $2.2 million in the quarter ended January 31, 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $500,000 in the quarter ended January 31, 2006 and $2.7 million in the quarter ended January 31, 2005. As a result, we recognized a net charge of $4.9 million in the quarter ended January 31, 2006 compared to a net benefit of $500,000 in the quarter ended January 31, 2005. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $37.1 million, or 39.7% of revenue, in the quarter ended January 31, 2006 compared to $21.6 million, or 29.5% of revenue in the quarter ended January 31, 2005. The increase in the adjusted gross profit margin was primarily due to the 28.0% increase in revenue driven by increases in unit volume compared to an increase in manufacturing spending of 15.9% combined with decreases in material costs.
     Gross profit increased $25.1 million, or 64.2%, to $64.1 million in the nine months ended January 31, 2006 compared to $39.1 million in the nine months ended January 31, 2005. Gross profit as a percentage of total revenue was 24.5% in the nine months ended January 31, 2006 compared to 19.0% in the nine months ended January 31, 2005. We recorded charges of $6.5 million for obsolete and excess inventory in the nine months ended January 31, 2006 compared to $10.0 million in the nine months ended January 31, 2005, and recorded a benefit of $2.7 million for a reduction in our reserve for non-cancellable purchase orders in the nine months ended January 31, 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $3.2 million in the nine months ended January 31, 2006 and $7.5 million in the nine months ended January 31, 2005. As a result, we recognized a net charge of $3.3 million in the nine months ended January 31, 2006 compared to a net benefit of $200,000 in the nine months ended January 31, 2005. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $83.4 million, or 31.8% of revenue, in the nine months ended January 31, 2006 compared to $59.5 million, or 28.9% of revenue in the nine months ended January 31, 2005. The increase in the adjusted gross profit margin was primarily due to the 27.2% increase in revenue driven by increases in unit volume compared to an increase in manufacturing spending of 20.3% combined with decreases in material costs. Manufacturing overhead for the nine months ended January 31, 2006 included accelerated depreciation charges of $1.7 million for abandoned leasehold improvements and equipment and duplicate manufacturing facility costs of $2.2 million at our Advanced Optical Components Division as a result of our move to a new manufacturing facility in Texas, which adversely impacted our gross profit margin.
     Research and Development Expenses. Research and development expenses decreased $3.0 million, or 20.7%, to $11.5 million in the quarter ended January 31, 2006 compared to $14.5 million in the quarter ended January 31, 2005. The decrease was primarily due to reductions in project materials and new product development scrap of $1.2 million, a reduction in consulting services expenses of $652,000, and a recharacterization of spending of $737,000 at our Fremont facility from research and development to manufacturing costs related to increased production at that facility. Research and development expenses as a percent of revenues decreased to 12.3% in the quarter ended January 31, 2006 compared to 19.9% in the quarter ended January 31, 2005 as a result of cost reductions and increased revenues.
     Research and development expenses decreased $9.0 million, or 18.8%, to $38.7 million in the nine months ended January 31, 2006 compared to $47.7 million in the nine months ended January 31, 2005. The decrease was primarily due to reductions in project materials and new product development scrap of $5.6 million, reductions in temporary labor and consulting services of $2.3 million and facility and corporate services allocations of $1.3 million as a result of corporate cost reductions. Additionally, included in research and development expenses in the nine months ended January 31, 2006 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percentage of revenues decreased to 14.8% in the nine months ended January 31, 2006 compared to 23.1% in the nine months ended January 31, 2005 as a result of cost reductions and increased revenues.
     Sales and Marketing Expenses. Sales and marketing expenses increased $940,000, or 13.1%, to $8.1 million in the quarter ended January, 31 2006 compared to $7.2 million in the quarter ended January 31, 2005. The increase was primarily due to increased commissions and bonuses as a result of increased revenues. Sales and marketing expenses as a percent of revenues decreased to 8.7% in the quarter ended January 31, 2006 compared to 9.8% in the quarter ended January 31, 2005.
     Sales and marketing expenses increased $2.1 million, or 9.5%, to $24.0 million in the nine months ended January 31, 2006 compared to $21.9 million in the nine months ended January 31, 2005. The increase was primarily due to increased commissions and bonuses as a result of increased revenues. Included in sales and marketing expenses in the nine months ended January 31, 2006 were charges of $179,000 related to abandoned leasehold improvements and equipment. Sales and marketing expenses decreased as a percentage of revenues to 9.2% in the nine months ended January 31, 2006 compared to 10.6% in the nine months ended January 31, 2005.
     General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 21.3%, to $6.6 million in the quarter ended January 31, 2006 compared to $5.5 million in the quarter ended January 31, 2005. The increase was primarily due to an increase in legal fees associated with patent related litigation. General and administrative expenses as a percent of revenues decreased to 7.1% in the quarter ended January 31, 2006 compared to 7.5% in the quarter ended January 31, 2005.
     General and administrative expenses increased $6.3 million, or 41.4%, to $21.4 million in the nine months ended January 31, 2006 compared to $15.2 million in the nine months ended January 31, 2005. Included in general and administrative expenses in the nine months ended January 31, 2006 were accelerated depreciation charges of $130,000 related to abandoned equipment and accelerated amortization charges of $500,000 related abandoned patents. Additionally, audit fees primarily associated with the evaluation and testing of internal control systems required under Section 404 of the Sarbanes-Oxley Act increased $1.6 million, legal expense increased $1.5 million as a result of patent related litigation, personnel-related costs increased $1.1 million, including $228,000 for reduction in force related expenses, and our allowance for aged receivables increased $596,000 as a result of higher revenues. General and administrative expenses as a percentage of revenues increased to 8.2% in the nine months ended January 31, 2006 compared to 7.4% in the nine months ended January 31, 2005.
     Amortization of Deferred Stock Compensation. Amortization of deferred stock compensation costs decreased by $21,000 to zero in the quarter ended January 31, 2006, and decreased by $142,000 to zero in the nine months ended January 31, 2006. As of April 30, 2005, previously recorded deferred stock compensation was fully amortized.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $283,000, or 166.5%, to $453,000 in the three months ended January 31, 2006 compared to $170,000 in the three months ended January 31, 2005. The increase was due to purchased intangibles related to our acquisitions of Data Transit, Infineon, I-TECH and InterSAN in the amounts of $59,000, $43,000, $47,000 and $134,000, respectively.

     Amortization of purchased intangibles increased $899,000, or 186.1%, to $1.4 million in the nine months ended January 31, 2006 compared to $483,000 in the nine months ended January 31, 2005. The increase was due to purchased intangibles related to our acquisitions of Data Transit, Infineon, I-TECH and InterSAN in the amounts of $210,000, $130,000, $156,000 and $403,000, respectively.
     Restructuring costs. During the second quarter ended October 31, 2005, we completed the consolidation of our Northern California facilities. The restructuring charges included the remaining value of non-cancelable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000.
     Impairment of assets. During the third quarter ended January 31, 2005, we recorded an impairment charge of $18.8 million to write down the carrying value of one of our corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. Due to retention by us of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the fourth quarter ended April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated.
     Interest Income. Interest income increased $297,000, or 52.9%, to $858,000 in the quarter ended January 31, 2006 compared to $561,000 in the quarter ended January 31, 2005. Interest income increased $693,000, or 40.5%, to $2.4 million in the nine months ended January 31, 2006 compared to $1.7 million in the nine months ended January 31, 2005. The increases for the quarter and nine months were primarily the result of increased investment balances and interest rates.
     Interest Expense. Interest expense decreased $34,000, or 0.9%, to $3.8 million in the quarter ended January 31, 2006 compared to $3.9 million in the quarter ended January 31, 2005. Interest expense increased $968,000, or 9.0%, to $11.8 million in the nine months ended January 31, 2006 compared to $10.8 million in the nine months ended January 31, 2005. Of total interest expense, $2.3 million is primarily related to our convertible subordinated notes due in 2008 and 2010. In August 2004, we acquired substantially all of the assets of Data Transit in exchange for a cash payment and the issuance of a convertible note in the principal amount of $16.3 million, bearing interest at 8% annually. In the quarter ended April 30, 2005, we recorded a financing liability of $12.9 million associated with the sale-leaseback of one our corporate office facilities. In April 2005, we acquired I-TECH CORP. in exchange for convertible notes in the aggregate principal amount of $12.1 million, bearing interest at 3.35% annually. The increase in interest expense was primarily related to these transactions. At January 31, 2006, substantially all of the principal and interest associated with the note issued to Data Transit was converted and $843,000 of principal remained outstanding on the note issued to I-TECH. Of our total interest expense, $1.1 million represented the amortization of the beneficial conversion feature of convertible subordinated notes in the quarters ended January 31, 2006 and 2005, respectively, and $3.4 million and $3.2 million in the nine months ended January 31, 2006 and 2005, respectively.
     Other Income (Expense), Net. Other income was $10.5 million in the quarter ended January 31, 2006 compared to an expense of $158,000 in the quarter ended January 31, 2005. Other income was $9.1 million in the nine months ended January 31, 2006 compared to an expense of $1.8 million in the nine months ended January 31, 2005. In the quarter ended January 31, 2006, we recorded a gain on the sale of a minority equity investment of $11.0 million. In the nine months ended January 31, 2005, we recorded a loss of $1.0 million on the sale of equipment. The remaining expense in the quarters and nine months ended January 31, 2006 and 2005 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.
     Provision for Income Taxes. We recorded income tax provisions of $675,000 and $1.9 million, respectively, for the three months and nine months ended January 31, 2006 compared to provisions of zero and $57,000, respectively, for the three months and nine months ended January 31, 2005. The provision for income taxes in the quarter and nine months ended January 31, 2006 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in 2006 or 2005. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At January 31, 2006, cash, cash equivalents and short-term investments were $116.3 million compared to $102.4 million at April 30, 2005. Restricted securities, used to secure future interest payments on our convertible debt were $7.4 million at January 31, 2006 compared to $9.1 million at April 30, 2005. At January 31, 2006, total short and long term debt was $248.1 million, compared to $267.8 million at April 30, 2005.

     Net cash provided by operating activities totaled $5.4 million in the nine months ended January 31, 2006, compared to a use of $24.8 million of cash in the nine months ended January 31, 2005. Cash provided by operating activities for the nine months ended January 31, 2006 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in the nine months ended January 31, 2006 included cash inflows of $17.2 million offset by outflows of $22.3 million. Cash inflows were primarily due to a $6.9 million increase in accounts payable, a $3.9 million increase in other accrued liabilities, a $2.7 million increase in accrued compensation and a $1.9 million increase in deferred revenue. The increase in deferred revenue was the result of increased sales through distributor channels. The increases in accrued compensation and accounts payable were related to the timing of those payments. Cash outflows were due to a $13.8 million increase in inventory, a $5.5 million increase in accounts receivable, and a $2.9 million increase in other assets. The use of cash in operating activities in the nine months ended January 31, 2005 was primarily a result of operating losses of $76.3 million, and working capital uses of cash of $16.1 million, partially offset by $67.5 million of non-cash items.
     Net cash provided by investing activities totaled $6.5 million in the nine months ended January 31, 2006 compared to a use of $20.1 million of cash in the nine months ended January 31, 2005. Cash invested in the nine months ended January 31, 2006 was primarily related equipment purchases to support production expansion in Texas and Malaysia, the acquisition of InterSAN Inc., and the purchase of the assets of Big Bear Networks. Cash provided by investing activities in the nine months ended January 31, 2006 was primarily related to cash received from the sale of a minority equity investment and sales of short-term investments. Cash invested during the nine months ended January 31, 2005 was primarily related to equipment purchases to support production expansion in Texas and Malaysia, the acquisition of Data Transit Corp. and the purchase of short-term investments. Cash provided by investing activities in the nine months ended January 31, 2005 primarily related to the maturity of restricted investments used to pay the interest payments on our convertible debt.
     Net cash provided by financing activities was $12.9 million in the nine months ended January 31, 2006 compared to $758,000 in the nine months ended January 31, 2005. Cash provided by financing activities in nine months ended January 31, 2006 primarily included proceeds of borrowings from a financial institution of $9.9 million and proceeds from the exercise of stock options and the employee stock purchase plan of $3.6 million. Cash provided by financing activities in the nine months ended January 31, 2005 consisted of proceeds from the exercise of stock options of $1.3 million and payments received from stockholder notes receivable of $467,000 net of the repayment of $1.0 million of convertible notes issued in conjunction with our acquisition of the assets of Data Transit.
     On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank for a period of one year. Under the terms of the agreement, Silicon Valley Bank is providing a $7 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. Costs related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $35,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all of our assets, including our intellectual property. The agreement requires us to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure, of $40 million at all times. On October 20, 2005, we amended our agreement with Silicon Valley Bank to increase the letter of credit facility to $20 million. Costs related to the amended credit facility amendment consisted of a loan fee of 0.50% of the credit facility amount, or $100,000, plus the bank’s out of pocket expenses. This letter of credit facility will be available to us through October 26, 2006. At January 31, 2006 outstanding letters of credit secured by this facility totaled $12.8 million.
     In December 2005, we entered into a note and security agreement with a financial institution. Under this agreement, we borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment and by a standby letter of credit issued by our bank under our letter of credit arrangement. At January 31, 2006, the remaining principal balance of this note was $9.8 million.
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

Contractual Obligations and Commercial Commitments
     At January 31, 2006, we had contractual obligations of $318.5 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$2,790	$2,790	$—	$—	$—
Long-term debt	8,143	—	4,003	4,140	—
Convertible debt	250,250	—	100,250	150,000	—
Lease commitment under sale-leaseback agreement	49,251	3,011	6,228	6,511	33,501
Operating leases	6,645	3,200	2,035	1,410
Purchase obligations	1,390	1,390	—	—	—

Total contractual obligations	$318,469	$10,391	$112,516	$162,061	$33,501

     Short-term debt consists of a convertible promissory note in the principal amount of $843,000 due in fiscal 2006, related to our fiscal 2005 acquisition of I-TECH, $335,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc, and $1.6 million representing the current portion of a note and security agreement with a financial institution.
     Long-term debt consists of the long-term portion of a note and security agreement with a financial institution.
     Convertible debt consists of two series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and $150.0 million due October 15, 2010. The two series of notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The two series of notes are redeemable by us, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of Finisar common stock, or a combination thereof. Annual interest payments on the convertible subordinated notes are approximately $9.0 million annually.
     Lease commitment under sale-leaseback agreement includes principal amount of $11.4 million related to the sale-leaseback agreement for our corporate office building, which we entered into in the fourth quarter of 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.4 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of January 31, 2006.
Off-Balance-Sheet Arrangements
     At January 31, 2006 and April 30, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Factors That Could Affect Our Future Performance
     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.
We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
     We incurred net losses of $114.1 million, $113.8 million and $619.8 million in our fiscal years ended April 30, 2005, 2004 and 2003, respectively, and a net loss of $26.6 million in the nine months ended January 31, 2006. Although we recorded net income of $8.3 million in the three months ended January 31, 2006, our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to sustain profitability.
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
We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250.3 million at January 31, 2006. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.
We may not be able to obtain additional capital in the future, and failure to do so may harm our business
     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.

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
If we encounter yield problems or other delays in the production or delivery of our internally-manufactured components, we may lose sales and damage our customer relationships
     In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products. For example, we now manufacture most of the lasers used in our optical subsystems at wafer fabrication facilities located in Allen, Texas and Fremont, California. As a result of this increased vertical integration, we have become increasingly dependent on our internally-produced components. The manufacture of these components, including the fabrication of wafers, involves highly complex processes. Minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. We have recently experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the delivery of components to our subsystem assembly facilities. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Such delays could harm our relationships with customers and have an adverse effect on our business.
Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results
     Since October 2000, we have completed the acquisition of eight privately-held companies, including our acquisitions of I-TECH CORP. in April 2005 and InterSAN, Inc. in May 2005, and certain businesses and assets from six other companies, including our acquisition of certain assets related to the transceiver and transponder business of Infineon Technologies AG in January 2005. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 10 of our 14 acquisitions, we issued stock as all or a portion of the consideration. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.
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
We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 42.5% and 45.2% of our revenues in the three months and nine months ended January 31, 2006, respectively. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
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
•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to maintain and increase our profitability;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.
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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share
     The markets for optical subsystems and components and network performance test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with JDS Uniphase Corporation, Avago Technologies, Pte. and a number of smaller vendors. For network test and monitoring systems, we compete primarily with LeCroy Corporation and Agilent Technologies, Inc. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share in the industry segments in which we participate.
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
•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and

•	the outbreak of infectious diseases such as severe acute respiratory syndrome, or SARS, which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.
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
     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringit and the Chinese yuan. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. On July 21, 2005, the People’s Bank of China announced that the yuan will no longer be pegged to the U.S. dollar but will be allowed to float in a band (and, to a limited extent, increase in value) against a basket of foreign currencies. This development increases the risk that Chinese-sourced materials and labor could become more expensive for us. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.
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

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results
     Through January 2006, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During the first quarter of fiscal 2006 we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. In addition, during the three and nine months ended January 31, 2006, we recognized $476,000 and $1.5 million, respectively, of losses related to another investment accounted for under the equity method. We may be required to write off all or a portion of the $15.7 million in such investments remaining on our balance sheet as of January 31, 2006 in future periods and to recognize additional losses related to certain of our investments.
We are subject to pending legal proceedings
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
We have identified material weaknesses in our internal control over financial reporting which could lead to errors in our financial statements
     As discussed in Item 4. Controls and Procedures, we identified several material weaknesses in our internal control over financial reporting that existed as of April 30, 2005. Although steps have been taken and are continuing to be taken to remediate these deficiencies, there can be no assurance that these remediation steps will be successful or that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses. Although management determined that the material weaknesses did not affect the financial results reported in our consolidated financial statements as of, and for the year ended, April 30, 2005, there can be no assurance that unremediated weaknesses in our internal control over financial reporting will not result in errors that are material to the financial results reported in our consolidated financial statements for future periods.

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
Our failure to protect our intellectual property may significantly harm our business
     Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. We are currently engaged in pending litigation to enforce certain of our patents, and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. In connection with the pending litigation, substantial management time has been, and will continue to be, expended. In addition, we have incurred, and we expect to continue to incur, substantial legal expenses in connection with these pending lawsuits. These costs and this diversion of resources could significantly harm our business.
Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products
     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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
Our executive officers and directors and entities affiliated with them own a large percentage of our voting stock, resulting in a substantial concentration of control and could have the effect of delaying or preventing a change in our control
     As of January 31, 2006, our executive officers and directors and certain entities affiliated with them beneficially owned approximately 31.6 million shares of our common stock, or approximately 10.6% of the outstanding shares. These stockholders, acting together, may be able to substantially influence the outcome of matters requiring approval by stockholders, including the election or removal of directors and the approval of mergers or other business combination transactions. In addition, certain funds managed by VantagePoint Venture Partners, of which David C. Fries, a director of the Company, is a managing director hold approximately 11.4% of our outstanding common stock. Accordingly, if VantagePoint Venture Partners continues to hold its shares, it may also be able to influence the outcome of matters requiring stockholder approval, and VantagePoint Venture Partners, our executive officers, directors and entities affiliated with them, voting together, may be able to effectively control the outcome of such matters. This concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.
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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $476,000 and $1.5 million in the three and nine months ended January 31, 2006 and $430,000 and $1.2 million in the three and nine months ended January 31, 2005 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2005.
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
     We have been, and intend to continue, planning and implementing increases in staffing levels and changes in our policies, processes and procedures to address these weaknesses and improve our internal control over financial reporting. In the 2005 Form 10-K, we identified various remediation efforts that we had undertaken and that we expect to continue throughout fiscal 2006. During the first three quarters of fiscal 2006, management made substantial progress in the execution of the remediation plan identified in the 2005 Form 10-K. Among other things, we took the following actions:
•	In the first quarter, we hired additional personnel, including a Director of Internal Audit and other qualified personnel, to strengthen our accounting and financial reporting organizations;

•	In the first and second quarter, we engaged Deloitte & Touche LLP to provide consulting services in support of our tax accounting and reporting functions, and, in the third quarter, we hired a Director of Taxation to replace Deloitte & Touche LLP and perform our tax accounting and reporting functions internally;

•	we reconciled our accounts related to all inventory on consignment at customer locations, which totaled $1.3 million as of January 31, 2006, and, in the first quarter, we adopted additional procedures to verify such inventory, including periodic physical inventories; and

•	our accounting management reviewed all revenue transactions of our Network Test and Monitoring Division recorded during each quarter to assure that revenue was properly recognized.
     Aside from ongoing steps taken to implement the remediation plan, there was no change in our internal control over financial reporting during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Management continues to execute its remediation plan and to monitor closely the remediated controls and procedures described above. We will continue the implementation of additional policies, processes and procedures and the hiring of additional experienced accounting and financial reporting personnel at both management and staff levels. Management believes that our controls and procedures will continue to improve as a result of the further implementation of these measures. We expect to complete our remediation plan and the testing of remediated controls and procedures by the end of fiscal 2006.
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
     We believe that the corrective actions taken to date, including the actions described above, have mitigated the control deficiencies with respect to the preparation of this report and that these measures have been effective to ensure that information required to be disclosed in this report has been recorded, processed, summarized and reported correctly. In particular, management believes that the measures implemented to date provide reasonable assurance that our financial statements included in this report have been prepared in accordance with generally accepted accounting principles.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied our motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. The court set a hearing for April 24, 2006 to consider final approval of the settlement. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
     On April 4, 2005, we filed an action in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 which relates to technology used in information transmission systems to provide access to a large database. Our complaint alleges that DirecTV willfully infringes our patent by making, using, selling, offering to sell and/or importing systems and/or methods related to the transmission of electronic programming guides via satellite broadcast that embody one or more of the claims of the patent. The complaint seeks monetary damages as well as an injunction against future infringement. On May 13, 2005, DirecTV answered the complaint and filed a counterclaim that seeks a declaration of non-infringement, patent invalidity and patent unenforceability. On October 17, 2005, the parties filed a joint claim construction statement agreeing on construction of twelve terms. The claim construction hearing was held on January 25, 2006. The Court issued an order construing the claims on February 17, 2006 and a subsequent order on February 21, 2006, clarifying one of the patent’s claim terms. The trial is scheduled for June 6, 2006.
     On September 6, 2005, we filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleges that Agilent willfully infringes our U.S. Patents No. 5,019,769 and No. 6,941,077, relating to our digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint seeks damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. We also seek to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, we filed an amended complaint adding allegations of infringement of our U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to our digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court has set a trial date of September 4, 2007.
     On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against us in the United States District Court for the District of Delaware, alleging that our short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the recent acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. On March 2, 2006, Avago dismissed the complaint without prejudice.
     On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued us in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleged that we violated federal antitrust laws and the Lanham Act and committed defamation per se by, among other things, disparaging Epoch’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint sought damages in the amount of $9 million. The federal action was based largely on facts similar to those alleged by Epoch in an action against us filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleged interference with contract and unfair business practices and sought damages of approximately $5 million. The state court complaint alleged, among other things, that we interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on our products. On April 5, 2005, we filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. As alleged by us – and by EMC – EMC canceled Epoch’s sale contract because it learned that Epoch had bribed a now-terminated EMC employee to get the contract in the first instance. Trial in the state action was set for February 25, 2006. On January 30, 2006, we filed a motion to dismiss the federal complaint in its entirety. On February 21, 2006, the Court issued an order granting our motion and dismissing all of Epoch’s claims without prejudice. Prior to the entry of that order, at a February 7, 2006 mandatory settlement conference in the state action, the parties agreed to settle both lawsuits on the basis of mutual dismissals with prejudice and mutual releases with no money changing hands.

Item 6. Exhibits
     The following exhibits are filed herewith:
10.35	Letter Agreement dated December 28, 2005 between Finisar Corporation and Dr. Frank H. Levinson (incorporated by reference to Exhibit 10.35 to Registrant’s Current Report on Form 8-K filed January 3, 2006)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION

By:	/s/ JERRY S. RAWLS

Jerry S. Rawls
Chairman of the Board, President and Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN

Stephen K. Workman
Senior Vice President, Finance, Chief Financial Officer and Secretary
Dated: March 10, 2006

EXHIBIT INDEX

Exhibit
Number	Description

10.35	Letter Agreement dated December 28, 2005 between Finisar Corporation and Dr. Frank H. Levinson (incorporated by reference to Exhibit 10.35 to Registrant’s Current Report on Form 8-K filed January 3, 2006)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002