Form 10-K
period 2006-04-30
FINISAR CORP
filed 2006-07-14
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-27999
(Commission File No.)
Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1389 Moffett Park Drive Sunnyvale, California	94089 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
408-548-1000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $343,579,235, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 31, 2005 of $1.51 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2006, there were 307,012,825 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the annual meeting of stockholders of the registrant to be held on September 28, 2006 are incorporated by reference into Part III of this Report on Form 10-K.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2006

i

PART I

Item 1.	Business

Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events; however, our business and operations are subject to a variety of risks and uncertainties, and, consequently, actual results may materially differ from those projected by any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements since they may not occur.

Certain factors that could cause actual results to differ from those projected are discussed in “Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

Overview

We are a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 200 meters to 80 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, McData and Qlogic.

We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and, to a lesser degree, to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems. We sell these products primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, IBM, McData and Qlogic.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is (408) 548-1000.

Industry Background and Markets

The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Much of this data has become increasingly mission-critical to business enterprises and other organizations who must ensure that it is accessible on a continuous and reliable basis by employees, suppliers and customers over a diverse geographic area. The need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has required enterprises and service providers to create increasingly complex networking infrastructures that rely on fiber optic technology to transmit data over greater distances and to expand the capacity, or bandwidth, of their networks.

Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. A LAN typically consists of a group of computers and other devices that share the resources of one or more processors or servers within a small geographic area and are connected through the use of hubs (used for broadcasting data within a LAN), switches (used for sending data to a specific destination in a LAN thereby using less bandwidth) and routers (used as gateways to route data packets between two or more LANs or other large networks). LANs typically use the Ethernet protocol to transport data packets across the network at distances of up to 500 meters at speeds of 1-10 gigabits per second, or Gbps.

A SAN is a high-speed subnetwork imbedded within a LAN where critical data stored on devices such as disk arrays, optical disks and tape backup devices is made available to all servers on the LAN thereby freeing the network servers to deliver business applications, increasing network capacity and improving response time. SANs were originally developed using the Fibre Channel protocol designed for storing and retrieving large blocks of data. More recently, storage networks have been developed using the Internet Small Computer System Interface, or iSCSI, protocol in conjunction with high-speed connections operating at 10 Gbps to reduce the cost and simplify the administration of smaller SANs.

A MAN is a regional data network typically covering an area of up to 50 kilometers in diameter that allows the sharing of computing resources on a regional basis within a town or city. The portion of a MAN that connects a LAN or SAN to a public data network is frequently referred to as the First Mile. MANs typically use the Synchronous Optical Network, or SONET, and Synchronous Digital Hierarchy, or SDH, communications standards to encapsulate data to be transmitted over fiber optic cable due to the widespread use of this standard in building legacy telecommunication networks. However, MANs can also be built using the Ethernet standard, also known as Metro Ethernet, which can typically result in savings to the network operator in terms of network infrastructure and operating costs.

A wide area network, or WAN, is a geographically dispersed data communications network that typically includes the use of a public shared user network such as the telephone system, although a WAN can also be built using leased lines or satellites. Similar to MANs, a terrestrial WAN uses the SONET/SDH communications standard to transmit information over longer distances due to its use in building legacy telecommunication networks.

Twisted-pair copper wire or copper cable is typically used as the physical medium for transmitting signals when distances and/or the amount of bandwidth needed are limited to several hundred meters. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals 62 miles without further processing. At higher speeds of 1 Gbps or faster, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The limitations of copper-based connections become more pronounced at even higher transmission speeds. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, computer networks typically rely on digital fiber optic transmission technology to move data faster over greater distances. In order to switch or route these optical signals to their ultimate destination, they must first be converted to electrical signals which can be processed by the switch, router or other networking equipment and then retransmitted as an optical signal to the next switching point or ending destination. As a result, data networking equipment typically contains multiple connection points, or ports, in which various types of transceivers or transponders are used to transmit and receive signals to and from other networking equipment over various distances using a variety of networking protocols.

According to industry analyst Lightcounting Inc., total sales of transceiver and transponder products in 2005 was approximately $1.3 billion, of which approximately $350 million represented sales of transceivers used for LAN and SAN applications with the remainder being used in MAN applications. Of the $950 million in products sold for MAN applications, approximately $300 million were for networks using the Ethernet and Fibre Channel, or datacom, protocols with the remainder sold for SONET/SDH applications. Sales of our transceiver and transponder products for LAN, SAN and MAN applications totaled approximately $270 million during 2005, excluding component sales. However, our optical products addressed only about 50% of this total market, or $650 million, in 2005. Of the market not addressed, approximately $300 million was related to transceivers and transponders for 10 Gbps applications. Our future revenue potential for optical products will ultimately depend on the growth, or lack thereof, in our underlying markets, the extent to which we are able to offer new products which will expand our addressable market, our market share and average selling prices.

Additional markets exist for optical products designed primarily for longer distance WAN applications such as discrete optical components, optical amplifiers, and reconfigurable optical add-drop multiplexers, or ROADMs. According to Ovum RHK, the optical components market totaled approximately $2.9 billion in 2005 of which

$1.3 billion represented sales of transceivers and transponders with another $1.6 billion representing sales of these other optical products. Other than an optical component developed for certain consumer electronics applications, we do not currently offer products for these other markets.

Demand for Optical Subsystems and Components Used in SANs

With the evolution of the Internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the primary cost of a typical information technology department. According to a recent study by the Gartner Group, the total amount of shared network storage grew at a compound annual rate of 75% per year from 2001 through 2005 and is expected to grow at a rate of almost 70% per year through 2009. Because SANs enable the sharing of resources thereby reducing the required investment in storage infrastructure, the continued growth in stored data is expected to result in the ongoing centralization of storage and the need to deploy larger SANs. The centralization of storage, in turn, is increasing the demand for higher-bandwidth solutions to provide faster, more efficient interconnection of data storage systems with servers and LANs as well as the need to connect at higher speeds over longer distances for disaster recovery applications.

A SAN typically incorporates the use of file servers containing host-bus adapters, or HBAs, for accessing multiple storage devices and switches and creating multiple paths to that storage. We are a leading supplier of optical products to manufacturers of SAN networking equipment due in part to our early work in the development of the Fibre Channel standard as well as our pioneering work in developing an economical transceiver for SANs based on the use of relatively inexpensive vertical cavity surface emitting lasers, or VCSELs. The Fibre Channel interconnect protocol, operating at 1 Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of copper-based solutions using the Small Computer Interface, or SCSI, interface protocol while maintaining backward compatibility with the installed base of SCSI-based storage systems. The original Fibre Channel specifications also included the capability for data transmission at 2, 4, 8 and 10 Gbps. SANs capable of transmitting at 2 Gbps began being deployed in 2001 while SANs operating at 4 Gbps have recently become available. Equipment providers have begun developing solutions operating at 8 Gbps although we believe the widespread use of transceivers operating at these higher speeds in the same form factor will not begin until late 2007 or later.

The future demand for equipment used to build SANs and the optical products to connect them will be influenced by several factors including:

•	the need to connect increasing numbers of storage devices and servers to a growing number of users;

•	the need to provide switched access to multiple storage systems simultaneously;

•	the increasingly mission-critical nature of stored data and the need for rapid access to this data;

•	the increase in bandwidth needed to store and retrieve larger files containing graphics and video content;

•	the expense and complexity associated with managing increasingly large amounts of data storage;

•	the increasing cost of downtime and the growing importance of disaster recovery capabilities;

•	the limitations of copper wiring in terms of speed versus distance;

•	the migration of smaller discrete SAN islands to single integrated SANs;

•	an increase in demand for higher bandwidth solutions as larger SANs serve a greater number of users across longer distances; and

•	an increase in the number of IP-based SANs deployed by small and medium sized businesses due to the lower cost and complexity associated with using the iSCSI protocol in conjunction with networking equipment capable of operating at 10Gbps.

As a result of these trends, the Dell O’ro Group estimates that the total number of SAN ports shipped in switches and HBAs will triple from 3.2 million in 2005 to 10.9 million in 2010, representing a compound annual growth rate of 28%.

Demand for Optical Subsystems Used in Ethernet LANs

Early LANs were implemented to connect a limited number of users within relatively close proximity. Most of these LANs used the Ethernet transmission protocol that was developed to allow users to share basic common services such as file servers and printers. Because these early LANs had relatively limited performance requirements, short connection distances and low transmission speeds, the equipment used in these LANs was generally connected by copper cabling.

In response to continually increasing bandwidth and performance requirements, the Gigabit Ethernet standard, which allows LANs to operate at 1 Gbps, was introduced in 1998. A 10 Gbps version of Ethernet, or 10GigE was introduced in 2002. Ethernet has become the de facto standard user interface for connecting to the public network. As a result, most residential and business subscriber traffic begins and ends over Ethernet. And while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data.

The demand for Gigabit Ethernet and 10GigE transceivers and transponders is tied closely to the demand for bandwidth. According to Merriman Curhan Ford, the amount of bandwidth added for wireline broadband access services grew at a compound annual growth rate of 40% per year from 1997 to 2005. The amount of bandwidth to be added during the next several years will be influenced by several trends including:

•	The number of subscribers to wireline and wireless services;

•	The rollout of competitive broadband networks by the telephony companies to offer voice, data, and video services to compete with cable networks; and

•	The increased availability of video-centric services such as video-on-demand, video-telephony/conferencing, video-mail and high definition television, or HDTV.

The proliferation of video-based services is expected to have a significant impact on the amount of additional bandwidth to be required in the future. It is estimated that the amount of data contained in 30 minutes of video transmission is roughly equivalent to one year worth of e-mail traffic generated by the average user. The deployment of high quality video services such as HDTV will have an even greater impact as that standard requires 5 to 6 times the amount of bandwidth as a normal compressed video signal. An analysis by Merriman Curhan Ford estimates that the amount of bandwidth to be deployed during the period 2005 through 2010 for wireline broadband access alone, excluding the impact of a second competing network, will grow from approximately 300 Gbps to 1.5 terabits per second, or Tbps, for a compound annual growth rate of 40% per year.

In order to deploy this bandwidth, equipment providers will increasingly look to the 10GigE standard. Since the 10GigE standard was ratified in June 2002, a number of optical products have been introduced for this protocol. These devices include transceivers packaged in various physical form factors, such as Xenpak, XPAK and X2, all of which use a parallel data transmission method known as XAUI. These products have historically focused on the use of 10GigE links for aggregating data traffic for MAN applications. More recently, demand has increased for 10GigE-based systems that can transport data up to 300 meters over multimode fiber typically installed in most buildings. Two product solutions have emerged for this application designed to backhaul 10GigE traffic out of a wiring closet: one using four lasers and four photodetectors known as the LX-4 and another which relies on one laser and one photodetector in conjunction with a chip that corrects for a phenomenon known as dispersion compensation in multimode fiber. Another solution, known as XFP, supports 10GigE directly through a high-speed serial interface in a smaller physical form factor. The XFP standard combines the advantages of smaller size and lower power requirements with the flexibility to handle data traffic transmitted on 10GigE LANs and Fibre Channel-based SANs, as well as MANs and WANs using equipment supporting the SONET/SDH protocols. We currently offer products based on the XFP and XPAK form factors and are currently seeking to be qualified for products based on the other form factors used for 10GigE applications, with the exception of LX-4.

As a result of the demand for more bandwidth, the Dell O’ro Group estimates that the total number of 1 and 10GigE ports shipped in switches will increase from 8.4 million in 2005 to 15.4 million in 2010, a compound annual growth rate of 13%. Most of the estimated incremental growth is for 10GigE-based products which are projected to double every year. The revenue to be realized from this expected growth will be dependent on the successful penetration of this market with new products, especially those for 10 Gbps applications.

Demand for Optical Subsystems Used in Metropolitan Area Networks

The need of residential and business users, who now have extensive gigabyte per second transmissions capacity in their buildings and local networks, to connect to the public network has resulted in new “choke” points in today’s network infrastructure: in the “First Mile” or “local loop” for network access and in MANs themselves, where islands of data are connected by a “copper straw” reducing transmission rates to megabits per second or slower over a combination of twisted pair copper wire, T-1 lines, frame relay and wireless links.

Cable networks have historically been able to deploy bandwidth to the end user using a combination of coaxial cable and fiber optic technologies enabling them to offer video-on-demand services as well as to broadcast signals based on the new HDTV format. With the deployment of Voice-Over-Internet Protocol, or VoIP, technology these networks have been able to offer a single point of contact for the end customer for voice, data and video services giving them a distinct competitive advantage over telephony-based networks that have been limited to offering internet access and telephony services only. In response, telephony-based carriers have begun to upgrade their networks in order to be able to offer internet protocol television, or IPTV, services allowing them to provide a competitive bundled service offering. The network architectures being adopted by these carriers vary but are largely referred to as fiber-to-the-home, or FTTH, or fiber-to-the-curb, or FTTC, with FTTX used as a more general term for describing these network architectures based on the deployment of fiber optics closer to the end user in order to be able to increase the amount of bandwidth required to deliver these new services. The buildout of these networks has only recently begun. In its analysis of bandwidth to be deployed from 2005 through 2010, Merriman Curhan Ford estimates that the additional bandwidth required to deploy these networks will add more than three times the current amount of bandwidth consumed by the world’s installed base of DLS and cable modem subscribers, or 1 Tbps. Combined with the projected additional bandwidth required by existing broadband wireline networks discussed above, suppliers will need to provide networking infrastructure to accommodate an increase in bandwidth of approximately 50% per year through 2010. As with all emerging technologies, these estimates are subject to a wide range of possible outcomes. Nevertheless, we believe that the construction of these next generation networks for MANs will stimulate the use of modular optical transceivers as the technology of choice as equipment designers develop next generation systems.

Technologies used to supply multi-gigabit bandwidth in these networks, such as dense wavelength division multiplexing, or DWDM, solutions using up to 32 wavelengths, are likely to be too costly to deploy on any large scale. Coarse wavelength division multiplexing, or CWDM, which combines fewer wavelengths, can provide additional bandwidth on more economical terms. CWDM systems typically use only eight wavelengths, spaced 20 nanometers, or nm, apart. While offering less capacity than DWDM systems, CWDM systems are also far less complex than DWDM systems that must be cooled and highly controlled, further adding to their cost. We believe that new technologies such as 10GigE used in conjunction with CWDM are likely to be the preferred solution in many MAN applications with DWDM solutions deployed on a limited basis where network congestion is particularly severe.

According to Lightcounting, sales of transceivers and transponders used in MANs totaled approximately $950 million in 2005, of which approximately $200 million represented sales of products with 10 Gbps applications, which we believe represents the fastest growing segment of the market. Of the $200 million market for these high-speed transceivers and transponders in 2005, approximately $160 million represented sales of 300 pin transponders. While we believe that equipment providers will migrate away from the 300 pin transponder over time in favor of products based on the XFP form factor, the pace of that transition is unclear. In addition, equipment providers have more recently extended the life of the 300 pin product through the use of lasers which can be remotely tuned to operate at a specified wavelength, thereby reducing the initial investment and operating costs associated with deploying multiple wavelength networks. This development has reduced the number of fixed-wavelength lasers that would otherwise be required and has also reduced maintenance costs. While we currently offer products based on the XFP form factor for MAN applications, we do not currently offer a 300 pin transponder or any products which incorporate the use of tunable lasers.

Demand for Optical Products Used in Wireless Networks

Wireless networks typically use fiber optic transmission to backhaul wireless traffic to the central office for switching. The deployment of next generation wireless networks, or 3G, is also expected to increase demand for connectivity as a result of the increase in the number of subscribers served as well as the new services being offered by these networks that require greater bandwidth. The Yankee Group estimates that 3G data subscribers will grow from 540,000 in 2005 to 24 million by 2008 while Merriman Curhan Ford estimates that the amount of bandwidth that will be needed to serve these customers will grow from 156 Gbps in 2005 to 894 Gbps in 2010, a compound annual growth rate of over 40%.

Demand for High-Speed Data Communication Test and Monitoring Systems

The demand for equipment to test and monitor the performance of high-speed data communications networks can generally be categorized into two major segments: equipment for testing and monitoring Gigabit Ethernet LANs; and equipment for testing and monitoring SANs. In each of these segments, equipment is sold both to original equipment manufacturers, or OEMs, who require extensive testing in the development of their products to ensure system performance and reliability and to operators of data centers who require their networks to be tested or monitored on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades. Manufacturers of both LANs and SANs typically focus on the design and development of their own products and turn to specialized independent suppliers for state-of-the-art test equipment in order to accelerate the time required to develop new products.

We have historically focused on the market for testing equipment used to build SANs based on the multiple SAN protocols including iSCSI, Fibre Channel, FCIP, and, more recently, the SAS and SATA protocols used in the disk drive industry. In addition, higher speed versions of these protocols are being introduced such as 4Gbps Fibre Channel which are also creating demand for new test equipment by systems manufacturers. The market for test equipment for systems manufacturers is well established. According to a report from Frost and Sullivan, the market for SAN test equipment totaled approximately $70 million in 2005 and is expected to grow to over $110 million by 2010.

The market for testing and monitoring SANs within data centers is fragmented with each system manufacturer supplying testing and monitoring systems for the equipment it supplies. Because a typical SAN integrates equipment based on multiple protocols, including Ethernet, and a variety of equipment is used to build a SAN, including storage arrays, file servers, switches and disk drives, the typical data center operator has had to rely on a disparate array of testing and monitoring tools, none of which provide a single unbiased view of the performance of the network. The need for such a capability has become more critical with the ongoing accumulation of data which must be stored and managed and the growing number of users who are connected to and dependent on the information residing at these data centers. We believe there is a growing market for testing and monitoring solutions for data center operators that offer a single correlated view of network traffic and that alert data center operators even before network performance becomes an issue.

The market for testing and monitoring Gigabit Ethernet LANs is well established. As higher speed transmission protocols such as 10GigE are introduced, system testing becomes more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. We believe that 10GigE will continue to drive new product designs by OEMs as well as the need to test and monitor that equipment in data centers and will be an important driver of demand for high performance, easy-to-use test systems for LANs. While we currently offer products for testing Gigabit Ethernet LANs, sales of these products currently represent a relatively small percentage of our total revenue as we focus our resources primarily on the SAN test and monitoring markets.

Business Strategy

During the late 1990’s through 2000, demand for storage and networking equipment and the optical components and subsystems that connect them was driven by new applications for the internet economy, and the storage and networking capacity that was built was far in excess of end user demand. With the resulting inventory correction in 2001, we identified several important trends that we believed would have a significant influence on how the optical subsystems and components industry would evolve in the future. Among these trends were:

•	industry consolidation involving the combination of key competitors;

•	a reduction in the number of suppliers of optical subsystems to large customers as these customers sought to ensure the financial health of their supply chain;

•	a preference by large OEMs to use suppliers who are able to offer a broad product line;

•	ongoing pricing pressures which would require lower costs of production; and

•	a tighter supply chain as a result of the increasing use of customer and supplier inventory hubs which are intended to minimize future inventory corrections, but which also require suppliers to be able to respond more quickly to greater than expected demand.

To address these trends, we made a number of important strategic decisions in order to develop a vertically integrated business model to achieve lower costs of production and to broaden our product portfolio to enhance our competitive position. Among those decisions were the following:

•	May 2001: We acquired a former disk drive facility in Ipoh, Malaysia and developed an optical transceiver manufacturing capability in order to provide low-cost, off-shore production and to improve our ability to respond quickly to increased demand from customers;

•	March 2003: We acquired Genoa Corporation in Fremont, California along with its state-of-the-art wafer fabrication facility in order to develop an internal source of long wavelength lasers (both Fabry Perot and DFB type) and achieve lower production costs for transceivers used in MAN applications;

•	April 2004: We acquired a division of Honeywell Inc. engaged in the manufacture of VCSELs to gain access to an internal source of short-wavelength lasers to achieve lower production costs for transceivers used in LAN and SAN applications;

•	Fiscal 2001-2005: We invested in critical technologies and new products to develop a broader product portfolio;

•	January 2005: We acquired certain assets of the fiber optics division of Infineon Technologies AG to gain access to new customers and broaden our product portfolio, particularly for 10GigE applications;

•	November 2005: We acquired certain assets of Big Bear Networks, Inc. related to 10GigE and 40 Gbps applications; and

•	Fiscal 2006: We undertook a major consolidation effort to rationalize our cost structure.

As a result of these actions, we have developed a vertically integrated business model that operates best when the factory and laser production facilities are highly utilized. In order to maintain our position as a leading supplier of fiber optic subsystems and components and network performance test and monitoring systems, we are continuing to pursue the following business strategies:

Continue to Invest in or Acquire Critical Technologies.  Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and network performance test systems. We have developed and acquired critical skills that we believe are essential to maintain a technological lead in our markets including high frequency semiconductor design and wafer fabrication, complex logic design, optical subassembly design, software coding, system design, and manufacturing test design. As a result of these technological capabilities, we have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first transceiver incorporating digital diagnostics (1995), the first CWDM GBIC transceiver (2001), the first DWDM GBIC transceiver (2002) and the first 4 Gbps transceiver to ship in volume (2004). We have also been a pioneer in the use of the XFP small form factor for 10GigE applications, having shipped the first product based on this protocol in 2002, the first 40 km and 80 km versions in 2004 and a DWDM version in 2005. In the field of network performance testing and monitoring, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003) and the first 4 Gbps and 10 Gbps Fibre Channel analyzers (2004). We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products, especially those capable of higher speed transmission of data, with greater capacity, over longer distances.

Expand Our Broad Product Line of Optical Subsystems.  We offer a broad line of optical subsystems which operate at varying protocols, speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, 10GigE and SONET and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs, particularly for 10 Gigabit Ethernet and SONET applications. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

Expand Our Broad Product Line of Network Performance Test and Monitoring Systems.  We offer a broad line of systems to assist our OEM customers in efficiently designing and testing their storage networking systems and we are currently exploring opportunities to develop and sell a storage-based monitoring system to data centers. We believe our test systems enable original equipment manufacturers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market. Our monitoring solutions for these networks provide real time feedback to data center operators enabling them to detect network bottlenecks and other performance related hardware issues. We have recently completed several acquisitions that have enabled us to improve and expand our line of test and monitoring systems.

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

Strengthen and Expand Customer Relationships.  Over the past 19 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets.

Continue to Strengthen Our Low-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, low-cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. Access to low-cost manufacturing resources is a key factor in the ability to offer a low-cost product solution. We acquired a manufacturing facility in Ipoh, Malaysia in order to take advantage of low-cost, off-shore labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying technologies, such as our VCSEL manufacturing capability, enables us to accelerate our product development efforts to be able to introduce new low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

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

We have introduced a full line of optical subsystems for MANs using CWDM technologies designed to deliver significant cost savings to optical networking manufacturers, compared to solutions based on DWDM technologies. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems.

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

Network Performance Test and Monitoring Systems

Our testing and monitoring solutions allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including 10GigE, iSCSI, FCIP, SAS and SATA. Our test and monitoring products have historically been sold primarily to system manufacturers who use such equipment in the development of new products for SANs. We believe we have a significant share of this market and a much smaller share of the market for testing and monitoring solutions for LANs.

Our products for testing and monitoring solutions include our Xgig product platform for Fibre Channel and Gigabit Ethernet SANs (iSCSI and FCIP), probes which tap and analyze network traffic, and other specialized equipment for testing SANs and LANs at high speeds or for network functionality and reliability.

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

Our line of probes are typically sold to operators of data centers for monitoring their installed networks on a continuous basis. They include the following:

•	our THG product line and Surveyor software for monitoring Gigabit Ethernet networks; and

•	Netwisdom which provides a comprehensive view of SAN performance including routers, switches and file servers which are typically used in a SAN network.

We also offer other specialized test equipment including generators for generating Fibre Channel traffic to stress SAN networks which are typically used in conjunction with an analyzer.

Customers

To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers. Sales to these customers accounted for 89% of our total revenues in fiscal 2006 and 86% of our total revenues in both fiscal 2005 and 2004, with the remainder of revenues in each year representing sales of network performance test and monitoring systems. Sales of products for LAN and SAN applications represented 61%, 59% and 60% of our total optical subsystems revenues in fiscal 2006, 2005 and 2004, respectively. Our test and monitoring systems are sold to original equipment manufacturers for testing and validating equipment designs and to operators of data centers for testing, monitoring and troubleshooting the performance of their Ethernet and storage-based networks. Most of our test and monitoring revenues in 2006 were derived from sales of equipment to manufacturers for testing solutions. Sales to our top three customers represented approximately 34% of our total revenues in fiscal 2006 and 39% in both fiscal 2005 and 2004. Sales to Cisco Systems accounted for 22%, 28% and 22% of our total revenues in fiscal 2006, 2005 and 2004, respectively. No other customer accounted for 10% of revenues in any of these years.

Technology

The development of high quality fiber optic subsystems and components and network performance test and monitoring systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

High Frequency Semiconductor Design.  Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon, or Si CMOS, and silicon germanium, or SiGe BiCMOS, semiconductor technologies where circuit element frequencies are very fast and can be as high as 40 Gbps. We have designed proprietary circuits including laser drivers, receiver pre-and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4 and 10 Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

Complex Logic Design.  Our network test and monitoring equipment designs are based on field programmable gate arrays, or FPGAs. Our network products are being used to operate with clock frequencies of up to 212.5 megahertz, or MHz, and logic densities up to 6 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products. For our optical transceivers, we have developed controller integrated circuits containing up to 100,000 gates based on the use of VHDL and mixed signal designs.

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

Wafer Fabrication.  The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN receivers and 1310 nm FP and DFB lasers used in our longer distance transceivers. These longer distance products comprised approximately 40% of our optical subsystem revenues in fiscal 2006. Our foundry currently supplies only our internal demand for PIN receivers and FP lasers. We expect to qualify our internally fabricated DFB lasers during fiscal 2007. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing 850 nm VCSEL components used in all of our short distance transceivers for LAN and SAN applications. These applications represented 61% of our optical subsystem revenues in fiscal 2006.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for datacom applications based on the Fibre Channel and Ethernet protocols include JDS Uniphase Corporation, Avago Technologies (formerly part of Agilent Technologies, Inc.) and Intel. Our principal competitors for optical transceivers sold for MAN and telecom applications based on the SONET/SDH protocols include Sumitomo and Mitsubishi.

We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our low-cost manufacturing facility in Ipoh, Malaysia. We believe that the recent introduction of a number of products for 10GigE applications has strengthened our position in the optical subsystem market. We believe that the addition of our new Xgig product line for testing and monitoring multiple network protocols within the same hardware platform combined with unique software solutions for monitoring and troubleshooting SANs has strengthened our competitive position within the network test and monitoring market.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by one world-wide distributor, one domestic distributor, 17 domestic manufacturers’ representatives and three international manufacturers’ representatives. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by 10 domestic manufacturers’ representatives and 35 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility in May 2001 has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. During fiscal 2005, we transferred a portion of our new product introduction operations from our facility in Sunnyvale, California to our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications in Shanghai, China. We continue to conduct a portion of our new product introduction activities at our Sunnyvale facility where we also conduct supply chain management for certain components, quality assurance and documentation control operations. We conduct wafer fabrication operations at our facilities in Fremont, California. The operations of our Advanced Optical Components, or AOC, Division, which we acquired from Honeywell International Inc. in March 2004, including wafer fabrication, are currently conducted at a facility in Richardson, Texas that we lease from Honeywell. In the fourth quarter of fiscal 2005, we leased a facility in Allen, Texas, and we are preparing to fully transfer the operations of the AOC Division to this facility in the second half of fiscal 2007.

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

Research and Development

In fiscal 2006, 2005 and 2004, our research and development expenses were $51.9 million, $62.8 million and $62.2 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other markets, including the automotive and consumer electronics industries. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own 522 issued U.S. patents and 748 U.S. patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents (see “Item 3. Legal Proceedings”), and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 30 2006, we employed approximately 3,688 full-time employees, 595 of whom were located in the United States and 3,093 of whom were located at our production facilities in Ipoh, Malaysia, Shanghai, China and Singapore where we conduct research and development activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that there is a positive employee relations environment within the company.

Available Information

Our website is located at www.finisar.com. Electronic copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our website as soon as practicable after we electronically file such material with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

We incurred net losses of $24.9 million, $114.1 million and $113.8 million in our fiscal years ended April 30, 2006, 2005 and 2004, respectively. Although we recorded net income of $10.0 million in the second half of fiscal 2006, our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to sustain profitability.

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

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% and 5 1/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250.3 million at April 30, 2006. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

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

If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components, we may lose sales and damage our customer relationships

In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products. For example, we now manufacture most of the lasers used in our optical subsystems at wafer fabrication facilities located in Allen, Texas and Fremont, California. As a result of this increased vertical integration, we have become increasingly dependent on our internally-produced components. The manufacture of these components, including the fabrication of wafers, involves highly complex processes. Minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. We have recently experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the delivery of components to our subsystem assembly facilities. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Such delays could harm our relationships with customers and have an adverse effect on our business.

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results

Since October 2000, we have completed the acquisition of eight privately-held companies and certain businesses and assets from six other companies. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies. Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 10 of our 14 acquisitions, we issued stock as all or a portion of the consideration. The issuance of stock in these and any future transactions has or would dilute stockholders’ percentage ownership.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 44.0% of our revenues in fiscal 2006, including Cisco Systems, which represented 22.3%. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

The markets in which we sell our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented over the past several years, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

Continued competition in our markets may lead to a reduction in our prices, revenues and market share

The markets for optical subsystems and components and network performance test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Other companies, including some of our customers, may enter the market for optical subsystems and network test and monitoring systems. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with JDS Uniphase, Avago Technologies (formerly part of Agilent Technologies), Intel, Mitsubishi, Sumitomo and a number of smaller vendors. For network test and monitoring systems, we compete primarily with LeCroy Corporation and Agilent Technologies. Our competitors continue to introduce improved products with lower prices, and we will have to do the same to remain competitive. In addition, some of our current and potential customers may attempt to integrate their operations by producing their own optical components and subsystems and network test and monitoring systems or acquiring one of our competitors, thereby eliminating the need to purchase our products. Furthermore, larger companies in other related industries, such as the telecommunications industry, may develop or acquire technologies and apply their significant resources, including their distribution channels and brand name recognition, to capture significant market share in the industry segments in which we participate.

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

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results

Through fiscal 2006, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During the first quarter of fiscal 2006 we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. In addition, during fiscal 2006, we recognized $2.1 million of losses related to another investment accounted for under the equity method. We may be required to write off all or a portion of the $15.1 million in such investments remaining on our balance sheet as of April 30, 2006 in future periods and to recognize additional losses related to certain of our investments.

We are subject to pending legal proceedings

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement. Subsequently, the Court held a hearing on April 24, 2006 to consider final approval of the settlement and has yet to issue a decision. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are located in California, Texas, Malaysia and China.

We lease a 92,000 square foot building in Sunnyvale, California for our corporate headquarters under a lease that expires in February 2020. We conduct research and development, sales and marketing, general and administrative and limited manufacturing operations at our Sunnyvale facilities.

We own a 640,000 square foot manufacturing facility in Ipoh, Malaysia, where we conduct our principal manufacturing operations. The land upon which the facility is located is subject to a long term lease that expires in June 2055.

We lease facilities, totaling approximately 44,000 square feet, in Fremont, California under leases that expire in February 2007. We conduct wafer fabrication operations at these facilities. We are currently negotiating an extension of this lease.

We lease approximately 18,250 square feet of general office space in Scotts Valley, California under a lease that expires in November 2010. We acquired this leased facility in connection with our acquisition of InterSAN in May 2005.

We lease approximately 26,400 square feet of general office space in Eden Prairie, Minnesota under a lease that expires in March 2010. We acquired this leased facility in connection with our acquisition of I-TECH in April 2005. We consolidated the former I-TECH operations at our other facilities in the first quarter of fiscal 2006 and are seeking to sublease the Minnesota facility. The facility is currently vacant.

We lease approximately 57,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of our subsidiary, Transwave Fiber (Shanghai), Inc. This lease expires in August 2007.

We lease a 160,000 square foot facility in Allen, Texas, where we conduct the principal manufacturing operations for our AOC Division under a lease that expires in February 2020. A portion of this facility consisting of approximately 35,000 square feet is currently subleased. In connection with our acquisition of Honeywell’s VCSEL Optical Products business unit, we entered into a lease with Honeywell for a manufacturing facility in Richardson, Texas, totaling approximately 50,000 square feet, where a small portion of the operations of our AOC Division remain. This lease expires in November 2006.

We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of our Medusa Technologies Division. This lease expires in July 2008.

We lease approximately 13,600 square feet of general office space in Singapore under a lease that expires in October 2008. We conduct research and development and logistics operations at this facility.

Item 3.	Legal Proceedings

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the final form, substance and program of class notice and the scheduling of a fairness hearing to consider final approval of the settlement. Subsequently, the Court held a hearing on April 24, 2006 to consider final approval of the settlement and has yet to issue a decision. If the settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent has been willfully infringed and awarded us damages of $78,920,250.25. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to about $13.4 million. Finally, the Court awarded us costs associated with the litigation, exclusive of attorneys’ fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to us at the rate of $1.60 per set-top box through the duration of the patent, which expires in April 2012. During the hearing, the Court also denied all pending motions not previously ruled on, including DirecTV’s motions requesting the Court to set aside or reverse the jury verdict. The Court entered final judgment in our favor and against DirecTV on July 7, 2006. DirecTV has indicated in post-trial press releases that it intends to appeal the decision.

On September 6, 2005, we filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleged that Agilent willfully infringed our U.S. Patents No. 5,019,769 and No. 6,941,077, relating to our digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint sought damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. We also sought to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, we filed an amended complaint adding allegations of infringement of our U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to our digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court had set a trial date of September 4, 2007. In July 2006, we, on the one hand, and Agilent and Verigy Pte. Ltd. (a Singaporean corporation created from Agilent’s semiconductor test business after the suit began), on the other hand, reached a settlement agreement, which included a cross-covenant not to sue the other parties for infringement of fiber optic patents in their respective portfolios. Under terms of the settlement, the parties agreed to dismiss the suit and countersuit.

On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against us in the United States District Court for the District of Delaware, alleging that our short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. Without ever having served the complaint on us, the Avago entities dismissed their suit without prejudice on March 2, 2006. We believe that the allegations by the Avago entities were without merit. In July 2006, we and the Avago entities signed a cross-license agreement covering the parties’ respective fiber optic patent portfolios. The agreement resolves, among other things, any previous issues with respect to U.S. Patent Nos. 5,359,447 and 5,761,229.

On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued us in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleged that we violated federal antitrust laws and the Lanham Act and committed defamation per se by, among other things, disparaging Epoch’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint sought damages in the amount of $9 million. The federal action was based largely on facts similar to those alleged by Epoch in an action against us filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleged interference with contract and unfair business practices and sought damages of approximately $5 million. The state court complaint alleged, among other things, that we interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on our products. On April 5, 2005, we filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. As alleged by Us — and by EMC — EMC canceled Epoch’s sale contract because it learned that Epoch had bribed a now-terminated EMC employee to get the contract in the first instance. Trial in the state action was set for February 25, 2006. On January 30, 2006, we filed a motion to dismiss the federal complaint in its entirety. On February 21, 2006, the Court issued an order granting our motion and dismissing all of Epoch’s claims without prejudice. Prior to the entry of that order, at a February 7, 2006 mandatory settlement conference in the state action, the parties agreed to settle both lawsuits on the basis of mutual dismissals with prejudice and mutual releases with no money changing hands. Both federal and state cases have since been dismissed with prejudice.

On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against us for declaratory judgment in the United States District Court for the Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that our U.S. Patent No. 5,404,505 (the “’505 patent”) is not infringed by Comcast and is invalid. The ’505 patent is the same patent alleged by us in our lawsuit against DirecTV. We believe the suit to be without merit and are currently reviewing our options in response to the complaint.

On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed a complaint against us for declaratory judgment in the United States District Court for the

District of Delaware. EchoStar seeks a declaratory judgment that it does not infringe our ’505 patent. The ’505 patent is the same patent alleged by us in our lawsuit against DirecTV. We believe the suit to be without merit and are currently reviewing our options in response to the complaint.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2006.

Executive Officers of the Registrant

Our executive officers and their ages as of June 30, 2006, are as follows:

Name	Position(s)	Age

Jerry S. Rawls	Chairman of the Board, President and Chief Executive Officer	61
David Buse	Senior Vice President and General Manager, Network Tools Division	55
Anders Olsson	Senior Vice President, Engineering	54
Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary	55
Joseph A. Young	Senior Vice President and General Manager, Optics Division	49

Jerry S. Rawls has served as a member of our board of directors since March 1989 and as our Chairman of the Board since January 2006. Mr. Rawls has served as our Chief Executive Officer since August 1999. Mr. Rawls has also served as our President since April 2003 and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

David Buse has served as our Senior Vice President and General Manager, Network Tools Group, since June 2005. Mr. Buse joined Finisar in December 2003 as our Senior Vice President, Sales and Marketing. From May 2002 to September 2003, Mr. Buse was employed as Vice President of Worldwide Sales and Marketing of Silicon Bandwidth, an interconnect technology company. Prior thereto, he spent over 20 years at Raychem/Tyco in various positions, most recently serving as Americas National Sales Manager. Mr. Buse holds a B.S. in Engineering Management from the United States Air Force Academy and an M.B.A. from UCLA.

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

Joseph A. Young has served as our Senior Vice President and General Manager, Optics Group, since June 2005. Mr. Young joined Finisar in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from

December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2006 Quarter Ended:
April 30, 2006	$5.13	$2.49
January 31, 2006	$2.72	$1.49
October 31, 2005	$1.54	$0.87
July 31, 2005	$1.30	$1.01
Fiscal 2005 Quarter Ended:
April 30, 2005	$1.26	$1.12
January 31, 2005	$1.78	$1.66
October 31, 2004	$1.47	$1.42
July 31, 2004	$1.53	$1.41

The closing price of our common stock as reported on the Nasdaq National Market on June 30, 2006 was $3.27. The approximate number of stockholders of record on June 30, 2006 was 457. We estimate that there are approximately 61,000 beneficial owners of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2006, 2005 and 2004 and the balance sheet data as of April 30, 2006 and 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2003 and 2002 and the balance sheet data as of April 30, 2004, 2003 and 2002 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$325,956	$241,582	$160,025	$136,846	$112,333
Network test and monitoring systems	38,337	39,241	25,593	29,636	34,932

Total revenues	364,293	280,823	185,618	166,482	147,265
Cost of revenues	247,126	205,631	143,585	130,501	136,626
Amortization of acquired developed technology	17,671	22,268	19,239	21,983	27,119
Impairment of acquired developed technology	853	3,656	—	—	—

Gross profit (loss)	98,643	49,268	22,794	13,998	(16,480)

Operating expenses:
Research and development	51,903	62,799	62,193	60,295	54,372
Sales and marketing	31,925	29,783	20,063	20,232	21,448
General and administrative	29,408	23,374	16,738	15,201	19,419
Amortization of (benefit from) deferred stock compensation	—	162	(105)	(1,719)	11,963
Acquired in-process research and development	—	1,558	6,180	—	2,696
Amortization of purchased intangibles	1,747	1,104	572	758	129,099
Impairment of tangible assets	—	18,798	—	—	—
Impairment of goodwill and intangible assets	—	—	—	10,586	—
Restructuring costs	3,064	287	382	9,378	—
Other acquisition costs	—	—	222	198	3,119

Total operating expenses	118,047	137,865	106,245	114,929	242,116
Loss from operations	(19,404)	(88,597)	(83,451)	(100,931)	(258,596)
Interest income	3,482	2,396	3,171	4,689	6,127
Interest expense	(15,842)	(14,468)	(28,872)	(11,388)	(6,195)
Other income (expense), net	9,346	(12,582)	(4,347)	(51,314)	1,360

Loss before income taxes and cumulative effect of an accounting change	(22,418)	(113,251)	(113,499)	(158,944)	(257,304)
Provision (benefit) for income taxes	2,501	856	334	229	(38,566)

Loss before cumulative effect of an accounting change	(24,919)	(114,107)	(113,833)	(159,173)	(218,738)
Cumulative effect of an accounting change to adopt SFAS 142	—	—	—	(460,580)	—

Net loss	$(24,919)	$(114,107)	$(113,833)	$(619,753)	$(218,738)

	Fiscal Years Ended April 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Net loss per share — basic and diluted:
Before cumulative effect of an accounting change	$(0.09)	$(0.49)	$(0.53)	$(0.82)	$(1.21)
Cumulative effect of an accounting change to adopt SFAS 142	$—	$—	$—	$(2.35)	$—

Net loss per share — basic and diluted:	$(0.09)	$(0.49)	$(0.53)	$(3.17)	$(1.21)

Shares used in computing net loss per share — basic and diluted	290,518	232,210	216,117	195,666	181,136
Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Net loss	$(24,919)	$(114,107)	$(113,833)	$(619,753)	$(90,957)
Net loss per share — basic and diluted	$(0.09)	$(0.49)	$(0.53)	$(3.17)	$(0.50)
Shares used in computing net loss per share — basic and diluted	290,518	232,210	216,117	195,666	181,136

	As of April 30,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$118,786	$102,362	$143,398	$119,438	$144,097
Working capital	158,672	91,799	172,892	149,967	222,603
Total assets	505,874	486,588	494,705	423,606	1,041,281
Long-term liabilities	263,581	265,274	233,732	101,531	106,869
Total stockholders’ equity	176,955	144,290	202,845	274,980	879,002

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Item 1A. Risk Factors.” The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this document.

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

The principal strategic goal of most of our acquisitions to date related to our optical subsystems and components business has been to broaden our optical product portfolio and gain access to leading-edge technology for the manufacture of optical components in order to improve the performance and reduce the cost of our optical subsystem products. In March 2004, we acquired a division of Honeywell International Inc. engaged in the design and manufacture of vertical cavity surface emitting lasers, or VCSELs, components used in all of our short distance LAN/SAN transceiver products, in order to reduce our costs of production and to gain access to VCSEL technology in order to accelerate the pace of developing new higher speed transceiver products and diversify into new markets by developing products for consumer and automotive applications. As a result of the Honeywell acquisition, we are now also selling VCSELs on a stand-alone basis to other manufacturers of subsystems. We acquired the transceiver and transponder assets of Infineon Technologies in January 2005 in order to broaden our product portfolio and gain exposure to new customers. We acquired certain assets of Big Bear Networks in November 2005 in order to gain access to new technology and products operating at 40Gb/s.

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

Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. We have been manufacturing our optical subsystem products at our subsidiary in Ipoh, Malaysia, since fiscal 2002. We manufacture VCSELs used in our LAN/SAN products at our facility in Allen, Texas. We manufacture long wavelength FP and certain DFB lasers used in our MAN and telecom products at our facility in Fremont, CA. We manufacture certain passive components used in our MAN and telecom products at our facility in Shanghai, China. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California. As a result of building a vertically integrated business model, our manufacturing cost structure has become more fixed. While this can be beneficial during periods when demand is strong, it can be more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we undertook measures to reduce our operating costs in order to become profitable toward the end of fiscal 2006, there can be no assurance that we will be able to reduce our cost of revenues enough to sustain profitability during periods of weak demand or when our product mix is unfavorable or when average selling prices are low.

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

In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of the unvested portion of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense has steadily decreased over time and was fully amortized at the end of fiscal 2005. No deferred compensation expense was recognized in fiscal 2006.

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

Recent Acquisitions

Acquisition of Honeywell VCSEL Optical Products Business

On March 1, 2004, we completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expenses totaling approximately $80.9 million in cash and $1.2 million in our common stock. The acquisition was accounted for under the purchase method of accounting. The results of operations of this business unit, which we now refer to as our Advanced Optical Components, or AOC, Division were included in our consolidated financial statements beginning on March 1, 2004.

Acquisition of Assets of Data Transit Corp.

On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. During fiscal 2006, we issued 15,082,865 shares of common stock upon the conversion of all of the principal and interest on this note. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the second quarter of fiscal 2005.

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

Acquisition of I-TECH Corp.

On April 8, 2005, we completed the acquisition of I-TECH Corp., a privately-held network test and monitoring company. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million. During fiscal 2006, we issued 10,107,550 shares of common stock upon the conversion of all of the principal and interest on these notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth fiscal quarter of fiscal 2005.

Acquisition of InterSAN, Inc.

On May 12, 2005, we completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California. Under the terms of the acquisition agreement, InterSAN merged with a wholly-owned subsidiary of Finisar and the holders of InterSAN’s securities received 7,132,229 shares of Finisar common stock having a value of approximately $8.8 million at the time of the acquisition. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the first quarter of fiscal 2006.

Acquisition of Big Bear Networks, Inc.

On November 15, 2005, we completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements for the third quarter of fiscal 2006.

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

Revenue Recognition, Warranty and Sales Returns

Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Specifically, we recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. For units of accounting which include more than one deliverable, we generally recognize all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

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

Investment in Equity Securities

For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2006, the carrying value of these investments totaled $15.1 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Restructuring Accrual

During the fiscal year ended April 30, 2004, we initiated actions to further reduce our cost structure due to sustained negative economic conditions that had impacted our financial performance. During the first quarter of fiscal 2004, we completed the closure of our subsidiary, Demeter Technologies, Inc. In addition, we began closing our German operations and reducing the German workforce of approximately 10 employees engaged in research and development in the optical subsystems and components reporting segment. As a result of these restructuring activities, a charge of $2.2 million was incurred in the first quarter. The restructuring charge included $800,000 of severance-related charges, approximately $600,000 of fees associated with the early termination of our facilities lease in Germany, approximately $450,000 for remaining payments for excess leased equipment and approximately $300,000 of miscellaneous costs incurred to effect the closures.

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

During the second quarter of fiscal 2006, we consolidated our Sunnyvale facilities into one building and permanently exited a portion of our Scotts Valley facility. As a result of these activities, we recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to our optical subsystems and components segment and $1.2 million related to our network test and monitoring systems segment.

The facilities consolidation charges were calculated using estimates that were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. As of April 30, 2006, $1.7 million of committed facilities payments remains accrued and are expected to be fully utilized by fiscal 2011.

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

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We operate two reporting units, optical subsystems and components and network test and monitoring systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

During the fourth quarters of fiscal 2004, 2005 and 2006, we performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required. At April 30, 2006 our investment in goodwill and intangible assets was $124.5 and $19.2 million, respectively.

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

During the second fiscal quarter of 2005, we determined that the remaining intangible assets related to certain purchased passive optical technology, acquired from New Focus, Inc. in May 2002, were obsolete, and had a fair value of zero. Accordingly, an impairment charge of $3.7 million was recorded against the remaining net book value of these assets during that quarter.

During the second fiscal quarter of 2006, we determined that there had been an impairment in the value of intangible assets associated with certain products acquired in the acquisition of Genoa Corporation in April 2003 and in the acquisition of Transwave Fiber Inc. in May 2001, and we recorded an impairment charge of $853,000 related to these assets.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2006	2005	2004

Revenues
Optical subsystems and components	89.5%	86.0%	86.2%
Network test and monitoring systems	10.5	14.0	13.8

Total revenues	100.0	100.0	100.0
Cost of revenues	67.8	73.2	77.4
Amortization of acquired developed technology	4.9	7.9	10.4
Impairment of acquired developed technology	0.2	1.4	—

Gross profit	27.1	17.5	12.3

Operating expenses:
Research and development	14.2	22.4	33.5
Sales and marketing	8.8	10.6	10.8
General and administrative	8.1	8.3	9.0
Amortization of (benefit from) deferred stock compensation	—	0.1	(0.1)
Acquired in-process research and development	—	0.6	3.3
Amortization of purchased intangibles	0.5	0.4	0.3
Impairment of tangible assets	—	6.7	—
Restructuring costs	0.8	0.1	0.2
Other acquisition costs	—	—	0.1

Total operating expenses	32.4	49.1	57.2
Loss from operations	(5.3)	(31.5)	(45.0)
Interest income	0.9	0.9	1.7
Interest expense	(4.3)	(5.2)	(15.6)
Other income (expense), net	2.6	(4.5)	(2.3)

Loss before income taxes	(6.1)	(40.3)	(61.1)
Provision for income taxes	0.7	0.3	0.2

Net loss	(6.8)%	(40.6)%	(61.3)%

Comparison of Fiscal Years Ended April 30, 2006 and 2005

Revenues.  Revenues increased $83.5 million, or 29.7%, to $364.3 million in fiscal 2006 compared to $280.8 million in fiscal 2005. Sales of optical subsystems and components and network test and monitoring systems represented 89.5% and 10.5%, respectively, of total revenues in fiscal 2006, compared to 86.0% and 14.0%, respectively, in fiscal 2005.

Optical subsystems and components revenues increased $84.4 million, or 34.9%, to $326.0 million in fiscal 2006 compared to $241.6 million in fiscal 2005. Our acquisition on January 31, 2005, of certain assets of Infineon’s fiber optics business unit contributed $26.1 million in revenues in fiscal 2006 compared to $4.9 million in fiscal 2005. Excluding the effect of the Infineon acquisition, sales of optical subsystems and components increased $63.2 million, or 26.7%, in fiscal 2006. Of the total increase in optical subsystems and components revenues of $84.4 million, sales of products for short distance LAN/SAN applications increased $57.7 million, or 40.0%, and sales of products for MAN and telecom applications increased $27.0 million, or 28.0%. The increase in revenues from the sale of these products was primarily the result of an increase in the volume of units sold to new and existing customers.

Network test and monitoring systems revenues decreased $904,000, or 2.3%, to $38.3 million in fiscal 2006 compared to $39.2 million in fiscal 2005. The decrease in revenues was primarily due to a decrease in demand resulting from a product lifecycle transition as OEM system manufacturers complete their transition from 2Ghz to 4Ghz models, partially offset by revenues related to acquired businesses.

Amortization of Acquired Developed Technology.  Amortization of acquired developed technology, a component of cost of revenues, decreased $4.6 million, or 20.6%, in fiscal 2006 to $17.7 million compared to $22.3 million in fiscal 2005. The decrease reflects the impairment charges recorded in fiscal 2006 and 2005 as well as the roll-off of certain fully amortized assets during fiscal 2006.

Impairment of Acquired Developed Technology.  Impairment of acquired developed technology, a component of cost of revenues, decreased $2.8 million, or 76.7%, in fiscal 2006 to $853,000 compared to $3.7 million in fiscal 2005. Included in the balances in fiscal 2006 was an impairment charge of $853,000 to write off technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fiber Inc., in May 2001. Each of these products was discontinued during the second quarter of fiscal 2006. Included in the balances for fiscal 2005 was an impairment charge of $3.7 million to write off the remaining book value of certain passive optical technology associated with our acquisition of assets of New Focus, Inc. in May 2002.

Gross Profit.  Gross profit increased $49.3 million, or 100.2%, to $98.6 million in fiscal 2006 compared to $49.3 million in fiscal 2005. Gross profit as a percentage of total revenue was 27.1% in fiscal 2006 compared to 17.5% in fiscal 2005. We recorded charges of $9.3 million for obsolete and excess inventory in fiscal 2006 and $11.3 million in fiscal 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $3.6 million in fiscal 2006 and $9.3 million in fiscal 2005. As a result, we recognized a net charge of $5.7 million in fiscal 2006 compared to $2.0 million in fiscal 2005. Excluding the amortization of acquired developed technology and the impairments thereon and the net impact of excess and obsolete inventory charges, gross profit would have been $122.9 million, or 33.7% of revenue, in fiscal 2006, compared to $77.2 million, or 27.5% of revenue in fiscal 2005. The increase in adjusted gross profit margin was primarily due to the 29.7% increase in revenue driven by increases in unit volume compared to an increase in manufacturing spending of 17.8% combined with decreases in material costs. Manufacturing overhead in fiscal 2006 included accelerated depreciation charges of $1.7 million for abandoned leasehold improvements and equipment and duplicate manufacturing facility costs of $2.8 million at our Advanced Optical Components Division as a result of our move to a new manufacturing facility in Texas which adversely impacted our gross profit margin.

Research and Development Expenses.  Research and development expenses decreased $10.9 million, or 17.4%, to $51.9 million in fiscal 2006 compared to $62.8 million in fiscal 2005. The decrease was primarily due to $5.5 million in reductions in spending for materials used to develop new products, $2.7 million in reductions in temporary labor and consulting services, and $913,000 in reductions in facility and corporate allocations as a result of corporate cost reductions. Included in research and development expenses in fiscal 2006 were charges of

$1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 14.2% in fiscal 2006 compared to 22.4% in fiscal 2005 as a result of decreased spending and increased revenues.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.1 million, or 7.2%, to $31.9 million in fiscal 2006 compared to $29.8 million in fiscal 2005. The increase in sales and marketing expenses was primarily due to a $1.2 million increase in personnel-related costs and a $1.6 million increase in commission expense as a result of increased revenues, offset by reductions in marketing costs. Sales and marketing expenses as a percent of revenues decreased to 8.8% in fiscal 2006 compared to 10.6% in fiscal 2005.

General and Administrative Expenses.  General and administrative expenses increased $6.0 million, or 25.8%, to $29.4 million in fiscal 2006 compared to $23.4 million in fiscal 2005. The increase was primarily due to an increase in legal expense of $2.5 million as a result of patent related litigation. Personnel related costs increased $1.7 million, including $237,000 for reduction in force related expenses, and our allowance for aged receivables based on a formula used to quantify receivables that might not be collectable increased $1.1 million primarily as a result of higher revenues, although actual bad debt write-offs were less than $100,000 in fiscal 2006. Also included in general and administrative costs in fiscal 2006 were accelerated depreciation charges of $130,000 related to abandoned equipment and accelerated amortization charges of $648,000 related to abandoned patents. General and administrative expenses as a percent of revenues decreased to 8.1% in fiscal 2006 compared to 8.3% in fiscal 2005.

Amortization of (Benefit from) Deferred Stock Compensation.  We recorded no expense for amortization of deferred stock compensation costs in fiscal 2006, compared to $162,000 in fiscal 2005. The benefit from deferred stock compensation is related to the termination of employees during a period with deferred compensation associated with their stock options and the effects of the graded vested method of amortization which accelerates the amortization of deferred compensation.

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses decreased $1.6 million, or 100%, to $0 in fiscal 2006 compared to $1.6 million in fiscal 2005. In fiscal 2005, $318,000 was related to the acquisition of Data Transit, $1.1 million was related to the acquisition of Infineon’s optical transceiver products, and $114,000 was related to the acquisition of I-TECH.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles increased $643,000, or 58.2%, to $1.7 million in fiscal 2006 compared to $1.1 million in fiscal 2005. The increase was due to purchased intangibles related to our acquisitions of Infineon, I-Tech and InterSAN.

Impairment of Tangible Assets.  During the quarter ended January 31, 2005, we recorded an impairment charge if $18.8 million to write down the carrying value of one of our corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to our retention of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the fourth quarter of fiscal 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2006, the carrying value of the financing liability, included in other long-term liabilities, was $12.0 million and the current portion of the financing liability, included in the current portion of long-term liabilities, was $297,000.

Restructuring Costs.  During the second quarter of fiscal 2006, we completed the consolidation of our Northern California facilities. The restructuring charges included the remaining value of non-cancelable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000. We recorded a restructuring charge of $287,000 in fiscal 2005 to adjust the operating lease liability for our Hayward facility that was closed in fiscal 2003.

Interest Income.  Interest income increased $1.1 million, or 45.3%, to $3.5 million in fiscal 2006 compared to $2.4 million in fiscal 2005. The increase was primarily the result of increasing investment balances and rising interest rates during fiscal 2006.

Interest Expense.  Interest expense increased $1.4 million, or 9.5%, to $15.8 million in fiscal 2006 compared to $14.5 million in fiscal 2005. Interest expense is primarily related to our convertible subordinated notes due in

2008 and 2010. Interest expense related to these notes was $13.5 million and $13.3 million, of which, $4.5 million and $4.3 million was the amortization of the beneficial conversion feature of these notes in fiscal 2006 and 2005, respectively. The increase in interest expense in fiscal 2006 was primarily related to notes associated with the acquisitions of Data Transit and I-TECH, a minority investment in Cyoptics and a financing liability recorded as a result of the sale-leaseback of one of our corporate facilities. The principal and interest balances associated with the Data Transit, I-TECH and Cyoptics notes were converted into shares of common stock in fiscal 2006.

Other Income (Expense), Net.  Other income (expense), net, decreased $21.9 million, or 174.3%, to income of $9.3 million in fiscal 2006 compared to an expense of $12.6 million in fiscal 2005. In the third quarter of fiscal 2006, we recorded a gain on the sale of a minority equity investment of $11.0 million. In the fourth quarter of fiscal 2005, we recorded an impairment charge of $10.0 million to write-off a minority equity investment in a company. The remaining expense in fiscal 2006 and 2005 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.

Provision for Income Taxes.  We recorded an income tax provision of $2.5 million for fiscal 2006 compared to $856,000 for fiscal 2005. The income tax provision in fiscal 2006 and 2005 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either fiscal 2006 or 2005. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

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

Gross Profit.  Gross profit increased $26.5 million, or 116.1%, to $49.3 million in fiscal 2005 compared to $22.8 million in fiscal 2004. Gross profit as a percentage of total revenue was 17.5% in fiscal 2005 compared to 12.3% in fiscal 2004. We recorded charges of $11.3 million for obsolete and excess inventory in fiscal 2005 and $22.3 million in fiscal 2004. We sold inventory that was written-off in previous periods resulting in a benefit of $9.3 million in fiscal 2005 and $17.9 million in fiscal 2004. As a result, we recognized a net charge of $2.0 million in fiscal 2005 compared to $4.4 million in fiscal 2004. Excluding the amortization of acquired developed technology and the impairments thereon and the net impact of excess and obsolete inventory charges, gross profit would have been $77.2 million, or 27.5% of revenue, in fiscal 2005, compared to $46.4 million, or 25.0% of revenue in fiscal 2004. The increase in gross profit was primarily due to an increase in unit sales across most of our product lines, which spread our fixed overhead costs over a higher production volume, reduced material costs, and a favorable shift of product mix to an increased percentage of sales of products for longer distance MAN and telecom applications that typically have higher margins than our products for shorter distance LAN/SAN applications, as well as increased sales of network test and monitoring systems that have higher margins than optical subsystems and components.

Research and Development Expenses.  Research and development expenses increased $606,000, or 1.0%, to $62.8 million in fiscal 2005 compared to $62.2 million in fiscal 2004. The increase in research and development expenses was primarily due to a $3.8 million increase in spending as a result of our acquisition of Honeywell’s VCSEL optical products business unit, partially offset by lower depreciation costs which were the result of accelerated depreciation recorded in conjunction with the shutdown of our operations at our Demeter Technologies, Inc. subsidiary in the first quarter of fiscal 2004. Research and development expenses as a percent of revenues decreased to 22.4% in fiscal 2005 compared to 33.5% in fiscal 2004 as a result of increased revenues.

Sales and Marketing Expenses.  Sales and marketing expenses increased $9.7 million, or 48.4%, to $29.8 million in fiscal 2005 compared to $20.1 million in fiscal 2004. The increase in sales and marketing expenses was primarily due to a $5.0 million increase in personnel-related costs, a $1.6 million increase in commission expense and a $1.3 million increase in advertising and marketing costs, all associated with our increase in revenues. Sales and marketing expenses as a percent of revenues decreased to 10.6% in fiscal 2005 compared to 10.8% in fiscal 2004.

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

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses decreased $4.6 million, or 74.8%, to $1.6 million in fiscal 2005 compared to $6.2 million recorded in fiscal 2004. In fiscal 2005, $318,000 was related to the acquisition of Data Transit, $1.1 million was related to the acquisition of assets related to Infineon’s fiber optics business unit, and $114,000 was related to the acquisition of I-TECH. The amount recorded in fiscal 2004 was related to the acquisition of Honeywell’s VCSEL Optical Products business unit.

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

Other Income (Expense), Net.  Other income (expense), net, increased $8.2 million, or 189.4%, to an expense of $12.6 million in fiscal 2005 compared to an expense of $4.3 million in fiscal 2004. In the fourth quarter of fiscal 2005, we recorded an impairment charge of $10.0 million to writeoff a minority equity investment in a company. The remaining expense in fiscal 2005 and 2004 primarily consisted of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs.

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

Liquidity and Capital Resources

At April 30, 2006, cash, cash equivalents and “available-for-sale” investments totaled $118.8 million compared to $102.4 million at April 30, 2005. Restricted securities, used to secure future interest payments on our convertible debt were $5.5 million at April 30, 2006 compared to $9.1 million at April 30, 2005. At April 30, 2006, total short and long term debt was $247.8 million, compared to $267.8 million at April 30, 2005. The decrease in debt during fiscal 2006 was primarily due to the conversion into common stock of convertible notes issued in connection with the acquisitions of Data Transit and I-TECH and a minority investment in a private company, offset by an equipment loan from our bank with an outstanding principal balance of $9.3 million at April 30, 2006.

Net cash used by operating activities totaled $1.6 million in fiscal 2006, compared to $28.0 million in fiscal 2005 and $32.8 million in fiscal 2004. The use of cash in operating activities in fiscal 2006 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in fiscal 2006 included cash inflows of $13.4 million offset by outflows of $39.1 million. Cash inflows were primarily due to a $4.8 million increase in accrued compensation, a $3.5 million increase in accounts payable and a $2.4 million increase in deferred income taxes. The increase in accrued compensation was primarily due to the timing of bonus payments accrued and not yet paid at year-end. The increase in accounts payable was primarily due to increases in the dollar volume of payments as a result of increased unit volumes over the prior year and timing of payments. The increase in deferred income taxes was primarily due to the book and tax differences associated with the amortization of goodwill related to certain asset acquisitions. Cash outflows were primarily due to an $19.1 million increase in inventories, a $14.7 million increase in accounts receivable and a $5.3 million increase in other assets. The increases in inventories and accounts receivable were due to increases in revenues and unit volume. The increase in other assets was primarily due to investments in our patent portfolio.

Net cash provided by investing activities totaled $12.8 million in fiscal 2006 compared to cash used by investing activities of $27.9 million in fiscal 2005, and $88.3 million in fiscal 2004. Cash provided by investing activities in fiscal 2006 was $36.9 million, offset by cash used in investing activities of $24.1 million. Cash provided by investing activities in fiscal 2006 primarily consisted of proceeds of $11.0 million received from the sale of a minority investment and net sales of short-tem investments of $17.4 million. The use of cash in investing activities in fiscal 2006 was primarily due to purchases of equipment and facility improvements at our new AOC Division manufacturing facility in Texas and our manufacturing facility in Malaysia to support increased production volumes, the acquisition of InterSAN, Inc. and the acquisition of certain assets of Big Bear Networks. The use of cash in investing activities in fiscal 2005 was primarily due to purchases of equipment and facility improvements at our new AOC Division manufacturing facility in Texas and for our facility in Malaysia to support increased production volume, the acquisition of the certain assets of Infineon’s fiber optics business unit and the acquisition of I-TECH Corp. The use of cash for investing activities in fiscal 2004 consisted primarily of our purchase of the assets of Honeywell’s VCSEL Optical Products business unit and purchases of equipment to support increased production volume in our Malaysian manufacturing facility.

Net cash provided by financing activities was $22.7 million in fiscal 2006 compared to $15.5 million in fiscal 2005 and $150.0 million in fiscal 2004. Cash provided by financing activities in fiscal 2006 primarily consisted of $9.9 million in proceeds from an equipment loan by our bank and proceeds of $14.0 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan. Cash provided by financing activities in fiscal 2005 included $12.9 million in proceeds from the sale-leaseback of one of our corporate offices and proceeds of $2.5 million from the exercise of stock options, offset by repayments of borrowings on our convertible notes. Cash provided by financing activities in fiscal 2004 primarily represented the net proceeds of $145.1 million from issuance of convertible debt, and proceeds of $6.1 million from the exercise of employee stock options, offset by repayments of $1.9 million on our convertible notes.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. The volatility in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

At April 30, 2006, we had contractual obligations of $349.8 million as shown in the following table (in thousands):

		Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$2,036	$2,036	$—	$—	$—
Long-term debt	7,535	—	3,909	3,626	—
Convertible debt	250,250	—	100,250	150,000	—
Interest on debt	31,412	9,514	19,990	1,908	—
Lease commitment under sale-leaseback agreement	48,502	3,028	6,262	6,547	32,665
Operating leases	6,262	2,766	2,196	1,300	—
Purchase obligations	1,209	1,209	—	—	—
Purchase commitments	2,600	975	1,625	—	—

Total contractual obligations	$349,806	$19,528	$134,232	$163,381	$32,665

Short-term debt consists of $248,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc., and $1.8 million representing the current portion of a note payable to a financial institution.

Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $7.5 million.

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

Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.

The lease commitment under sale-leaseback agreement includes the principal amount of $12.3 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.

Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.2 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2006.

Purchase commitments relate to a supply agreement entered into with Honeywell International, Inc. in April 2006. This agreement requires us to purchase $2.6 million of products from them between April 2006 and December 2008.

On October 20, 2005, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to us through October 26, 2006. Under the terms of the amended agreement, Silicon Valley Bank is providing a $20 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at April 30, 2006 totaled $13.3 million.

Off-Balance-Sheet Arrangements

At April 30, 2006 and April 30, 2005, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Pending Adoption of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25 the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the day of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. We will adopt SFAS 123R as of May 1, 2006.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and must be applied prospectively. We will adopt SFAS 153 as of May 1, 2006. We do not expect that the adoption of SFAS 153 will have a material effect on our results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of APB No. 43, Chapter 4, or SFAS 151, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and thus we will adopt SFAS 151 as of May 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $2.1 million in fiscal 2006, $1.8 million in fiscal 2005 and $1.3 million in fiscal 2004 for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were no impairment losses on these assets during fiscal 2006. We recognized impairment on these assets of $10.0 million in fiscal 2005 and $1.6 million in fiscal 2004. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2006 (in thousands):

	Fiscal Years Ended April 30,				Fair
			2009 and		Market
	2007	2008	Thereafter	Total Cost	Value

Assets
Available-for-sale debt securities	$51,972	$16,490	$5,714	$74,176	$73,600
Average interest rate	2.65%	4.14%	4.38%
Restricted securities	$3,705	$1,815	$—	$5,520	$5,415
Average interest rate	2.24%	2.60%

Liabilities
Long-term debt:
Fixed rate	$—	$—	$100,250	$100,250	$218,727
Average interest rate			5.25%
Fixed rate	$—	$—	$150,000	$150,000	$104,260
Average interest rate			2.50%

The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us and debt securities issued by us as of April 30, 2005 (in thousands):

	Fiscal Years Ended April 30,				Fair
			2008 and		Market
	2006	2007	Thereafter	Total Cost	Value

Assets
Available-for-sale debt securities	$51,364	$18,312	$10,517	$80,193	$79,697
Average interest rate	2.90%	4.01%	4.24%
Restricted securities	$3,717	$5,393	$—	$9,110	$8,967
Average interest rate	1.59%	2.36%
Loan receivable from I-TECH	$2,004	$—	$—	$2,004	$2,004
Average interest rate	3.35%
Loan receivable from Data Transit	$1,000	$—	$—	$1,000	$1,000
Average interest rate	8.00%

Liabilities
Long-term debt:
Fixed rate	$—	$—	$100,250	$100,250	$89,974
Average interest rate			5.25%
Fixed rate	$—	$—	$150,000	$150,000	$116,625
Average interest rate			2.50%
Convertible note payable to Data Transit	$—	$16,270	$—	$16,270	$16,270
Average interest rate		8.00%
Convertible note payable to I-TECH	$12,061	$—	$—	$12,061	$12,061
Average interest rate	3.35%
Convertible note payable to CyOptics	$3,750	$—	$—	$3,750	$3,750
Average interest rate	3.35%

We have subsidiaries located in China, Malaysia, Europe and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. In July 2005, China and Malaysia changed the system by which the value of their currencies are determined. Both currencies moved from a fixed rate pegged to the U.S. dollar to a managed float pegged to a basket of currencies. We expect that this will have a minor negative impact on our future costs. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Finisar Corporation

We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 7, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 7, 2006

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$63,361	$29,431
Short-term available-for-sale investments	33,507	44,458
Restricted investments, short-term	3,705	3,717
Accounts receivable, net of allowance for doubtful accounts of $2,198 and $1,379 at April 30, 2006 and 2005	57,388	42,443
Accounts receivable, other	8,963	11,371
Inventories	52,974	33,933
Prepaid expenses	4,112	3,470

Total current assets	224,010	168,823
Long-term available-for-sale investments	21,918	28,473
Property, plant, and improvements, net	82,225	87,264
Restricted investments, long-term	1,815	5,393
Purchased technology, net	14,972	33,046
Other purchased intangible assets, net	4,184	4,424
Goodwill	124,532	119,690
Minority investments	15,093	21,366
Other assets	17,125	18,109

Total assets	$505,874	$486,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,221	$30,430
Accrued compensation	9,376	4,500
Other accrued liabilities	13,129	14,073
Deferred revenue	5,070	3,519
Current portion of other long-term liabilities	2,333	2,242
Convertible notes	—	15,811
Non-cancelable purchase obligations	1,209	6,449

Total current liabilities	65,338	77,024
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $11,975 and $16,501 at April 30, 2006 and 2005	238,275	250,019
Other long-term liabilities	21,253	13,623
Deferred income taxes	4,053	1,632

Total long-term liabilities	263,581	265,274
Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2006 and 2005
Common stock, $0.001 par value, 750,000,000 shares authorized, 305,512,111 shares issued and outstanding at April 30, 2006 and 258,931,278 shares issued and outstanding at April 30, 2005	306	259
Additional paid-in capital	1,371,180	1,314,960
Accumulated other comprehensive income	1,698	381
Accumulated deficit	(1,196,229)	(1,171,310)

Total stockholders’ equity	176,955	144,290

Total liabilities and stockholders’ equity	$505,874	$486,588

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2006	2005	2004
	(In thousands, except per share data)

Revenues
Optical subsystems and components	$325,956	$241,582	$160,025
Network test and monitoring systems	38,337	39,241	25,593

Total revenues	364,293	280,823	185,618
Cost of revenues	247,126	205,631	143,585
Amortization of acquired developed technology	17,671	22,268	19,239
Impairment of acquired developed technology	853	3,656	—

Gross profit	98,643	49,268	22,794

Operating expenses:
Research and development	51,903	62,799	62,193
Sales and marketing	31,925	29,783	20,063
General and administrative	29,408	23,374	16,738
Amortization of (benefit from) deferred stock compensation	—	162	(105)
Acquired in-process research and development	—	1,558	6,180
Amortization of purchased intangibles	1,747	1,104	572
Impairment of tangible assets	—	18,798	—
Restructuring costs	3,064	287	382
Other acquisition costs	—	—	222

Total operating expenses	118,047	137,865	106,245
Loss from operations	(19,404)	(88,597)	(83,451)
Interest income	3,482	2,396	3,171
Interest expense	(15,842)	(14,468)	(28,872)
Other income (expense), net	9,346	(12,582)	(4,347)

Loss before income taxes	(22,418)	(113,251)	(113,499)
Provision for income taxes	2,501	856	334

Net loss	$(24,919)	$(114,107)	$(113,833)

Net loss per share — basic and diluted	$(0.09)	$(0.49)	$(0.53)
Shares used in computing net loss per share — basic and diluted	290,518	232,210	216,117

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Notes		Other
			Additional	Receivable	Deferred	Comprehensive		Total
	Common Stock		Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at April 30, 2003	207,295,693	$207	$1,219,424	$(1,077)	$(1,045)	$841	$(943,370)	$274,980
Compensation expense related to option modification	—	—	93	—	—	—	—	93
Compensation expense Related to non- employee option grants	—	—	891	—	—	—	—	891
Issuance of common stock for completion of milestones related to acquisition of Transwave	116,040	—	147	—	—	—	—	147
Exercise of warrants, stock options, net of repurchase of unvested shares	3,396,422	3	4,712	—	—	—	—	4,715
Issuance of common stock through employee stock purchase plan	1,251,492	1	1,424	—	—	—	—	1,425
Issuance of common stock for conversion of convertible notes	9,926,339	10	32,819	—		—	—	32,829
Issuance of common stock for fees associated with the purchase of assets	545,349	1	1,237	—		—	—	1,238
Reversal of deferred stock compensation due to employee terminations	—	—	(988)	—	988	—	—	—
Amortization of deferred stock compensation	—	—	—	—	(105)	—	—	(105)
Payments received on stockholder notes receivable	—	—	—	596	—	—	—	596
Unrealized loss on available-for-sale investments	—	—	—	—	—	(322)	—	(322)
Foreign currency translation adjustment	—	—	—	—	—	191	—	191
Net loss	—	—	—	—	—	—	(113,833)	(113,833)

Comprehensive loss								(113,964)

Balance at April 30, 2004	222,531,335	$222	$1,259,759	$(481)	$(162)	$710	$(1,057,203)	$202,845

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

				Notes		Other
			Additional	Receivable	Deferred	Comprehensive		Total
	Common Stock		Paid-In	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at April 30, 2004	222,531,335	$222	$1,259,759	$(481)	$(162)	$710	$(1,057,203)	$202,845
Compensation expense related to option modification	—	—	16	—	—	—	—	16
Issuance of common stock for completion of milestones related to acquisition of Transwave	144,806	—	256	—	—	—	—	256
Issuance of common stock related to acquisition of certain assets	34,000,000	34	52,462	—	—	—	—	52,496
Exercise of warrants, stock options, net of repurchase of unvested shares	1,654,422	2	1,452	14	—	—	—	1,468
Issuance of common stock through employee stock purchase plan	600,715	1	1,015	—	—	—	—	1,016
Amortization of deferred stock compensation	—	—	—	—	162	—	—	162
Payments received on stockholder notes receivable	—	—	—	467	—	—	—	467
Unrealized loss on available-for-sale investments	—	—	—	—	—	(465)	—	(465)
Foreign currency translation adjustment	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(114,107)	(114,107)

Comprehensive loss								(114,436)

Balance at April 30, 2005	258,931,278	$259	$1,314,960	$—	$—	$381	$(1,171,310)	$144,290

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY — (Continued)

				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-In	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at April 30, 2005	258,931,278	$259	$1,314,960	$381	$(1,171,310)	$144,290
Issuance of common stock for conversion of convertible notes	28,785,022	29	33,476	—	—	33,505
Issuance of common stock related to acquisition of InterSan	7,132,229	7	8,809	—	—	8,816
Exercise of warrants, stock options, net of repurchase of unvested shares	9,434,333	10	12,849	—	—	12,859
Issuance of common stock through employee stock purchase plan	1,229,249	1	1,086	—	—	1,087
Unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Foreign currency translation adjustment	—	—	—	1,397	—	1,397
Net loss	—	—	—	—	(24,919)	(24,919)

Comprehensive loss						(23,602)

Balance at April 30, 2006	305,512,111	$306	$1,371,180	$1,698	$(1,196,229)	$176,955

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	(24,919)	(114,107)	(113,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,467	28,841	30,516
Compensation expense related to modification of existing options	—	16	93
Compensation expense related to non-employee options grants	—	—	891
Amortization of deferred stock compensation	—	162	(105)
Acquired in-process research and development	—	1,558	6,180
Amortization of beneficial conversion feature of convertible notes	4,527	4,256	10,220
Amortization of purchased technology and other purchased intangibles	1,747	1,103	572
Amortization of acquired developed technology	17,672	22,269	19,239
Amortization of discount on restricted securities	(160)	(244)	(313)
Loss on debt conversion	—	—	10,763
Loss (gain) on sale of property and equipment	(153)	1,174	—
Gain on sale of minority investment	(10,967)	—	—
Gain on extinguishment of debt	—	—	(86)
Loss on retirement of assets	—	329	257
Other-than-temporary decline in fair value of investments	—	—	528
Share of losses of equity accounted investee	2,118	1,766	1,302
Impairment of minority investments	—	10,000	1,631
Impairment of intangible assets	853	3,656	—
Impairment of assets	—	18,798	—
Changes in operating assets and liabilities:
Accounts receivable	(14,683)	(13,290)	537
Inventories	(19,128)	1,058	5,493
Other assets	(5,288)	(5,266)	(7,454)
Deferred income taxes	2,421	1,632	—
Accounts payable	3,537	970	6,042
Accrued compensation	4,805	124	(73)
Other accrued liabilities	1,073	1,911	(5,203)
Deferred revenue	1,525	5,296	44

Net cash used in operating activities	(1,553)	(27,988)	(32,759)

Investing activities
Purchases of property, equipment and improvements	(22,887)	(21,202)	(13,488)
Purchases of available-for-sale investments	(245,916)	(177,642)	(57,669)
Sales and maturities of available-for-sale investments	263,344	177,776	62,442
Purchases of restricted securities	—	—	(14,411)
Maturity of restricted securities	3,750	6,381	8,437
Acquisition of subsidiaries, net of cash assumed	(1,213)	694	—
Acquisition of product line assets	3,868	(13,694)	(75,270)
Proceeds from sale of property and equipment	914	743	—
Proceeds from sale of minority investment	10,967	—	—
Purchases of, and loan to, minority investments, net of loan repayments	—	(1,000)	1,684

Net cash provided by (used in) investing activities	12,827	(27,944)	(88,275)

Financing activities
Proceeds from issuance of a note	9,897	—	—
Financing liability related to sale-leaseback of building	—	12,900	—
Repayments of liability related to sale-leaseback of building	(243)	(360)	—
Repayments of borrowings on notes	(944)	—	—
Repayments of borrowings on convertible notes	—	—	(1,860)
Payment received on stockholder notes receivable	—	467	596
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	13,946	2,484	6,140
Proceeds from issuance of convertible debt, net of issue costs	—	—	145,112

Net cash provided by financing activities	22,656	15,491	149,988

Net increase (decrease) in cash and cash equivalents	33,930	(40,441)	28,954
Cash and cash equivalents at beginning of year	29,431	69,872	40,918

Cash and cash equivalents at end of year	$63,361	$29,431	$69,872

Supplemental disclosure of cash flow information
Cash paid for interest	$9,449	$9,013	$7,731
Cash paid for taxes	$40	$42	$334
Supplemental schedule of non-cash investing and financing activities
Issuance of convertible promissory note on asset purchase	$—	$16,270	$—

Issuance of convertible promissory note on acquisition of subsidiary	$—	$12,061	$—

Issuance of convertible promissory note for minority investment	$—	$3,750	$—

Issuance of common stock and warrants and assumption of options in connection with acquisitions	$8,816	$52,752	$147

Issuance of common stock for fees associated with the purchase of assets	$—	$—	$1,237

Issuance of common stock upon conversion of promissory note	$33,505	$—	$—

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

Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.

Basis of Presentation

These consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of reference, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first three quarters of fiscal 2006 ended on July 31, 2005, October 30, 2005 and January 29, 2006, respectively. The first three quarters of fiscal 2005 ended on August 1, 2004, October 31, 2004 and January 30, 2005, respectively. The first three quarters of fiscal 2004 ended on July 27, 2003, October 26, 2003 and January 25, 2004, respectively.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

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

Concentrations of Credit Risk

Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term, long-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term, long-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. The Company’s five largest customers represented 34.7% and 39.3% of total accounts receivable at April 30, 2006 and 2005. One optical subsystems and components customer, Cisco Systems, represented 8.7% and 19.9% of total accounts receivable at April 30, 2006 and 2005, respectively.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Vulnerabilities Due to Certain Concentrations

Finisar sells products primarily to customers located in North America. During fiscal 2006, 2005 and 2004, sales of optical subsystems and components to Cisco Systems represented 22.3%, 27.8% and 22.2%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in any of these fiscal years.

Included in the Company’s consolidated balance sheet at April 30, 2006, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $51.4 million.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs during fiscal 2006, 2005 and 2004 were $252,000, $580,000, and $242,000, respectively.

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

Investments

Available-for-sale

The Company determines the appropriate classification of securities at the time of purchase and reevaluates such classification as of each balance sheet date. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the Consolidated Statements of Operations. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of April 30, 2006 and 2005, the fair value of the Company’s convertible subordinated debt based on quoted market prices was approximately $323.0 million and $206.6 million, respectively.

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

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings which are depreciated over life of the building lease. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

Goodwill, Purchased Technology, and Other Intangible Assets

Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to seven years. The amortization of goodwill ceased with the adoption of SFAS 142 beginning in the first quarter of fiscal 2003.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Years Ended April 30,
	2006	2005	2004

Net loss as reported	$(24,919)	$(114,107)	$(113,833)

Add stock based employee compensation reported in net loss	—	162	(12)

Deduct total stock based employee compensation expense determined under fair value based method for all awards	(10,241)	(20,360)	(29,813)

Pro forma net loss	$(35,160)	$(134,305)	$(143,658)

Net loss per share — basic and diluted:
As reported	$(0.09)	$(0.49)	$(0.53)

Pro forma	$(0.12)	$(0.58)	$(0.66)

Shares used in computing reported and proforma net loss — basic and diluted	290,518	232,210	216,117

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

The fair value of these options at the date of grant was estimated using the following weighted-average assumptions for fiscal 2006, 2005 and 2004: risk-free interest rates of 4.4%, 3.5%, and 2.1%, respectively; a dividend yield of 0%; a volatility factor of 1.07, 1.17, and 0.89, respectively; and a weighted-average expected life of the option of 3.19, 3.28 and 3.0 years, respectively. For the employee stock purchase plan the Company used the following weighted-average assumptions for fiscal 2006, 2005, and 2004: risk-free interest rates of 4.18%, 2.85%, and 2.01%; a dividend yield of 0%; a volatility factor of 0.68, 0.99, and 1.14; respectively, and a weighted-average expected life of the option of 0.5, 0.46, and 0.48, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which replaces SFAS 123 and supersedes APB 25. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25, the Company generally recognizes no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of the Company’s common stock on the date of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company adopted SFAS 123R as of May 1, 2006.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2006	2005	2004

Numerator:
Net loss	$(24,919)	$(114,107)	$(113,833)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	290,522	232,274	217,268
Weighted-average shares outstanding — subject to repurchase	(4)	(64)	(831)
Weighted-average shares outstanding — performance stock	—	—	(320)

Weighted-average shares outstanding — basic and diluted	290,518	232,210	216,117

Basic and diluted net loss per share	$(0.09)	$(0.49)	$(0.53)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	10,803	4,521	11,765
Stock subject to repurchase	4	64	831
Conversion of convertible subordinated notes	58,647	58,647	41,512
Conversion of convertible notes	—	14,981	—
Deferred share consideration in acquisitions	—	—	1
Warrants assumed in acquisition	471	942	1,004

Potentially dilutive securities	69,925	79,155	55,113

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

The components of comprehensive loss for the fiscal years ended April 30, 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

Net loss	$(24,919)	$(114,107)	$(113,833)
Foreign currency translation adjustment	1,397	136	191
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	(80)	(465)	(322)

Comprehensive loss	$(23,602)	$(114,436)	$(113,964)

Included in the determination of net loss was a gain (loss) on foreign exchange transactions of $722,000, $(63,000), and $106,000 for the fiscal years ended April 30, 2006, 2005 and 2004, respectively. The gain in fiscal

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 includes the transfer of $964,000 of cumulative translation adjustment to other income (expense), net on the statement of operations related to the liquidation of the Company’s German subsidiary.

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,
	2006	2005

Net unrealized gains/(losses) on available-for-sale securities	$(576)	$(496)
Cumulative translation adjustment	2,274	877

Accumulated other comprehensive loss	$1,698	$381

Pending Adoption of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123R, which replaces SFAS 123 and supersedes Accounting Principles Board (APB) 25. As permitted by SFAS 123, the Company currently account for share-based payments to employees using APB 25’s intrinsic value method. Under APB 25 the Company generally recognize no compensation expense for employee stock options, as the exercise prices of the options granted are usually equal to the quoted market price of our common stock on the day of the grant. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, except in limited circumstances when stock options have been exchanged in a business combination. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In April 2005, the Security and Exchange Commission (SEC) issued a rule delaying the required adoption date for SFAS 123R to the first interim period of the first fiscal year beginning on or after June 15, 2005. The Company will adopt SFAS 123R as of May 1, 2006.

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

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, as an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS 153 addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 must be applied prospectively. The Company will adopt SFAS 153 as of May 1, 2006. The Company does not expect that the adoption of SFAS 153 will have a material effect on its results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of APB No. 43, Chapter 4, or SFAS 151, which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS 151 requires abnormal amounts of idle facility expense,

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and thus the Company will adopt SFAS 151 as of May 1, 2006. The Company does not expect the adoption of SFAS 151 to have a material impact on its results of operations.

2.	Business Combinations and Asset Acquisitions

Acquisition of Honeywell VCSEL Optical Products Business

On March 1, 2004, the Company completed the acquisition of Honeywell International Inc.’s VCSEL Optical Products business unit for a purchase price and transaction expenses totaling approximately $80.9 million in cash and $1.2 million in the Company’s common stock. The acquisition was accounted for under the purchase method of accounting. The acquisition was undertaken to improve the Company’s vertical integration and lower its cost of goods sold, to gain access to intellectual property and know-how associated with making short wavelength VCSELs for data communications and other future market applications and for the additional revenue and earnings growth associated with new product opportunities. The goodwill recorded in connection with this acquisition reflected the value to be realized associated with these incremental cost savings and future revenue opportunities. The results of operations of this business unit, which the Company now refers to as its Advanced Optical Components Division, were included in the Company’s consolidated financial statements beginning on March 1, 2004.

Acquisition of Assets of Data Transit Corp.

On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The acquisition of Data Transit expanded the Company’s product offering for testing and monitoring systems, particularly those systems based on the SAS and SATA protocols used in the disk drive industry. The goodwill recorded in connection with this acquisition reflected the incremental earnings associated with selling this new test and monitoring capability, the underlying know-how for making these products which the Company plans to incorporate into its XGig product platform and cost synergies associated with integrating the operations of Data Transit with the Company’s Network Tools Division. The principal balance of the note issued in this acquisition bore interest at 8% per annum. During fiscal 2006, the Company issued 15,082,865 shares of common stock upon the conversion of all of the principal and interest on this note (see Note 12). The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the second quarter of fiscal 2005.

Acquisition of Transceiver and Transponder Product Line From Infineon Technologies AG

On January 31, 2005, the Company acquired certain assets from Infineon Technologies AG related to Infineon’s fiber optics business unit associated with the design, development and manufacture of optical transceiver and transponder products in exchange for 34 million shares of the Company’s common stock. The acquisition expanded the Company’s product offering and customer base for optical transceivers and transponders and expanded its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The goodwill recorded in connection with this acquisition reflected the value to be realized associated with cost savings resulting from integrating these products with the Company’s Optics Division as well as the incremental growth in revenue and earnings from the sale of future products. The Company did not acquire any employees or assume any liabilities as part of the acquisition, except for obligations under customer contracts. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2005.

Acquisition of I-TECH Corp.

On April 8, 2005, the Company completed the acquisition of I-TECH Corp., a privately-held network test and monitoring company based in Eden Prairie, Minnesota. The acquisition expanded the Company’s product offering for testing and monitoring systems, particularly for those systems relying on the use of the Fibre Channel protocol, and expanded its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The goodwill recorded in connection with this acquisition reflected the underlying patents and know-how used in manufacturing future products and cost synergies associated with integrating the operations of I-TECH with the Company’s Network Tools Division. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of promissory notes in the aggregate principal amount of approximately $12.1 million. During fiscal 2006, the Company issued 10,107,550 shares of common stock upon the conversion of all of the principal and interest on these notes (see Note 12). The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2005.

Acquisition of InterSAN, Inc.

On May 12, 2005, the Company completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California. Under the terms of the acquisition agreement, InterSAN merged with a wholly-owned subsidiary of Finisar and the holders of InterSAN’s securities received 7,132,229 shares of Finisar common stock having a value of approximately $8.8 million at the time of the acquisition. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the first quarter of fiscal 2006.

Acquisition of Big Bear Networks, Inc.

On November 15, 2005, the Company completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expanded the Company’s product offering and customer base for optical transponders and its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company’s consolidated financial statements beginning in the third quarter of fiscal 2006.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of business combinations (“BC”) and asset acquisitions (“AA”) made by the Company during the three-year period ended April 30, 2006. All of the business combinations were accounted for under the purchase method of accounting:

			Operating
Entity Name	Type	Description of Business	Segment	Acquisition Date

Fiscal 2006
Big Bear Networks, Inc. (“Big Bear”)	AA	Optical components	1	November 15, 2005
InterSAN, Inc. (“InterSAN”)	BC	Network test and monitoring products	2	May 12, 2005
Fiscal 2005
Data Transit Corp. (“Data Transit”)	AA	Network test and monitoring software	2	August 6, 2004
Infineon Technologies AG (“Infineon”) transceiver and transponder product lines	AA	Optical components	1	January 31, 2005
I-TECH Corp. (“I-TECH”)	BC	Network test and monitoring products	2	April 8, 2005
Fiscal 2004
Honeywell International Inc. (“Honeywell”) optical products business unit	AA	VCSEL optical components	1	March 1, 2004

(1)	Optical Subsystems and Components

(2)	Network Test and Monitoring Systems

The following is a summary of the consideration paid by the Company for each of these business combinations and asset acquisitions. For transactions in which shares of Finisar common stock were issued at closing, the value of the shares was determined in accordance with Emerging Issue Task Force No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, using the average closing price of Finisar common stock for the five day period ending two days after the announcement of the transaction.

	Stock
		Number and		Convertible	Cash Including		Total
	Value	Type of		Note	Acquisition Costs		Consideration
Entity Name	$ (000)	Shares(1)(2)		$ (000)	$ (000)		$ (000)

Fiscal 2006
InterSAN	8,816	7,132,229	(C)	—	1,212		10,028
Big Bear	—	—		—	1,918		1,918
Fiscal 2005
Data Transit	—	—		16,270	1,510		17,780
Infineon	52,496	34,000,000	(C)	—	1,861		54,357
I-TECH	—	—		12,061	861		12,922
Fiscal 2004
Honeywell	1,237	545,349	(C)	—	80,854	(2)	82,091

(1)	Shares of common stock (C) or warrants to purchase common stock (W).

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Including $5,583 included in other accrued liabilities as of April 30, 2004.

The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired
	Net		In-Process
	Tangible	Developed	Research &	Customer
Entity Name	Assets	Technology	Development	Base	Tradename	Goodwill	Total

Fiscal 2006
InterSAN	(4)	429	—	1,529	—	8,074	10,028
Big Bear	1,918	—	—	—	—	—	1,918
Fiscal 2005
Data Transit	1,813	6,414	318	2,100	758	6,377	17,780
Infineon	8,306	4,567	1,126	864	—	39,494	54,357
I-TECH	1,319	1,084	114	750	—	9,655	12,922
Fiscal 2004
Honeywell	20,414	14,862	6,180	—	—	40,635	82,091

The amounts allocated to current technology were determined based on discounted cash flows which result from the expected sale of products that were being manufactured and sold at the time of the acquisition over their expected useful life. The amounts allocated to in-process research and development (“IPRD”) were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisitions, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years. For income tax purposes, intangible assets including goodwill related to the asset acquisitions are amortized to expense on a straight-line basis, generally over 15 years.

The following is a summary of the weighted average amortization period for intangible assets acquired in fiscal 2006 and 2005:

	Developed	Customer
	Technology	Base	Tradename	Total

Acquired in fiscal 2006
InterSAN	3.0	2.9	—	3.0
Acquired in fiscal 2005
Data Transit	4.6	6.6	7.0	5.3
Infineon	3.0	5.0	—	3.3
I-TECH	3.7	4.0	—	3.8

The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of each respective acquisition.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Purchased Intangible Assets Including Goodwill

The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total

Balance at April 30, 2003	$3,838	$16,000	$19,838

Addition related to achievement of milestones	147	—	147
Addition related to acquisition of subsidiary	40,635	—	40,635

Balance at April 30, 2004	$44,620	$16,000	$60,620

Addition related to achievement of milestones	256	—	256
Addition related to acquisition of subsidiary	43,546	15,268	58,814

Balance at April 30, 2005	$88,422	$31,268	$119,690

Addition (reduction) related to acquisition of subsidiary	(3,996)	8,838	4,842

Balance at April 30, 2006	$84,426	$40,106	$124,532

During the fourth quarters of fiscal 2004, 2005 and 2006, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.

During fiscal 2004, the Company recorded additional goodwill in the optical subsystems and components reporting unit in the amount of $147,000 as a result of achievement of certain milestones specified in the acquisition agreement with Transwave Fiber, Inc. During fiscal 2004, the Company recorded an additional $40.6 million in conjunction with the acquisition of the Honeywell VCSEL Optical Products business unit.

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

During fiscal 2006, the Company recorded a $4.0 million reduction of goodwill in the optical subsystems and components reporting unit. The reduction was primarily due to a reassessment of the allocation of the purchase price of assets related to the acquisition of the transceiver and transponder business of Infineon Technologies AG, which was completed in the fourth quarter of fiscal 2005. The reassessment included the reduction of the purchase price by $8.0 million related to inventory Infineon repurchased from the Company, and lower than expected VAT and other transaction costs of $332,000. These reductions were offset by the reduced allocation of the purchase price to a minority investment of $4.2 million and additional payments of $184,000 associated with the Infineon acquisition. The Company recorded additional goodwill of $8.8 million in the network test and monitoring systems reporting unit. The addition was due to $8.1 million recorded in connection with the acquisition of InterSAN, additional payments of $112,000 for the I-TECH acquisition and $59,000 for the Data Transit acquisition, an adjustment related to I-TECH inventory of $225,000, and an adjustment to an I-TECH accrual of $367,000.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects intangible assets subject to amortization as of April 30, 2006 and April 30, 2005 (in thousands):

	April 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$102,466	$(87,494)	$14,972
Trade name	3,625	(3,056)	569
Customer Relationships	5,243	(1,628)	3,615

Totals	$111,334	$(92,178)	$19,156

	April 30, 2005
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$105,831	$(72,785)	$33,046
Trade name	3,625	(2,465)	1,160
Customer Relationships	3,714	(450)	3,264

Totals	$113,170	$(75,700)	$37,470

The amortization expense on these intangible assets for fiscal 2006 was $20.3 million compared to $23.4 million for fiscal 2005 and $19.8 million for fiscal 2004.

During the second fiscal quarter of 2005, the Company determined that the remaining intangible assets related to certain purchased passive optical technology, acquired from New Focus, Inc., in May 2002, were obsolete, and had a fair value of zero. Accordingly, an impairment charge of $3.7 million was recorded against the remaining net book value of these assets during the second quarter of fiscal 2005.

During the second quarter of fiscal 2006, the Company determined that the remaining intangible assets related to certain purchased optical amplifier technology acquired from Genoa Corporation in April 2003 and certain intangible assets related to passive optical technology acquired from Transwave Fiber, Inc., in May 2001, had been impaired and had a fair value of zero. Accordingly, an impairment charge of $853,000 was recorded against the remaining net book value of these assets in the optical subsystems and components reporting unit during the second quarter of fiscal 2006.

Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2007	$7,105
2008	5,851
2009	3,264
2010	1,594
2011 and beyond	1,342

$19,156

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

Unrestricted Securities

The following is a summary of the Company’s available-for-sale investments as of April 30, 2006 and 2005 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2006
Debt:
Corporate	51,925	1	(357)	51,569
Government agency	16,826	—	(160)	16,666
Mortgage-backed	5,125	1	(54)	5,072
Municipal	300	—	(7)	293

Total	74,176	2	(578)	73,600

Reported as:
Cash equivalents	18,176	—	(1)	18,175
Short-term investments	33,745	1	(239)	33,507
Long-term investments	22,255	1	(338)	21,918

	74,176	2	(578)	73,600

As of April 30, 2005
Debt:
Corporate	46,037	4	(242)	45,799
Government agency	27,377	—	(198)	27,179
Mortgage-backed	6,430	1	(61)	6,370
Municipal	349	—	—	349

Total	80,193	5	(501)	79,697

Reported as:
Cash equivalents	6,767	—	(1)	6,766
Short-term investments	44,597	1	(140)	44,458
Long-term investments	28,829	4	(360)	28,473

	80,193	5	(501)	79,697

The Company monitors its investment portfolio for impairment on a periodic basis in accordance with FASB Staff Position (FSP) FAS 115-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value of these investments, shown in the table above as “Gross

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Losses”, is primarily related to changes in interest rates and is considered to be temporary in nature. The Company has no investments that have been in a continuous unrealized loss position for more than twelve months.

The following is a summary of the Company’s available-for-sale investments as of April 30, 2006 and 2005 by contractual maturity (in thousands):

	2006		2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Mature in less than one year	50,005	49,788	49,027	48,898
Mature in one to five years	19,046	18,740	24,736	24,429
Mature in various dates	5,125	5,072	6,430	6,370

	74,176	73,600	80,193	79,697

The gross realized gains and losses for fiscal 2006 and 2005 were immaterial. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities

The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of April 30, 2006 and April 30, 2005 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value

As of April 30, 2006
Government agency	$5,520	$(105)	$5,415

Classified as:
Short term — less than 1 year	3,705	(51)	3,654
Long term — 1 to 3 years	1,815	(54)	1,761

Total	$5,520	$(105)	$5,415

As of April 30, 2005
Government agency	$9,110	$(143)	$8,967

Classified as:
Short term — less than 1 year	3,717	(30)	3,687
Long term — 1 to 3 years	5,393	(113)	5,280

Total	$9,110	$(143)	$8,967

5.	Minority Investments

Minority investments is comprised of several investments in other companies accounted for under the cost method and one investment in another company accounted for under the equity method.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Method Investments

Included in minority investments at April 30, 2006 is $11.3 million representing the carrying value of the Company’s minority investment in three privately held companies accounted for under the cost method. During the quarter ended July 31, 2005, the Company evaluated the valuation of a minority investment acquired on January 31, 2005 as part of the Infineon acquisition and determined the value of the investment to be zero. As a result, the Company reclassified the purchase price originally allocated to the investment to goodwill. Included in minority investments at April 30, 2005 is $15.4 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. These four minority investments include a $1.0 million cash investment in and a $3.75 million convertible promissory note issued to CyOptics, Inc., which occurred during the second and fourth quarters of fiscal 2005 (see Note 12), and a $4.2 million investment in a private company, which was acquired through the acquisition of Infineon’s transceiver and transponder product line in the fourth quarter of fiscal 2005. During fiscal 2006 and 2005, the Company recorded charges of $0.0 million and $10.0 million, respectively, for impairments in the value of these minority investments, which were recorded in other income (expense), net.

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

Equity Method Investments

Included in minority investments is $3.8 million and $6.0 million at April 30, 2006 and 2005, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. The Company had a 22.7% ownership interest in this company at April 30, 2006 compared to a 27% ownership interest at April 30, 2005. For fiscal 2006 and 2005, the Company recorded expenses of $2.1 million and $1.8 million, respectively, representing its share in the losses of this company, which were recorded in other income (expense), net.

6.	Inventories

Inventories consist of the following (in thousands):

	April 30,
	2006	2005

Raw materials	$19,133	$12,657
Work-in-process	21,479	10,720
Finished goods	12,362	10,556

Total inventory	$52,974	$33,933

In fiscal 2006, the Company recorded charges of $9.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $3.6 million, resulting in a net charge to cost of revenues of $5.7 million. In fiscal 2005, the Company recorded charges of $11.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.3 million, resulting in a net charge to cost of sales of $2.0 million. In fiscal 2004, the Company recorded charges of $22.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of $17.9 million, resulting in a net charge to cost of revenues of $4.4 million.

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

7.  Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2006	2005

Land	$9,747	$9,747
Buildings	10,929	10,593
Computer equipment	34,149	31,674
Office equipment, furniture and fixtures	3,182	3,209
Machinery and equipment	118,327	108,899
Leasehold improvements	7,445	7,786
Construction-in-process	5,888	3,341

Total	189,667	175,249
Accumulated depreciation and amortization	(107,442)	(87,985)

Property, equipment and improvements (net)	$82,225	$87,264

8.	Sale-leaseback and Impairment of Tangible Assets

During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction was recorded in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2006 and April 30, 2005, the carrying value of the financing liability, included in other long-term liabilities, was $12.0 million and $12.3 million, respectively and the current portion of the financing liability, included in the current portion of other long-term liabilities, was $300,000 and $200,000, respectively.

9.	Letter of Credit Reimbursement Agreement

On October 20, 2005, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2006. Under the terms of the amended agreement, Silicon Valley Bank is providing a $20 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of a loan fee of 0.50% of the credit facility amount, or $100,000, plus the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The negative pledge requires that the Company will not create a security in favor of a subsequent creditor without the approval of Silicon Valley Bank. The agreement requires the Company to maintain its primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure with Silicon Valley Bank, of $40 million at all times. At April 30, 2006 the Company was in compliance with all terms of this agreement. Outstanding letters of credit secured by this agreement at April 30, 2006 totaled $13.3 million.

10.	Non-recourse Accounts Receivable Purchase Agreement

On October 26, 2005, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that will be available to the Company through October 26, 2006. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $20 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.50% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During fiscal 2006 and 2005, the Company sold receivables totaling $15.5 million and $13.3 million, respectively.

11.	Commitments

The Company’s future commitments at April 30, 2006 include minimum payments under non-cancelable operating lease agreements, a lease commitment under a sale-leaseback agreement, non-cancelable purchase obligations, and non-cancelable purchase commitments as follows (in thousands):

		Payments Due in Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter

Operating leases	$6,262	$2,766	$1,186	$1,010	$953	$347	$—
Lease commitment under sale-leaseback agreement	48,502	3,028	3,096	3,166	3,237	3,310	32,665
Purchase obligations	1,209	1,209	—	—	—	—	—
Purchase commitments	2,600	975	975	650	—	—	—

Total contractual obligations	$58,573	$7,978	$5,257	$4,826	$4,190	$3,657	$32,665

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under the non-cancelable operating leases was approximately $5.1 million in fiscal 2006, $4.6 million in fiscal 2005 and $2.9 million in fiscal 2004. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $221,000 in fiscal 2006, $20,000 in fiscal 2005 and $20,000 in fiscal 2004. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on behalf of the Company to fulfill the subcontractors’ purchase order obligations at their facilities. The Company’s purchase obligations of $1.2 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2006.

Purchase commitments relate to a supply agreement entered into with Honeywell International, Inc. in April 2006. This agreement requires the Company to purchase $2.6 million of products from them between April 2006 and December 2008.

12.	Convertible Debt

The Company’s convertible debt is summarized as follows (in thousands):

		Interest	Due in
Description	Amount	Rate	Fiscal Year

Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	150,000	2.50%	2011

	$250,250

The Company’s convertible debt is due by fiscal year as follows (in thousands):

		Fiscal Years Ended
	Total	2007	2008	2009	2010	2011	Thereafter

Convertible notes	$250,250	$—	$—	$100,250	$—	$150,000	$—

As of April 30, 2006 and 2005, the fair value of the Company’s convertible subordinated debt based on quoted market prices was approximately $323.0 million and $206.6 million, respectively.

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

Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2006, 2005 and 2004, the Company recorded interest expense amortization of $4.5 million, $4.3 million and $10.2 million, respectively.

The notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2004, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in aggregate principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. In fiscal 2004, $684,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense. There were no exchanges and repurchases related to these convertible notes in 2005 or 2006.

Unamortized debt issuance costs associated with this note were $1.3 million and $1.9 million at April 30, 2006 and 2005, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $542,000 in fiscal 2006, $542,000 in 2005 and $569,000 in 2004.

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

At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At April 30, 2006 and 2005, approximately $5.5 million and $9.1 million, respectively, of U.S. government securities remained pledged as security for the note holders.

The notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time on or after October 15, 2007 up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds $5.56 per share for at least 20 trading days within a period of 30 consecutive trading days.

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

Unamortized debt issuance costs associated with this note were $3.1 million and $3.8 million at April 30, 2006 and 2005, respectively. Amortization of prepaid loan costs are classified as Other Income (Expense), Net on the consolidated statement of operations. Amortization of prepaid loan costs were $702,000 in fiscal 2006, $707,000 in fiscal 2005 and $376,000 in fiscal 2004.

Convertible Note — Acquisition of Assets of Data Transit Corp.

On August 6, 2004, the Company completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The principal balance of the note bore interest at 8% per annum and was due and payable, if not earlier converted, on the second anniversary of its issuance. Generally, the terms of the convertible promissory note provided for automatic conversion of the outstanding principal and interest into shares of Finisar common stock on a biweekly basis, commencing on the later of the effectiveness of a registration statement covering the resale of the shares or one year after the closing date. The conversion price was the average closing bid price of the stock for the three days preceding the date of conversion. The amount of principal and interest converted on each conversion date was based on the average trading volume of our common stock over the preceding 14 days.

During the first quarter of fiscal 2006, the Company issued 5,144,609 shares of common stock upon the conversion of $4.2 million of principal and $1.1 million of interest related to this convertible promissory note. During the second quarter of fiscal 2006, the Company issued 9,938,256 shares of common stock upon the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion of $12.1 million of principal and $191,000 of interest related to this convertible promissory note. As of April 30, 2006, all of the principal and interest on this note had been converted into shares of common stock.

Convertible Note — Acquisition of I-TECH Corp.

On April 8, 2005, the Company completed the acquisition of I-TECH CORP, a privately-held network test and monitoring company, in exchange for the issuance of two promissory notes to the sole holder of I-TECH’s common stock. The promissory notes, which had an aggregate principal amount of approximately $12.1 million and an interest rate of 3.35%, were convertible into shares of Finisar common stock upon the occurrence of certain events and at the election of the Company and the holder of the notes.

During the first quarter of fiscal 2006, the Company issued 9,834,541 shares of common stock upon the conversion of $11.1 million of principal and $65,000 of interest related to one of these convertible promissory notes resulting in the complete conversion of the note. During the third quarter of fiscal 2006, the Company issued 99,860 shares of common stock upon the conversion of $157,000 of principal and $22,000 of interest related to the remaining promissory note. During the fourth quarter of fiscal 2006, the Company issued 173,149 shares of common stock upon the conversion of $843,000 of principal and $9,000 of interest related to the remaining promissory note. As of April 30, 2006, all of the principal and interest on these notes had been converted into shares of common stock.

Convertible Note — Minority Investment in CyOptics, Inc.

On April 29, 2005, the Company entered into a Series F Preferred Stock Purchase Agreement (the “SPA”) with CyOptics, Inc. Pursuant to the SPA, the Company issued a convertible promissory note in the principal amount of approximately $3.8 million and an interest rate of 3.35% as consideration for the purchase of 24,298,580 shares of CyOptics Series F Preferred Stock.

The terms of the note provided for four weekly conversions of equal portions of the outstanding principal of the note into shares of our common stock, commencing on June 14, 2005. The number of shares to be issued upon each conversion was determined by dividing the amount converted by the average closing bid price of the Company’s common stock for either (i) the four trading days immediately prior to the conversion, or (ii) the trading day prior to the conversion, as selected by the holder of the note.

During the first quarter of fiscal 2006, the Company issued 3,594,607 shares of common stock upon the conversion of the full $3.8 million of principal and $19,000 of interest related to this convertible promissory note. As of April 30, 2006, all of the principal and interest on this note had been converted into shares of common stock.

13.	Installment Loan

In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. The Company’s bank issued an irrevocable transferable standby letter of credit in the amount of $9.9 million for the benefit of the lender under the letter of credit facility described in Note 9. At April 30, 2006, the remaining principal balance outstanding under this note was $9.3 million.

14.	Stockholders’ Equity

Common Stock and Preferred Stock

As of April 30, 2006, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.

Common stock subject to future issuance as of April 30, 2006 is as follows:

Conversion of convertible notes	58,647,062
Exercise of outstanding warrants	470,705
Exercise of outstanding options	41,849,962
Available for grant under stock option plans	20,067,862
Reserved for issuance under the employee stock purchase plan	9,920,122

130,955,713

Warrants

In connection with the acquisition of Shomiti Systems, Inc. (“Shomiti”) in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. Upon completion of the acquisition, these warrants entitled the holders to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49 per share. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.

In conjunction with the acquisition of Genoa in fiscal 2003, the Company assumed warrants to purchase stock of Genoa and issued warrants to purchase stock of Finisar. The assumed warrants entitle the holders to purchase 29,766 shares of Finisar common stock at an exercise price of $15.25 per share and expire at various dates through 2011. None of the assumed warrants have been exercised to date. The warrants issued by the Company entitle the holders to purchase 999,835 shares of Finisar common stock at an exercise price of $1.00 per share and expire at various dates through 2011. During fiscal 2006, 2005, and 2004, warrants issued by the Company to purchase 471,627, 21,845, and 75,577 shares of Finisar common stock were exercised, respectively. At April 30, 2006, warrants to purchase 430,786 shares of Finisar common stock at an exercise price of $1.00 per share were still outstanding.

Preferred Stock

The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2006 and 2005, no shares of the Company’s preferred stock were issued and outstanding.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 20%, the rights can be redeemed for $0.001 each by action of the board of directors.

The rights plan contains an exception to the 20% ownership threshold for Finisar’s founder, former Chairman of the Board and former Chief Technical Officer, Frank H. Levinson. Under the terms of the rights plan, Dr. Levinson and certain related persons and trusts are permitted to acquire additional shares of Finisar common stock up to an aggregate amount of 30% of Finisar’s outstanding common stock, without prior Board approval.

1999 Employee Stock Purchase Plan

Finisar’s 1999 Employee Stock Purchase Plan was adopted by the board of directors and approved by the stockholders in September 1999. Amendments to the plan, including the adoption of an International Employee Stock Purchase Plan within the authorized limits of the plan, were adopted by the board of directors in March 2005 and approved by the stockholders in May 2005. A total of 13,750,000 shares of common stock were reserved for issuance under the plan, cumulatively increased by 1,000,000 shares on May 1, 2005 and each May 1 thereafter through May 1, 2010. Employees, including officers and employee directors, are eligible to participate in the plan if they are employed by Finisar for more than 20 hours per week, more than five months in any calendar year, and own less than 5% of the Company. The plan is implemented during sequential 12-month offering periods, generally commencing on or about December 16 of each year. In addition, a six-month offering period will generally commence on June 16 of each year.

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

During fiscal 1989, Finisar adopted the 1989 Stock Option Plan (the “1989 Plan”). The 1989 Plan expired in April 1999 and no further option grants have been made under the 1989 Plan since that time. Options granted under the 1989 Plan had an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vested over five years and had a maximum term of 10 years.

Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year (commencing May 1, 2001) by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. All options

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the 2005 Plan are immediately exercisable. As of April 30, 2006 and 2005, 3,700 shares and zero shares, respectively, were subject to repurchase.

A summary of activity under the 1989 Plan and the 2005 Plan is as follows:

	Options Available	Options Outstanding
	for Grant			Weighted-Average
Options for Common Stock	Number of Shares	Number of Shares	Price per Share	Exercise Price

Balance at April 30, 2003	18,193,407	26,214,173	$0.04 - $22.50	$3.31

Increase in authorized shares	7,500,000	—	—	—
Options granted	(25,028,803)	25,028,803	$1.79 - $ 3.26	$1.95
Options exercised	—	(3,468,165)	$0.04 - $ 4.00	$1.39
Options canceled	4,201,787	(4,201,787)	$0.16 - $22.13	$3.60

Balance at April 30, 2004	4,866,391	43,573,024	$0.04 - $22.50	$2.66

Increase in authorized shares	11,142,516	—	—	—
Options granted	(14,797,398)	14,797,398	$1.13 - $ 1.92	$1.31
Options exercised	—	(1,662,577)	$0.04 - $ 1.80	$0.87
Options canceled	7,911,103	(7,911,103)	$0.16 - $22.13	$2.55
Shares repurchased	30,000	—	$0.47 - $ 0.47	$0.47
Options expired	(12,940)	—	$0.16 - $ 4.02	$1.68

Balance at April 30, 2005	9,139,672	48,796,742	$0.04 - $22.50	$2.33

Increase in authorized shares	12,946,564	—	—	—
Options granted	(11,275,720)	11,275,720	$1.03 - $ 4.81	$1.74
Options exercised	—	(8,965,154)	$0.04 - $ 3.84	$1.43
Options canceled	9,257,346	(9,257,346)	$0.16 - $22.13	$2.42

Balance at April 30, 2006	20,067,862	41,849,962	$0.05 - $22.50	$2.34

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding at April 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
		(In years)

$0.05 - $1.13	3,394,616	7.92	$0.95	985,316	$0.81
$1.15 - $1.15	4,788,521	8.30	$1.15	1,129,364	$1.15
$1.18 - $1.47	4,546,141	8.46	$1.34	797,840	$1.44
$1.48 - $1.73	4,729,676	6.21	$1.58	3,339,226	$1.58
$1.76 - $1.78	5,426,950	9.57	$1.76	789,030	$1.76
$1.79 - $1.79	4,586,031	7.51	$1.79	1,960,631	$1.79
$1.80 - $1.80	4,860,284	7.27	$1.80	3,778,425	$1.80
$1.835 - $3.40	5,456,511	7.82	$2.41	1,863,111	$2.51
$3.67 - $12.63	3,158,277	5.94	$5.18	2,257,009	$5.56
$19.11 - $22.50	902,955	4.22	$21.71	896,355	$21.72

	41,849,962	7.68	$2.34	17,796,307	$3.20

The weighted-average fair value of options granted for common stock was $1.13 during fiscal 2006 and $0.92 during fiscal 2005.

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

Restricted Shares Issued for Promissory Notes

Certain employees have exercised options to purchase shares of common stock in exchange for promissory notes. The shares are restricted and are subject to a right of repurchase at the original exercise price in favor of the Company. This repurchase right lapses in accordance with the original vesting schedule of the option, which is generally five years. During 2005, all of these outstanding promissory notes were repaid to the Company. The amendments to the 2005 Plan adopted in fiscal 2006 eliminated the ability to deliver promissory notes as payment of the exercise price of options.

Deferred Stock Compensation

In connection with the grant of certain stock options to employees, Finisar recorded deferred stock compensation prior to the Company’s initial public offering, representing the difference between the deemed value of the Company’s common stock for accounting purposes and the option exercise price of these options at the date of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,000 for calendar year 2006. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. Finisar may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company’s expenses related to this plan were $949,000, $906,000 and $882,000 for fiscal years ended April 30, 2006, 2005, and 2004, respectively.

16.	Income Taxes

The components of income tax expense consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	—	(64)	319
Foreign	80	(712)	15

	80	(776)	334
Deferred:
Federal	2,132	1,500	—
State	289	132	—

	2,421	1,632	—

Provision for income taxes	$2,501	$856	$334

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

U.S.	$(27,359)	$(105,735)	$(95,376)
Foreign	4,941	(7,516)	(18,123)

	$(22,418)	$(113,251)	$(113,499)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2006	2005	2004

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	—	0.05	(0.03)
Non-deductible interest	7.07	4.47	—
Valuation Allowance	45.69	29.65	29.49
Foreign (income) taxed at different rates	(7.00)	—	—
Foreign loss with no tax benefit	—	2.19	5.48
Other	0.40	(0.60)	0.35

	11.16%	0.76%	0.29%

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

Deferred tax assets:
Inventory reserve	$5,675	$4,898	$7,150
Accruals and reserves	9,328	8,232	13,260
Tax credits	16,109	17,123	6,611
Net operating loss carryforwards	157,617	139,410	115,486
Gain/loss on investments under equity or cost method	12,450	11,085	—
Depreciation and amortization	344	2,999	—
Purchase accounting for intangible assets	9,202	2,282	—

Total deferred tax assets	210,725	186,029	142,507
Valuation allowance	(210,725)	(186,029)	(128,230)

Net deferred tax assets	—	—	14,277
Deferred tax liabilities:
Acquired intangibles	(4,053)	(1,632)	(10,909)
Tax depreciation over book depreciation	—	—	(3,368)

Total deferred tax liabilities	(4,053)	(1,632)	(14,277)

Total net deferred tax assets (liabilities)	$(4,053)	$(1,632)	$—

The Company’s valuation allowance increased from the prior year by approximately $24.7 million, $57.8 million, and $28.1 million in fiscal 2006, 2005 and 2004, respectively.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $18.1 million of the valuation allowance at April 30, 2006 is attributable to stock option deductions, the benefit of which will be credited to additional paid-in-capital when realized. Approximately $14.5 million of the valuation allowance at April 30, 2006 is attributable to acquired tax attributes that, when realized, will first reduce unamortized goodwill, next other non-current intangible assets of acquired subsidiaries, and then income tax expense.

A deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.

At April 30, 2006, the Company had federal, state and foreign net operating loss carryforwards of approximately $422.1 million, $168.2 million and $0.9 million, respectively, and federal and state tax credit carryforwards of approximately $10.3 million, and $9.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2009, if not utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company’s manufacturing operations in Malaysia operate under a tax holiday which expires in fiscal 2011. This tax holiday has had no effect on the Company’s net loss and net loss per share in fiscal 2004, 2005, and 2006 due to net operating losses sustained in fiscal 2004 and 2005 and net operating loss carryforwards realized in fiscal 2006.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

Revenues:
Optical subsystems and components	$325,956	$241,582	$160,025
Network test and monitoring systems	38,337	39,241	25,593

Total revenues	$364,293	$280,823	$185,618

Depreciation and amortization expense:
Optical subsystems and components	$32,929	$28,157	$30,116
Network test and monitoring systems	1,512	935	400

Total depreciation and amortization expense	$34,441	$29,092	$30,516

Operating income (loss):
Optical subsystems and components	$4,397	$(34,417)	$(54,250)
Network test and monitoring systems	(466)	(6,347)	(2,711)

Total operating income (loss)	3,931	(40,764)	(56,961)

Unallocated amounts:
Amortization of acquired developed technology	(17,671)	(22,268)	(19,239)
Amortization of deferred stock compensation	—	(162)	105
In-process research and development	—	(1,558)	(6,180)
Amortization of other intangibles	(1,747)	(1,104)	(572)
Impairment of assets	—	(18,798)	—
Impairment of goodwill and intangible assets	(853)	(3,656)	—
Restructuring costs	(3,064)	(287)	(382)
Other acquisition costs	—	—	(222)
Interest income (expense), net	(12,360)	(12,072)	(25,701)
Other non-operating income (expense), net	9,346	(12,582)	(4,347)

Total unallocated amounts	(26,349)	(72,487)	(56,538)

Loss before income tax	$(22,418)	$(113,251)	$(113,499)

The following is a summary of total assets by segment (in thousands):

	Fiscal Years Ended April 30,
	2006	2005

Optical subsystems and components	$349,235	$342,968
Network test and monitoring systems	72,422	71,535
Other assets	84,217	72,085

	$505,874	$486,588

Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2006	2005	2004

Revenues from sales to unaffiliated customers:
United States	$202,962	$184,829	$136,504
Rest of the world	161,331	95,994	49,114

	$364,293	$280,823	$185,618

Revenues generated in the U.S. are all from sales to customers located in the United States.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	Fiscal Years Ended
	April 30,
	2006	2005

Long-lived assets
United States	$233,498	$258,345
Malaysia	21,649	23,415
Rest of the world	2,984	2,139

	$258,131	$283,899

The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended
	April 30,
	2006	2005

Optical subsystems and components	$22,747	$20,551
Network test and monitoring systems	140	651

Total capital expenditures	$22,887	$21,202

18.	Pending Litigation

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of its stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of its stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The settlement is subject to approval of the Court. The Court held hearings on April 13, 2005 and September 6, 2005 to determine the final form, substance and program of class notice and the scheduling of a fairness hearing to consider final approval of the settlement. Subsequently, the Court held a hearing on April 24, 2006 to consider final approval of the settlement and has yet to issue a decision. If the settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.

On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent has been willfully infringed and awarded the Company damages of $78,920,250.25. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to about $13.4 million. Finally, the Court awarded the Company costs associated with the litigation, exclusive of attorneys’ fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box through the duration of the patent, which expires in April 2012. During the hearing, the Court also denied all pending motions not previously ruled on, including DirecTV’s motions requesting the Court to set aside or reverse the jury verdict. The Court entered final judgment in favor of the Company and against DirecTV on July 7, 2006. DirecTV has indicated in post-trial press releases that it intends to appeal the decision.

On September 6, 2005, the Company filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleged that Agilent willfully infringed the Company’s U.S. Patents No. 5,019,769 and No. 6,941,077, relating to its digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint sought damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. The Company also sought to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, the Company filed an amended complaint adding allegations of infringement of its U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to its digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court had set a trial date of September 4, 2007. In July 2006, the Company, on the one hand, and Agilent and Verigy Pte. Ltd. (a Singaporean corporation created from Agilent’s semiconductor test business after the suit began), on the other hand, reached a

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement agreement, which included a cross-covenant not to sue the other parties for infringement of fiber optic patents in their respective portfolios. Under terms of the settlement, the parties agreed to dismiss the suit and countersuit.

On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. Without ever having served the complaint on the Company, the Avago entities dismissed their suit without prejudice on March 2, 2006. The Company believes that the allegations by the Avago entities were without merit. In July 2006, the Company and the Avago entities signed a cross-license agreement covering the parties’ respective fiber optic patent portfolios. The agreement resolves, among other things, any previous issues with respect to U.S. Patent Nos. 5,359,447 and 5,761,229.

On October 6, 2005, The Epoch Group, Inc. (“Epoch”) sued the Company in the United States District Court for the Central District of California. Epoch’s complaint, as amended on November 28, 2005, alleged that the Company violated federal antitrust laws and the Lanham Act and committed defamation per se by, among other things, disparaging Epoch’s products and services, maintaining secret prices and purchasing competing companies. The amended complaint sought damages in the amount of $9 million. The federal action was based largely on facts similar to those alleged by Epoch in an action against the Company filed on February 22, 2005 in the California Superior Court for the County of Ventura. In the state action, Epoch alleged interference with contract and unfair business practices and sought damages of approximately $5 million. The state court complaint alleged, among other things, that the Company interfered with an Epoch sale contract with EMC Corporation by offering EMC a secret discount on the Company’s products. On April 5, 2005, the Company filed a cross-complaint against Epoch alleging interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, civil conspiracy, unfair competition and trade libel and seeking damages of at least $1 million. As alleged by Finisar — and by EMC — EMC canceled Epoch’s sale contract because it learned that Epoch had bribed a now-terminated EMC employee to get the contract in the first instance. Trial in the state action was set for February 25, 2006. On January 30, 2006, the Company filed a motion to dismiss the federal complaint in its entirety. On February 21, 2006, the Court issued an order granting the Company’s motion and dismissing all of Epoch’s claims without prejudice. Prior to the entry of that order, at a February 7, 2006 mandatory settlement conference in the state action, the parties agreed to settle both lawsuits on the basis of mutual dismissals with prejudice and mutual releases with no money changing hands. Both federal and state cases have since been dismissed with prejudice.

19.	Gain on Sale of a Minority Investment

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to its optical subsystems and components segment and $1.2 million related to its network test and monitoring systems segment.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2006, $1.7 million of committed facilities payments related to restructuring activities, net of anticipated sublease income, remains accrued, is expected to be fully utilized by the end of fiscal 2011, and is broken down as follows (in thousands):

	Facilities
	Hayward	Demeter	Germany	Sunnyvale	Scotts Valley	Total

Fiscal 2003 actions:
Total charges	$3,056	$4,492	$—	$—	$—	$7,548
Reversal of charge	—	(1,199)	—	—	—	(1,199)
Cash payments	(1,316)	(1,087)	—	—	—	(2,403)
Non-cash charges	(1,351)	(2,373)	—	—	—	(3,724)

Balance at April 30, 2006	389	(167)	—	—	—	222
Fiscal 2004 actions:
Total charges	—	546	849	—	—	1,395
Reversal of charge	—	(791)	—	—	—	(791)
Cash payments	(167)	412	(849)	—	—	(604)

Balance at April 30, 2006	(167)	167	—	—	—	—
Fiscal 2005 actions:
Total charges	287	—	—	—	—	287
Reversal of charge	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—

Balance at April 30, 2006	287	—	—	—	—	287
Fiscal 2006 actions:
Total charges	—	—	—	1,908	1,156	3,064
Reversal of charge	—	—	—	—	—	—
Cash payments	(509)	—	—	(1,274)	(89)	(1,872)

Balance at April 30, 2006	(509)	—	—	634	1,067	1,192
Total accrual balance at April 30, 2006	$—	$—	$—	$634	$1,067	$1,701

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance
	Hayward	Demeter	Germany	Sunnyvale	Scotts Valley	Total

Fiscal 2003 actions:
Total charges	$1,174	$656	$—	$—	$—	$1,830
Reversal of charge	—	—	—	—	—	—
Cash payments	(1,174)	(656)	—	—	—	(1,830)
Non-cash charges	—	—	—	—	—	—

Balance at April 30, 2006	—	—	—	—	—	—
Fiscal 2004 actions:
Total charges	—	701	276	—	—	977
Reversal of charge	—	—	—	—	—	—
Cash payments	—	(701)	(276)	—	—	(977)

Balance at April 30, 2006	—	—	—	—	—	—
Fiscal 2005 actions:
Total charges	—	—	—	—	—	—
Reversal of charge	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—

Balance at April 30, 2006	—	—	—	—	—	—
Fiscal 2006 actions:
Total charges	—	—	—	—	—	—
Reversal of charge	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—

Balance at April 30, 2006	—	—	—	—	—	—
Total accrual balance at April 30, 2006	$—	$—	$—	$—	$—	$—

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Total
	Hayward	Demeter	Germany	Sunnyvale	Scotts Valley	Total

Fiscal 2003 actions:
Total charges	$4,230	$5,148	$—	$—	$—	$9,378
Reversal of charge	—	(1,199)	—	—	—	(1,199)
Cash payments	(2,490)	(1,743)	—	—	—	(4,233)
Non-cash charges	(1,351)	(2,373)	—	—	—	(3,724)

Balance at April 30, 2006	389	(167)	—	—	—	222
Fiscal 2004 actions:
Total charges	—	1,247	1,125	—	—	2,372
Reversal of charge	—	(791)	0	—	—	(791)
Cash payments	(167)	(289)	(1,125)	—	—	(1,581)

Balance at April 30, 2006	(167)	167	—	—	—	—
Fiscal 2005 actions:
Total charges	287	—	—	—	—	287
Reversal of charge	—	—	—	—	—	—
Cash payments	—	—	—	—	—	—

Balance at April 30, 2006	287	—	—	—	—	287
Fiscal 2006 actions:
Total charges	—	—	—	1,908	1,156	3,064
Reversal of charge	—	—	—	—	—	—
Cash payments	(509)	—	—	(1,274)	(89)	(1,872)

Balance at April 30, 2006	(509)	—	—	634	1,067	1,192
Total accrual balance at April 30, 2006	$—	$—	$—	$634	$1,067	$1,701

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

21.	Warranty

The Company generally offers a one year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,
	2006	2005

Beginning balance	$2,963	$984
Additions during the period based on product sold	1,753	3,265
Settlements	(354)	(237)
Changes in liability for pre-existing warranties, including expirations	(2,595)	(1,049)

Ending balance	$1,767	$2,963

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Related Parties

Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a current member of the Company’s board of directors, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. During the fiscal years ended April 30, 2006, 2005 and 2004, the Company recorded purchases from Fabrinet of approximately $72.1 million, $52.3 million and $42.4 million, respectively, and Fabrinet purchased products from the Company totaling approximately $27.0 million, $24.0 million and $9.6 million, respectively. At April 30, 2006 and 2005, the Company owed Fabrinet approximately $10.0 million and $6.6 million, respectively, and Fabrinet owed the Company approximately $7.6 million and $5.9 million, respectively.

In connection with the acquisition by VantagePoint Venture Partners of the 34 million shares of common stock held by Infineon Technologies AG that the Company had previously issued to Infineon in connection with its acquisition of Infineon’s optical transceiver product lines, the Company entered into an agreement with VantagePoint under which the Company agreed to use its reasonable best efforts to elect a nominee of VantagePoint to the Company’s board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to the board of directors pursuant to that agreement. As a result of the reduction in VantagePoint’s holdings of the Company’s common stock following distributions by VantagePoint to its partners, the Company’s obligations regarding the election of a nominee of VantagePoint to the Company’s board of directors have terminated. The Company also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint.

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

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2006. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.  Subsequent Events (Unaudited)

On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against the Company for declaratory judgment in the United States District Court for the Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company’s U.S. Patent No. 5,404,505 (the “’505 patent”) is not infringed by Comcast and is invalid. The ’505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company believes the suit to be without merit and is currently reviewing its options in response to the complaint.

On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed a complaint against the Company for declaratory judgment in the United States District Court for the District of Delaware. EchoStar seeks a declaratory judgment that it does not infringe the Company’s ’505 patent. The ’505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company believes the suit to be without merit and is currently reviewing its options in response to the complaint.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Data (Unaudited)

FINISAR CORPORATION

FINANCIAL INFORMATION BY QUARTER

	Three Months Ended
	April 30,	Jan. 31,	Oct. 31,	July 31,	April 30,	Jan. 31,	Oct. 31,	July 31,
	2006	2006	2005	2005	2005	2005	2004	2004
	(Unaudited)
	(In thousands, except per share data)

Statement of Operations Data
Revenues:
Optical subsystems and components	$91,938	$84,199	$77,449	$72,370	$64,503	$63,417	$59,912	$53,750
Network test and monitoring systems	10,466	9,336	9,173	9,362	10,356	9,665	11,093	8,127

Total revenues	102,404	93,535	86,622	81,732	74,859	73,082	71,005	61,877
Cost of revenues	65,306	61,331	59,698	60,791	59,410	51,018	49,499	45,704

Impairment of acquired developed technology	—	—	853	—	—	—	3,656	—
Amortization of acquired developed technology	2,593	4,003	5,421	5,654	5,240	5,376	6,086	5,566

Gross profit (loss)	34,505	28,201	20,650	15,287	10,209	16,688	11,764	10,607

Operating expenses:
Research and development	13,216	11,525	14,141	13,021	15,146	14,535	17,043	16,075
Sales and marketing	7,934	8,119	7,501	8,371	7,883	7,179	7,570	7,151
General and administrative	7,987	6,644	6,768	8,009	8,221	5,476	4,995	4,682
Amortization of (benefit from) deferred stock compensation	—	—	—	—	20	21	24	97
Acquired in-process research and development	—	—	—	—	1,240	—	318	—
Amortization of purchased intangibles	365	453	453	476	621	170	170	143
Impairment of tangible assets	—	—	—	—	—	18,798	—	—
Restructuring costs	—	—	3,064	—	287	—	—	—

Total operating expenses	29,502	26,741	31,927	29,877	33,418	46,179	30,120	28,148

Income (loss) from operations	5,003	1,460	(11,277)	(14,590)	(23,209)	(29,491)	(18,356)	(17,541)
Interest income	1,076	858	765	783	683	561	560	592
Interest expense	(4,087)	(3,838)	(3,830)	(4,087)	(3,681)	(3,872)	(3,552)	(3,363)
Other income (expense), net	269	10,498	(821)	(600)	(10,828)	(158)	192	(1,788)

Income (loss) before income taxes	2,261	8,978	(15,163)	(18,494)	(37,035)	(32,960)	(21,156)	(22,100)
Provision for income taxes	575	675	657	594	800	—	37	19

Net income (loss)	$1,686	$8,303	$(15,820)	$(19,088)	$(37,835)	$(32,960)	$(21,193)	$(22,119)

Net income (loss) per share	$0.01	$0.03	$(0.05)	$(0.07)	$(0.15)	$(0.15)	$(0.09)	$(0.10)
Shares used in computing net income (loss) per share:
Basic	302,316	297,265	289,968	272,228	258,850	224,170	223,380	222,929
Diluted	326,781	307,681	—	—	—	—	—	—

Schedule II — Consolidated Valuation and Qualifying Accounts

		Additions -
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions -	End of
	of Period	Expenses	Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts
Year ended April 30, 2006	$1,378	$805	$(15)	$2,198
Year ended April 30, 2005	1,669	(234)	57	1,378
Year ended April 30, 2004	1,487	547	365	1,669

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, we have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (the “2005 Form 10-K”), our management’s evaluation of the effectiveness of our internal control over financial reporting conducted last year resulted in the identification of material weaknesses in our internal control over financial reporting as of April 30, 2005. As described in the 2005 Form 10-K and in subsequent quarterly reports on Form 10-Q, the Company implemented a remediation plan to address these weaknesses. The remediation plan was executed during fiscal 2006 and was substantially completed by the end of the third fiscal quarter. During the quarter ended April 30, 2006, we completed our remediation plan including the processes used in the preparation of our annual financial statements, culminating in our successful tests of our internal control environment supporting our conclusion that our internal control over financial reporting was effective as of April 30, 2006, as reported. Aside from steps taken to conclude the remediation plan, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrate Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting as of April 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Finisar Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Finisar Corporation maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Finisar Corporation maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006 and our report dated July 7, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 7, 2006

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2006 Annual Meeting of Stockholders to be held September 28, 2006, to be filed by us within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report under “Business — Executive Officers”.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Related Matters” contained in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the sections captioned “Principal Stockholders and Share Ownership by Management” and “Equity Compensation Plan Information” contained in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from the section captioned “Proposal No. 2 — Ratification of Appointment of Independent Auditors” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements

Consolidated Financial Statements:

The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of April 30, 2006 and 2005

Consolidated Statements of Operations for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended April 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Consolidated Valuation and Qualifying Accounts for the years ended April 30, 2006, 2005 and 2004 (see page 99)

(3) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report (see page 104)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 14th day of July, 2006.

FINISAR CORPORATION

By	/s/ Jerry S. Rawls
Jerry S. Rawls
President, Chief Executive Officer and
Chairman of the Board of Directors

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	July 14, 2006

/s/ Stephen K. Workman Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 14, 2006

/s/ Roger C. Ferguson Roger C. Ferguson	Director	July 14, 2006

/s/ David C. Fries David C. Fries	Director	July 14, 2006

/s/ Frank H. Levinson Frank H. Levinson	Director	July 14, 2006

/s/ Larry D. Mitchell Larry D. Mitchell	Director	July 14, 2006

/s/ Robert N. Stephens Robert N. Stephens	Director	July 14, 2006

/s/ Dominique Trempont Dominique Trempont	Director	July 14, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.8		Master Sale and Purchase Agreement by and between Infineon Technologies AG and Finisar Corporation, dated January 25, 2005(1)

3.4		Amended and Restated Bylaws of Registrant

3.5		Restated Certificate of Incorporation of Registrant(2)

3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(3)

3.8		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(4)

3.9		Certificate of Designation(5)

3.10		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(6)

3.11		Amended and Restated Certificate of Incorporation of Registrant(7)

4.1		Specimen certificate representing the common stock(2)

4.2		Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(8)

4.3		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(9)

4.4		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(10)

4.5		Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janice H. Smith dated as of August 4, 2004, as amended through December 10, 2004 (including as Exhibit A the form of 8% Installment Promissory Note due August 5, 2006 and as Exhibit I the form of Stock Resale Agreement)(11)

4.6		Fourth Amendment to Asset Purchase Agreement among Finisar Corporation, Data Transit Corp., Dale T. Smith and Janis H. Smith dated as of May 11, 2005 (including as Exhibit A the form of Amended and Restated 8% Installment Promissory Note due August 5, 2006)(12)

4.7		Convertible Promissory Note dated April 29, 2005 issued by Finisar Corporation to CyOptics, Inc., with a principal amount of $3,750,000(13)

10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(2)

10	.2*	1989 Stock Option Plan(2)

10	.3*	1999 Stock Option Plan(14)

10	.4*	1999 Employee Stock Purchase Plan, as amended and restated effective March 2, 2005(15)

10.13		Building Lease for 1308 Moffett Park Drive, Sunnyvale, CA, dated May 26, 1999 between Registrant and Aetna Life Insurance Company(2)

10.18		Collateral Pledge and Security Agreement among the Company, U.S. Bank Trust National Association and U.S. Bank National Association, dated October 15, 2003(10)

10	.21.1*	Executive Retention and Severance Plan(16)

10	.21.2	Amended and Restated Registration Rights Agreement between Infineon Technologies AG and Finisar Corporation, dated January 25, 2005(17)

10	.22**	Transceiver Supply Agreement by and between Finisar Corporation and Infineon Technologies Trutnov, sro, dated January 25, 2005(18)

10.23		Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(19)

10.24		Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finistar (CA-TX) Limited Partnership, dated February 4, 2005(20)

Exhibit
Number		Description of Document

10.25		Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(21)

10.26		Agreement and Plan of Reorganization by and among Finisar Corporation, Iolite Acquisition Corp. and InterSAN, Inc., dated March 2, 2005(22)

10.27		Agreement and Plan of Merger by and among Finisar Corporation, I-Robot Acquisition Corp., I-TECH CORP. and Steven Bucher, dated April 7, 2005(23)

10.28		Convertible Promissory Note issued by Finisar Corporation to Steven Bucher with a principal amount of $11,061,000, dated April 8, 2005(24)

10.29		Convertible Promissory Note issued by Finisar Corporation to Steven Bucher with a principal amount of $1,000,000, dated April 8, 2005(25)

10	.30*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(26)

10.31		Amendment to Convertible Promissory Note dated June 21, 2005 by and among Finisar Corporation and Steven Bucher(27)

10	.32*	International Employee Stock Purchase Plan(28)

10.33		Resignation Agreement by and between Finisar Corporation and Kevin Cornell, effective as of August 4, 2005(29)

10	.34*	Finisar Corporation 2005 Stock Incentive Plan(30)

10.35		Letter Agreement dated December 28, 2005 between Finisar Corporation and Dr. Frank H. Levinson(31)

21		List of Subsidiaries of the Registrant

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract.

**	Confidential treatment has been requested and granted as to certain portions of this exhibit. The confidential portions of this exhibit have been omitted and are marked by asterisks.

(1)	Incorporated by reference to Exhibit 2.8 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(2)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(3)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(4)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(5)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(6)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(7)	Incorporated by reference to Exhibit 3.11 to Registrant’s Annual Report on Form 10-K filed July 29, 2005.

(8)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(9)	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(11)	Incorporated by reference to Exhibit 4.5 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2004.

(12)	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed May 13, 2005 (File No. 333-124879).

(13)	Incorporated by reference to Exhibit 4.7 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(14)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(15)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(16)	Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K/A filed February 10, 2005.

(17)	Incorporated by reference to Exhibit 10.21 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(18)	Incorporated by reference to Exhibit 10.22 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(19)	Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(20)	Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(21)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(22)	Incorporated by reference to Exhibit 10.26 to Registrant’s Current Report on Form 8-K filed March 7, 2005.

(23)	Incorporated by reference to Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(24)	Incorporated by reference to Exhibit 10.28 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(25)	Incorporated by reference to Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed April 11, 2005.

(26)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(27)	Incorporated by reference to Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed June 22, 2005.

(28)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(29)	Incorporated by reference to Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed August 8, 2005.

(30)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 19, 2005.

(31)	Incorporated by reference to Exhibit 10.35 to Registrant’s Current Report on Form 8-K filed January 3, 2006.