Form 10-Q
period 2006-07-31
FINISAR CORP
filed 2006-09-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2006
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
     Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 31, 2006, there were 307,739,363 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2006	April 30, 2006
	(In thousands, except share and per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,472	$63,361
Short-term available-for-sale investments	40,394	33,507
Restricted investments, short-term	3,725	3,705
Accounts receivable, net of allowance for doubtful accounts of $2,023 and $2,198 at July 31, 2006 and April 30, 2006	65,572	57,388
Accounts receivable, other	9,773	8,963
Inventories	52,440	52,974
Prepaid expenses	3,492	4,112

Total current assets	238,868	224,010
Long-term available-for-sale investments	34,024	21,918
Property, plant and improvements, net	82,202	82,225
Restricted investments, long-term	1,827	1,815
Purchased technology, net	13,460	14,972
Other purchased intangible assets, net	3,878	4,184
Goodwill	122,960	124,532
Minority investments	11,250	15,093
Other assets	17,392	17,125

Total assets	$525,861	$505,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,531	$34,221
Accrued compensation	10,011	9,376
Other accrued liabilities	13,483	13,129
Deferred revenue	5,415	5,070
Current portion of other long-term liabilities	2,284	2,333
Non-cancelable purchase obligations	1,693	1,209

Total current liabilities	68,417	65,338
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $10,827 and $11,975 at July 31, 2006 and April 30, 2006	239,423	238,275
Other long-term liabilities	20,612	21,253
Deferred income taxes	4,518	4,053

Total long-term liabilities	264,553	263,581
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2006 and April 30, 2006	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 307,111,128 shares issued and outstanding at July 31, 2006 and 305,512,111 shares issued and outstanding at April 30, 2006	307	306
Additional paid-in capital	1,376,535	1,371,180
Accumulated other comprehensive income	13,098	1,698
Accumulated deficit	(1,197,049)	(1,196,229)

Total stockholders’ equity	192,891	176,955

Total liabilities and stockholders’ equity	$525,861	$505,874

See accompanying notes

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 31,
	2006	2005
	(Unaudited, in thousands,
	except per share data)
Revenues:
Optical subsystems and components	$96,043	$72,370
Network test and monitoring systems	10,200	9,362

Total revenues	106,243	81,732
Cost of revenues	69,950	60,791
Amortization of acquired developed technology	1,519	5,654

Gross profit	34,774	15,287

Operating expenses:
Research and development	14,059	13,021
Sales and marketing	8,669	8,371
General and administrative	7,376	8,009
Amortization of purchased intangibles	299	476

Total operating expenses	30,403	29,877
Income (loss) from operations	4,371	(14,590)
Interest income	1,255	783
Interest expense	(3,921)	(4,087)
Other income (expense), net	(370)	(600)

Income (loss) before income taxes	1,335	(18,494)
Provision for income taxes	2,155	594

Net loss	$(820)	$(19,088)

Net loss per share — basic and diluted	$(0.00)	$(0.07)

Shares used in computing net loss per share — basic and diluted	306,499	272,228
     See accompanying notes. The Company adopted SFAS 123(R) as of May 1, 2006 and operating results for the three months ended July 31, 2006 included stock-based compensation expense under SFAS 123(R) of $2.2 million, net of tax, related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recorded in the three months ended July 31, 2005.
     See Note 9 to the condensed consolidated financial statements for more information.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 31,
	2006	2005
	(Unaudited, in thousands)
Operating activities
Net loss	$(820)	$(19,088)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,708	7,471
Stock-based compensation expense related to employee stock options and employee stock purchases	2,202	—
Amortization of beneficial conversion feature of convertible notes	1,148	1,081
Amortization of purchased technology and other purchased intangibles	299	476
Amortization of acquired developed technology	1,519	5,654
Amortization of discount on restricted securities	(32)	(47)
Gain on sale or retirement of equipment	39	24
Share of losses of equity investee	237	522
Excess tax benefits from stock-based compensation	(44)	—
Deferred income taxes	1,572	—

Changes in operating assets and liabilities:
Accounts receivable	(8,184)	(683)
Inventories	694	(871)
Other assets	(1,171)	1,468
Deferred income taxes	470	586
Accounts payable	1,310	2,129
Accrued compensation	635	2,096
Other accrued liabilities	300	2,583
Deferred revenue	345	617

Net cash provided by operating activities	7,227	4,018

Investing activities
Purchases of property, equipment and improvements	(6,117)	(3,968)
Proceeds from sale of property and equipment	35	—
Sale (purchase) of short-term and long-term investments	(3,386)	226
Acquisition of subsidiaries, net of cash assumed	—	(394)

Net cash used in investing activities	(9,468)	(4,136)

Financing activities
Repayments of liability related to sale-leaseback of building	(70)	(57)
Repayments of borrowings	(527)	(118)
Proceeds from exercise of stock options and employee stock purchase plan	2,905	42
Excess tax benefits from stock-based compensation	44	—

Net cash provided by (used in) financing activities	2,352	(133)

Net increase (decrease) in cash and cash equivalents	111	(251)
Cash and cash equivalents at beginning of period	63,361	29,431

Cash and cash equivalents at end of period	$63,472	$29,180

Supplemental disclosure of cash flow information
Cash paid for interest	$177	$21
Cash paid for taxes	$—	$(10)

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock upon conversion of promissory notes	$—	$20,239

Issuance of common stock in connection with acquisitions	$—	$8,815

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business
     Finisar is a leading provider of optical subsystems and components and network test and monitoring systems. These products enable high-speed data communications over local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the various elements of these networks together. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals using a wide range of network protocols, transmission speeds, physical mediums and configurations over distances of 200 meters to 120 kilometers. Optical subsystems are sold to leading manufacturers of storage and networking equipment for SAN, LAN and MAN applications such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, McData and Qlogic. Sales of optical components consist primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications.
     Network test and monitoring systems are sold to original equipment manufacturers for testing and validating their equipment designs and, to a lesser degree, to operators of networking and storage data centers for monitoring and troubleshooting the performance of their installed systems. These products are sold primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, IBM, McData and Qlogic.
2. Summary of Significant Accounting Policies
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of July 31, 2006, and for the three month periods ended July 31, 2006 and 2005, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at July 31, 2006 and its operating results and cash flows for the three month periods ended July 31, 2006 and 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2006.
Fiscal Periods
     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). For ease of comparison, all references to period end dates have been presented as though the period ended on the last day of the calendar month. The first quarter of fiscal 2007 ended on July 30, 2006. The first quarter of fiscal 2006 ended on July 31, 2005.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Stock-Based Compensation Expense
     On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s condensed consolidated financial statements as of and for the three months ended July 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended July 31, 2006 was $2.2 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended July 31, 2005. See Note 9 for additional information.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s condensed consolidated statement of operations, other than as related to acquisitions and certain stock option grants issued to employees prior to the Company’s initial public offering, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended July 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123(R) was recognized using the Black-Scholes option-pricing model with a multiple-option approach. Compensation expense for all share-based payment awards granted subsequent to adoption of SFAS 123(R) is recognized using the Black-Scholes option-pricing model with a straight-line single-option approach. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and the actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an options-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force

(“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
     Sales to certain distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Deferred revenue on shipments to distributors reflects the effects of distributor price adjustments and, the amount of gross margin expected to be realized when distributors sell-through products purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from the Company at which point the Company has a legally enforceable right to collection under normal payment terms.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. Finisar places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 44.4% and 34.7% of total accounts receivable at July 31, 2006 and April 30, 2006, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three months ended July 31, 2006 and 2005, sales to the top five optical subsystems and components customers represented 43.8% and 48.2% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at July 31, 2006, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $48.6 million.
Foreign Currency Translation
     The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net loss.
Research and Development
     Research and development expenditures are charged to operations as incurred.
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $8,500 and $128,000 in the three months ended July 31, 2006 and 2005, respectively.
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
Investments
Available-for-Sale
     Available-for-sale investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and equity securities. Pursuant to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of

July 31, 2006 and April 30, 2006, the fair value of the Company’s convertible subordinated debt was approximately $257.8 million and $323.0 million, respectively.
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
Accounting for the Impairment of Long-Lived Assets
     The Company periodically evaluates whether changes have occurred to long-lived assets that would require revision of the remaining estimated useful life of the assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.
Computation of Net Loss Per Share
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	July 31,
	2006	2005
	(in thousands, except per share amounts)
Numerator:
Net loss	$(820)	$(19,088)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	306,499	272,228

Weighted-average shares outstanding — basic	306,499	272,228

Basic and diluted net loss per share	$(0.00)	$(0.07)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	17,659	1,545
Conversion of convertible subordinated notes	58,647	58,647
Conversion of convertible notes	—	16,284
Warrants	470	942

Potentially dilutive securities	76,776	77,418

Comprehensive Income
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.
     The components of comprehensive loss for the three months ended July 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended
	July 31,
	2006	2005
	(in thousands)
Net loss	$(820)	$(19,088)
Foreign currency translation adjustment	(585)	22
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	11,985	(123)

Comprehensive income (loss)	$10,580	$(19,189)

     The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	July 31, 2006	April 30, 2006
Net unrealized gains/(losses) on available-for-sale securities	$11,409	$(576)
Cumulative translation adjustment	1,689	2,274

Accumulated other comprehensive income	$13,098	$1,698

3. Inventories
     Inventories consist of the following (in thousands):

	July 31, 2006	April 30, 2006
Raw materials	$16,443	$19,133
Work-in-process	23,369	21,479
Finished goods	12,628	12,362

Total inventory	$52,440	$52,974

     During the three months ended July 31, 2006 and 2005, the Company recorded charges of $3.4 million and $1.1 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.1 million and $1.4 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	July 31, 2006	April 30, 2006

Land	$9,747	$9,747
Buildings	10,846	10,929
Computer equipment	34,858	34,149
Office equipment, furniture and fixtures	3,160	3,182
Machinery and equipment	122,091	118,327
Leasehold improvements	12,777	7,445
Contruction-in-process	1,082	5,888

Total	194,561	189,667
Accumulated depreciation and amortization	(112,359)	(107,442)

Property, equipment and improvements (net)	$82,202	$82,225

5. Income Taxes
     The Company recorded a provision for income taxes of $2.2 million and $594,000, respectively, for the three months ended July 31, 2006 and 2005. The provision for income tax expense for the three months ended July 31, 2006 includes a non-cash charge for tax expense of approximately $1.6 million associated with the utilization of pre-acquisition tax net operating losses of an acquired company, the tax benefits of which must be recorded as a reduction of goodwill pursuant to the accounting rules under SFAS 109 for business combinations. The provision for income tax expense for the three months ended July 31, 2006 and 2005 also includes non-cash charges for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, and current tax expense for minimum state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of July 31, 2006 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at July 31, 2006 relates to the tax benefits of stock option deductions the tax benefit of which will be credited to paid-in capital if and when realized. In addition, a portion of the valuation allowance for deferred tax assets at July 31, 2006 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense. Thus in the current quarter, the tax benefits resulting from the elimination of the valuation against deferred tax assets associated net operating loss carry forwards of acquired companies did not result in a reduction in income tax expense. Furthermore, the Company records a non-cash charge for deferred income tax expense in each quarter that such tax benefits are actually realized for income tax purposes in the Company’s tax returns.
     Based on the amount deferred tax assets related to tax net operating loss carry forwards of acquired companies, the Company presently estimates that any tax benefit resulting from the elimination of the related valuation allowance will continue to reduce goodwill and other non-current intangible assets throughout fiscal 2007 and at least a portion of fiscal 2008.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
6. Purchased Intangible Assets Including Goodwill
     The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total
Balance at April 30, 2006	$84,426	$40,106	$124,532
Reduction related to tax related net operating loss usage	(1,572)	—	(1,572)

Balance at July 31, 2006	$82,854	$40,106	$122,960

     During the first quarter of fiscal 2007, the Company recorded a reduction of goodwill associated with the utilization of the net operating losses for tax purposes of an acquired subsidiary. See Note 5 to the condensed consolidated financial statements for more information.
     The following table reflects intangible assets subject to amortization as of July 31, 2006 and April 30, 2006 (in thousands):

	July 31, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($89,006)	$13,460
Trade name	3,625	(3,083)	542
Customer relationships	5,243	(1,907)	3,336

Total	$111,334	($93,996)	$17,338

	April 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($87,494)	$14,972
Trade name	3,625	(3,056)	569
Customer relationships	5,243	(1,628)	3,615

Total	$111,334	($92,178)	$19,156

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2007	$5,287
2008	5,851
2009	3,264
2010	1,594
2011 and beyond	1,342

$17,338

7. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of July 31, 2006 and April 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of July 31, 2006
Debt:
Corporate	$46,737	$5	$(313)	$46,429
Government agency	23,025	2	(129)	22,898
Mortgage-backed	4,880	—	(53)	4,827
Other securities	1,594	—	(7)	1,587

	76,236	7	(502)	75,741

Equity:
Corporate	$3,607	$11,920	$—	$15,527

Total investments	$79,843	$11,927	$(502)	$91,268

Reported as:
Cash equivalents	$16,850	$—	$—	$16,850
Short-term investments	40,641	2	(249)	40,394
Long-term investments	22,352	11,925	(253)	34,024

Total	$79,843	$11,927	$(502)	$91,268

As of April 30, 2006
Debt:
Corporate	$51,925	$1	$(357)	$51,569
Government agency	16,826	—	(160)	16,666
Mortgage-backed	5,125	1	(54)	5,072
Municipal	300	—	(7)	293

Total	$74,176	$2	$(578)	$73,600

Reported as:
Cash equivalents	$18,176	$—	$(1)	$18,175
Short-term investments	33,745	1	(239)	33,507
Long-term investments	22,255	1	(338)	21,918

Total	$74,176	$2	$(578)	$73,600

     The gross realized losses for the three months ended July 31, 2006 and 2005 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of July 31, 2006 and April 30, 2006 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of July 31, 2006
Government agency	$5,552	$(77)	$5,475

Classified as:
Short term — less than 1 year	3,725	(29)	3,696
Long term - 1 to 3 years	1,827	(48)	1,779

Total	$5,552	$(77)	$5,475

As of April 30, 2006
Government agency	$5,520	$(105)	$5,415

Classified as:
Short term — less than 1 year	3,705	(51)	3,654
Long term - 1 to 3 years	1,815	(54)	1,761

Total	$5,520	$(105)	$5,415

8. Minority Investments
     Minority investments is comprised of several investments in other companies accounted for under the cost method.
Cost Method Investments
     Included in minority investments at July 31, 2006 and April 30, 2006 are cost method investments of $11.3 million for each period.
Equity Method Investment
     Included in minority investments at July 31, 2006 and April 30, 2006 are $0 and $3.8 million, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. During the three months ended July 31, 2006 and 2005, the Company recorded expenses of $237,000 and $522,000, respectively, representing the Company’s share of the loss of the investee, which was classified as other expense.
Conversion of Equity Method Investment to Available-for-Sale Securities
     During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115 and recorded an unrealized gain of $11.9 million in accumulated other comprehensive income at July 31, 2006. As of July 31, 2006, the fair market value of this investment included in long-term available-for-sale investments was $15.5 million.
9. Employee Benefit Plans
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 15,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three months ended July 31, 2006 and 2005, the Company issued 860,025 and no shares, respectively. At July 31, 2006, 10,060,097 shares were available for issuance under the Purchase Plan.
     The employee stock purchase plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower.

Employee Stock Option Plans
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. All options granted under the 2005 Plan are immediately exercisable. As of July 31, 2006 and 2005, 3,700 shares were subject to repurchase for each period.
     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
			Weighted-Average	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Intrinsic Value (1)
Balance at April 30, 2006	20,067,862	41,849,962	$2.34
Increase in authorized shares	15,275,605		—
Options granted	(2,058,500)	2,058,500	$4.39
Options exercised		(738,764)	$1.66	$2,146,273
Options canceled	435,827	(435,827)	$4.36

Balance at July 31, 2006	33,720,794	42,733,871	$2.43

(1)	Represents the difference between the exercise price and the value of Finisar common stock at the time of exercise.
     The following table summarizes significant ranges of outstanding and exercisable options as of July 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted-	Weighted-			Weighted-
		Average	Average			Average
Range of	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Exercise Prices	Outstanding	Contractual Life	Price	Intrinsic Value	Exercisable	Price	Intrinsic Value
		(In years)
$0.05 - $1.13	3,305,716	7.73	$0.95	$6,068,964	1,087,816	$0.84	$2,121,676
$1.15 - $1.15	4,688,042	8.05	1.15	7,688,389	1,114,994	1.15	1,828,590
$1.18 - $1.47	4,408,741	8.21	1.34	6,409,428	1,132,390	1.37	1,602,898
$1.48 - $1.73	4,565,599	5.96	1.58	5,509,765	4,228,199	1.58	5,125,000
$1.76 - $1.76	4,986,670	9.32	1.76	5,136,270	754,030	1.76	776,651
$1.77 - $1.79	4,802,848	7.4	1.79	4,806,690	1,957,576	1.79	1,957,576
$1.80 - $1.80	4,692,942	7.02	1.80	4,646,013	4,375,883	1.80	4,332,124
$1.835 - $2.91	4,330,320	7.83	2.23	2,442,734	1,523,320	2.16	952,684
$2.92 - $5.31	5,533,945	7.45	3.99	—	2,525,617	3.72	—
$5.32 - $22.50	1,419,048	4.26	17.34	—	1,415,448	17.33	—

	42,733,871	7.55	$2.43	$42,708,252	20,115,273	$3.00	$18,697,200

     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.79 as of July 28, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 6.51 years. The total number of in-the-money options exercisable as of July 31, 2006 was 16.2 million.
Valuation and Expense Information under SFAS 123(R)
     On May 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases under its 1999 Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended July 31, 2006 which was reflected in our operating results as follows (in thousands):

Three Months Ended
July 31, 2006
Cost of revenues	$457

Stock-based compensation expense included in cost of revenues	457

Research and development	889
Sales and marketing	371
General and administrative	485

Stock-based compensation expense included in operating expenses	1,745

Stock-based compensation expense related to employee stock options and employee stock purchases	2,202
Tax benefit	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$2,202

     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net loss for the three months ended July 31, 2006, was $2.2 million lower than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended July 31, 2006 would have been unchanged had the Company continued to account for share-based compensation under APB 25.
     The total stock-based compensation capitalized as part of inventory as of July 31, 2006 was $204,000.
     The table below reflects net loss and diluted net loss per share for the three months ended July 31, 2006 compared with pro forma information for the three months ended July 31, 2005 as follows (in thousands, except per share amounts):

	Three Months Ended
	July 31,	July 31,
	2006	2005
Net loss — as reported (1)	N/A	$(19,088)

Stock-based compensation expense related to employee stock options and employee stock purchases	2,202	3,084
Tax benefit	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax (2)	2,202	3,084

Net loss, including the effect of stock-based compensation expense (3)	(820)	(22,172)

Basic and diluted net loss per share — as reported for the prior period (1)	N/A	$(0.07)
Basic and diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$(0.00)	$(0.08)

(1)	Net loss and net loss per share prior to fiscal 2007 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2007 is calculated based on the pro forma application of SFAS 123.

(3)	Net loss and net loss per share prior to fiscal 2007 represents pro forma information based on SFAS 123.
     As of July 31, 2006, total compensation cost related to unvested stock options not yet recognized was $10.6 million which is expected to be recognized over the next 21 months on a weighted-average basis.
     Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model with a straight-line attribution method to recognize share-based compensation expense. Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123(R) was recognized using the Black-Scholes option-pricing model with a multiple-option approach for the purpose of the pro forma financial information in accordance with SFAS 123.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	July 31,	July 31,	July 31,	July 31,
	2006	2005	2006	2005
Weighted average fair value of grants	$3.47	$0.84	$0.90	$0.36
Expected term (in years)	5.15	3.60	0.50	0.46
Volatility	104%	110%	67%	99%
Risk-free interest rate	5.07%	4.12%	4.40%	2.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%
     The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
     The fair value of stock based payments made during the three months ended July 31, 2006 and 2005, were valued using the Black-Scholes option-pricing model with a volatility factor based on the Company’s historical stock prices.
     The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity is set equal to the expected term.

     The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.
     As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
Pro Forma information Under SFAS 123 for Periods Prior to Fiscal 2007
     Pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan is as follows (in thousands, except per-share amounts):

Three Months Ended
July 31, 2005
Net loss — as reported	$(19,088)
Total stock-based employee compensation expense determined under fair value based method for all awards	(3,084)

Net loss — pro forma	$(22,172)

Basic and diluted net loss per share — as reported	$(0.07)

Basic and diluted net loss per share — pro forma	$(0.08)
     The weighted-average estimated value of employee stock options granted during the three months ended July 31, 2005 was $0.84 using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended
July 31, 2005
Expected term (in years)	3.60
Volatility	110%
Risk-free interest rate	4.12%
Dividend yield	0.00%
Accuracy of Fair Value Estimates
     The Company uses third-party analyses to assist in developing the assumptions used in the Black-Scholes model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.
     The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended
	July 31,
	2006	2005

Revenues:
Optical subsystems and components	$96,043	$72,370
Network test and monitoring systems	10,200	9,362

Total revenues	$106,243	$81,732

Depreciation and amortization expense:
Optical subsystems and components	$6,424	$7,081
Network test and monitoring systems	284	390

Total depreciation and amortization expense	$6,708	$7,471

Operating income (loss):
Optical subsystems and components	$6,197	$(5,366)
Network test and monitoring systems	(8)	(3,094)

Total operating income (loss)	6,189	(8,460)

Unallocated amounts:
Amortization of acquired developed technology	(1,519)	(5,654)
Amortization of purchased intangibles	(299)	(476)
Interest income (expense), net	(2,666)	(3,304)
Other non-operating income (expense), net	(370)	(600)

Total unallocated amounts	(4,854)	(10,034)

Income (loss) before income taxes	$1,335	$(18,494)

     The following is a summary of total assets by segment (in thousands):

	July 31,	April 30,
	2006	2006
Optical subsystems and components	$360,289	$349,235
Network test and monitoring systems	69,887	72,422
Other assets	95,685	84,217

	$525,861	$505,874

     Short-term, restricted and minority investments are the primary components of other assets in the above table.
     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	July 31,
	2006	2005
Revenues from sales to unaffiliated customers:
United States	$40,425	$46,675
Rest of the world	65,818	35,057

	$106,243	$81,732

     Revenues generated in the United States are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 31,	April 30,
	2006	2006
Long-lived assets
United States	$224,164	$233,498
Malaysia	24,028	21,649
Rest of the world	2,950	2,984

	$251,142	$258,131

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	July 31,
	2006	2005
Optical subsystems and components	$6,058	$3,936
Network test and monitoring systems	59	32

Total capital expenditures	$6,117	$3,968

11. Warranty
     The Company generally offers a one-year limited warranty for all of its products. The specific terms and conditions of these warranties vary depending upon the product sold and the end customer. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months Ended
July 31, 2006
Beginning balance at April 30, 2006	$1,767
Additions during the period based upon product sold	617
Settlements	(117)
Changes in liability for pre-existing warranties, including expirations	(442)

Ending balance at July 31, 2006	$1,825

12. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three months ended July 31, 2006 and 2005, the Company sold approximately $4.2 million and $6.0 million, respectively, of its trade receivables to Silicon Valley Bank under the terms of this agreement.
13. Restructuring
     As of July 31, 2006, $1.2 million of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the Company’s Sunnyvale and Scotts Valley facilities that took place in fiscal 2006.

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
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent has been willfully infringed and awarded the Company damages of $78,920,250.25. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from monthly figures beginning April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282.36 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. In court testimony, DirecTV’s damages expert estimated that in 2006 DirecTV would bring into service 15 million new set top boxes. As a result, assuming this estimate does not change going forward, and that all other conditions remain the same, for example, DirecTV’s business conditions and the technology used in its transmission of content, DirecTV would owe the Company approximately $6 million for the first quarterly period of the compulsory license, such first payment being due under the Court’s decree on October 7, 2006. During the July 6, 2006 hearing, the Court denied all pending motions not previously ruled on, including DirecTV’s oral motions requesting the Court to set aside or reverse the jury verdict. The Court entered final judgment in favor of the Company and against DirecTV on July 7, 2006. DirecTV filed written post-trial motions, seeking essentially the same relief it sought through its oral motions and requesting a new trial on a number of grounds. The Court denied each of those motions in an order dated September 1, 2006. In still another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed Finisar under the compulsory license into an escrow account pending the outcome of any appeal, requesting that those amounts be refundable in the event that DirecTV prevails on appeal. Finisar opposed that motion, and a decision by the Court on that issue is pending. DirecTV has indicated in post-trial press releases that it intends to appeal. Based upon the entrance date of the Court’s September 1, 2006 order, DirecTV’s notice of appeal, if any, will be due on or before October 5, 2006. The Company is currently reviewing its options with respect to any cross appeal which is likewise due either on or before October 5, 2006 or fourteen (14) days from when DirecTV files its notice of appeal, whichever is later.
     On September 6, 2005, the Company filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleged that Agilent willfully infringed the Company’s U.S. Patents No. 5,019,769 and No. 6,941,077, relating to its digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint sought damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. The Company also sought to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, the Company filed an amended complaint adding allegations of infringement of its U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to its digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court had set a trial date of September 4, 2007. On July 11, 2006 the Company signed a settlement agreement with Agilent and Verigy Pte. Ltd. (a Singaporean corporation created from Agilent’s semiconductor test business after the suit began), which included a cross-covenant not to sue the other parties for infringement of fiber optic patents in their respective portfolios. Under terms of the settlement, the parties agreed to dismiss the suit and countersuit. On July 18, 2006 the court signed the order of dismissal.
     On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against the Company in the United States District Court for the District of Delaware, alleging that the Company’s short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. Without ever having served the complaint on the Company, the Avago entities dismissed their suit without prejudice on March 2, 2006. The Company believes that the allegations by the Avago entities were without merit. On July 11, 2006, the Company signed a cross-license agreement with the Avago entities covering the parties’ respective fiber optic patent portfolios. The agreement resolves, among other things, any previous issues with respect to U.S. Patent Nos. 5,359,447 and 5,761,229.
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against the Company in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company’s U.S. Patent No. 5,404,505 (the “‘505 patent”) is not infringed and is invalid. The ‘505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company believes the suit to be without merit and is currently reviewing its options in response to the complaint. Pursuant to stipulated extensions agreed by the parties and approved by the Court, the Company may respond or otherwise move to dismiss the complaint on or before September 15, 2006.
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The Company believes that the suit to be without merit and is currently reviewing its options in response to the complaint. Pursuant to stipulated extensions agreed by the parties and approved by the Court, the Company may respond or otherwise move to dismiss the complaint on or before October 23, 2006.

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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 31, 2006. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth in “Part II, Item 1A. Risk Factors” below. The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this report.
Overview
     Revenues increased for the twelfth consecutive quarter to $106.2 million in the three months ended July 31, 2006. This represented an increase of $24.5 million, or 30.0%, from $81.7 million in the three months ended July 31, 2005. The increase was primarily attributable to an increase in sales of optical subsystem products, primarily for LAN/SAN applications and, to a lesser degree, for MAN-Ethernet applications that are compliant with the SONET/SDH protocol. Historically, we have generated most of our revenues from products used for LAN/SAN and MAN-Ethernet applications capable of operating at 1 and 2 gigabits per second, or Gbps. We began selling products capable of operating at 4 Gbps for SAN applications during fiscal 2006. Sales of these products comprised 88% of total optical subsystem and component revenues in the most recent quarter. While we believe that these markets will continue to grow, we are targeting the emerging 10 to 40 Gbps market for LAN and MAN applications for its future growth potential and have invested a considerable portion of our research and development resources in designing new products for these markets. Sales of these products totaled less than $6.0 million in the three months ended July 31, 2006, or 6% of total revenues for optical subsystems and components.
     Revenues from the sale of network test and monitoring systems have been in the range of $9 to $11 million per quarter for the last eight quarters. This segment of our business has been heavily reliant on the sale of products to original equipment manufacturers who use these systems to design products for SANs using the Fibre Channel protocol. This industry is in the process of establishing specifications for new products that will operate at 8 Gbps by the end of calendar 2006. New test and monitoring systems capable of operating at these new speeds will likely be introduced in the early part of calendar 2007. We believe that the demand for existing products that operate at 4 Gbps may soften in the near term as customers anticipate the introduction of these new 8 Gbps products. In the meantime, we are currently pursuing other market opportunities that rely on the use of high-speed serial data transmission using other protocols such as SAS/SATA and CE ATA to expand our network test and monitoring system business.
     We recorded a net loss of $820,000 in the three months ended July 31, 2006, compared to a net loss of $19.1 million in the three months ended July 31, 2005. The improvement is the result of the increase in revenues and associated gross profit thereon. Operating expenses were up $526,000 from the comparable period in fiscal 2006 due to a charge of $2.2 million in the current quarter associated with stock-based compensation expense as a result of the adoption of FAS 123(R). Profitability in the current quarter was also impacted by a tax provision totaling $2.2 million against pretax income of $1.3 million. Approximately $1.6 million of this largely non-cash provision relates to the requirement to use a net operating loss carryforward to reduce goodwill on our balance sheet rather as a credit to the provision for income taxes on our statement of operations. An additional tax charge totaling approximately $500,000 is related to deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred.
Critical Accounting Policies
     The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies.
Stock-Based Compensation Expense
     Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior period results. Under this method we recognize compensation expense for all share-based payments granted after May 1, 2006 and prior to but not yet vested as of May 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to our adoption of SFAS 123R, we accounted for share-based payments under APB 25 and no stock-based compensation expense had been recognized in the Company’s consolidated statement of operations, other than as related to acquisitions and certain stock option grants issued to employees prior to the Company’s initial public offering, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. In determining stock price volatility, we considered the volume of market activity of freely traded options, and determined there was insufficient market activity to provide a meaningful measure of implied volatility. Therefore, expected volatility for the quarter ended July 31, 2006 was based on the historical volatility of our stock price. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the condensed consolidated financial statements for a further discussion on stock-based compensation.
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 31,
	2006	2005
	(Unaudited)
Revenues:
Optical subsystems and components	90.4%	88.5%
Network test and monitoring systems	9.6	11.5

Total revenues	100.0	100.0
Cost of revenues	65.8	74.4
Amortization of acquired developed technology	1.4	6.9

Gross profit	32.7	18.7

Operating expenses:
Research and development	13.2	15.9
Sales and marketing	8.2	10.2
General and administrative	6.9	9.8
Amortization of purchased intangibles	0.3	0.6

Total operating expenses	28.6	36.6
Income (loss) from operations	4.1	(17.9)
Interest income	1.2	1.0
Interest expense	(3.7)	(5.0)
Other income (expense), net	(0.3)	(0.7)

Income (loss) before income taxes	1.3	(22.6)
Provision for income taxes	2.1	0.8

Net loss	(0.8)%	(23.4)%

     Revenues. Revenues increased $24.5 million, or 30.0%, to $106.2 million in the quarter ended July 31, 2006 compared to $81.7 million in the quarter ended July 31, 2005. Sales of optical subsystems and components and network test and monitoring systems represented 90.4% and 9.6%, respectively, of total revenues in the quarter ended July 31, 2006, compared to 88.5% and 11.5%, respectively, in the quarter ended July 31, 2005.
     Optical subsystems and components revenues increased $23.7 million, or 32.7%, to $96.0 million in the quarter ended July 31, 2006 compared to $72.4 million in the quarter ended July 31, 2005. The increase was primarily the result of a $17.0 million, or 37.2%, increase in sales of products for short distance LAN/SAN applications and a $6.7 million, or 25.1%, increase in sales of products for longer distance MAN applications. The increase in revenues for LAN/SAN applications reflects the growth in these markets while the increase in revenues for MAN applications reflects our increased market penetration, particularly for products that operate under the SONET/SDH protocol.
     Network test and monitoring systems revenues increased $838,000, or 9.0%, to $10.2 million in the quarter ended July 31, 2006 compared to $9.4 million in the quarter ended July 31, 2005. The increase in revenue was primarily due to new sales of our SAN Commander Fibre Channel Test System.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $4.1 million, or 73.1%, in the quarter ended July 31, 2006 to $1.5 million compared to $5.7 million in the quarter ended July 31, 2005. The decrease reflects an impairment charge recorded in the second quarter of fiscal 2006 as well as the roll-off of certain fully amortized assets.
     Gross Profit. Gross profit increased $19.5 million, or 127.5%, to $34.8 million in the quarter ended July 31, 2006 compared to $15.3 million in the quarter ended July 31, 2005. Gross profit as a percentage of total revenue was 32.7% in the quarter ended July 31, 2006 compared to 18.7% in the quarter ended July 31, 2005. We recorded charges of $3.4 million for obsolete and excess inventory in the quarter ended July 31, 2006 and $1.1 million in the quarter ended July 31, 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $1.1 million in the quarter ended July 31, 2006 and $1.4 million in the quarter ended July 31, 2005. As a result, we recognized a net charge of $2.3 million in the quarter ended July 31, 2006 compared to a net benefit of $300,000 in the quarter ended July 31, 2005. Excluding the amortization of acquired developed technology and the net impact of excess and obsolete inventory charges, gross profit would have been $38.6 million, or 36.3% of revenue, in the quarter ended July 31, 2006 compared to $20.6 million, or 25.3% of revenue in the quarter ended July 31, 2005. The increase in the adjusted gross profit margin was primarily due to the 30.0% increase in revenue driven by increases in unit volume and a decrease in manufacturing overhead spending of 1.9% combined with decreases in material costs. Manufacturing overhead costs in the quarter ended July 31, 2006 included stock-based compensation expenses of $457,000. Manufacturing overhead costs in the quarter ended July 31, 2005 include severance charges of $1.3 million.
     Research and Development Expenses. Research and development expenses increased $1.1 million, or 8.0%, to $14.1 million in the quarter ended July 31, 2006 compared to $13.0 million in the quarter ended July 31, 2005. The increase was primarily due to a stock-based compensation charge of $889,000 in 2006. Research and development expenses as a percent of revenues decreased to 13.2% in the quarter ended July 31, 2006 compared to 15.9% in the quarter ended July 31, 2005 as a result of increased revenues.
     Sales and Marketing Expenses. Sales and marketing expenses increased $298,000, or 3.6%, to $8.7 million in the quarter ended July, 31 2006 compared to $8.4 million in the quarter ended July 31, 2005. The increase was primarily due to increased commissions and a stock-based compensation charge of $371,000, partially offset by decreased spending for marketing and advertising services. Sales and marketing expenses as a percent of revenues decreased to 8.2% in the quarter ended July 31, 2006 compared to 10.2% in the quarter ended July 31, 2005.
     General and Administrative Expenses. General and administrative expenses decreased $633,000, or 7.9%, to $7.4 million in the quarter ended July 31, 2006 compared to $8.0 million in the quarter ended July 31, 2005. The decrease was primarily due to a decrease in service fees associated with the evaluation and testing of internal control systems required under Section 404 of the Sarbanes-Oxley Act during our second year of compliance with the Act. The decrease was partially offset by a charge in 2006 for stock-based compensation of $485,000 and increased legal fees associated with patent infringement litigation. General and administrative expenses as a percent of revenues decreased to 6.9% in the quarter ended July 31, 2006 compared to 9.8% in the quarter ended July 31, 2005.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $177,000, or 37.2%, to $299,000 in the quarter ended July 31, 2006 compared to $476,000 in the quarter ended July 31, 2005. The decrease was due to the full amortization of assets acquired in the acquisitions of Shomiti Systems, Inc. and Medusa Technologies, Inc. in 2001.
     Interest Income. Interest income increased $472,000, or 60.3%, to $1.3 million in the quarter ended July 31, 2006 compared to $783,000 in the quarter ended July 31, 2005. The increase was due to increased investment balances and interest rates.
     Interest Expense. Interest expense decreased $166,000, or 4.1%, to $3.9 million in the quarter ended July 31, 2006 compared to $4.1 million in the quarter ended July 31, 2005. Of total interest expense included in each of the two quarters, $2.3 million related to our convertible subordinated notes due in 2008 and 2010 and $1.1 million represented a non-cash charge to amortize the beneficial conversion feature of the 2008 notes. Approximately $135,000 is interest on our installment loan from a bank and $279,000 in the interest charge on our sale-leaseback commitment on our Sunnyvale facility.
     Other Income (Expense), Net. Other expense was $370,000 in the quarter ended July 31, 2006 compared to $600,000 in the quarter ended July 31, 2005. Other expense primarily consists of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs in both quarters, partially offset by a $216,000 foreign exchange gain in the quarter ended July 31, 2006.
     Provision for Income Taxes. We recorded income tax provisions of $2.2 million and $594,000, respectively, for the quarters ended July 31, 2006 and 2005. The provision for income tax expense for the quarter ended July 31, 2006 includes a non-cash charge for tax expense of $1.6 million associated with the utilization of pre-acquisition tax net operating losses of an acquired company, the tax benefits of which must be recorded as a reduction of goodwill pursuant to the accounting rules under SFAS 109 for business combinations. The provision for income tax expense for the quarters ended July 31, 2006 and 2005 also includes non-cash charges of $470,000 and $584,000 respectively, for deferred tax liabilities that were recorded for tax amortization for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, and current tax expense in the current quarter of $113,000 for federal taxes, minimum state taxes and foreign income taxes arising in certain jurisdictions in which we conduct business.
Liquidity and Capital Resources
     At July 31, 2006, cash, cash equivalents and short-term and long-term available-for-sale investments were $137.9 million compared to $118.8 million at April 30, 2006. Of this amount, long-term available-for-sale investments totaled $34.0 million of which $18.5 million was related to debt securities which were readily saleable and another $15.5 million related to the conversion of an equity method investment to available-for-sale although there are market restrictions on our ability to sell the security underlying this investment. Restricted securities, used to secure future interest payments on our convertible debt were $5.6 million at July 31, 2006 compared to $5.5 million at April 30, 2006. At July 31, 2006, total short and long term debt was $248.5 million, compared to $247.8 million at April 30, 2006.
     Net cash provided by operating activities totaled $7.2 million in the three months ended July 31, 2006, compared to $4.0 million in the three months ended July 31, 2005. Cash provided by operating activities for the three months ended July 31, 2006 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $12.8 million offset by $5.6 million in additional working capital most of which was related to an increase in accounts receivable. The cash provided by operating activities for the three months ended July 31, 2005 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement resulting in a use of cash totaling $3.9 million which was more than offset by $7.9 million related to lower working capital requirements primarily resulting from an increase in accounts payable, accrued compensation and other accrued liabilities.
     Net cash used in investing activities totaled $9.5 million in the three months ended July 31, 2006 compared to $4.1 million in the three months ended July 31, 2005. Cash invested in the three months ended July 31, 2006 was primarily related equipment purchases to support production expansion in Texas and Malaysia and the purchase of short-term investments. Cash invested during the three months ended July 31, 2005 was primarily related to equipment purchases to support production expansion in Texas and Malaysia.
     Net cash provided by financing activities totaled $2.4 million in the three months ended July 31, 2006 compared to net cash used in financing activities of $133,000 in the three months ended July 31, 2005. Cash provided by financing activities in three months ended July 31, 2006 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan of $2.9 million partially offset by repayments on borrowings. Cash used in financing activities in the three months ended July 31, 2005 consisted primarily of repayments on borrowings.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations and Commercial Commitments
     At July 31, 2006, we had contractual obligations of $346.3 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,972	$1,972	$—	$—	$—
Long-term debt	7,071	—	3,966	3,105	—
Convertible debt	250,250	—	100,250	150,000	—
Interest on debt	31,259	9,487	16,008	5,764
Lease commitment under sale-leaseback agreement	47,749	3,045	6,298	6,584	31,822
Operating leases	5,124	1,922	2,146	1,056
Purchase obligations	1,693	1,693	—	—	—
Purchase commitments	1,231	1,231	—	—	—

Total contractual obligations	$346,349	$19,350	$128,668	$166,509	$31,822

     Short-term debt consists of $157,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc., and $1.8 million representing the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $7.1 million.
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
     The lease commitment under sale-leaseback agreement includes the principal amount of $12.2 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.7 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of July 31, 2006.
     Purchase commitments relate to a supply agreement entered into with Honeywell International Inc. in April 2006. This agreement requires us to purchase $2.6 million of products from Honeywell between April 2006 and December 2008.
     On October 20, 2005, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to us through October 26, 2006. Under the terms of the amended agreement, Silicon Valley Bank is providing a $20 million letter of credit facility to house existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at July 31, 2006 totaled $13.3 million.
Off-Balance-Sheet Arrangements
     At July 31, 2006 and April 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $237,000 and $522,000 in the three months ended July 31, 2006 and July 31, 2005, respectively, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2006.
Item 4. Controls and Procedures.
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc.; DirecTV Holdings, LLC; DirecTV Enterprises, LLC; DirecTV Operations, LLC; DirecTV, Inc.; and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent has been willfully infringed and awarded us damages of $78,920,250.25. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from monthly figures beginning April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded us costs of $147,282.36 associated with the litigation. The Court declined to award us our attorney’s fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to us at the rate of $1.60 per set-top box for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. In court testimony, DirecTV’s damages expert estimated that in 2006 DirecTV would bring into service 15 million new set top boxes. As a result, assuming this estimate does not change going forward, and that all other conditions remain the same, for example, DirecTV’s business conditions and the technology used in its transmission of content, DirecTV would owe us approximately $6 million for the first quarterly period of the compulsory license, such first payment being due under the Court’s decree on October 7, 2006. During the July 6, 2006 hearing, the Court denied all pending motions not previously ruled on, including DirecTV’s oral motions requesting the Court to set aside or reverse the jury verdict. The Court entered final judgment in favor of us and against DirecTV on July 7, 2006. DirecTV filed written post-trial motions, seeking essentially the same relief it sought through its oral motions and requesting a new trial on a number of grounds. The Court denied each of those motions in an order dated September 1, 2006. In still another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed us under the compulsory license into an escrow account pending the outcome of any appeal, requesting that those amounts be refundable in the event that DirecTV prevails on appeal. We opposed that motion, and a decision by the Court on that issue is pending. DirecTV has indicated in post-trial press releases that it intends to appeal. Based upon the entrance date of the Court’s September 1, 2006 order, DirecTV’s notice of appeal, if any, will be due on or before October 5, 2006. We are currently reviewing our options with respect to any cross appeal which is likewise due either on or before October 5, 2006 or fourteen (14) days from when DirecTV files its notice of appeal, whichever is later.
     On September 6, 2005, we filed an action in the United States District Court for the District of Delaware against Agilent Technologies, Inc. (“Agilent”). The lawsuit alleged that Agilent willfully infringed our U.S. Patents No. 5,019,769 and No. 6,941,077, relating to our digital diagnostics technology, by developing, manufacturing, using, importing, selling and/or offering to sell optoelectronic transceivers that embody one or more of the claims of the patents. The complaint sought damages for lost profits of at least $1.1 billion based on Agilent’s sales of infringing products. We also sought to treble those damages based on the willful nature of Agilent’s infringement and to obtain an injunction against future infringement. On October 24, 2005, we filed an amended complaint adding allegations of infringement of our U.S. Patents No. 6,952,531 and No. 6,957,021, two patents that also relate to our digital diagnostic technology. On December 7, 2005, Agilent answered the complaint denying infringement and asserting patent invalidity. The Court had set a trial date of September 4, 2007. On July 11, 2006 we signed a settlement agreement with Agilent and Verigy Pte. Ltd. (a Singaporean corporation created from Agilent’s semiconductor test business after the suit began), which included a cross-covenant not to sue the other parties for infringement of fiber optic patents in their respective portfolios. Under terms of the settlement, the parties agreed to dismiss the suit and countersuit. On July 18, 2006 the court signed the order of dismissal.
     On February 22, 2006, Avago Technologies General IP Pte. Ltd. and Avago Technologies Fiber IP Pte. Ltd., both Singaporean corporations, filed suit against us in the United States District Court for the District of Delaware, alleging that our short-wavelength optoelectronic transceivers infringe U.S. Patents Nos. 5,359,447 and 5,761,229. The Avago entities were created as a result of the acquisition of Agilent’s Semiconductor Products Group (which included Agilent’s optoelectronic transceiver business) by Kohlberg Kravis Roberts & Co., Silver Lake Partners, and others. The complaint sought damages for willful infringement, injunctive relief, prejudgment interest, and attorneys’ fees. Without ever having served the complaint on us, the Avago entities dismissed their suit without prejudice on March 2, 2006. We believe that the allegations by the Avago entities were without merit. On July 11, 2006, we signed a cross-license agreement with the Avago entities covering the parties’ respective fiber optic patent portfolios. The agreement resolves, among other things, any previous issues with respect to U.S. Patent Nos. 5,359,447 and 5,761,229.
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against us in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that our U.S. Patent No. 5,404,505 (the “‘505 patent”) is not infringed and is invalid. The ‘505 patent is the same patent alleged by us in our lawsuit against DirecTV. We believe the suit to be without merit and are currently reviewing our options in response to the complaint. Pursuant to stipulated extensions agreed by the parties and approved by the Court, we may respond or otherwise move to dismiss the complaint on or before September 15, 2006.
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against us in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of our ‘505 patent. We believe the suit to be without merit and are currently reviewing our options in response to the complaint. Pursuant to stipulated extensions agreed by the parties and approved by the Court, we may respond or otherwise move to dismiss the complaint on or before October 23, 2006.

Item 1A. Risk Factors
     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED ON APRIL 30, 2006.
We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
     We incurred net losses of $24.9 million, $114.1 million and $113.8 million in our fiscal years ended April 30, 2006, 2005 and 2004, respectively, and a net loss of $820,000 in the fiscal quarter ended July 31, 2006. Although we recorded net income of $10.0 million in the second half of fiscal 2006, our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability on a consistent basis.
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
We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 21/2% and 51/4% convertible subordinated notes due 2010 and 2008, respectively. The aggregate outstanding principal amount of these notes was $250.3 million at July 31, 2006. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business
     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding 21/2% and 51/4% convertible subordinated notes due 2010 and 2008, respectively. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.
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
If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components, we may lose sales and damage our customer relationships
     In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products. For example, we now manufacture all of the short wavelength VCSEL lasers incorporated in transceivers used for LAN/SAN applications at our wafer fabrication facility in Richardson, Texas. We also manufacture a portion of our internal requirements for long wavelength lasers at our wafer fabrication facility located in Fremont, California for which second sources exist. As a result of this increased vertical integration, we have become increasingly dependent on our internally-produced components. The manufacture of these components, including the fabrication of wafers, involves highly complex processes. Minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. We have recently experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the delivery of components to our subsystem assembly facilities. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market.
     We are currently in the process of qualifying a new reactor used to manufacture VCSEL lasers at our facility in Allen, Texas while continuing to operate our existing reactor at our Richardson, Texas facility. Once this new reactor is qualified for production, we intend to build a buffer of inventory before relocating the existing reactor to the new facility so that we can eventually have two reactors available to produce these critical components. While we have recently qualified the new reactor to produce certain components used for consumer electronics applications and believe it will be qualified to produce VCSEL lasers used in transceivers for LAN/SAN applications by the end of the calendar year, we could experience delays in qualifying this reactor. Our lease of the Richardson facility expires in November 2006, and we are currently seeking to extend the term; however, a significant delay in the qualification of the new reactor in Allen combined with the inability to continue to operate in the Richardson facility would adversely affect our ability to supply product to our customers.
     Our inability to supply enough lasers to meet our internal needs as well as the merchant market could harm our relationships with customers and have an adverse effect on our business.
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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 43.8% of our revenues in the first quarter of fiscal 2007. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
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
We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results
     Through the first quarter of fiscal 2007, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During the first quarter of fiscal 2006 we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $11.3 million in such investments remaining on our balance sheet as of July 31, 2006 in future periods.
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
The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders
     We currently have outstanding 51/4% convertible subordinated notes due 2008 in the principal amount of $100.3 million and 21/2% convertible subordinated notes due 2010 in the principal amount of $150.0 million. The 51/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The 21/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. An aggregate of 58,647,060 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. Holders of the notes due in 2010 have the right to require us to repurchase some or all of their notes on October 15, 2007. We may choose to pay the repurchase price in cash, shares of our common stock or a combination thereof. Our right to repurchase the notes, in whole or in part, with shares of our common stock is subject to the registration of the shares of our common stock to be issued upon repurchase under the Securities Act, if required, and registration with or approval of any state or federal governmental authority if such registration or approval is required before such shares may be issued. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

Dated: September 8, 2006

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