Form 10-Q
period 2006-10-29
FINISAR CORP
filed 2007-12-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 30, 2007, there were 308,634,829 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 29, 2006

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
EXPLANATORY NOTE
     In this quarterly report on Form 10-Q for the three and six months ended October 29, 2006, Finisar Corporation is restating its condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and six months ended October 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended October 30, 2005 as a result of an investigation commenced by the Audit Committee of our Board of Directors. This restatement is more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements. In our annual report on Form 10-K for the fiscal year ended April 30, 2007, we are restating our consolidated balance sheet as of April 30, 2006 and the related statements of operations, stockholder’s equity, and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth in Item 6 of the Form 10-K report and unaudited quarterly financial information and financial statements for the interim periods of fiscal 2006 and the three months ended July 29, 2007 contained therein.
     The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	to Inventory	Charge	Charge	Charges	Provision	Charge
			(In thousands)
April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	$(2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	$(596)	$112,072	$1,556	$113,628	$(134)	$113,494

     Financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Finisar prior to November 28, 2006 and the related reports of its independent registered public accounting firm, included in the Forms 10-K, and all earnings and press releases and similar communications issued by the Company prior to November 28, 2006 should not be relied upon and are superseded in their entirety by the annual report on Form 10-K for the fiscal year ended April 30, 2007, this quarterly report on Form 10-Q and the other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after November 28, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 29, 2006	April 30, 2006
	(Unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$58,544	$63,361
Short-term available-for-sale investments	53,125	33,507
Restricted investments, short-term	1,250	3,705
Accounts receivable, net of allowance for doubtful accounts of $1,665 and $2,198 at October 29, 2006 and April 30, 2006	64,687	57,388
Accounts receivable, other	10,997	8,963
Inventories	58,674	53,570
Prepaid expenses	3,283	4,112

Total current assets	250,560	224,606
Long-term available-for-sale investments	26,722	21,918
Property, plant and improvements, net	80,962	82,225
Restricted investments, long-term	—	1,815
Purchased technology, net	11,949	14,972
Other purchased intangible assets, net	3,571	4,184
Goodwill	124,532	124,532
Minority investments	11,250	15,093
Other assets	17,712	17,125

Total assets	$527,258	$506,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,507	$34,221
Accrued compensation	11,649	10,932
Other accrued liabilities	12,994	13,129
Deferred revenue	4,862	5,070
Current portion of other long-term liabilities	2,233	2,333
Convertible notes	50,000	—
Non-cancelable purchase obligations	1,640	1,209

Total current liabilities	120,885	66,894
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $9,617 and $11,975 at October 29, 2006 and April 30, 2006	190,633	238,275
Other long-term liabilities	19,959	21,253
Deferred income taxes	5,002	3,919

Total long-term liabilities	215,594	263,447
Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 29, 2006 and April 30, 2006	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,290,494 shares issued and outstanding at October 29, 2006 and 305,512,111 shares issued and outstanding at April 30, 2006	308	306
Additional paid-in capital	1,523,436	1,487,464
Deferred stock compensation	—	(3,616)
Accumulated other comprehensive income	6,580	1,698
Accumulated deficit	(1,339,545)	(1,309,723)

Total stockholders’ equity	190,779	176,129

Total liabilities and stockholders’ equity	$527,258	$506,470

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
See accompanying notes

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
Revenues
Optical subsystems and components	$99,009	$77,449	$195,052	$149,819
Network test and monitoring systems	9,180	9,173	19,380	18,535

Total revenues	108,189	86,622	214,432	168,354
Cost of revenues	68,995	59,895	139,716	120,854
Impairment of acquired developed technology	—	853	—	853
Amortization of acquired developed technology	1,505	5,421	3,024	11,075

Gross profit	37,689	20,453	71,692	35,572
Operating expenses:
Research and development	16,000	14,158	30,395	27,184
Sales and marketing	9,439	7,451	18,273	15,913
General and administrative	7,092	6,839	14,606	14,905
Amortization of purchased intangibles	313	453	612	929
Restructuring costs	—	3,064	—	3,064

Total operating expenses	32,844	31,965	63,886	61,995

Income (loss) from operations	4,845	(11,512)	7,806	(26,423)
Interest income	1,399	765	2,654	1,548
Interest expense	(3,900)	(3,830)	(7,821)	(7,917)
Loss on convertible debt exchange	(31,606)	—	(31,606)	—
Other income (expense), net	(440)	(821)	(810)	(1,421)

Loss before income taxes and cumulative effect of change in accounting principle	(29,702)	(15,398)	(29,777)	(34,213)
Provision for income taxes	627	657	1,258	1,251

Loss before cumulative effect of change in accounting principle	(30,329)	(16,055)	(31,035)	(35,464)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,213)	—

Net loss	$(30,329)	$(16,055)	$(29,822)	$(35,464)

Net loss per share — basic and diluted:
Before effect of change in accounting principle	$(0.10)	$(0.06)	$(0.10)	$(0.13)
Cumulative effect of change in accounting principle	$—	$—	$(0.00)	$—
Net loss	$(0.10)	$(0.06)	$(0.10)	$(0.13)

Shares used in computing net loss per share — basic and diluted	307,558	289,968	307,027	281,048

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	October 29,	October 30,
	2006	2005
		As Restated(1)
Operating activities
Net loss	$(29,822)	$(35,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,419	18,958
Stock-based compensation expense	6,570	546
Amortization of beneficial conversion feature of convertible notes	2,358	2,231
Amortization of purchased technology and other purchased intangibles	612	929
Amortization of acquired developed technology	3,024	11,076
Amortization of discount on restricted securities	(56)	(87)
Loss on sale or retirement of equipment	519	326
Share of losses of equity investee	237	1,039
Impairment of intangible assets	—	853
Loss on debt extenguishment	31,606	—
Changes in operating assets and liabilities:
Accounts receivable	(7,299)	(2,244)
Inventories	(5,317)	(6,854)
Other assets	(5,103)	3,504
Deferred income taxes	1,088	1,236
Accounts payable	3,286	2,243
Accrued compensation	717	1,107
Other accrued liabilities	(329)	755
Deferred revenue	(208)	1,429

Net cash provided by operating activities	15,302	1,583

Investing activities
Purchases of property, equipment and improvements	(11,202)	(8,968)
Proceeds from sale of property and equipment	107	153
Sale (purchase) of short-term and long-term investments	(15,677)	10,241
Maturity of restricted securities	4,326	1,875
Acquisition of subsidiaries, net of cash assumed	—	(1,213)

Net cash (used in) provided by investing activities	(22,446)	2,088

Financing activities
Repayments of liability related to sale-leaseback of building	(141)	(115)
Repayments of borrowings	(1,064)	(195)
Proceeds from exercise of stock options and employee stock purchase plan	3,532	373

Net cash provided by financing activities	2,327	63

Net increase (decrease) in cash and cash equivalents	(4,817)	3,734
Cash and cash equivalents at beginning of period	63,361	29,431

Cash and cash equivalents at end of period	$58,544	$33,165

Supplemental disclosure of cash flow information
Cash paid for interest	$4,770	$4,528
Cash paid for taxes	$98	$(13)

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock upon conversion of promissory notes	$—	$32,474

Issuance of common stock in connection with acquisitions	$—	$8,815

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     Finisar Corporation is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei and Qlogic.
     We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and, to a lesser degree, to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems. We sell these products primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, IBM and Qlogic.
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of October 29, 2006, and for the three and six month periods ended October 29, 2006 and October 30, 2005 (as restated), have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at October 29, 2006 and its operating results and cash flows for the three and six month periods ended October 29, 2006 and October 30, 2005 (as restated). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2007.
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
Stock-Based Compensation Expense
     On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified-prospective-transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s 2007 fiscal year. The Company’s condensed consolidated financial statements as of and for the three and six months ended October 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified-prospective-transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended October 29, 2006 was $3.1 million and $6.6 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under APB 25 for the three and six months ended October 30, 2005, as restated, was $293,000 and $532,000, respectively, which consisted of stock-based compensation related to employee stock options and employee stock purchases. See Notes 2 and 10 for additional information. Upon the adoption of SFAS 123R on May 1, 2006, we recorded a $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended October 29, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123(R) was recognized using the Black-Scholes option-pricing model with a graded-vesting multiple-option approach. Compensation expense for all share-based payment awards granted subsequent to adoption of SFAS 123(R) is recognized using the Black-Scholes option-pricing model with a straight-line single-option approach. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended October 29, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. Finisar places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 46.3% and 34.7% of total accounts receivable at October 29, 2006 and April 30, 2006, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three and six months ended October 29, 2006, sales to the top five customers represented 45.9% and 44.9% of total revenues, respectively. During the three and six months ended October 30, 2005, sales to the top five customers represented 47.0% and 47.6% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at October 29, 2006, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $52.1 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $24,500 and $33,000 in the three and six months ended October 29, 2006, respectively and $64,000 and $193,000 in the three and six months ended October 30, 2005, respectively.
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

Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of October 29, 2006 and April 30, 2006, the fair value of the Company’s convertible subordinated debt was approximately $287.6 million and $323.0 million, respectively.
Inventories
     Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.
     The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are likely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned.
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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
	(in thousands, except per share amounts)
Numerator:
Net loss	$(30,329)	$(16,055)	$(29,822)	$(35,464)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	307,558	289,968	307,027	281,048

Weighted-average shares outstanding — basic	307,558	289,968	307,027	281,048

Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.10)	$(0.13)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	15,401	1,569	16,233	1,507
Conversion of convertible subordinated notes	35,263	58,647	35,263	58,647
Conversion of convertible notes	—	749	—	749
Warrants	470	942	470	942

Potentially dilutive securities	51,134	61,907	51,966	61,845

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
Comprehensive Loss
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.
     The components of comprehensive loss for the three and six months ended October 29, 2006 and October 30, 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
	(in thousands)
Net loss	$(30,329)	$(16,055)	$(29,822)	$(35,464)
Foreign currency translation adjustment	330	(27)	(255)	(5)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(6,845)	(69)	5,140	(192)

Comprehensive loss	$(36,844)	$(16,151)	$(24,937)	$(35,661)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	October 29, 2006	April 30, 2006
Net unrealized gains/(losses) on available-for-sale securities	$4,564	$(576)
Cumulative translation adjustment	2,018	2,274

Accumulated other comprehensive income	$6,582	$1,698

2. Restatement of Condensed Consolidated Financial Statements
     The Audit Committee of the Board of Directors (“Audit Committee”) has completed a review of the Company’s stock option granting practices and accounting. Based on the results of this review, the Company concluded that the accounting measurement dates under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for certain stock option grants awarded made from the date of the Company’s initial public offering on November 11, 1999 through September 8, 2006 (the “Review Period”) differ from the measurement dates previously used to determine any share-based compensation expense during the seven fiscal years ended April 30, 2006.
Restatement of Previously Issued Financial Statements
     In this quarterly report on Form 10-Q for the three and six months ended October 29, 2006, Finisar Corporation is restating its condensed consolidated balance sheet as of April 30, 2006, the related consolidated statements of operations for the three and six months ended October 30, 2005, and the related condensed consolidated statement of cash flows for the six months ended October 30, 2005 as a result of an independent investigation of its historical stock option grants conducted by the Audit Committee of its Board of Directors. In the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007 to be filed with the SEC (the “2007 Form 10-K”), the Company is restating its consolidated balance sheet as of April 30, 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended April 30, 2006 and 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003, as set forth in Item 6 of the 2007 Form 10-K. In addition, the Company is restating its unaudited quarterly financial information and financial statements for the interim periods of 2006 and the three months ended July 30, 2006.
     On November 28, 2006 the Company filed a current report on Form 8-K indicating that financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Finisar with the SEC prior to November 28, 2006, and the related reports of its independent registered public accounting firm included in the previously-filed Forms 10-K, and all earnings and press releases and similar communications issued by the Company prior to November 28, 2006, should not be relied upon and are superseded in their entirety by the 2007 Form 10-K, this quarterly report on Form 10-Q, and other reports on Forms 10-Q and Forms 8-K filed by the Company with the Securities and Exchange Commission on or after November 28, 2006. The Company also informed the staff of the Securities and Exchange Commission of the commencement of the investigation into its historical stock option granting practices and related accounting.
Background of the Audit Committee Investigation
     In late August 2006, the Company’s management commenced a preliminary internal review of certain of the Company’s historical stock options granted since the Company’s initial public offering on November 11, 1999. The review was voluntarily initiated by the Company due to widespread media attention concerning the stock option grant practices of many companies and was not in response to a news report or an investigation concerning Finisar by the Securities and Exchange Commission or any other governmental agency. After management’s report on the results of this initial review, the Audit Committee directed management to conduct a further analysis of certain stock option grants. Thereafter, management reviewed documentation and materials regarding additional option grants and, in early November 2006, identified potential issues with respect to certain annual grants to employees. As a result, the Audit Committee determined that it should undertake a more comprehensive investigation of the Company’s historical practices for granting and accounting for stock options during the Review Period. The Audit Committee’s investigation was conducted with the assistance of independent counsel and forensic accountants.
     The scope of the Audit Committee’s investigation was extensive, and included the review of approximately 95% of all stock option grants during the Review Period. At the conclusion of the investigation, a working group was formed to address the accounting implications of the results of the investigation, and in the course of their analysis, the working group reviewed all additional grants made during the Review Period. In addition, the investigation involved testing and analyses of the Company’s hiring, termination, leave of absence, and grant notification practices regarding stock options during the Review Period.

Findings
     Based on the results of the investigation, the Company found evidence that it previously used incorrect measurement dates when accounting for stock option grants pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. The Company concluded that revised measurement dates are required for approximately 71% of the stock option grants awarded during the Review Period, consisting of options to purchase approximately 75.9 million shares of common stock. Revising option grant measurement dates resulted in total additional stock-based compensation charges of $107.6 million to be recognized in the fiscal years 2000 through 2006. Approximately 85% of this total additional stock-based compensation expense, or $91.1 million, is attributable to six key Granting Actions that occurred between June 2000 and August 2003, representing approximately 21 million shares, or 20% of all options granted during the Review Period. Three of these six key Granting Actions were performance grants, and three were New Hire grants, as such grant types are defined below. The Audit Committee determined that the incorrect measurement dates were the result of process-related deficiencies and that the individuals involved in the option granting process lacked a thorough understanding of the relevant accounting rules. The Audit Committee found no evidence of intentional misconduct or malfeasance on the part of the Company personnel involved in selecting and approving the grant dates or administering the stock option granting process.
     The reasons for the revised measurement dates varied with the particular facts and circumstances of each affected grant. Specifically, in the case of grants which were approved pursuant to the authority delegated to the CEO as the Stock Plan Committee, the Audit Committee found process-related deficiencies. These deficiencies resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes. The grants in this category included performance grants, grants to newly-hired employees and grants to employees hired in connection with acquisitions of other companies by us. The Audit Committee concluded that twelve performance grants either lacked contemporaneous evidence to verify the date selected or, in the case of two grants, were selected retrospectively to capture a more favorable price. The Audit Committee found that 86 grants to newly-hired employees lacked contemporaneous evidence of grant date selection. Additionally, the Audit Committee found that four grants to employees of acquired companies were measured on a date other than that specified in the acquisition agreements. In eight instances, a grant was properly approved on a grant date that was prior to the date the exercise price was set (at a price lower than the grant date) resulting in variable accounting. Finally, a grant to three of our officers, including a grant to our CFO, was erroneously included in a large, broad-based performance grant by the Stock Plan Committee in June 2000. The Audit Committee has not located conclusive evidence that the three officer grants were separately approved by the Board or Directors or the Compensation Committee; however, the Audit Committee considers the option grants to be a valid obligation of the Company.
     In addition, the Company identified modifications to certain stock options related to extended leaves of absence that should have been accounted for by applying modification accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. This resulted in $5.1 million of additional stock-based compensation expense, of which $5.0 million is attributable to one leave of absence. Therefore, as a result of the investigation, the Company identified a total of $112.7 million in additional pre-tax, non-cash, stock-based compensation charges for the fiscal years 2000 through 2006, prior to the consideration of any amounts related to inventory, and had approximately $3.6 million of deferred stock-based compensation expense to be amortized to compensation expense as of April 30, 2006. On May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $3.6 million at May 1, 2006 has been reclassified to additional paid-in capital.
     With respect to grants that the Company determined had been completed and later modified, the Company applied variable accounting in accordance with APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”).
Summary of Stock-Based Compensation Adjustments
     To reflect this previously unrecognized non-cash expense the Company has recognized additional share-based compensation expense and payroll tax expense, that has the overall effect of increasing the accumulated deficit, and common stock and additional paid-in capital. The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	to Inventory	Charge	Charge	Charges	Provision	Charge
			(In thousands)
April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	$(2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	$(596)	$112,072	$1,556	$113,628	$(134)	$113,494

     The cumulative effect of share-based compensation pre-tax adjustments was to increase additional paid-in capital by $112.3 million and to increase accumulated deficit by $101.8 million on the Company’s consolidated balance sheet as of April 30, 2004. The restatement had no impact on the Company’s previously reported cash flows or revenues.
Effects of the Restatement Adjustments
     The following table presents the effect of the stock-based compensation and related tax adjustments upon the Company’s previously reported condensed consolidated balance sheet as of April 30, 2006 (in thousands):

	April 30, 2006
	As
	Previously
	Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$63,361	$—	$63,361
Short-term investments	33,507	—	33,507
Restricted investments, short-term	3,705	—	3,705
Accounts receivable, net of allowances	57,388	—	57,388
Accounts receivable, other	8,963	—	8,963
Inventories	52,974	596	53,570
Prepaid expenses	4,112	—	4,112

Total current assets	224,010	596	224,606
Long-term investments	21,918	—	21,918
Property, plant and improvements, net	82,225	—	82,225
Restricted investments, long-term	1,815	—	1,815
Purchased technology, net	14,972	—	14,972
Other purchased intangible assets, net	4,184	—	4,184
Goodwill, net	124,532	—	124,532
Minority investments	15,093	—	15,093
Other assets	17,125	—	17,125

Total assets	$505,874	$596	$506,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,221	$—	$34,221
Accrued compensation	9,376	1,556	10,932
Other accrued liabilities	13,129	—	13,129
Deferred revenue	5,070	—	5,070
Current portion of other long-term liabilities	2,333	—	2,333
Non-cancelable purchase obligations	1,209	—	1,209

Total current liabilities	65,338	1,556	66,894
Long-term liabilities:
Convertible notes	238,275	—	238,275
Other long-term liabilities	21,253	—	21,253
Deferred income taxes	4,053	(134)	3,919

Total long-term liabilities	263,581	(134)	263,447
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	306	—	306
Additional paid-in capital	1,371,180	116,284	1,487,464
Deferred stock compensation	—	(3,616)	(3,616)
Accumulated other comprehensive income	1,698	—	1,698
Accumulated deficit	(1,196,229)	(113,494)	(1,309,723)

Total stockholders’ equity	176,955	(826)	176,129

Total liabilities and stockholders’ equity	$505,874	$596	$506,470

     The following table presents the effect of the stock-based compensation and related tax adjustments upon the Company’s previously reported condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended			Six Months Ended
	October 30, 2005			October 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Statement of Operations Data
Revenues:
Optical subsystems and components	$77,449	—	$77,449	$149,819	—	$149,819
Network test and monitoring systems	9,173	—	9,173	18,535	—	18,535

Total revenues	86,622	—	86,622	168,354	—	168,354
Cost of revenues	59,698	197	59,895	120,489	365	120,854
Impairment of acquired developed technology	853	—	853	853	—	853
Amortization of acquired developed technology	5,421	—	5,421	11,075	—	11,075

Gross profit (loss)	20,650	(197)	20,453	35,937	(365)	35,572
Operating expenses:
Research and development	14,141	17	14,158	27,162	22	27,184
Sales and marketing	7,501	(50)	7,451	15,872	41	15,913
General and administrative	6,768	71	6,839	14,777	128	14,905
Amortization of purchased intangibles	453	—	453	929	—	929
Restructuring costs	3,064	—	3,064	3,064	—	3,064

Total operating expenses	31,927	38	31,965	61,804	191	61,995

Loss from operations	(11,277)	(235)	(11,512)	(25,867)	(556)	(26,423)
Interest income	765	—	765	1,548	—	1,548
Interest expense	(3,830)	—	(3,830)	(7,917)	—	(7,917)
Other income (expense), net	(821)	—	(821)	(1,421)	—	(1,421)

Loss before income taxes	(15,163)	(235)	(15,398)	(33,657)	(556)	(34,213)
Provision for income taxes	657	—	657	1,251	—	1,251

Net loss	$(15,820)	$(235)	$(16,055)	$(34,908)	$(556)	$(35,464)

Net loss per share	$(0.05)	$(0.00)	$(0.06)	$(0.12)	$(0.00)	$(0.13)
Shares used in computing net loss per share — basic and diluted	289,968	289,968	289,968	281,048	281,048	281,048

     The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	October 30, 2005
	As Reported	Adjustment	As Restated
Operating activities
Net loss	$(34,908)	$(556)	$(35,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,958	—	18,958
Stock-based compensation expense	—	546	546
Amortization of beneficial conversion feature of convertible notes	2,231	—	2,231
Amortization of purchased technology and other purchased intangibles	929	—	929
Amortization of acquired developed technology	11,076	—	11,076
Amortization of discount on restricted securities	(87)	—	(87)
Gain on sale or retirement of equipment	326	—	326
Share of losses of equity investee	1,039	—	1,039
Impairment of intangible assets	853	—	853
Changes in operating assets and liabilities:
Accounts receivable	(2,244)	—	(2,244)
Inventories	(6,854)	—	(6,854)
Other assets	3,504	—	3,504
Deferred income taxes	1,236	—	1,236
Accounts payable	2,243	—	2,243
Accrued compensation	1,097	10	1,107
Other accrued liabilities	755	—	755
Deferred revenue	1,429	—	1,429

Net cash provided by operating activities	1,583	—	1,583

Investing activities
Purchases of property, equipment and improvements	(8,968)	—	(8,968)
Proceeds from sale of property and equipment	153	—	153
Sale (purchase) of short-term and long-term investments	10,241	—	10,241
Maturity of restricted securities	1,875	—	1,875
Acquisition of subsidiaries, net of cash assumed	(1,213)	—	(1,213)

Net cash provided by investing activities	2,088	—	2,088

Financing activities
Repayments of liability related to sale-leaseback of building	(115)	—	(115)
Repayments of borrowings	(195)	—	(195)
Proceeds from exercise of stock options and employee stock purchase plan	373	—	373

Net cash provided by (used in) financing activities	63	—	63

Net increase (decrease) in cash and cash equivalents	3,734	—	3,734
Cash and cash equivalents at beginning of period	29,431	—	29,431

Cash and cash equivalents at end of period	$33,165	$—	$33,165

     The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and six months ended October 30, 2005, respectively (in thousands, except per share amounts):

	Three Months Ended October 30, 2005			Six Months Ended October 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net loss	$(15,820)	$(235)	$(16,055)	$(34,908)	$(556)	$(35,464)
Add:

APB 25 stock-based compensation expense, included in net loss, net of tax	—	230	230	—	546	546
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(1,905)	305	(1,600)	(4,572)	938	(3,634)

Pro forma net loss	$(17,725)	$300	$(17,425)	$(39,480)	$928	$(38,552)

Net loss per share — basic and diluted:
As reported	$(0.05)	$0.00	$(0.06)	$(0.12)	$(0.00)	$(0.13)

Pro forma	$(0.06)	$0.00	$(0.06)	$(0.14)	$0.00	$(0.14)

Shares used in computing reported and pro forma net loss — basic and diluted	289,968	289,968	289,968	281,048	281,048	281,048
3. Convertible Debt
     The Company’s convertible debt balances as of October 29, 2006 and April 30, 2006 are as follows (in thousands):

Description	Amount	Interest Rate	Due In Fiscal Year
As of October 29, 2006
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

As of April 30, 2006
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	150,000	2.50%	2011

	$250,250

     The Company’s convertible subordinated and senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended
	Total	2008	2009	2010	2011
Convertible notes	$250,250	$—	$100,250	$—	$150,000
     As of October 29, 2006 and April 30, 2006, the fair value of the Company’s convertible subordinated debt was approximately $287.6 million and $323.0 million, respectively.

Convertible Subordinated Notes due 2008
     On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1 / 4 % convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1 / 4 % per annum on the principal amount, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The notes may be redeemed by the Company for a cash payment of 100.75% of the principal amount together with accrued and unpaid interest.
     Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During the three and six months ended October 29, 2006, the Company recorded interest expense amortization of $1.2 million and $2.4 million, respectively. During the three and six months ended October 30, 2005, the Company recorded interest expense amortization of $1.1 million and $2.2 million, respectively.
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
     During fiscal 2004, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in aggregate principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. In fiscal 2004, $684,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense. There were no exchanges and repurchases related to these convertible notes during fiscal 2005, fiscal 2006 or the six months ended October 29, 2006.
     Unamortized debt issuance costs associated with these notes were $1.1 million and $1.3 million at October 29, 2006 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs for the three and six months ended October 29, 2006 were $136,000 and $271,000, respectively. Amortization of prepaid loan costs for the three and six months ended October 30, 2005 were $136,000 and $271,000, respectively.
Convertible Subordinated Notes due 2010
     On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1 / 2 % convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1 / 2 % per annum, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.
     At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At October 29, 2006 and April 30, 2006, approximately $1.3 million and $5.5 million, respectively, of U.S. government securities remained pledged as security for the note holders.
     The notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds $5.56 per share for at least 20 trading days within a period of 30 consecutive trading days.
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
     In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2-1/2% convertible notes due in 2010 for a new series of notes described below. The exchange primarily resulted in the elimination the single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. In accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-19”) and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, (“EITF 05-07”) the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, the Company recorded a non-cash loss on debt extinguishment of $31.6 million during the second quarter of fiscal 2007 which included $1.9 million of unamortized debt issuance costs related to the $100 million of the notes that were exchanged. The remaining $50 million in principal amount of the original notes were not modified, and have been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes.
     Unamortized debt issuance costs associated with these notes were $927,000 and $3.1 million at October 29, 2006 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs for the three and six months ended October 29, 2006 were $156,000 and $351,000, respectively. Amortization of prepaid loan costs for the three and six months ended October 30, 2005 were $176,000 and $351,000, respectively.
Convertible Senior Subordinated Notes due 2010
     On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 1 / 2 % Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2 1 / 2 % Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. Interest on the New Notes is 2 1 / 2 % per annum, payable semiannually on April 15 and October 15, and the New Notes are convertible, at the option of the holder under certain circumstances, on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.28 per share, which is equal to a rate of approximately 304.9055 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price is subject to adjustment. As noted above, this exchange was treated as the issuance of new debt under EITF 96-19 and 05-07.
     The New Notes contain a net share settlement feature which requires that, upon conversion of the New Notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted New Notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock.
     The New Notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the New Notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the New Notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the New Notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds $4.92 per share for at least 20 trading days within a period of 30 consecutive trading days.
     Upon a change in control of the Company, each holder of the New Notes may require the Company to repurchase some or all of the New Notes at a repurchase price equal to 100% of the principal amount of the New Notes plus accrued and unpaid interest. The Company may, at its option, pay all or a portion of the repurchase price in shares of the Company’s common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the New Notes. The Company cannot pay the repurchase price in common stock unless the Company satisfies the conditions described in the indenture under which the New Notes have been issued.
     The New Notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for DTC and registered in the name of Cede & Co., DTC’s nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.
     The Company has agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the New Notes or the underlying common stock.
     The Company considered the embedded derivative in the New Notes, that is, the conversion feature, and concluded that that it is indexed to the Company’s common stock and would be classified as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.
     The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of EITF 00-19 and related guidance, and concluded that they need not be accounted for separately from the debt.
     During the second quarter of fiscal 2007 the Company incurred fees of approximately $2 million related to the exchange transactions which were capitalized and will be amortized over the life of the New Notes.
     Unamortized debt issuance costs associated with the New Notes were $1.9 million and $0 at October 29, 2006 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. The Company has not recorded any amortization on the New Notes as of October 29, 2006.
4. Inventories
     Inventories consist of the following (in thousands):

	October 29, 2006	April 30, 2006
		(As Restated)
Raw materials	$18,423	$19,133
Work-in-process	24,660	21,479
Finished goods	15,591	12,958

Total inventory	$58,674	$53,570

     During the three and six months ended October 29, 2006, the Company recorded charges of $2.5 million and $5.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $700,000 and $1.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three months ended October 30, 2005, the Company did not record any charges for excess and obsolete inventory. For the six months ended October 30, 2005, the Company recorded charges of $1.1 million for excess and obsolete inventory. During the three and six months ended October 30, 2005, the Company sold inventory that was written-off in previous periods with an approximate cost of $1.3 million and $2.7 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	October 29, 2006	April 30, 2006

Land	$9,747	$9,747
Buildings	10,872	10,929
Computer equipment	35,501	34,149
Office equipment, furniture and fixtures	3,162	3,182
Machinery and equipment	125,417	118,327
Leasehold improvements	12,912	7,445
Contruction-in-process	469	5,888

Total	198,080	189,667
Accumulated depreciation and amortization	(117,118)	(107,442)

Property, equipment and improvements (net)	$80,962	$82,225

6. Income Taxes
     The Company recorded a provision for income taxes of $627,000 and $1,258,000 for the three and six months, respectively, ended October 29, 2006 compared to $657,000 and $1,251,000 for the three and six months, respectively, ended October 30, 2005. The provision for income tax expense for the three months ended October 29, 2006 and October 30, 2005 includes non-cash charges of $544,000 and $657,000, respectively, for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of October 29, 2006 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at October 29, 2006 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

7. Purchased Intangible Assets
     The following table reflects intangible assets subject to amortization as of October 29, 2006 and April 30, 2006 (in thousands):

	October 29, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($90,517)	$11,949
Trade name	3,625	(3,111)	514
Customer relationships	5,243	(2,186)	3,057

Total	$111,334	($95,814)	$15,520

	April 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($87,494)	$14,972
Trade name	3,625	(3,056)	569
Customer relationships	5,243	(1,628)	3,615

Total	$111,334	($92,178)	$19,156

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2007	$3,469
2008	5,851
2009	3,264
2010	1,594
2011 and beyond	1,342

$15,520

8. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of October 29, 2006 and April 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of October 29, 2006
Debt:
Corporate	$48,637	$12	$(197)	$48,452
Government agency	21,706	24	(67)	21,663
Mortgage-backed	5,103	1	(36)	5,068
Other securities	1,569	—	(5)	1,564

	77,015	37	(305)	76,747

Equity:
Corporate	$3,607	$4,832	$—	$8,439

Total investments	$80,622	$4,869	$(305)	$85,186

Reported as:
Cash equivalents	$5,339	$—	$—	$5,339
Short-term investments	53,307	8	(190)	53,125
Long-term investments	21,976	4,861	(115)	26,722

Total	$80,622	$4,869	$(305)	$85,186

As of April 30, 2006
Debt:
Corporate	$51,925	$1	$(357)	$51,569
Government agency	16,826	—	(160)	16,666
Mortgage-backed	5,125	1	(54)	5,072
Municipal	300	—	(7)	293

Total	$74,176	$2	$(578)	$73,600

Reported as:
Cash equivalents	$18,176	$—	$(1)	$18,175
Short-term investments	33,745	1	(239)	33,507
Long-term investments	22,255	1	(338)	21,918

Total	$74,176	$2	$(578)	$73,600

     The gross realized losses for the three and six months ended October 29, 2006 and October 30, 2005 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of October 29, 2006 and April 30, 2006 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of October 29, 2006
Government agency	$1,250	$—	$1,250

Classified as:
Short term — less than 1 year	1,250	—	1,250

Total	$1,250	$—	$1,250

As of April 30, 2006
Government agency	$5,520	$(105)	$5,415

Classified as:
Short term — less than 1 year	3,705	(51)	3,654
Long term - 1 to 3 years	1,815	(54)	1,761

Total	$5,520	$(105)	$5,415

9. Minority Investments
     Minority investments is comprised of several investments in other companies accounted for under the cost method.
Cost Method Investments
     Included in minority investments at October 29, 2006 and April 30, 2006 are cost method investments of $11.3 million for each period.
Equity Method Investment
     Included in minority investments at October 29, 2006 and April 30, 2006 are $0 and $3.8 million, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. During the three and six months ended October 29, 2006, the Company recorded expenses of $0 and $237,000, respectively, representing the Company’s share of the loss of the investee. During the three and six months ended October 30, 2005, the Company recorded expenses of $517,000 and $1.0 million, respectively, representing its share of the loss of the investee. These losses were classified as other expense in the consolidated statements of operations.
Conversion of Equity Method Investment to Available-for-Sale Securities
     During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115 and recorded an unrealized gain of $11.9 million in accumulated other comprehensive income at July 31, 2006. As of October 29, 2006, the fair market value of this investment included in long-term available-for-sale investments was $8.4 million.
10. Employee Benefit Plans
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 15,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three months ended October 29, 2006, the Company did not issue any shares under this plan. During the six months ended October 29, 2006, the Company issued 860,025 shares under this plan. For the three and six months ended October 30, 2005, the Company did not issue any shares under this plan. At October 29, 2006, 10,060,097 shares were available for issuance under the Purchase Plan.
     The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower.

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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. As of both October 29, 2006 and October 30, 2005, 3,700 shares were subject to repurchase.
     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
				Weighted-Average
			Weighted-Average	Remaining	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value (1)
				(In years)	($000’s)
Balance at April 30, 2006	20,067,862	41,849,962	$2.34
Increase in authorized shares	15,275,605		—
Options granted	(6,562,062)	6,562,062	$3.50
Options exercised		(1,926,130)	$1.59
Options canceled	853,255	(853,255)	$3.59

Balance at October 29, 2006	29,634,660	45,632,639	$2.51	6.77	$80,073

(1)	Represents the difference between the exercise price and the value of Finisar common stock at October 27, 2006.
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.72 as of October 27, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

     The following table summarizes significant ranges of outstanding and exercisable options as of October 29, 2006:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
		(In years)
$0.05 - $1.15	7,601,617	6.74	$1.07	3,051,029	$1.04
$1.18 - $1.50	6,936,659	6.30	1.40	3,934,741	1.46
$1.58 - $1.73	1,681,000	5.69	1.73	1,432,000	1.73
$1.76 - $1.76	4,916,770	7.73	1.76	723,170	1.76
$1.77 - $1.79	4,576,957	6.16	1.79	2,759,655	1.79
$1.80 - $1.92	5,844,600	6.54	1.83	4,636,041	1.82
$1.95 - $3.10	7,539,623	7.99	2.82	1,944,950	2.66
$3.14 - $4.69	4,727,585	6.59	3.95	2,463,685	3.74
$4.81 - $22.125	1,804,828	4.74	14.65	1,422,280	17.23
$22.50 - $22.50	3,000	3.67	22.50	3,000	22.50

	45,632,639	6.77	$2.51	22,370,551	$2.90

     The weighted-average remaining contractual life of options exercisable is 5.9 years. The total number of shares of common stock subject to in-the-money options exercisable as of October 29, 2006 was approximately 19.0 million.
Valuation and Expense Information under SFAS 123(R)
     On May 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases under its 1999 Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended October 29, 2006 which was reflected in our operating results as follows (in thousands):

	Three Months Ended	Six Months Ended
	October 29, 2006	October 29, 2006
Cost of revenues	$899	$2,034

Stock-based compensation expense included in cost of revenues	899	2,034

Research and development	1,090	2,266
Sales and marketing	505	1,034
General and administrative	629	1,236

Stock-based compensation expense included in operating expenses	2,224	4,536

Stock-based compensation expense related to employee stock options and employee stock purchases	3,123	6,570
Tax benefit	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$3,123	$6,570

     As a result of adopting SFAS 123(R), the Company’s net loss for the three and six months ended October 29, 2006, was $1.1 million and $4.7 million lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the three months ended October 29, 2006 would have been unchanged had the Company continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the six months ended October 29, 2006 would have improved by $0.02 per share had the Company continued to account for share-based compensation under APB 25.

     The total stock-based compensation capitalized as part of inventory as of October 29, 2006 was $351,000.
     As of October 29, 2006, total compensation cost related to unvested stock options not yet recognized was $18.3 million, which is expected to be recognized over the next 26 months on a weighted-average basis.
     Upon adoption of SFAS 123(R), the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model with a straight-line attribution method to recognize share-based compensation expense. Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123(R) was recognized using the Black-Scholes option-pricing model with a graded-vesting multiple-option approach for the purpose of the pro forma financial information in accordance with SFAS 123.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Expected term (in years)	5.28	3.70	0.50	0.5
Volatility	99%	108%	69%	108%
Risk-free interest rate	4.64%	4.42%	4.45%	4.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
     The fair value of stock based payments made during the three and six months ended October 29, 2006 and October 30, 2005, were valued using the Black-Scholes option-pricing model with a volatility factor based on the Company’s historical stock prices.
     The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity is set equal to the expected term.
     The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.
     As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first two quarters of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
Pro Forma information Under SFAS 123 for Periods Prior to Fiscal 2007
          The following table summarizes the pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan had the Company applied the fair value recognition provisions of SFAS 123 (in thousands, except per-share amounts):

	Three Months Ended	Six Months Ended
	October 30, 2005	October 30, 2005
	(As Restated)	(As Restated)
Net loss	$(16,055)	$(35,464)
Add:

APB 25 stock-based compensation expense, included in net loss, net of tax	230	546
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(1,600)	(3,634)

Pro forma net loss	$(17,425)	$(38,552)

Net loss per share - basic and diluted:
As reported	$(0.06)	$(0.13)

Pro forma	$(0.06)	$(0.14)

Shares used in computing reported and pro forma net loss - basic and diluted	289,968	281,048
     The weighted-average estimated value of employee stock options granted during the three and six months ended October 30, 2005 was $0.81 and $0.79, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	October 30, 2005	October 30, 2005
Expected term (in years)	3.51	3.53
Volatility	108%	109%
Risk-free interest rate	4.42%	4.25%
Dividend yield	0.00%	0.00%
Accuracy of Fair Value Estimates
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different.
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)

Revenues:
Optical subsystems and components	$99,009	$77,449	$195,052	$149,819
Network test and monitoring systems	9,180	9,173	19,380	18,535

Total revenues	$108,189	$86,622	$214,432	$168,354

Depreciation and amortization expense:
Optical subsystems and components	$6,423	$10,982	$12,847	$18,063
Network test and monitoring systems	288	505	572	895

Total depreciation and amortization expense	$6,711	$11,487	$13,419	$18,958

Operating income (loss):
Optical subsystems and components	7,845	$(1,349)	$12,815	$(6,774)
Network test and monitoring systems	(1,182)	(372)	(1,373)	(3,728)

Total operating income (loss)	6,663	(1,721)	11,442	(10,502)

Unallocated amounts:
Amortization of acquired developed technology	(1,505)	(6,274)	(3,024)	(11,928)
Amortization of purchased intangibles	(313)	(453)	(612)	(929)
Restructuring costs	—	(3,064)	—	(3,064)
Loss on debt extinguishment	(31,606)	—	(31,606)	—
Interest income (expense), net	(2,501)	(3,065)	(5,167)	(6,369)
Other non-operating income (expense), net	(440)	(821)	(810)	(1,421)

Total unallocated amounts	(36,365)	(13,677)	(41,219)	(23,711)

Income (loss) before income taxes	$(29,702)	$(15,398)	$(29,777)	$(34,213)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     The following is a summary of total assets by segment (in thousands):

	October 29,	April 30,
	2006	2006
		As restated (1)
Optical subsystems and components	$366,518	$350,129
Network test and monitoring systems	71,530	72,422
Other assets	89,210	83,919

	$527,258	$506,470

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Revenues from sales to unaffiliated customers:
United States	$36,914	$51,882	$77,339	$98,557
Rest of the world	71,275	34,740	137,093	69,797

	$108,189	$86,622	$214,432	$168,354

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 29,	April 30,
	2006	2006
Long-lived assets
United States	$223,720	$233,498
Malaysia	23,727	21,649
Rest of the world	2,529	2,984

	$249,976	$258,131

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended
	October 29,	October 30,
	2006	2005
Optical subsystems and components	$11,042	$8,938
Network test and monitoring systems	160	63

Total capital expenditures	$11,202	$9,001

12. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months Ended
October 29, 2006
Beginning balance at April 30, 2006	$1,767
Additions during the period based upon product sold	1,243
Settlements	(334)
Changes in liability for pre-existing warranties, including expirations	(737)

Ending balance at October 29, 2006	$1,939

13. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three months ended October 29, 2006, the Company did not sell any of its trade receivables to Silicon Valley Bank under the terms of this agreement. During the six months ended October 29, 2006, the Company sold approximately $4.2 million of its trade receivables. During the three and six months ended October 30, 2005, the Company sold approximately $5.2 and $11.2 million, respectively, of its trade receivables.
14. Restructuring
     As of October 29, 2006, $997,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006.
15. Pending Litigation
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing this quarterly report on Form 10-Q for the quarter ended October 29, 2006 (the “October 10-Q”), the Company’s quarterly reports on Form 10-Q for the quarters ended January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and its annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims.
     Nasdaq Determination of Non-compliance
     On December 13, 2006, the Company received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it did not timely file the October 10-Q and, therefore, that its common stock was subject to delisting from the Nasdaq Global Select Market. The Company received similar Staff Determination Notices with respect to its failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted the Company additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of the Company’s appeal. On October 5, 2007, the Listing Council granted the Company an exception until December 4, 2007 to file its delinquent periodic reports and restatement. On November 26, 2007, the Company filed an appeal with the Nasdaq Board of Directors seeking a review of the Listing Council’s decision and a stay of the decision, including the Listing Council’s December 4, 2007 deadline. On November 30, 2007, the Nasdaq Board of Directors agreed to review the Listing Council’s decision and stayed the decision pending further consideration by the Board. The Company believes that the filing of this report, and the simultaneous filing of its other delinquent reports on Form 10-Q and Form 10-K, will satisfy the conditions of the Listing Council’s decision and that its common stock will continue to be listed on the Nasdaq Global Select Market.
     Securities and Exchange Commission Inquiry
     In November 2006, the Company informed the staff of the Securities and Exchange Commission (the “SEC”) of the voluntary investigation that had been undertaken by the Audit Committee of the Board of Directors. The Company was subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding the Company’s historical stock option grant practices. The Company is cooperating with the SEC’s review.

     Stock Option Derivative Litigation
     Following the announcement by the Company on November 30, 2006 that the Audit Committee of the Board of Directors had voluntarily commenced an investigation of the Company’s historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for January 11, 2008.
     Trust Indenture Litigation
     On January 4, 2007, the Company received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for the Company’s 2 1/2% Convertible Senior Subordinated Notes due 2010, its 2 1/2% Convertible Subordinated Notes due 2010 and its 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that the Company’s failure to timely file the October 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the three indentures between the Company and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. As previously reported, the Company had delayed filing the October 10-Q pending the completion of the review of its historical stock option grant practices conducted by the Audit Committee of its Board of Directors.
     The Company believes that it is not in default under the terms of the Indentures. The Company contends that the plain language of each Indenture requires only that the Company file with the Trustee reports that have actually been filed with the SEC, and that, since the October 10-Q had not yet been filed with the SEC, the Company was under no obligation to file it with the Trustee.
     In anticipation of the expiration of the 60-day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an “Event of Default” had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, the Company filed a lawsuit in the Superior Court for the State of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that the Company is not in default under the three Indentures, based on the Company’s position as described above. The Trustee filed an answer to the complaint generally denying all allegations and also filed a notice of removal of the state case to the United States District Court for the Northern District of California. On October 12, 2007, the action was remanded back to the state court in which it was commenced because the Trustee’s notice of removal was not timely.
     As expected, on March 16, 2007, the Company received three additional notices from the Trustee asserting that “Events of Default” under the Indentures had occurred and were continuing based on the Company’s failure to cure the alleged default within the 60-day cure period.
     On April 24, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that the Company’s failure to timely file the January 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. The Company believes that it is not in default under the terms of the Indentures for the reasons described above.
     On June 21, 2007, the Company filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting “Events of Default” received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to the Company’s delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee filed an answer to the complaint generally denying all allegations and filed a notice of removal to the United States District Court for the Northern District of California. The Company has filed a motion to remand to state court, which was heard and taken under submission on November 2, 2007.

     On July 9, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that the Company’s failure to timely file this Form 10-K report with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. The Company believes that it is not in default under the terms of the Indentures for the reasons described above.
     To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. As of October 31, 2007, there was $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505 (the “‘505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in favor of the Company and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.
     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit.  In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages.  The Company cross-appealed raising issues related to the denial of the Company’s motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid.  The appeals have been consolidated.  The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution.  The parties have filed their respective briefs with the appellate court. A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying the Company’s motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license.  Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will issue between March 2008 and November 2008.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against the Company in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company’s ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company’s motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, the Company filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling.

Discovery is now underway. The parties have been ordered to a mediation and settlement conference on December 13, 2007. A jury trial has been scheduled for March 3, 2008.
     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. No scheduling order has been entered in the case, and discovery has not yet begun.
     XM/Sirius Litigation
     On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company’s ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the ‘505 patent described below. The defendants’ motion for a stay was denied. Discovery is now underway. The claim construction hearing has been set for February 6, 2008, and the trial has been set for September 15, 2008.
     Requests for Re-Examination of the ‘505 Patent
     Three requests for re-examination of the Company’s ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. On December 11, 2006, the PTO entered an order granting the first request and, on March 21, 2007, the PTO entered an order granting the second request. The third request, filed on August 1, 2007, was partially granted on September 28, 2007. The Company expects that the PTO will take steps to consolidate these requests into one request for re-examination. Alternately, the PTO may consolidate the first two requests and keep the third separate because it is directed to different claims than the first two requests. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. Resolution of one or more re-examination requests of the ‘505 Patent is likely to take more than 15 months.
Securities Class Action
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under the Company’s insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied the plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Subsequently, and consistent with these developments, the Court entered an order, at the request of the plaintiffs and issuers, to deny approval of the settlement, and the plaintiffs filed an amended complaint in an attempt to comply with the decision of the Second Circuit Court of Appeals. If an amended or modified settlement is not reached, and thereafter approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     The Company cannot predict the outcome of the legal proceedings discussed above. No amount of loss, if any, is considered probable or measurable and no loss contingency has been recorded at the balance sheet date.
16. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 29, 2006. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
17. Subsequent Events
     Acquisition of AZNA LLC
     On March 26, 2007, the Company completed the acquisition of AZNA LLC (“AZNA”), a privately-held company located in Wilmington, Massachusetts for a purchase price of $19.7 million, consisting of convertible promissory notes in the aggregate principal amount of $17.0 million and cash of $2.7 million. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.
     Acquisition of Kodeos Communications, Inc.
     On April 11, 2007, the Company completed the acquisition of Kodeos Communications, Inc., a privately-held company located in South Plainfield, New Jersey for $7.4 million with additional consideration of up to $3.5 million in cash payable to holders of certain equity interests contingent on technical and financial performance. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.

          Future Impact of Certain Stock Option Restatement Items
     Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company presently estimates that it will incur a liability to option holders of approximately $7.0 million, of which approximately $5.7 million will be recognized as additional stock based compensation expense in future periods.
          Letter of Credit Reimbursement Agreement
     On November 1, 2007, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 25, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement, although, the bank has waived the SEC filing requirement covenant until the Company is current with its filing requirements.
          Non-recourse Accounts Receivable Purchase Agreement
     On November 1, 2007, the Company entered into an amended non-recourse accounts receivable purchase agreement effective October 26, 2007 with Silicon Valley Bank that will be available to the Company through October 25, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement.

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
Business Overview
     Finisar Corporation is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei and Qlogic.
     We also provide network performance test and monitoring systems to original equipment manufacturers for testing and validating equipment designs and, to a lesser degree, to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems. We sell these products primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, IBM and Qlogic.
Restatement of Previously Issued Financial Statements
     In this quarterly report on Form 10-Q for the three and six months ended October 29, 2006, we are restating our condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and six months ended October 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended October 29, 2006, as a result of an independent investigation of our historical stock option grants conducted by our Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements. In our annual report on Form 10-K for the fiscal year ended April 30, 2007, we are restating our consolidated balance sheet as of April 30, 2006 and the related statements of operations, stockholder’s equity and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth in Item 6 of the Form 10-K report, and the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2006 and the three months ended July 29, 2006.
     Origin of the Investigation
          In late August 2006, our management commenced a preliminary internal review of certain of our historical stock options granted since our initial public offering in November 1999. The review was voluntarily initiated by us due to the widespread media attention concerning the stock option grant practices of many companies and was not in response to a news report or an investigation concerning Finisar by the SEC or any other governmental agency.
          After management’s report on the results of this initial review, the Audit Committee directed management to conduct a further analysis of certain stock option grants. Thereafter, management reviewed documentation and materials regarding additional option grants and, in early November, identified potential issues with respect to certain annual grants to employees. As a result, the Audit Committee determined that it should conduct a review of our historical practices for granting and accounting for stock option grants made from the date of our initial public offering through September 8, 2006 (the “Review Period”). On November 30, 2006, we issued a press release and filed a current report on Form 8-K announcing the commencement of this review of our historical stock option granting practices and related accounting, and disclosing that our previously-filed financial statements could no longer be relied upon. We also informed the staff of the SEC of the commencement of the investigation into our historical stock option granting practices and related accounting.

     Scope of the Investigation
          The investigation was commenced under the authority of the Audit Committee, composed of three independent directors, two of whom also served as members of the Compensation Committee during a portion of the Review Period, although they were generally not involved with the approval of grants of stock options to non-officer employees. The investigation was conducted with the assistance of independent counsel and forensic accountants (collectively, the “Investigation Team”). Under the direction of the Audit Committee, the Investigation Team reviewed our practices and processes for granting options to officers and directors, and for new hire and annual grants to non-officer employees. The only grants made during the Review Period that were not initially reviewed by the Investigation Team were grants made in blocks of less than 50 to non-officer, non-director grantees. In the course of reviewing grants made in blocks to 50 or more grantees, the Investigation Team expanded the scope of the investigation to review four additional grants to less than 50 non-officer, non-director grantees. The Investigation Team reviewed approximately 95% of all options granted by Finisar during the Review Period.
          At the conclusion of the investigation by the Investigation Team, a Working Group was formed to address the accounting implications of the results of the investigation by the Investigation Team. The Working Group was composed of managers from our accounting and legal departments with assistance from independent consultants engaged to assist in the assessment of the historical accounting treatment of stock option grants, as tax advisors and in the calculation of the revised stock-based compensation expense based on the revised measurement dates.
          The Investigation Team identified 94 “Grant Dates” – dates on which our records show a stock option grant had occurred during the Review Period. Of the 94 Grant Dates, the Investigation Team reviewed 44 “Grant Dates of Interest” based on the size of the grant or some other factor. These 44 Grant Dates reviewed represented 95% of all options granted during the Review Period. The Working Group performed a subsequent review of 100% of the option grants during the Review Period and identified 151 separate stock option granting actions (“Granting Actions”) made on the 95 original Grant Dates (“Grant Dates”) during the Review Period. The Investigation Team noted that none of the past or present members of our Board of Directors, nor our Chief Executive, received any grants during the Review Period on a date for which the measurement date was ultimately revised, except in the case of one grant to two of our Board members where the date of approval of the grant by the Board of Directors differed from the date on which the grant was recorded. In that instance, the exercise price was higher on the date on which the grant was erroneously recorded than on the date the options were approved by the Board of Directors, and, as a result, we did not recognize any additional stock-based compensation expense on this grant.
     Findings and Remedial Measures
          Based on the results of the investigation by the Audit Committee, and additional work performed by the Working Group, we found evidence that we previously used incorrect measurement dates when accounting for stock option grants pursuant to APB 25 and related interpretations. We have concluded that revised measurement dates are required for 105, or 70%, of the 151 Granting Actions during the Review Period, and that it is necessary to modify the accounting measurement dates for approximately 71% of the stock option grants awarded during the Review Period to employees and consultants. This consists of options to purchase approximately 75.9 million shares of common stock. Certain historic grants were also determined to be subject to variable accounting. Revising option grant measurement dates results in total additional stock-based compensation expense of $107.6 million to be recognized in the fiscal years 2000 through 2006. Approximately 85% of this total additional stock-based compensation expense, or $91.1 million, is attributable to six key Granting Actions that occurred between June 2000 and August 2003, representing approximately 21 million shares, or 20% of all options granted during the Review Period. Three of these six key Granting Actions were performance grants, and three were New Hire grants, as such grant types are defined below. The Audit Committee determined that the incorrect measurement dates were the result of process-related deficiencies and that the individuals involved in the option granting process lacked a thorough understanding of the relevant accounting rules. The Audit Committee found no evidence of intentional misconduct or malfeasance on the part of the Company personnel involved in selecting and approving the grant dates or administering the stock option granting process.
     In addition, we identified modifications to certain stock options related to extended leaves of absence that should have been accounted for by applying modification accounting as required by the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44. This resulted in approximately $5.1 million of additional stock-based compensation expense, of which $5.0 million is attributable to one leave of absence. Therefore, as a result of the investigation, we have identified a total of $112.1 million in additional pre-tax, non-cash, stock-based compensation expense for the fiscal years 2000 through 2006 ($112.7 million prior to the consideration of payroll tax charges and inventory capitalization), and approximately $3.6 million of deferred stock-based compensation expense to be amortized as of April 30, 2006. On May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $3.6 million at May 1, 2006 has been reclassified to additional paid-in capital.

     These adjustments for stock-based compensation, shown before any related payroll tax charges, inventory capitalization or income tax effects, are as follows (in thousands):

	Fiscal Years Ended April 30,
	2000	2001	2002	2003 (1)	2004	2005	2006	Total

Stock-based compensation expense resulting from revised measurement dates	$5,416	$27,160	$31,741	$24,441	$8,296	$3,257	$7,303	$107,614
Other – leaves of absence	—	—	39	41	4,791	183	—	5,054

Total	$5,416	$27,160	$31,780	$24,482	$13,087	$3,440	$7,303	$112,668

(1)	Includes the acceleration of $13.1 million in deferred stock-based compensation expense related to our previous option exchange program. See the Section entitled “Option Exchange Program” below for a further discussion of this program.
     Consistent with our historical accounting policy, we use the graded, or accelerated, amortization method to determine the amount of stock-based compensation expense for each reporting period.
     In accordance with the applicable accounting guidance, we immediately expensed the unamortized deferred stock-based compensation expense associated with options with revised measurement dates that were cancelled as part of our stock option exchange program in fiscal 2003. As a result, on the date of the cancellation, we recognized $13.1 million of deferred stock-based compensation. See the discussion of the option exchange program below under “Option Exchange Program.”
     Of the $112.7 million total restated stock-based compensation expense arising from the investigation, $101.9 million, or 90.5%, has been expensed by the end of our fiscal year ended on April 30, 2004. This is primarily attributable to (i) the fact that the intrinsic value of the revised option awards was greater in the early years of the Review Period, (ii) we used graded, or accelerated, amortization method to recognize stock-based compensation and (iii) as a result of the deferred compensation expense recognized upon the cancellation of options as part of our stock option exchange program in fiscal 2003. Only 3% and 6%, respectively, of the total restated stock-based compensation expense impacted our 2005 and 2006 fiscal years, respectively.
     Details of the Restatement
     We have concluded that of the 151 Granting Actions made on 95 Grant Dates, 105 Granting Actions on 63 Grant Dates require revised measurement dates. The remaining 46 Granting Actions on 32 Grant Dates require no change to the original grant date. The following is a summary of the revised Granting Actions by type of grant:

			Number of
	Number of		Option Shares
	Revised	Percent of Total	With Revised	Percent of
	Granting	Granting	Measurement	Total
Grant Type	Actions	Actions	Dates	Grants

Acquisition-Related Assumed Options	—	—	—	—
Target Employees	4	2.6%	3,872,806	3.6%

Total acquisition-related	4	2.6%	3,872,806	3.6%
Director (1)	1	0.7%	60,000	0.1%
Officer	2	1.3%	735,000	0.7%
Performance	12	7.9%	47,215,703	44.1%
New Hire/Promotion	86	57.0%	24,028,510	22.5%
Option Exchange Program	—	0.0%	—	0.0%

Total	105	69.5%	75,912,019	71.0%

(1)	While one properly approved grant to two of our Board members was not recorded properly, it did not result in any incremental stock-based compensation expense.

     The grants giving rise to the total $107.6 million in additional non-cash stock-based compensation expense based on revised measurement dates are categorized and summarized as follows:
     New Hire and Promotion Grants
     During the Review Period, we granted options to purchase a total of 26.4 million shares to newly-hired employees. To facilitate the granting of options to our rapidly growing workforce, in February 2000, the Board of Directors established a Stock Plan Committee composed solely of our Chief Executive Officer, and delegated authority to the Stock Plan Committee to grant options to newly hired and existing non-officer employees subject to certain limitations and established parameters. During the Review Period, grants made to newly-hired employees (“New Hire grants”) generally were approved by the Stock Plan Committee on a periodic basis. While details of stock option grants were generally set forth in the offer letter to the prospective employee, the grant date was determined when the grant was approved by the Stock Plan Committee after the date on which the employee commenced employment with us. New Hire grants were generally made to all new employees who had joined Finisar since the last date on which the Stock Plan Committee approved and awarded grants to newly hired employees. Additionally, grants were made to a smaller number of existing employees who received promotions or some other employment adjustment since the last date on which the Stock Plan Committee awarded and approved New Hire grants. The evidence available to support the original grant date for options granted to newly promoted or other existing employees generally differed from the evidence supporting the measurement date for New Hire grants. Thus, we differentiated between awards made as a result of a promotion or adjustment and New Hire grants. This differentiation based on award type resulted in application of different measurement dates for grants originally made on the same original grant date. We also found that offer letters to our Malaysia and Shanghai employees did not always include all of the details of the option grant to be made to newly-hired employees in such locations required to determine the proper measurement date, i.e., the number of shares underlying each option to be granted to the newly-hired employee once the option has been approved by the Stock Plan Committee. Accordingly, for those grants we required additional supporting evidence to determine the appropriate measurement date.
     None of the Grant Dates recorded for New Hire grants preceded the commencement of employment of any newly-hired employee. However, in multiple instances, evidence suggested that New Hire grants were approved by the Stock Plan Committee at a later date than the stated grant date. In some cases, the identity of all grantees as set forth in such Granting Action was not known or specified with finality until after the stated grant date. Moreover, our Stock Plan Committee’s process for finalizing and documenting these grants was often completed after the originally assigned grant date. In some cases, no contemporaneous, direct evidence of the date of approval by the Stock Plan Committee was located. Additionally, in several instances, the evidence showed that the Stock Plan Committee retrospectively selected a grant date with a more favorable price. Based on all available facts and circumstances, we determined that the originally recorded measurement dates for the New Hire grants made by the Stock Plan Committee during the Review Period cannot be relied upon in isolation as the correct measurement dates.
     New Hire grants to non-officer, non-director employees that required Board of Directors or Compensation Committee approval because the size of the individual grant exceeded the authority delegated to the Stock Plan Committee were typically approved by unanimous written consent, or UWC, of the Board or Compensation Committee. We were unable to locate documents demonstrating contemporaneous Board of Directors or Compensation Committee approval on the date designated in the UWC as the effective date of the grant. In some cases, the UWC was prepared after the selected grant date. Additionally, in several instances, no direct evidence confirmed the date on which the UWC was executed by each Board or Compensation Committee member.
     APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, are known with finality. In 77 of the 97 New Hire Granting Actions, reliable objective evidence suggested a single specific date on which approval was reached on the final number of shares comprising each stock option, the identity of those individuals entitled to receive each stock option and the exercise price of the stock option. Such evidence primarily consisted of electronic data such as emails and files attached to emails or written agreements, including offer letters. We utilized this evidence to revise measurement dates for 66 New Hire Granting Actions covering options to purchase 14.7 million shares of common stock. This resulted in incremental stock-based compensation expense of $13.6 million on a pre-tax basis, amortized over the respective awards’ vesting terms.
     In 14 New Hire Granting Actions, where no other reliable objective evidence pointed to a single specific date on which the number of shares, the identity of all individuals entitled to receive those shares and the price had become final, we have determined the date on which information concerning the grant was first entered into our options software accounting database to be the most reliable measurement date. We use a commonly available third party accounting software program to monitor and administer our equity award programs and to track and account for our stock option grants. For grants where reliable objective evidence was not recovered in the investigation to support a specific measurement date, the revised measurement date was based on the date these grants were recorded into our stock options software accounting database. The date on which information concerning the option was entered into this option software database was utilized to revise measurement dates for New Hire grants covering 4.0 million shares of common stock. This resulted in incremental stock-based compensation expense of $27.3 million on a pre-tax basis, amortized over the respective awards’ vesting terms.
     In six New Hire Granting Actions, the evidence suggests that the Stock Plan Committee selected an initial grant date, then subsequently chose a later grant date when the underlying stock price was lower than on the earlier grant date. In those cases, the fair market value of our common stock on the initial measurement date was higher than the later-selected date on which the option grant was recorded. Based on the evidence, we concluded that such grants should be deemed to have been repriced and subject to variable accounting from the date of repricing as required by the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” (“FIN 44”) and the provisions of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” (“EITF 00-23”). After considering forfeitures, we have adjusted the measurement of compensation cost for these options that are subject to variable accounting, covering 5.4 million shares of common stock. This has resulted in incremental stock-based compensation of $6.3 million on a pre-tax basis, amortized over the respective awards’ vesting terms through April 30, 2006. Under FAS 123, and upon the adoption of FAS 123R on May 1, 2006, these options are not treated as variable awards.
     Upon review of all such New Hire grants, we have determined that the correct measurement date for financial accounting purposes was different than the stated grant date for 86 New Hire Granting Actions covering 24 million shares, or 91% of all New Hire grants made during the Review Period. For grants representing 22.1 million shares, the market price of our common stock on the revised measurement date was higher than the option exercise price. This resulted in our recording of approximately $47.2 million in non-cash stock-based compensation expense relating to New Hire grants (representing 42% of the total additional non-cash-based compensation expense recorded).
     Performance Grants
     Performance grants were broad-based stock option grants that were usually linked to the annual employee performance appraisal process. Approval of these grants to non-officer employees was generally delegated to our Chief Executive Officer, as the sole member of the Stock Plan Committee. This delegated authority included determining the number of options to be granted to each individual employee. During the annual review process, each employee was awarded a performance ranking. This performance ranking then corresponded to a range of option awards, or at times during the Review Period a set schedule, that was pre-determined by the Chief Executive Officer. The Stock Plan Committee determined the number of shares underlying the stock options awarded to the employee based upon this range or schedule corresponding to the performance ranking achieved by the employee. The Stock Plan Committee selected the grant date, which in all cases appears to have been a date after the start of the performance appraisal process, but prior to the date when the identity of the grantees and number of options allocated to each grantee were known with finality.
     We determined that for all performance grants, changes to the list of approved individual employee grants continued to be made after the Stock Plan Committee approved the grant date. In some cases, the list of employees included in a particular Granting Action was not prepared until after the stated grant date, and, in some cases, changes were made to the number of shares comprising individual awards and/or the identity of the employee receiving an award, indicating the grant was not finalized at the stated grant date.
     In eleven of the 14 total performance grant Granting Actions, reliable objective evidence suggested a single specific date on which the Stock Plan Committee had approved the final number of shares comprising each stock option, the identity of those individuals entitled to receive each stock option and the exercise price of the stock option. In nine of these performance grant Granting Actions, for options covering 36.7 million shares, we found that not all actions had been taken, (i.e., the final number of shares comprising each stock option and/or the identity of those individuals entitled to receive each stock option), were completed as of the stated grant date, and the details of the grants changed after the stated grant date. We revised the measurement date to correspond with the date on which evidence was located to indicate that approval of the details of each grant was final. Since the market price of our common stock on the revised measurement date was higher than the option exercise price for eight of the performance grant Granting Actions, covering 23.6 million shares, we recorded additional stock-based compensation expense of $29.5 million.
     In two performance grant Granting Actions, no reliable objective evidence pointed to a single specific date on which the number of shares comprising each stock option, the identity of all individuals entitled to receive each stock option and the exercise price had become final. Therefore, we have determined the date on which information concerning the grant was entered into our stock option database is the most reliable measurement date for calculating additional stock-based compensation expense under APB 25. The date on which information concerning the grant was entered into our stock option database was utilized as the measurement date for these performance grants covering 7.6 million shares of common stock. The market price of our common stock on the revised measurement date was higher than the option exercise price for one of these Granting Actions, and accordingly, we recorded incremental stock-based compensation expense of $27.5 million.

     In one performance grant Granting Action, the evidence suggests that the Stock Plan Committee selected a grant date, then subsequently chose a later grant date when the closing sales price of our common stock was lower than on the earlier date. Accordingly, the fair market value of our common stock on the initial measurement date was higher than the recorded option exercise price. Based on the evidence, we concluded that the grant, covering approximately 2.8 million shares, should be deemed to have been repriced and subject to variable accounting, from the date of repricing as required by the provisions of FIN 44 and EITF 00-23. After considering the movement in our stock prices and forfeitures, there was no incremental stock-based compensation expense recognized on this award through April 30, 2006. Under FAS 123, and upon the adoption of FAS 123R on May 1, 2006, these options are not treated as variable awards.
     We also found one performance grant to an employee as part of an annual Granting Action that was added after the original grant date. We deemed it necessary to determine whether such action suggested that the entire Granting Action was still subject to change (and hence the requisite Granting Action had not been completed pursuant to the requirements of APB 25), or whether the change related solely to the one so-called “straggler,” which would not affect the measurement date of all other awards made in that Granting Action. We found reliable objective evidence that the “straggler” grant represented a separate Granting Action, predominantly based on the fact that this “straggler” was added to our stock option database nearly six weeks after all other grantees in the performance grant, and, as such, did not affect the finality of the previously completed Granting Action.
     Upon review of all such performance grants, we determined that the correct measurement date for financial accounting purposes was different than the stated grant date for 12 performance grant Granting Actions, representing 47.2 million shares, or 92% of all Performance grants made during the Review Period. For grants representing 34.0 million shares, the market price of our common stock on the revised measurement date was higher than the option exercise price. As a result, we are recording a total of approximately $57 million in additional non-cash stock-based compensation expense relating to this category (representing 51% of the total additional non-cash-based compensation expense recorded).
     Acquisition-Related Awards
     We made multiple acquisitions of other companies during the Review Period. These acquisitions sometimes resulted in option grants being awarded to employees of the acquired companies, in one of three forms:
•	existing options held by the acquired company employees to purchase stock of the acquired company, that were assumed by us and became options to acquire our common stock (“Assumed Options”);

•	option grants made to induce employees of the target company to join us, the details of which were set forth in the acquisition agreements between us and the acquired company; and

•	option grants made to employees of the acquired company that followed the form of our New Hire grants, and were made to provide an incentive to such employee sometime after the acquired company employee became our employee (but which options were not required to be granted by the terms of the related acquisition agreements).
     Assumed Options were assumed by us at a set, formula driven ratio, as set forth in the acquisition documents, and as approved by our Board of Directors and were recorded in our stock option database at this preset valuation. We determined that for all Assumed Options, the fair value of these options was appropriately measured as required by EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and included in the purchase price, and the intrinsic value of the unvested portion of those options, as measured on the date the close of the business combination, was deducted from the purchase price and recognized as compensation expense.
     Options provided as inducements to employees of the acquired company to accept our offer of employment post-acquisition (“Target Employees”) were set forth and approved by our Board of Directors as part of the acquisition documents, or sometimes in related employment agreements and in one case were approved by the Compensation Committee prior to the acquisition but with an effective date specified as the date the key individual became an employee of Finisar. If the details concerning these grants were described in the acquisition agreements or in the related employment agreements approved prior to the closing date of the acquisition, we determined that the appropriate measurement date was the closing date of the respective acquisition. The evidence indicates that some of these option grants were originally recorded with a grant date that was different than the date specified in the respective acquisition agreements. We found that three grants required revised measurement dates because they were recorded on a date other than the date specified by the acquisition agreements or related employment agreements. The exercise price of the stock on these grants was lower on the recorded date than the fair market value of our common stock on the date specified in the particular acquisition agreement. This resulted in additional stock-based compensation expense of approximately $1.4 million (representing 1.2% of the total additional stock-based compensation expense recorded).

     We determined that one grant, representing an option to purchase 750,000 shares of our common stock, made to a Target Employee of an acquired company was effectively repriced. This grant was originally approved by the Compensation Committee with a grant date corresponding to the date of commencement of employment, and then approved again with a lower exercise price at a later date, causing the recorded grant date as entered into our stock option database to differ from the date evidence shows approval was first given for the grant. This repricing on a later grant date resulted in the application of variable accounting. Although there was no initial intrinsic value for this grant, the application of variable accounting resulted in a total of approximately $93,000 in additional non-cash stock-based compensation expense being recorded by us (representing 0.08% of the total additional non-cash-based compensation expense recorded). All unexercised options in this award were cancelled in fiscal 2005.
     Director Grants
     During the Review Period, grants made to our directors were approved by the Board of Directors at and recorded in the minutes of the Board of Directors, except for one Grant Date, when the grant was approved by resolution set forth in a UWC signed by all of the members of the Board of Directors. There were five grants to members of the Board of Directors, representing options to purchase 785,000 shares of our common stock, that were properly approved by the Board of Directors at meetings of the Board. None of these five grants required changes to the measurement date that resulted in the recordation of any additional stock-based compensation expense. Of these five grants, one Granting Action, representing grants made to two of our Board members, had a different grant date recorded in our stock option accounting database than the date on which the Board approved the grant; however, because the date recorded in the stock option accounting database was at a higher exercise price, no additional compensation expense resulted from this error. Unlike those revised grants we concluded should be subject to variable accounting, there was no repricing action was taken by the approver, in this instance, the Board of Directors, and the mistake appears to have been a clerical error when the grant documentation was finalized. Accordingly, we have corrected the clerical error and recorded the grant date as the date the Board actually approved the grant, at the exercise price on the date of approval, and accordingly, no incremental stock-based compensation expense is incurred.
     For the one grant to directors that was approved by UWC of the Board, although the UWC was deemed effective as of a date earlier than the date signed by the directors, the UWC was sent electronically to the directors on the effective date of the consent. In addition, the evidence indicates that details of the grant, including identification of the grantee and the number of shares subject to each option grant, were orally approved by the members of the Board on, or in advance of, the effective date of the UWC. Accordingly, we determined that the details of such grant had been agreed to by the members of the Board of Directors on or before the effective date of the grant, and the Audit Committee considered that the date of execution of the UWC did not change the grant date.
     Officer Grants
     Grants made to our Section 16(b) officers during the Review Period were, except for one instance described below, either approved by the Board of Directors or the Compensation Committee, at a meeting of the Board of Directors or Compensation Committee held in person or by telephone, or approved by resolution set forth in a UWC signed by all of the members of the Board of Directors or Compensation Committee. For all grants approved by UWC, the Investigation Team determined that evidence supported the effective date of the UWC as the appropriate grant date. The evidence obtained in the course of the investigation indicates that details of the grant, including the identification of the grantee and number of shares subject to each individual grant, were orally approved by the members of the Board of Directors or Compensation Committee, as applicable, on, or in advance of, the effective date of the UWC. Some UWCs were deemed effective as of a date earlier than the date the UWC was sent to or signed by the directors, although generally such UWCs were sent electronically to the directors to sign either on the effective date of the consent or within one day after the consent; however, the directors did not always sign the consents on the effective date of the consent. However, because the evidence shows that all such grants had been agreed to by all members of the Board or Compensation Committee, as applicable, on or before the effective date of the grant, the Audit Committee considered that the date of execution of the UWC did not change the grant date.
     Fourteen grants to officers, representing options to purchase 10.8 million shares of our common stock, were properly approved during the Review Period, and required no change to the grant date. In one case, a grant to an officer was documented by UWC, but recorded in our stock option accounting database on a date other than the date the evidence indicates that final approval of the grant was made, resulting in the option having a lower exercise price than the fair market value of our common stock on the effective date. Unlike those revised grants we concluded should be subject to variable accounting, there was no repricing action taken by the approver, in this instance, the Compensation Committee and the mistake appears to have been a clerical error when the grant documentation was finalized. Accordingly, we have corrected the clerical error made to the grant date as recorded in the stock option accounting database and the related grant documentation.
     In one instance, a broad-based annual performance grant of options to purchase a total of 2,540,000 shares made in June 2000 by the Stock Plan Committee erroneously included grants of options to purchase an aggregate of 235,000 shares to three Section 16(b) officers (including our Chief Financial Officer). The Audit Committee has not located conclusive evidence that the three officer grants were separately approved by the Board of Directors or Compensation Committee. Nonetheless, the Audit Committee considers these grants to be valid obligations of the Company. This grant was made shortly after the Board of Directors established the Stock Plan Committee. Based on the evidence, initially there was some confusion about the limits of the Chief Executive Officer’s authority, acting as the Stock Plan Committee, to make option grants, and the grantees had no reason to doubt his authority to make these grants. The measurement date for these options was revised along with the grants to non-officers in this performance Granting Action.

     Awards Subject to Variable Accounting
     As noted above under the discussions of new hire, performance, and acquisition-related awards, we concluded that certain revised option awards were repriced and thus subject to variable accounting. To the extent these awards have intrinsic value on the original grant date, as determined in the investigation, the amount of this intrinsic value, net of any forfeitures, is the minimum “fixed-portion” of stock-based compensation expense to be recorded for these grants, regardless of the fact that the award becomes subject to variable accounting when repriced. In addition to the fixed-portion of the stock-based compensation expense for awards and from the date of the repricing, the variable stock-based compensation attributable to these awards is recomputed at each reporting date based on the difference between the option exercise price and the then market value of our common stock. Such variable accounting continues until the option is exercised, forfeited or otherwise cancelled. These grants are not treated as variable under the disclosure-only provisions of FAS 123, or under FAS 123R, which we adopted on May 1, 2006. Under FAS 123 and FAS 123R, the total stock-based compensation expense for such “repricings,” which are considered modifications, is the sum of the original grant date fair value plus any incremental fair value of the option award as of the modification date.
     The following table reflects the amount of additional stock-based compensation expense included in the total additional stock-based compensation expense of $112.1 million recorded as a result of the investigation that relates to the options discussed above that we determined were subject to variable accounting (in thousands):

	Fiscal Year Ended April 30,

	2000	2001	2002	2003	2004	2005	2006	Total

Fixed portion of variable stock-based compensation related to initial intrinsic value	$—	$—	$31	$323	$126	$53	$(11)	$522
Variable stock-based compensation	—	272	(265)	3	1,392	(757)	5,206	5,851

Total	$—	$272	$(234)	$326	$1,518	$(704)	$5,195	$6,373

     Improperly Recorded Leaves of Absences
     Our stock option plans provide that vesting of options held by employees ceases during leaves of absence taken by the employee, and that the options held by such employees do not continue to vest during such leaves of absence. During the review and testing of personnel files related to leave of absences, we found that leaves of absence taken by employees were not always recorded in our stock option accounting database. Thus, in some instances, vesting of the option continued to be recorded during the leave of absence, which resulted in accelerated vesting for certain stock option awards. Pursuant to FASB Interpretation 44, such continuation and/or subsequent acceleration of vesting constitutes a modification of the option grant that results in a new measurement date for such grant. This modification results in additional stock-based compensation expense, measured on the modification date, which is generally the date that the leave commenced, but only expensed to the extent that the employee actually received a benefit that such employee would not otherwise have received absent the modification.
     We identified 113 unrecorded leaves of absence. In 79 cases, the employee remained employed by us for a period of time beyond the vesting period of the option and for a period of time at least equal to the amount of the acceleration provided as a result of the leave of absence. Therefore, the employee received no additional benefit from accelerated vesting. In 34 instances, the employee terminated his or her employment with us. In eleven of these instances we determined that the employee benefited from accelerated vesting or extended exercise periods and the related options had intrinsic value on the date of modification. This resulted in $5.1 million of additional stock-based compensation expense. One leave of absence, to a Section 16(b) officer, accounted for $4.9 million of that $5.1 million additional expense.
     Other Modifications
     We also reviewed other instances where modifications were made to employee stock options such as accelerations or extensions of vesting periods related to termination of employees. We found 33 instances of accelerated vesting or extended exercise periods which required the calculation of stock-based compensation expense because the price per share of our common stock on the date of the modification was higher than the exercise price of the related options. The amount of stock-based compensation expense calculated for these modifications is $452,000 and had been previously recognized in the Company’s financial statements.

     Option Exchange Program
     On November 8, 2002, we announced a voluntary stock option exchange program for eligible option holders. Under the program, eligible holders of our options who elected to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date at least six months and one day after the date of cancellation. In order to participate in the exchange program, however, the employee had to tender all options granted within six months of the commencement of the offer (i.e., all options granted after May 7, 2002) for cancellation and replacement with new stock options. Members of our Board of Directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002 and the shares were cancelled the next day. None of the option grants made as part of the option exchange program are subject to variable accounting as a result of revisions to measurement dates.
     Of the options to purchase approximately 75.9 million shares of common stock for which we have revised the measurement date, options to purchase 11.8 million shares were cancelled as part of the option exchange program. Accordingly, of the $112.1 million additional stock-based compensation expense recorded as part of the restatement, $13.1 million was expensed in connection with the option exchange program concurrent with the cancellation of such options.
Critical Accounting Policies
     The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our condensed consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies.
Stock-Based Compensation Expense
     Effective May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective-transition method, and therefore have not restated prior period results. Under this method, we recognize compensation expense for all share-based payments granted after May 1, 2006 and prior to but not yet vested as of May 1, 2006, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to our adoption of SFAS 123R, we accounted for share-based payments under APB 25 and no stock-based compensation expense had been recognized in our consolidated statement of operations, other than as related to acquisitions and certain stock option grants issued to employees prior to our initial public offering, because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. In determining stock price volatility, we considered the volume of market activity of freely traded options, and determined there was insufficient market activity to provide a meaningful measure of implied volatility. Therefore, expected volatility for the three and six months ended October 29, 2006 was based on the historical volatility of our stock price. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 to the condensed consolidated financial statements for a further discussion of stock-based compensation expense.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
		As restated (1)		As restated (1)
	(Unaudited, in thousands, except per share data)
Revenues
Optical subsystems and components	91.5%	89.4%	91.0%	89.0%
Network test and monitoring systems	8.5	10.6	9.0	11.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	63.8	69.1	65.2	71.8
Impairment of acquired developed technology	0.0	1.0	0.0	0.5
Amortization of acquired developed technology	1.4	6.3	1.4	6.6

Gross profit	34.8	23.6	33.4	21.1

Operating expenses:
Research and development	14.8	16.3	14.2	16.1
Sales and marketing	8.7	8.6	8.5	9.5
General and administrative	6.6	7.9	6.8	8.9
Amortization of purchased intangibles	0.3	0.6	0.3	0.6
Restructuring costs	0.0	3.5	0.0	1.8

Total operating expenses	30.4	36.9	29.8	36.9
Income (loss) from operations	4.4	(13.3)	3.6	(15.8)
Interest income	1.3	0.9	1.2	0.9
Interest expense	(3.6)	(4.4)	(3.6)	(4.7)
Loss on convertible debt exchange	(29.2)	0.0	(14.7)	0.0
Other income (expense), net	(0.4)	(0.9)	(0.4)	(0.8)

Loss before income taxes and cumulative effect of change in accounting principle	(27.5)	(17.7)	(13.9)	(20.4)
Provision for income taxes	0.5	0.8	0.6	0.7

Loss before cumulative effect of change in accounting principle	(28.0)	(18.5)	(14.5)	(21.1)
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	(0.6)	0.0

Net loss	(28.0)%	(18.5)%	(13.9)%	(21.1)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Revenues. Revenues increased $21.6 million, or 24.9%, to $108.2 million in the quarter ended October 29, 2006 compared to $86.6 million in the quarter ended October 30, 2005. Sales of optical subsystems and components and network test and monitoring systems represented 91.5% and 8.5%, respectively, of total revenues in the quarter ended October 29, 2006, compared to 89.4% and 10.6%, respectively, in the quarter ended October 30, 2005.
     Revenues increased $46.1 million, or 27.4%, to $214.4 million in the six months ended October 29, 2006 compared to $168.4 million in the six months ended October 30, 2005. Sales of optical subsystems and components and network test and monitoring systems represented 91.0% and 9.0%, respectively, of total revenues in the six months ended October 29, 2006, compared to 89.0% and 11.0%, respectively, in the six months ended October 30, 2005.
     Optical subsystems and components revenues increased $21.6 million, or 27.8%, to $99.0 million in the quarter ended October 29, 2006 compared to $77.4 million in the quarter ended October 30, 2005. The increase was primarily the result of a $16.2 million, or 34.9%, increase in sales of products for short distance LAN/SAN applications and a $5.4 million, or 17.3%, increase in sales of products for longer distance MAN applications. The increase in revenues from products for LAN/SAN applications reflects the growth in these markets while the increase in revenues from products for MAN applications reflects our increased market penetration, particularly for products that operate under the SONET/SDH protocol.
     Optical subsystems and components revenues increased $45.2 million, or 30.2%, to $195.1 million in the six months ended October 29, 2006 compared to $149.8 million in the six months ended October 30, 2005. The increase was primarily the result of a $33.1 million, or 36.0%, increase in sales of products for short distance LAN/SAN applications and a $12.1 million, or 20.9%, increase in sales of products for longer distance MAN applications. The increase in revenues from products for LAN/SAN applications reflects the growth in these markets while the increase in revenues from products for MAN applications reflects our increased market penetration, particularly for products that operate under the SONET/SDH protocol.
     Network test and monitoring systems revenues were $9.2 million in each of the quarters ended October 29, 2006 and October 30 2005. Network test and monitoring systems revenues increased $845,000, or 4.6%, to $19.4 million in the six months ended October 29, 2006 compared to $18.5 million in the six months ended October 30 2005. The increase in revenue was primarily due to sales of our new SAN Commander Fibre Channel Test System.
     Impairment of Acquired Developed Technology. Impairment of acquired developed technology of $853,000 included in the three and six months ended October 29, 2005 was recorded to write off technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fibre Inc. in May 2001.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $3.9 million, or 72.2%, in the quarter ended October 29, 2006 to $1.5 million compared to $5.4 million in the quarter ended October 30, 2005 and decreased $8.1 million, or 72.7%, in the six months ended October 29, 2006 to $3.0 million compared to $11.1 million in the six months ended October 30, 2005. The decrease reflects an impairment charge recorded in the second quarter of fiscal 2006 as well as the roll-off of certain fully amortized assets.
     Gross Profit. Gross profit increased $17.2 million, or 84.3%, to $37.7 million in the quarter ended October 29, 2006 compared to $20.5 million in the quarter ended October 30, 2005. Gross profit as a percentage of total revenue was 34.8% in the quarter ended October 29, 2006 compared to 23.6% in the quarter ended October 30, 2005. We recorded charges of $2.5 million for obsolete and excess inventory in the quarter ended October 29, 2006 and $0 in the quarter ended October 30, 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $700,000 in the quarter ended October 29, 2006 and $1.3 million in the quarter ended October 30, 2005. As a result, we recognized a net charge of $1.8 million in the quarter ended October 29, 2006 compared to a net benefit of $1.3 in the quarter ended October 30, 2005. Manufacturing overhead includes stock-based compensation charges of $899,000 in the quarter ended October 29, 2006 and $195,000 in the quarter ended October 30, 2005. Excluding the impairment and amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $41.9 million, or 38.7% of revenue, in the quarter ended October 29, 2006 compared to $25.6 million, or 29.6% of revenue in the quarter ended October 30, 2005. The increase in the adjusted gross profit margin was primarily due to the 24.9% increase in revenue driven by increases in unit volume compared to a slight increase in manufacturing overhead spending of 1.2% (excluding non-cash stock-based compensation charges) combined with decreases in material costs.
     Gross profit increased $36.1 million, or 101.5%, to $71.7 million in the six months ended October 29, 2006 compared to $35.6 million in the six months ended October 30, 2005. Gross profit as a percentage of total revenue was 33.4% in the six months ended October 29, 2006 compared to 21.1% in the six months ended October 30, 2005. We recorded charges of $5.9 million for obsolete and excess inventory in the six months ended October 29, 2006 and $1.1 million in the six months ended October 30, 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $1.8 million in the six months ended October 29, 2006 and $2.7 million in the six months ended October 30, 2005. As a result, we recognized a net charge of $4.1 million in the six months ended October 29, 2006 compared to a net benefit of $1.6 million in the six months ended October 30, 2005. Manufacturing overhead includes stock-based compensation charges of $2.0 million in the six months ended October 29, 2006 and $363,000 in the six months ended October 30, 2005. Excluding the impairment and amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $80.8 million, or 37.7% of revenue, in the six months ended October 29, 2006 compared to $46.2 million, or 27.5% of revenue in the six months ended October 30, 2005. The increase in the adjusted gross profit margin was primarily due to the 27.4% increase in revenue driven by increases in unit volume compared to a slight increase in manufacturing overhead spending of .8% (excluding non-cash stock-based compensation cahges) combined with decreases in material costs.
     Research and Development Expenses. Research and development expenses increased $1.8 million, or 13.0%, to $16.0 million in the quarter ended October 29, 2006 compared to $14.2 million in the quarter ended October 30, 2005. The increase was primarily due to an increase in stock-based compensation charges of $1.1 million, an increase in other employee related expenses of $1.0 million and an increase in project material and new product development scrap of $1.0 million. The spending increases were to support our revenue growth and new product development efforts. Included in research and development expenses in the quarter ended October 30, 2005 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 14.8% in the quarter ended October 29, 2006 compared to 16.3% in the quarter ended October 30, 2005.
     Research and development expenses increased $3.2 million, or 11.8%, to $30.4 million in the six months ended October 29, 2006 compared to $27.2 million in the six months ended October 30, 2005. The increase was primarily due to an increase in stock-based compensation charges of $2.3 million, an increase in other employee related expenses of $823,000 and an increase in project material and new product development scrap of $1.8 million. The spending increases were to support our revenue growth and new product development efforts. Included in research and development expenses in the quarter ended October 30, 2005 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 14.2% in the six months ended October 29, 2006 compared to 16.1% in the six months ended October 30, 2005.
     Sales and Marketing Expenses. Sales and marketing expenses increased $2.0 million, or 26.7%, to $9.4 million in the quarter ended October 29, 2006 compared to $7.5 million in the quarter ended October 30, 2005. The increase was primarily due to increased stock-based compensation charges of $556,000, other employee related expenses of $737,000, increased commissions of $402,000, and other marketing expenses of approximately $300,000. The increase in sales and marketing expenses was made to support and generate our revenue growth. Sales and marketing expenses as a percent of revenues increased to 8.7% in the quarter ended October 29, 2006 compared to 8.6% in the quarter ended October 30, 2005.
     Sales and marketing expenses increased $2.4 million, or 14.8%, to $18.3 million in the six months ended October 29, 2006 compared to $15.9 million in the six months ended October 30, 2005. The increase was primarily due to increased stock-based compensation charges of $1.0 million, other employee related expenses of $1.0 and increased commissions of $565,000. The increase in sales and marketing expenses was made to support and generate our revenue growth. Sales and marketing expenses as a percent of revenues decreased to 8.5% in the six months ended October 29, 2006 compared to 9.5% in the six months ended October 30, 2005.
     General and Administrative Expenses. General and administrative expenses increased $273,000 or 4.0%, to $7.1 million in the quarter ended October 29, 2006 compared to $6.8 million in the quarter ended October 30, 2005. The increase was primarily due to an increase in stock-based compensation charges of $558,000 million, partially offset by a decrease in our non-cash reserve for uncollectible accounts receivable of $407,000. General and administrative expenses as a percent of revenues decreased to 6.6% in the quarter ended October 29, 2006 compared to 7.9% in the quarter ended October 30, 2005.
     General and administrative expenses decreased $255,000 or 1.7%, to $14.6 million in the six months ended October 29, 2006 compared to $14.9 million in the six months ended October 30, 2005. The decrease was primarily due to decreases in our non-cash reserve for uncollectible accounts receivable of $703,000 and consulting services of $621,000, partially offset by an increase in stock-based compensation charges of $1.1 million. Consulting service fees were approximately $1.0 for the six months ended October 30, 2005 and were primarily related to initial evaluation and testing of internal controls required under the Sarbanes-Oxley Act. General and administrative expenses as a percent of revenues decreased to 6.8% in the six months ended October 29, 2006 compared to 8.9% in the six months ended October 30, 2005.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $140,000, or 30.9%, to $313,000 in the quarter ended October 29, 2006 compared to $453,000 in the quarter ended October 30, 2005 and decreased $317,000, or 34.1%, to $612,000 in the six months ended October 29, 2006 compared to $929,000 in the six months ended October 30, 2005. The decreases were due to the full amortization of assets acquired in the fiscal 2001 acquisitions of Shomiti Systems, Inc. and Medusa Technologies, Inc.
     Restructuring Costs. During the quarter ended October 30, 2005, we completed the consolidation of our Northern California facilities. The restructuring charges include the remaining value of non-cancellable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000.
     Interest Income. Interest income increased $634,000, or 82.9%, to $1.4 million in the quarter ended October 29, 2006 compared to $765,000 in the quarter ended October 30, 2005 and increased $1.1 million, or 71.4%, to $2.7 million in the six months ended October 29, 2006 compared to $1.5 million in the six months ended October 30, 2005. The increases were due to increased investment balances and higher interest rates.
     Interest Expense. Interest expense increased $70,000, or 1.8%, to $3.9 million in the quarter ended October 29, 2006 compared to $3.8 million in the quarter ended October 29, 2005. Of total interest expense included in each of the two quarters, $2.7 million was related to our convertible subordinated notes due in 2008 and 2010, and $1.2 million represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Interest expense decreased $96,000, or 1.2%, to $7.8 million in the six months ended October 29, 2006 compared to $7.9 million in the six months ended October 29, 2005. Of total interest expense included in each of the two six month periods, $5.5 million and $5.7 million was related to our convertible subordinated notes due in 2008 and 2010 and $2.4 million, and $2.2 million represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Loss on Convertible Debt Exchange. On October 6, 2006, we exchanged $100 million of our 2 1/2% convertible subordinated notes due in 2010 for $100 million of new 2 1/2% convertible senior subordinated notes also due in 2010. Among other features, the new notes eliminated a put option that would have allowed the holders of the original notes to require the redemption of the notes on October 15, 2007 for cash or shares of our common stock. As a result of the exchange, we recorded a non-cash charge for the extinguishment of the original notes of $ 31.6 million in the three and six months ended October 29, 2006.
     Other Income (Expense), Net. Other expense was $440,000 in the quarter ended October 29, 2006 compared to $821,000 in the quarter ended October 30, 2005 and was 810,000 in the six months ended October 29, 2006 compared to $1.4 million in the six months ended October 30, 2005. Other expense in fiscal 2007 primarily consisted of amortization of subordinated loan costs. Other expense in fiscal 2006 includes amortization of subordinated loan costs and our proportional share of losses associated with a minority investment. During the first quarter of fiscal 2007, the our ownership percentage in an equity method investee decreased below 20%. As a result we have classified this investment as available-for-sale securities in accordance with SFAS 115 and ceased recording any proportional equity losses in this investment.
     Provision for Income Taxes. We recorded income tax provisions of $627,000 and $657,000, respectively, for the quarters ended October 29, 2006 and October 30, 2005 and $1.3 million for each of the six month periods ended October 29, 2006 and October 30, 2005. The income tax provisions for each of these periods is primarily the result of recording a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in the three or six month periods ended October 2006 or 2005. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     Cumulative Effect of Adoption of SFAS 123(R). Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123R on May 1, 2006, we recorded an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.
Liquidity and Capital Resources
     At October 29, 2006, cash, cash equivalents and short-term and long-term available-for-sale investments were $138.4 million compared to $118.8 million at April 30, 2006. Of this amount, long-term available-for-sale investments totaled $26.7 million of which $18.3 million was related to debt securities which were readily saleable and $8.4 million was related to the conversion of an equity method investment to available-for-sale. There are market restrictions on our ability to sell the security underlying this investment. At October 29, 2006, total short and long term debt was $249.1 million, compared to $247.8 million at April 30, 2006.
     Net cash provided in operating activities totaled $15.3 million in the six months ended October 29, 2006, compared to $1.6 million in the six months ended October 30, 2005. Cash used in operating activities in the six months ended October 29, 2006 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $58.3 million offset by $13.2 million in additional working capital which was primarily related to an increase in accounts receivable and inventory. Cash used in operating activities in the six months ended October 30, 2005 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $35.9 million and $1.2 million related to lower working capital requirements primarily resulting from increases in accounts receivable and inventory, offset by a decrease in other assets and increases in accounts payable and accrued compensation.
     Net cash used in investing activities totaled $22.4 million in the six months ended October 29, 2006 compared to cash provided by investing activities of $2.1 million in the six months ended October 30, 2005. Cash invested in the six months ended October 29, 2006 and October 30, 2005 was primarily related to equipment purchases to support production expansion at our Texas and Malaysia facilities and the purchase of short-term investments.
     Net cash provided by financing activities totaled $2.3 million in the six months ended October 29, 2006 compared to $63,000 in the six months ended October 30, 2005. Cash provided by financing activities in six months ended October 29, 2006 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan of $3.5 million, partially offset by repayments on borrowings.
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

Contractual Obligations and Commercial Commitments
     At October 29, 2006, we had contractual obligations of $334.3 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,906	$1,906	$—	$—	$—
Long-term debt	6,600		4,025	2,575
Convertible debt	250,250	50,000	100,250	100,000
Interest on debt	22,874	4,954	14,074	3,846
Lease commitment under sale-leaseback agreement	46,240	3,079	6,368	6,657	30,136
Operating leases	4,335	1,736	2,035	564	—
Purchase obligations	1,640	1,640	—	—	—
Purchase commitments	449	449	—		—

Total contractual obligations	$334,294	$63,764	$126,752	$113,642	$30,136

     Short-term debt consists of $64,000 of current debt obligations assumed as part of the acquisition of InterSAN, Inc., and $1.8 million representing the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $6.6 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and two series of convertible subordinated notes in the aggregate principal amount of $150.0 million due October 15, 2010. The notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Annual interest payments on the convertible subordinated notes are approximately $9.0 million annually.
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
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.6 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of October 29, 2006.
     Purchase commitments relate to a supply agreement entered into with Honeywell International Inc. in April 2006. This agreement requires us to purchase $2.6 million of products from Honeywell between April 2006 and December 2008.
     On November 1, 2007, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement, although, the bank has waived the SEC filing requirement covenant until the Company is current with its filing requirements. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at October 29, 2006 totaled $12.2 million.
Off-Balance-Sheet Arrangements
     At October 29, 2006 and April 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $ 0 and $237,000 in the three and six months ended October 29, 2006, respectively, and $517,000 and $1.0 million in the three and six months ended October 30, 2005, respectively, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. As of October 29, 2006, the fair market value of this investment included in long-term available-for-sale investments was $8.4 million.
     There has been no material change in our interest rate exposure since April 30, 2006.
Item 4. Controls and Procedures.
Stock Option Grant Practices and Restatement
     As discussed in Note 2 to Notes to the Condensed Consolidated Financial Statements of this report, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” an independent investigation related to our historical stock option granting practices was carried out by the Audit Committee of the Board of Directors during fiscal 2007 and through mid fiscal 2008. As a result of the findings from this investigation, we concluded that we used incorrect measurement dates for financial accounting purposes for a majority of stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between November 11, 1999, the date of our initial public offering, and September 8, 2006, the first grant to occur following changes in the process by which options are granted. Accordingly, in this quarterly report on Form 10-Q for the three and six months ended October 29, 2006, we are restating our condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and six months ended October 30, 2005 and the related condensed consolidated statement of cash flows for the six months ended October 30, 2005.
Evaluation of Disclosure Controls and Procedures
     Attached as exhibits to this report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
     We carried out an evaluation, under the supervision, and with the participation, of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As described below under “Material Weaknesses in Internal Control Over Financial Reporting”, we concluded that we had deficiencies in controls relating to stock option granting and that all individuals involved in the granting of stock options lacked a thorough understanding of relevant accounting rules related to the accounting for stock options. These control deficiencies were determined to be material weaknesses in our internal control over financial reporting. Although we believe that, with the adoption of the new policies and procedures described below, these material weaknesses have been remediated, we were unable to test these controls as of October 29, 2006, and therefore, have determined that our disclosure controls and procedures were not effective as of that date.

Material Weaknesses in Internal Control Over Financial Reporting
     During the course of the investigation into our historical stock option granting practices and related accounting, we reviewed the effectiveness of our internal control over financial reporting, using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, as a result of the conclusions reached in the investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified and reported to our Audit Committee and independent registered public accounting firm the following material weaknesses in our internal control over financial reporting.
     First, prior to and during fiscal 2006, we did not maintain effective controls over the accounting for, and disclosure of, our stock-based compensation expense and did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Note 2 of the notes to our condensed consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Second, the Audit Committee determined that all individuals involved in the process for granting these options lacked a thorough understanding of relevant accounting rules.
Changes in Internal Controls
     In August 2006, prior to the commencement of and not in response to the internal review that led to the investigation by the Audit Committee, the Audit Committee recommended, and the Board adopted, new policies and procedures with regard to grants of equity compensation awards to Board members, officers, and non-officer employees alike. Under these policies and procedures:
•	All stock option grants and other equity awards to executive officers are to be granted by the Compensation Committee .

•	All other awards are generally to be granted by the Compensation Committee, although awards to non-executive officers may be granted by the Board.

•	Except in special circumstances, all awards are to be granted at regular quarterly meetings of the Compensation Committee.

•	Awards are to be approved at meetings of the Compensation Committee or the Board, and not by unanimous written consent.

•	The effective date of each award approved at a regular quarterly meeting will be the later of the third trading day following the public announcement of our financial results for the preceding quarter or the date of the meeting.

•	The key terms of each award are to be communicated to the recipient promptly following the award.
          The revised measures described above provide for training and education in those rules.
     Management determined that the revised option granting procedures and controls that were implemented in August 2006 were effective in enabling the Company to appropriately determine measurement dates and properly account for stock option grants made subsequent to August 2006. The changes represent changes in our internal control over financial reporting that occurred during the quarter ended October 29, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing this quarterly report on Form 10-Q for the quarter ended October 29, 2006 (the “October 10-Q”), our quarterly reports on Form 10-Q for the quarters ended January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and our annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims.
     Nasdaq Determination of Non-compliance
     On December 13, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because we did not timely file the October 10-Q and, therefore, that our common stock was subject to delisting from the Nasdaq Global Select Market. We received similar Staff Determination Notices with respect to our failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff   Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted us additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of our appeal. On October 5, 2007, the Listing Council granted us an exception until December 4, 2007 to file our delinquent periodic reports and restatement. On November 26, 2007, we filed an appeal with the Nasdaq Board of Directors seeking a review of the Listing Council’s decision and a stay of the decision, including the Listing Council’s December 4, 2007 deadline. On November 30, 2007, the Nasdaq Board of Directors agreed to review the Listing Council’s decision and stayed the decision pending further consideration by the Board. We believe that the filing of this report, and the simultaneous filing of the other delinquent reports on Form 10-K and Form 10-Q, will satisfy the conditions of the Listing Council’s decision and that our common stock will continue to be listed on the Nasdaq Global Select Market.
     Securities and Exchange Commission Inquiry
     In November 2006, we informed the staff of the SEC of the voluntary investigation that had been undertaken by the Audit Committee of our Board of Directors. We were subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding our historical stock option grant practices. We are cooperating with the SEC’s review.
     Stock Option Derivative Litigation
     Following our announcement on November 30, 2006 that the Audit Committee of the Board of Directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain of our current or former officers and directors caused us to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for January 11, 2008.
     Trust Indenture Litigation
     On January 4, 2007, we received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for our 2 1/2% Convertible Senior Subordinated Notes due 2010, our 2 1/2% Convertible Subordinated Notes due 2010 and our 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that our failure to timely file the October 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the three indentures between us and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. As previously reported, we had delayed filing the October 10-Q pending the completion of the review of our historical stock option grant practices conducted by the Audit Committee of its Board of Directors.

     We do not believe that we are in default under the terms of the Indentures. We contend that the plain language of each Indenture requires only that we file with the Trustee reports that have actually been filed with the SEC, and that, since the October 10-Q had not yet been filed with the SEC, we were under no obligation to file it with the Trustee.
     In anticipation of the expiration of the 60 day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an “Event of Default” had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, we filed a lawsuit in the Superior Court for the State of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that we are not in default under the three Indentures, based on our position as described above. The Trustee filed an answer to the complaint generally denying all allegations and also filed a notice of removal of the state case to the United States District Court for the Northern District of California. On October 12, 2007, the action was remanded back to state court in which it was commenced because the Trustee’s notice of removal was not timely.
     As expected, on March 16, 2007, we received three additional notices from the Trustee asserting that “Events of Default” under the Indentures had occurred and were continuing based on our failure to cure the alleged default within the 60 day cure period.
     On April 24, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that our failure to timely file the January 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. The notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. We do not believe that we are in default under the terms of the Indentures for the reasons described above.
     On June 21, 2007, we filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting “Events of Default” received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to our delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee filed an answer to the complaint generally denying all allegations and filed a notice of removal to the United States District Court for the Northern District of California. We have filed a motion to remand to state court, which was heard and taken under submission on November 2, 2007.
     On July 9, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that our failure to timely file this Form 10 K report with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. We do not believe that we are in default under the terms of the Indentures for the reasons described above.
     To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in its notices that it reserved the right to exercise all available remedies. As of October 31, 2007, there was $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 (the “‘505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent had been willfully infringed and awarded us damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded us costs of $147,282 associated with the litigation. The Court declined to award us attorney’s fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay us a compulsory ongoing license fee at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in our favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed to us under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion, and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.
     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit.  In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages.  We cross-appealed raising issues related to the denial of our motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid.  The appeals have been consolidated.  The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution.  The parties have filed their respective briefs with the appellate court.  A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying our motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license.  Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief.  On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will issue between March 2008 and November 2008.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against us in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that our ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by us in our lawsuit against DirecTV. Our motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, we filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery is now underway. The parties have been ordered to a mediation and settlement conference on December 13, 2007. A jury trial has been scheduled for March 3, 2008.
     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”) filed an action against us in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of our ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, we filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied our motion on September 25, 2007. We filed our answer and counterclaim on October 10, 2007. No scheduling order has been entered in the case, and discovery has not yet begun.
     XM/Sirius Litigation
     On April 27, 2007, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe our ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the Direct TV appeal and the re-examination of the ‘505 patent described below. The defendants’ motion for a stay was denied. Discovery is now underway. The claim construction hearing has been set for February 6, 2008, and the trial has been set for September 15, 2008.
     Requests for Re-Examination of the ‘505 Patent
          Three requests for re-examination of our ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. On December 11, 2006, the PTO entered an order granting the first request and, on March 21, 2007, the PTO entered an order granting the second request. The third request, filed on August 1, 2007, was partially granted on September 28, 2007. We expect that the PTO will take steps to consolidate these requests into one request for re-examination. Alternately, the PTO may consolidate the first two requests and keep the third separate because it is directed to different claims than the first two requests. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on our position in the DirecTV, EchoStar, Comcast, XM/Sirius lawsuits. Resolution of one or more re-examination requests of the ‘505 Patent is likely to take more than 15 months.
Securities Class Action
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied the plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Subsequently, and consistent with these developments, the Court entered an order, at the request of the plaintiffs and issuers, to deny approval of the settlement, and the plaintiffs filed an amended complaint in an attempt to comply with the decision of the Second Circuit Court of Appeals. The plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. If an amended or modified settlement is not reached, and thereafter approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
Item 1A. Risk Factors
     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.
          The risk factors described below contain several changes from those disclosed in Item 1A of Part I of our annual report on Form 10-K for the fiscal year ended April 30, 2006. Material changes include the addition of risk factors under the following headings:
•	“If we are unsuccessful in pending litigation, our payment obligations under our outstanding convertible subordinated notes could be accelerated”;

•	“We face risks of regulatory actions and inquiries into our historical stock option grant practices and related accounting, which could require significant management time and attention, and that could have a material adverse effect on our business, results of operations and financial condition”; and

•	“We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.”
We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly
     We incurred net losses of $45.4 million, $33.0 million and $117.7 million in our fiscal years ended April 30, 2007, 2006 (as restated) and 2005 (as restated), respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability on a consistent basis.
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
We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% convertible senior subordinated notes due 2010 totaling $100 million, our 2 1/2% convertible subordinated notes due 2010 totaling $50 million, and our 5 1/4% convertible subordinated notes due 2008 totaling $100 million. In addition, the $100 million in principal amount of our 2 1/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.
If we are unsuccessful in pending litigation, our payment obligations under our outstanding convertible subordinated notes could be accelerated
     The Trustee for all of our outstanding convertible subordinated notes has notified us that, in the opinion of the Trustee, we are in default under the indentures governing the respective series of notes as a result of our failure to timely file periodic reports with the Securities and Exchange Commission (the “SEC”). Although neither the Trustee nor the holders of any of the notes have declared the unpaid principal, and accrued interest, on any of the notes to be due and payable, the Trustee has stated in its notices that it reserves the right to exercise all available remedies, which would include acceleration of the notes. We do not believe that we were in default under the terms of the indentures on the basis that the plain language of each indenture requires only that we file with the Trustee reports that have actually been filed with the SEC and that, since the reports in question have not yet been filed with the SEC, we are under no obligation to file them with the Trustee. In anticipation of the assertion by the Trustee or the noteholders that “Events of Default” had occurred, and a potential attempt to accelerate payment on one or more series of the notes, we instituted litigation seeking a judicial declaration that we are not in default under the indentures. Should we be unsuccessful in this litigation, the Trustee or the noteholders could attempt to accelerate payment on one or more series of the notes. As of October 31, 2007, there was $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.
We may not be able to obtain additional capital in the future, and failure to do so may harm our business
     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, unless our payment obligations under our outstanding convertible subordinated notes is accelerated. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding convertible subordinated notes. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.
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
If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components or in the final assembly and test of our transceiver products, we may lose sales and damage our customer relationships
     Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components including all of the short wavelength VCSEL lasers incorporated in transceivers used for LAN/SAN applications at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility located in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply enough lasers or other key components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.
We may lose sales if our suppliers or independent contractors fail to meet our needs
     We currently purchase several key components used in the manufacture of our products from single or limited sources, and we rely on a single independent contract manufacturer to supply us with certain key subassemblies, including printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter additional shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.
     We use rolling forecasts based on anticipated product orders to determine our component and subassembly requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would significantly harm our business.
We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families
     We currently derive substantially all of our revenue from sales of our optical subsystems and components and network test and monitoring systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems and components or our network test and monitoring systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies, as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.
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
We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 40% of our revenues in fiscal 2007. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.
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
Our market is subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance
     The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards with respect to the protocols used in data communications networks. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, we expect the SAN market to begin migrating from 4 Gbps to 8 Gbps product solutions in fiscal 2008 and that our ability to achieve sustained revenue growth in the markets for LAN, MAN and telecom applications will depend to a large extent on our ability to successfully develop and introduce new 10 Gbps transceiver and transponder solutions during this same period. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:
•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented, and others we may implement, to conserve our cash and attempt to achieve and sustain profitability;

•	difficulties in hiring and retaining necessary technical personnel;

•	difficulties in reallocating engineering resources and overcoming resource limitations; and

•	changing market or competitive product requirements.
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
Continued competition in our markets may lead to a reduction in our prices, revenues and market share
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components and network test and monitoring systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, JDS Uniphase, Intel, Opnext, Optium, Sumitomo and a number of smaller vendors. For network test and monitoring systems, we compete primarily with Agilent Technologies and LeCroy. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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
We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks
     In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in China and Singapore and rely on two contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
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
Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military actions in the Middle East
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
•	increased risks related to the operations of our manufacturing facilities in Malaysia;

•	greater risks of disruption in the operations of our China and Singapore facilities and our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.
Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results
     Since October 2000, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.
     Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 12 of our 16 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of stock in any future transactions would dilute our stockholders’ percentage ownership.
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
     Not all of our past acquisitions have been successful. During fiscal 2003, we sold some of the assets acquired in two prior acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.
We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results
     Through fiscal 2007, we recorded minority equity investments in early-stage technology companies, totaling $52.4 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $11.3 million in such investments remaining on our balance sheet as of April 30, 2007 in future periods.
We face risks of regulatory actions and inquiries into our historical stock option grant practices and related accounting, which could require significant management time and attention, and that could have a material adverse effect on our business, results of operations and financial condition
     As a result of our investigation into our historical stock option grant practices and the restatement of our prior financial statements, we may be subject to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions, as described in “Item 3. Legal Proceedings.” We have voluntarily informed the SEC of the results of this investigation, and have been cooperating with, and continue to cooperate with, inquiries from the SEC. We are unable to predict what consequences, if any, that any inquiry by any regulatory agency may have on us. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions, and could divert management’s attention from other business concerns and harm our business.
We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for

January 11, 2008. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, us. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve these and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
We are subject to other pending legal proceedings
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, certain of our current and former officers, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. While the court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. All proceedings in all of the lawsuits have been stayed, and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. There is no assurance that the settlement will be amended or renegotiated to comply with the Second Circuit’s ruling, and then approved. If the settlement is not amended or renegotiated and subsequently approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
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
The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders
     We currently have outstanding 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million, 5 1/4% convertible subordinated notes due 2008 in the principal amount of $100.3 million, and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The 5 1/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The $50 million in principal amount of our 2 1/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $100 million in principal amount of our 2 1/2% senior notes are convertible upon our stock price reaching $4.92 for a period of time, in which case the notes are convertible at a conversion rate of 304.9055 shares of common stock per $1,000 principal amount of notes, with the underlying principal payable in cash. An aggregate of approximately 42,000,000 shares of common stock would be issued upon the conversion all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on September 28, 2006. At the meeting, the following matters were submitted to a vote of our stockholders:
     Election of Directors. The following persons were elected as Class I directors, to hold office for three-year terms:

	Shares Voted
Name	Affirmatively	Votes Withheld
Roger C. Ferguson	282,398,782	4,431,792
Larry D. Mitchell	282,914,493	3,916,081
     Amendment of Restated Certificate of Incorporation. An amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-two and not more than one-for-eight at any time prior to our 2007 annual meeting of stockholders (with the exact ratio to be set at a whole number within such range by our board of directors in its discretion) was approved by a vote of 247,081,733 shares for; 39,173,754 shares against; and 575,087 shares abstaining.
     Ratification of Appointment of Independent Registered Public Accounting Firm. The appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending April 30, 2007 was ratified by a vote of 284,160,872 shares for; 1,958,957 shares against and 710,745 shares abstaining.

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
Dated: December 4, 2007

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