Form 10-Q
period 2007-01-28
FINISAR CORP
filed 2007-12-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 28, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 1389 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)	94-3038428 (I.R.S. Employer Identification No.) 94089 (Zip Code)
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
For the Quarter Ended January 28, 2007

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
EXPLANATORY NOTE
          In this quarterly report on Form 10-Q for the three and nine months ended January 28, 2007, Finisar Corporation is restating its condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and nine months ended January 29, 2006 and the related condensed consolidated statement of cash flows for the nine months ended January 29, 2006 as a result of an investigation commenced by the Audit Committee of our Board of Directors. This restatement is more fully described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements. In our annual report on Form 10-K for the fiscal year ended April 30, 2007, we are restating our consolidated balance sheet as of April 30, 2006 and the related statements of operations, stockholder’s equity, and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth in Item 6 of the Form 10-K report and unaudited quarterly financial information and financial statements for the interim periods of fiscal 2006 and the three months ended July 29, 2007 contained therein.
          The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	to Inventory	Charge	Charge	Charges	Provision	Charge
	(In thousands)
April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	($2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	($596)	$112,072	$1,556	$113,628	($134)	$113,494

          Financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Finisar prior to November 28, 2006 and the related reports of its independent registered public accounting firm, included in the Forms 10-K, and all earnings and press releases and similar communications issued by the Company prior to November 28, 2006 should not be relied upon and are superseded in their entirety by the annual report on Form 10-K for the fiscal year ended April 30, 2007, this quarterly report on Form 10-A and the other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after November 28, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	January 28, 2007	April 30, 2006
	(Unaudited)	As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$62,321	$63,361
Short-term available-for-sale investments	56,274	33,507
Restricted investments, short-term	1,250	3,705
Accounts receivable, net of allowance for doubtful accounts of $1,589 and $2,198 at January 28, 2007 and April 30, 2006	64,068	57,388
Accounts receivable, other	7,117	8,963
Inventories	63,315	53,570
Prepaid expenses	5,166	4,112

Total current assets	259,511	224,606
Long-term available-for-sale investments	25,451	21,918
Property, plant and improvements, net	81,506	82,225
Restricted investments, long-term	—	1,815
Purchased technology, net	10,437	14,972
Other purchased intangible assets, net	2,646	4,184
Goodwill	124,532	124,532
Minority investments	11,250	15,093
Other assets	18,535	17,125

Total assets	$533,868	$506,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,396	$34,221
Accrued compensation	12,593	10,932
Other accrued liabilities	15,459	13,129
Deferred revenue	5,708	5,070
Current portion of other long-term liabilities	2,211	2,333
Convertible notes	50,000	—
Non-cancelable purchase obligations	1,935	1,209

Total current liabilities	120,302	66,894
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $8,407 and $11,975 at January 28, 2007 and April 30, 2006	191,843	238,275
Other long-term liabilities	19,295	21,253
Deferred income taxes	5,546	3,919

Total long-term liabilities	216,684	263,447
Commitments and contingent liabilities:
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 28, 2007 and April 30, 2006	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,631,642 shares issued and outstanding at January 28, 2007 and 305,512,111 shares issued and outstanding at April 30, 2006	308	306
Additional paid-in capital	1,526,833	1,487,464
Deferred stock compensation	—	(3,616)
Accumulated other comprehensive income	8,890	1,698
Accumulated deficit	(1,339,149)	(1,309,723)

Total stockholders’ equity	196,882	176,129

Total liabilities and stockholders’ equity	$533,868	$506,470

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
See accompanying notes

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)
Revenues
Optical subsystems and components	$98,007	$84,199	$293,059	$234,018
Network test and monitoring systems	9,512	9,336	28,892	27,871

Total revenues	107,519	93,535	321,951	261,889
Cost of revenues	66,634	62,311	206,350	183,165
Impairment of acquired developed technology	—	—	—	853
Amortization of acquired developed technology	1,512	4,003	4,536	15,078

Gross profit	39,373	27,221	111,065	62,793
Operating expenses:
Research and development	16,593	12,412	46,988	39,596
Sales and marketing	9,068	8,566	27,341	24,479
General and administrative	8,871	7,113	23,477	22,018
Amortization of purchased intangibles	925	453	1,537	1,382
Restructuring costs	—	—	—	3,064

Total operating expenses	35,457	28,544	99,343	90,539

Income (loss) from operations	3,916	(1,323)	11,722	(27,746)
Interest income	1,668	858	4,322	2,406
Interest expense	(4,071)	(3,838)	(11,892)	(11,755)
Loss on convertible debt exchange	—	—	(31,606)	—
Other income (expense), net	(345)	10,498	(1,155)	9,077

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,168	6,195	(28,609)	(28,018)
Provision for income taxes	772	541	2,030	1,792

Income (loss) before cumulative effect of change in accounting principle	396	5,654	(30,639)	(29,810)
Cumulative effect of change in accounting principle, net of tax	—	—	(1,213)	—

Net income (loss)	$396	$5,654	$(29,426)	$(29,810)

Net income (loss) per share — basic:
Before effect of adoption of change in accounting principle	$0.00	$0.02	$(0.10)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$(0.00)	$—
Net income (loss)	$0.00	$0.02	$(0.10)	$(0.10)
Net income (loss) per share — diluted:
Before effect of adoption of change in accounting principle	$0.00	$0.02	$(0.10)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$(0.00)	$—
Net income (loss)	$0.00	$0.02	$(0.10)	$(0.10)

Shares used in computing net loss per share — basic	308,538	297,265	307,528	286,434
Shares used in computing net loss per share — diluted	324,350	307,681	307,528	286,434

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	January 28,	January 29,
	2007	2006
		As Restated (1)
Operating activities
Net loss	$(29,426)	$(29,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,275	26,020
Stock-based compensation expense	9,424	3,067
Amortization of beneficial conversion feature of convertible notes	3,568	3,379
Amortization of purchased technology and other purchased intangibles	1,537	1,382
Amortization of acquired developed technology	4,536	15,079
Amortization of discount on restricted securities	(78)	(127)
Loss (gain) on sale or retirement of equipment	596	(22)
Share of losses of equity investee	237	1,515
Impairment of intangible assets	—	853
Gain on sale of minority investments	—	(10,967)
Loss on debt exchange	31,606	—
Changes in operating assets and liabilities:
Accounts receivable	(6,764)	(5,539)
Inventories	(8,351)	(13,792)
Other assets	(4,710)	(2,946)
Deferred income taxes	1,632	1,717
Accounts payable	(1,825)	6,934
Accrued compensation	1,661	2,953
Other accrued liabilities	2,038	3,860
Deferred revenue	638	1,888

Net cash provided by operating activities	26,594	5,444

Investing activities
Purchases of property, equipment and improvements	(16,808)	(14,694)
Proceeds from sale of property and equipment	306	735
Sale (purchase) of short-term and long-term investments	(17,772)	10,740
Maturity of restricted securities	4,326	1,875
Proceeds from sale of minority investments	—	10,967
Acquisition of subsidiaries, net of cash assumed	—	(3,131)

Net cash provided by (used in) investing activities	(29,948)	6,492

Financing activities
Repayments of liability related to sale-leaseback of building	(214)	(174)
Proceeds from issuance of notes	—	9,897
Repayments of borrowings	(1,579)	(426)
Proceeds from exercise of stock options and employee stock purchase plan	4,107	3,564

Net cash provided by financing activities	2,314	12,861

Net increase (decrease) in cash and cash equivalents	(1,040)	24,797
Cash and cash equivalents at beginning of period	63,361	29,431

Cash and cash equivalents at end of period	$62,321	$54,228

Supplemental disclosure of cash flow information
Cash paid for interest	$4,892	$4,728
Cash paid for taxes	$429	$(4)

Supplemental schedule of non-cash investing and financing activities
Issuance of common stock upon conversion of promissory notes	$—	$32,653

Issuance of common stock in connection with acquisitions	$—	$8,815

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
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
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of January 28, 2007, and for the three and nine month periods ended January 28, 2007 and January 29, 2006 (as restated), have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 28, 2007 and its operating results and cash flows for the three and nine month periods ended January 28, 2007 and January 29, 2006 (as restated). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2007.
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
     The Company adopted SFAS 123(R) using the modified-prospective-transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s 2007 fiscal year. The Company’s condensed consolidated financial statements as of and for the three and nine months ended January 28, 2007 reflect the impact of SFAS 123(R). In accordance with the modified-prospective-transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended January 28, 2007 was $2.9 million and $9.4 million, respectively, which consisted of stock-based compensation expense related to employee stock options and employee stock purchases. Stock-based compensation expense recognized under APB 25 for the three and nine months ended January 29, 2006, as restated, was $2.5 million and $3.1 million, respectively, which consisted of stock-based compensation related to employee stock options and employee stock purchases. See Notes 2 and 10 for additional information. Upon the adoption of SFAS 123R on May 1, 2006, we recorded a $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.
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
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 28, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted prior to the adoption of SFAS 123(R) was recognized using the Black-Scholes option-pricing model with a graded-vesting multiple-option approach. Compensation expense for all share-based payment awards granted subsequent to adoption of SFAS 123(R) is recognized using the Black-Scholes option-pricing model with a straight-line single-option approach. As stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended January 28, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. Finisar places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 40.6% and 34.7% of total accounts receivable at January 28, 2007 and April 30, 2006, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three and nine months ended January 28, 2007, sales to the top five customers represented 43.6% and 44.4% of total revenues, respectively. During the three and nine months ended January 29, 2006, sales to the top five customers represented 42.5% and 45.2% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at January 28, 2007, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $59.3 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $20,000 and $53,000 in the three and nine months ended January 28, 2007, respectively and $50,000 and $243,000 in the three and nine months ended January 29, 2006, respectively.
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

Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of January 28, 2007 and April 30, 2006, the fair value of the Company’s convertible subordinated debt was approximately $282.4 million and $323.0 million, respectively.
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
Computation of Net Income (Loss) Per Share
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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
		As Restated(1)		As Restated(1)
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$396	$5,654	$(29,426)	$(29,810)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding — total	308,548	297,269	307,538	286,438
Weighted-average shares outstanding — subject to repurchase	(10)	(4)	(10)	(4)

Weighted-average shares outstanding — basic	308,538	297,265	307,528	286,434

Effect of dilutive securities:
Weighted-average shares outstanding — subject to repurchase	10	4	—	—
Weighted-average shares outstanding — employee stock options	15,497	9,772	—	—
Weighted-average shares outstanding — outstanding warrants	305	322	—	—
Weighted-average shares outstanding — convertible notes	—	318	—	—

Weighted-average shares outstanding — diluted	324,350	307,681	307,528	286,434

Basic net income (loss) per share	$0.00	$0.02	$(0.10)	$(0.10)

Diluted net income (loss) per share	$0.00	$0.02	$(0.10)	$(0.10)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	—	—	15,969	3,630
Stock subject to repurchase	—	—	10	4
Conversion of convertible subordinated notes	—	58,647	31,657	58,647
Conversion of convertible notes	—	—	—	318
Warrants assumed in acquisition	40	40	470	681

Potentially dilutive securities	40	58,687	48,106	63,280

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
Comprehensive Loss
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three and nine months ended January 28, 2007 and January 29, 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
		As Restated(1)		As Restated(1)
	(in thousands)
Net income (Loss)	$396	$5,654	$(29,426)	$(29,810)
Foreign currency translation adjustment	2,550	24	2,294	19
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(239)	89	4,901	(103)

Comprehensive loss	$2,707	$5,767	$(22,231)	$(29,894)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	January 28, 2007	April 30, 2006
Net unrealized gains/(losses) on available-for-sale securities	$4,325	$(576)
Cumulative translation adjustment	4,567	2,274

Accumulated other comprehensive income	$8,892	$1,698

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
Restatement of Previously Issued Financial Statements
     In this quarterly report on Form 10-Q for the three and nine months ended January 28, 2007, Finisar Corporation is restating its condensed consolidated balance sheet as of April 30, 2006, the related consolidated statements of operations for the three and nine months ended January 29, 2006, and the related condensed consolidated statement of cash flows for the nine months ended January 29, 2006 as a result of an independent investigation of its historical stock option grants conducted by the Audit Committee of its Board of Directors. In the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007 to be filed with the SEC (the “2007 Form 10-K”), the Company is restating its consolidated balance sheet as of April 30, 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended April 30, 2006 and 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003, as set forth in Item 6 of the 2007 Form 10-K. In addition, the Company is restating its unaudited quarterly financial information and financial statements for the interim periods of 2006 and the three months ended July 30, 2006.
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
     The reasons for the revised measurement dates varied with the particular facts and circumstances of each affected grant. Specifically, in the case of grants which were approved pursuant to the authority delegated to the CEO as the Stock Plan Committee, the Audit Committee found process-related deficiencies. These deficiencies resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes. The grants in this category included performance grants, grants to newly-hired employees and grants to employees hired in connection with acquisitions of other companies by us. The Audit Committee concluded that twelve performance grants either lacked contemporaneous evidence to verify the date selected or, in the case of two grants, were selected retrospectively to capture a more favorable price. The Audit Committee found that 86 grants to newly-hired employees lacked contemporaneous evidence of grant date selection. Additionally, the Audit Committee found that four grants to employees of acquired companies were measured on a date other than that specified in the acquisition agreements. In eight instances, a grant was properly approved on a grant date that was prior to the date the exercise price was set (at a price lower than the grant date) resulting in variable accounting. Finally, a grant to three of our officers, including a grant to our CFO, was erroneously included in a large, broad-based performance grant by the Stock Plan Committee in June 2000. The Audit Committee has not located conclusive evidence that the three officer grants were separately approved by the Board of Directors or the Compensation Committee; however, the Audit Committee considers the option grants to be a valid obligation of the Company.
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
     Therefore, as a result of the investigation, the Company identified a total of $112.7 million in additional pre-tax, non-cash, stock-based compensation charges for the fiscal years 2000 through 2006, prior to the consideration of any amounts related to inventory, and had approximately $3.6 million of deferred stock-based compensation expense to be amortized to compensation expense as of April 30, 2006. On May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $3.6 million at May 1, 2006 has been reclassified to additional paid-in capital.
     With respect to grants that the Company determined had been completed and later modified, the Company applied variable accounting in accordance with APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”).

Summary of Stock-Based Compensation Adjustments
     To reflect this previously unrecognized non-cash expense the Company has recognized additional share-based compensation expense and payroll tax expense, that has the overall effect of increasing the accumulated deficit, common stock and additional paid-in capital. The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	to Inventory	Charge	Charge	Charges	Provision	Charge
			(In thousands)
April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	($2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	($596)	$112,072	$1,556	$113,628	($134)	$113,494

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

	Three Months Ended			Nine Months Ended
	January 29, 2006			January 29, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Statement of Operations Data
Revenues:
Optical subsystems and components	$84,199	—	$84,199	$234,018	—	$234,018
Network test and monitoring systems	9,336	—	9,336	27,871	—	27,871

Total revenues	93,535	—	93,535	261,889	—	261,889
Cost of revenues	61,331	980	62,311	181,820	1,345	183,165
Impairment of acquired developed technology	—	—	—	853	—	853
Amortization of acquired developed technology	4,003	—	4,003	15,078	—	15,078

Gross profit (loss)	28,201	(980)	27,221	64,138	(1,345)	62,793
Operating expenses:
Research and development	11,525	887	12,412	38,687	909	39,596
Sales and marketing	8,119	447	8,566	23,991	488	24,479
General and administrative	6,644	469	7,113	21,421	597	22,018
Amortization of purchased intangibles	453	—	453	1,382	—	1,382
Restructuring costs	—	—	—	3,064	—	3,064

Total operating expenses	26,741	1,803	28,544	88,545	1,994	90,539

Income (loss) from operations	1,460	(2,783)	(1,323)	(24,407)	(3,339)	(27,746)
Interest income	858	—	858	2,406	—	2,406
Interest expense	(3,838)	—	(3,838)	(11,755)	—	(11,755)
Other income (expense), net	10,498	—	10,498	9,077	—	9,077

Income (loss) before income taxes	8,978	(2,783)	6,195	(24,679)	(3,339)	(28,018)
Provision (benefit) from income taxes	675	(134)	541	1,926	(134)	1,792

Net income (loss)	$8,303	$(2,649)	$5,654	$(26,605)	$(3,205)	$(29,810)

Net income (loss) per share:	$0.03	$(0.01)	$0.02	$(0.09)	$(0.01)	$(0.10)
Basic	$0.03	$(0.01)	$0.02	$(0.09)	$(0.01)	$(0.10)
Diluted
Shares used in computing net income (loss) per share:
Basic	297,265	297,265	297,265	286,434	286,434	286,434
Diluted	307,681	307,681	307,681	286,434	286,434	286,434

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

     The following table presents the effects of the restatement adjustments on the Company’s previously reported condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	January 29, 2006
	As Reported	Adjustment	As Restated
Operating activities
Net loss	$(26,605)	$(3,205)	$(29,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,020	—	26,020
Stock-based compensation expense	—	3,067	3,067
Amortization of beneficial conversion feature of convertible notes	3,379	—	3,379
Amortization of purchased technology and other purchased intangibles	1,382	—	1,382
Amortization of acquired developed technology	15,079	—	15,079
Amortization of discount on restricted securities	(127)	—	(127)
Gain on sale or retirement of equipment	(22)	—	(22)
Gain on sale of minority investment	(10,967)	—	(10,967)
Share of losses of equity investee	1,515	—	1,515
Impairment of intangible assets	853	—	853
Changes in operating assets and liabilities:
Accounts receivable	(5,539)	—	(5,539)
Inventories	(13,792)	—	(13,792)
Other assets	(2,946)	—	(2,946)
Deferred income taxes	1,851	(134)	1,717
Accounts payable	6,934	—	6,934
Accrued compensation	2,681	272	2,953
Other accrued liabilities	3,860	—	3,860
Deferred revenue	1,888	—	1,888

Net cash provided by operating activities	5,444	—	5,444

Investing activities
Purchases of property, equipment and improvements	(14,694)	—	(14,694)
Proceeds from sale of property and equipment	735	—	735
Proceeds from sale of minority investment	10,967	—	10,967
Sale (purchase) of short-term and long-term investments	10,740	—	10,740
Maturity of restricted securities	1,875	—	1,875
Acquisition of subsidiaries, net of cash assumed	(1,213)	—	(1,213)
Acquisition of product line assets	(1,918)	—	(1,918)

Net cash provided by investing activities	6,492	—	6,492

Financing activities
Proceeds from issuance of a note	9,897		9,897
Repayments of liability related to sale-leaseback of building	(174)	—	(174)
Repayments of borrowings	(426)	—	(426)
Proceeds from exercise of stock options and employee stock purchase plan	3,564	—	3,564

Net cash provided by financing activities	12,861	—	12,861

Net increase (decrease) in cash and cash equivalents	24,797	—	24,797
Cash and cash equivalents at beginning of period	29,431	—	29,431

Cash and cash equivalents at end of period	$54,228	$—	$54,228

     The following table presents the effect of the related adjustments on the pro forma calculation of the net income and net income per share for the three and nine months ended January 29, 2006, respectively (in thousands, except per share amounts):

	Three Months Ended January 29, 2006			Nine Months Ended January 29, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Net income (loss)	$8,303	$(2,649)	$5,654	$(26,605)	$(3,205)	$(29,810)
Add:
APB 25 stock-based compensation expense, included in net loss, net of tax	—	2,521	2,521	—	3,067	3,067
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(2,701)	(186)	(2,887)	(7,185)	664	(6,521)

Pro forma net income (loss)	$5,602	$(314)	$5,288	$(33,790)	$526	$(33,264)

Basic net income (loss) per share-as reported	$0.03	$(0.01)	$0.02	$(0.09)	$(0.01)	$(0.10)
Diluted net income (loss) per share-as reported	$0.03	$(0.01)	$0.02	$(0.09)	$(0.01)	$(0.10)

Basic net income (loss) per share-pro forma	$0.02	$(0.00)	$0.02	$(0.12)	$0.00	$(0.12)
Diluted net income (loss) per share-as pro forma	$0.02	$(0.00)	$0.02	$(0.12)	$0.00	$(0.12)

Shares used in computing reported and pro forma net loss:
Basic	297,265	297,265	297,265	286,434	286,434	286,434
Diluted	307,681	307,681	307,681	286,434	286,434	286,434
3. Convertible Debt
     The Company’s convertible debt balances as of January 28, 2007 are as follows:

			Due In Fiscal
Description	Amount	Interest Rate	Year
As of January 28, 2007
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

As of April 30, 2006
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	150,000	2.50%	2011

	$250,250

     The Company’s convertible subordinated and senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended
	Total	2008	2009	2010	2011

Convertible notes	$250,250	$—	$100,250	$—	$150,000

     As of January 28, 2007 and April 30, 2006, the fair value of the Company’s convertible subordinated debt was approximately $282.4 million and $323.0 million, respectively.
Convertible Subordinated Notes due 2008
     On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 ¼% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 ¼% per annum on the principal amount, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The notes may be redeemed by the Company for a cash payment of 100.75% of the principal amount together with accrued and unpaid interest.
     Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During the three and nine months ended January 28, 2007, the Company recorded interest expense amortization of $1.2 million and $3.6 million, respectively. During the three and nine months ended January 29, 2006, the Company recorded interest expense amortization of $1.1 million and $3.4 million, respectively.
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
     During fiscal 2004, the Company, in privately negotiated transactions, exchanged and repurchased $24.8 million in aggregate principal amount of its convertible notes due 2008 for 9,926,339 shares of the Company’s common stock and cash in the amount of $1.9 million. In connection with the exchanges and repurchases, the Company recorded additional non-cash interest expense of approximately $10.8 million representing the fair value of the incremental shares issued to induce the exchange and non-cash interest expense of approximately $5.8 million representing the remaining unamortized discount for the beneficial conversion feature related to the convertible notes exchanged and repurchased. In fiscal 2004, $684,000 of unamortized debt issue costs related to the convertible notes exchanged and repurchased was charged to additional paid-in capital, and $54,000 was charged to expense. There were no exchanges and repurchases related to these convertible notes during fiscal 2005, fiscal 2006 or the nine months ended January 28, 2007.
     Unamortized debt issuance costs associated with these notes were $926,000 and $1.3 million at January 28, 2007 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs for the three and nine months ended January 28, 2007 were $136,000 and $407,000, respectively. Amortization of prepaid loan costs for the three and nine months ended January 29, 2006 were $136,000 and $407,000, respectively.
Convertible Subordinated Notes due 2010
     On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 ½ convertible subordinated notes due October 15, 2010. Interest on the notes is 2 ½ per annum, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.
     At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At January 28, 2007 and April 30, 2006, approximately $1.3 million and $5.5 million, respectively, of U.S. government securities remained pledged as security for the note holders.
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
     Unamortized debt issuance costs associated with these notes were $868,000 and $3.1 million at January 28, 2007 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs for the three and nine months ended January 28, 2007 were $59,000 and $410,000, respectively. Amortization of prepaid loan costs for the three and nine months ended January 29, 2006 were $176,000 and $527,000, respectively.
Convertible Senior Subordinated Notes due 2010
     On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 ½% Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2½% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. Interest on the New Notes is 2 ½% per annum, payable semiannually on April 15 and October 15, and the New Notes are convertible, at the option of the holder under certain circumstances, on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.28 per share, which is equal to a rate of approximately 304.9055 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price is subject to adjustment. As noted above, this exchange was treated as the issuance of new debt under EITF 96-19 and 05-07.

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
     Unamortized debt issuance costs associated with the New Notes were $1.8 million and $0 at January 28, 2007 and April 30, 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs for the three and nine months ended January 28, 2007 were $120,000 for each period. The Company did not record any amortization on the New Notes in fiscal 2006.
4. Inventories
     Inventories consist of the following (in thousands):

	January 28, 2007	April 30, 2006
		As Restated(1)
Raw materials	$20,042	$19,133
Work-in-process	24,496	21,479
Finished goods	18,777	12,958

Total inventory	$63,315	$53,570

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.

     During the three and nine months ended January 28, 2007, the Company recorded charges of $3.0 million and $8.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.0 million and $2.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and nine months ended January 29, 2006, the Company recorded charges of $5.4 million and $6.5 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $500,000 and $3.2 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 28, 2007	April 30, 2006

Land	$9,747	$9,747
Buildings	11,184	10,929
Computer equipment	36,666	34,149
Office equipment, furniture and fixtures	3,182	3,182
Machinery and equipment	130,164	118,327
Leasehold improvements	13,517	7,445
Contruction-in-process	484	5,888

Total	204,944	189,667
Accumulated depreciation and amortization	(123,438)	(107,442)

Property, equipment and improvements (net)	$81,506	$82,225

6. Income Taxes
     The Company recorded a provision for income taxes of $772,000 and $2.0 million for the three and nine months, respectively, ended January 28, 2007 compared to $541,000 and $1.8 million for the three and nine months, respectively, ended January 29, 2006. The provision for income tax expense for the three months ended January 28, 2007 and January 29, 2006, respectively, also includes non-cash charges of $544,000 and $675,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of January 28, 2007 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at January 28, 2007 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

7. Purchased Intangible Assets
     The following table reflects intangible assets subject to amortization as of January 28, 2007 and April 30, 2006 (in thousands):

	January 28, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($92,029)	$10,437
Trade name	3,625	(3,138)	487
Customer relationships	3,758	(1,599)	2,159

Total	$109,849	($96,766)	$13,083

	April 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,466	($87,494)	$14,972
Trade name	3,625	(3,056)	569
Customer relationships	5,243	(1,628)	3,615

Total	$111,334	($92,178)	$19,156

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount
2007	$1,443
2008	5,356
2009	3,264
2010	1,594
2011 and beyond	1,426

$13,083

     During the third quarter of fiscal 2007, the Company determined that the remaining intangible assets related to certain customer relationships acquired from InterSAN, Inc. in May 2005 had been impaired and had a fair value of zero. Accordingly, an impairment charge of $619,000 was recorded against the remaining net book value of these assets in the network test and monitoring systems reporting unit during the third quarter of fiscal 2007. The charge is included in amortization of purchased intangibles.

8. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of January 28, 2007 and April 30, 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of January 28, 2007
Debt:
Corporate	$56,706	$5	$(158)	$56,553
Government agency	18,748	4	(40)	18,712
Mortgage-backed	4,593	—	(34)	4,559
Municipal	300	—	(5)	295
Other securities	386	—	—	386

	80,733	9	(237)	80,505

Equity:
Corporate	$3,607	$4,552	$—	$8,159

Total investments	$84,340	$4,561	$(237)	$88,664

Reported as:
Cash equivalents	$6,939	$—	$—	$6,939
Short-term investments	56,408	4	(138)	56,274
Long-term investments	20,993	4,557	(99)	25,451

Total	$84,340	$4,561	$(237)	$88,664

As of April 30, 2006
Debt:
Corporate	$51,925	$1	$(357)	$51,569
Government agency	16,826	—	(160)	16,666
Mortgage-backed	5,125	1	(54)	5,072
Municipal	300	—	(7)	293

Total	$74,176	$2	$(578)	$73,600

Reported as:
Cash equivalents	$18,176	$—	$(1)	$18,175
Short-term investments	33,745	1	(239)	33,507
Long-term investments	22,255	1	(338)	21,918

Total	$74,176	$2	$(578)	$73,600

     The gross realized losses for the three and nine months ended January 28, 2007 and January 29, 2006 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of January 28, 2007 and April 30, 2006 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of January 28, 2007
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
Cost Method Investments
     Included in minority investments at January 28, 2007 and April 30, 2006 are cost method investments of $11.3 million for each period.
Equity Method Investment
     Included in minority investments at January 28, 2007 and April 30, 2006 are $0 and $3.8 million, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. During the three and nine months ended January 28, 2007, the Company recorded expenses of $0 and $237,000, respectively, representing the Company’s share of the loss of the investee. During the three and nine months ended January 29, 2006, the Company recorded expenses of $476,000 and $1.5 million, respectively, representing its share of the loss of the investee. These losses were classified as other expense.
Conversion of Equity Method Investment to Available-for-Sale Securities
     During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115 and recorded an unrealized gain of $11.9 million in accumulated other comprehensive income at July 31, 2006. As of January 28, 2007, the fair market value of this investment included in long-term available-for-sale investments was $8.2 million.
10. Employee Benefit Plans
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 15,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three months ended January 28, 2007, the Company did not issue any shares under this plan. During the nine months ended January 28, 2007, the Company issued 860,025 shares under this plan. For the three and nine months ended January 29, 2006, the Company did not issue any shares under this plan. At January 28, 2007, 10,060,097 shares were available for issuance under the Purchase Plan.
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. As both of January 28, 2007 and January 29, 2006, 3,700 shares were subject to repurchase.
     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
				Weighted-Average
			Weighted-Average	Remaining	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value (1)
				(In years)	($000’s)
Balance at April 30, 2006	20,067,862	41,849,962	$2.34

Increase in authorized shares	15,275,605		—

Options granted	(7,203,062)	7,203,062	$3.49

Options exercised		(2,259,152)	$1.61

Options canceled	1,523,920	(1,523,920)	$2.85

Balance at January 28, 2007	29,664,325	45,269,952	$2.54	6.66	$57,285

(1)	Represents the difference between the exercise price and the value of Finisar common stock at January 26, 2007.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.28 as of January 26, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

     The following table summarizes significant ranges of outstanding and exercisable options as of January 28, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average	Number	Average
Range of	Number	Remaining	Exercise	of Shares	Exercise
Exercise Prices	of Shares	Contractual Life	Price	Exercisable	Price
		(In years)
$0.05 - $1.15	7,394,037	6.65	$1.07	2,999,041	$1.04
$1.18 - $1.50	6,839,905	6.12	1.40	4,047,087	1.46
$1.58 - $1.73	1,680,800	5.44	1.73	1,440,000	1.73
$1.76 - $1.76	4,746,725	7.70	1.76	1,715,525	1.76
$1.77 - $1.80	8,613,489	6.13	1.79	6,810,651	1.80
$1.84 - $3.10	8,845,691	7.78	2.67	2,682,451	2.50
$3.14 - $4.63	4,814,025	6.30	3.80	2,452,125	3.74
$4.64 - $21.71	2,051,980	5.86	11.05	1,142,060	16.00
$22.13 - $22.13	280,300	3.37	22.13	280,300	22.13
$22.50 - $22.50	3,000	3.42	22.50	3,000	22.50

	45,269,952	6.66	$2.54	23,572,240	$2.85

     The weighted-average remaining contractual life of options exercisable is 5.8 years. The total number of in-the-money options exercisable as of January 28, 2007 was 19.9 million.
Valuation and Expense Information under SFAS 123(R)
     On May 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases under its 1999 Employee Stock Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended January 28, 2007 which was reflected in our operating results as follows (in thousands):

	Three Months Ended	Nine Months Ended
	January 28, 2007	January 28, 2007

Cost of revenues	$843	$2,877

Stock-based compensation expense included in cost of revenues	843	2,877

Research and development	965	3,231
Sales and marketing	462	1,497
General and administrative	584	1,820

Stock-based compensation expense included in operating expenses	2,011	6,548

Stock-based compensation expense related to employee stock options and employee stock purchases	2,854	9,425
Tax benefit	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$2,854	$9,425

     As a result of adopting SFAS 123(R), the Company’s net income for the three months ended January 28, 2007 was $2.6 million lower than if the Company had continued to account for stock-based compensation under APB 25. As a result of adopting SFAS 123(R), the Company’s net loss for the nine months ended January 28, 2007, was $7.7 million higher than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted income per share for the three months ended

January 28, 2007 would have improved by $0.01 had the Company continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the nine months ended January 28, 2007 would have improved by $0.03 per share had the Company continued to account for share-based compensation under APB 25.
     The total stock-based compensation capitalized as part of inventory as of January 28, 2007 was $319,000.
     As of January 28, 2007, total compensation cost related to unvested stock options not yet recognized was $16.8 million which is expected to be recognized over the next 26 months on a weighted-average basis.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006

Expected term (in years)	5.24	3.01	0.50	0.5
Volatility	100%	107%	69%	68%
Risk-free interest rate	4.78%	4.38%	4.45%	4.14%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
     The fair value of stock based payments made during the three months ended January 28, 2007 and January 29, 2006, were valued using the Black-Scholes option-pricing model with a volatility factor based on the Company’s historical stock prices.
     The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity is set equal to the expected term.
     The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.
     As stock-based compensation expense recognized in the condensed consolidated statement of operations for the first three quarters of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Pro Forma information Under SFAS 123 for Periods Prior to Fiscal 2007
     The following table summarizes the pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan had the Company applied the fair value recognition provisions of SFAS 123 (in thousands, except share and per share amounts):

	Three Months Ended	Nine Months Ended
	January 29, 2006	January 29, 2006
	(As Restated)	(As Restated)

Net loss	$5,654	$(29,810)
Add:
APB 25 stock-based compensation expense, included in net loss, net of tax	2,521	3,067
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(2,887)	(6,521)

Pro forma net loss	$5,288	$(33,264)

Basic net income (loss) per share-as reported	$0.02	$(0.10)
Diluted net income (loss) per share-as reported	$0.02	$(0.10)

Basic net income (loss) per share-pro forma	$0.02	$(0.12)
Diluted net income (loss) per share-as pro forma	$0.02	$(0.12)

Shares used in computing reported and pro forma net loss:
Basic	297,265	286,434
Diluted	307,681	286,434
     The weighted-average estimated value of employee stock options granted during the three and nine months ended January 29, 2006 was $1.43 and $1.21, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	January 29, 2006	January 29, 2006

Expected term (in years)	2.72	3.01
Volatility	107%	107%
Risk-free interest rate	4.46%	4.38%
Dividend yield	0.00%	0.00%
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
		As Restated(1)		As Restated(1)
Revenues:
Optical subsystems and components	$98,007	$84,199	$293,059	$234,018
Network test and monitoring systems	9,512	9,336	28,892	27,871

Total revenues	$107,519	$93,535	$321,951	$261,889

Depreciation and amortization expense:
Optical subsystems and components	$6,576	$6,721	$19,423	$24,784
Network test and monitoring systems	280	341	852	1,236

Total depreciation and amortization expense	$6,856	$7,062	$20,275	$26,020

Operating income (loss):
Optical subsystems and components	7,886	$1,192	$20,701	$(5,582)
Network test and monitoring systems	(1,533)	1,941	(2,906)	(1,787)

Total operating income (loss)	6,353	3,133	17,795	(7,369)

Unallocated amounts:
Amortization of acquired developed technology	(1,512)	(4,003)	(4,536)	(15,078)
Amortization of purchased intangibles	(925)	(453)	(1,537)	(1,382)
Impairment of acquired developed technology	—	—	—	(853)
Restructuring costs	—	—	—	(3,064)
Loss on debt extinguishment	—	—	(31,606)	—
Interest income (expense), net	(2,403)	(2,980)	(7,570)	(9,349)
Other non-operating income (expense), net	(345)	10,498	(1,155)	9,077

Total unallocated amounts	(5,185)	3,062	(46,404)	(20,649)

Income (loss) before income taxes	$1,168	$6,195	$(28,609)	$(28,018)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     The following is a summary of total assets by segment (in thousands):

	January 28,	April 30,
	2007	2006
		(As Restated)
Optical subsystems and components	$366,263	$350,129
Network test and monitoring systems	74,751	72,422
Other assets	92,854	83,919

	$533,868	$506,470

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended

	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006

Revenues from sales to unaffiliated customers:
United States	$37,084	$54,712	$114,423	$153,269
Rest of the world	70,435	38,823	207,528	108,620

	$107,519	$93,535	$321,951	$261,889

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 28,	April 30,
	2007	2006
Long-lived assets
United States	$220,635	$233,498
Malaysia	25,319	21,649
Rest of the world	2,952	2,984

	$248,906	$258,131

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine Months Ended

	January 28,	January 29,
	2007	2006
Optical subsystems and components	$16,565	$14,564
Network test and monitoring systems	243	130

Total capital expenditures	$16,808	$14,694

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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 28, 2007
Beginning balance at April 30, 2006	$1,767
Additions during the period based upon product sold	1,802
Settlements	(388)
Changes in liability for pre-existing warranties, including expirations	(1,157)

Ending balance at January 28, 2007	$2,024

13. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three and nine months ended January 28, 2007 the Company sold $5.3 million and $9.5 million of its trade receivables to Silicon Valley Bank under the terms of this agreement. During the three and nine months ended January 29, 2006, the Company sold approximately $4.4 million and $15.5 million, respectively, of its trade receivables.
14. Restructuring
     As of January 28, 2007, $948,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006.
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
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505 (the “505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in favor of the Company and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.
     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. The Company cross-appealed raising issues related to the denial of the Company’s motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals have been consolidated. The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution. The parties have filed their respective briefs with the appellate court. A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying the Company’s motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license. Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will be issued between March 2008 and November 2008.
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 28, 2007. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
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
     Future Impact of Certain Stock Option Restatement Items
     Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company presently estimates that it will incur a liability to option holders of approximately $7.0 million, of which approximately $5.7 million will be recognized as additional stock compensation expense in future periods.
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
Restatement of Previously Issued Financial Statements
          In this quarterly report on Form 10-Q for the three and nine months ended January 28, 2007, we are restating our condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and nine months ended January 29, 2006 and the related condensed consolidated statement of cash flows for the nine months ended January 29, 2006, as a result of an independent investigation of our historical stock option grants conducted by our Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Condensed Consolidated Financial Statements. In our annual report on Form 10-K for the fiscal year ended April 30, 2007, we are restating our consolidated balance sheet as of April 30, 2006 and the related statements of operations, stockholder’s equity and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth in Item 6 of the Form 10-K report, and the unaudited quarterly financial information and financial statements for the interim periods of fiscal 2006 and the three months ended July 29, 2006.
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
          The Investigation Team identified 94 “Grant Dates” — dates on which our records show a stock option grant had occurred during the Review Period. Of the 94 Grant Dates, the Investigation Team reviewed 44 “Grant Dates of Interest” based on the size of the grant or some other factor. These 44 Grant Dates reviewed represented 95% of all options granted during the Review Period. The Working Group performed a subsequent review of 100% of the option grants during the Review Period and identified 151 separate stock option granting actions (“Granting Actions”) made on the 95 original Grant Dates (“Grant Dates”) during the Review Period. The Investigation Team noted that none of the past or present members of our Board of Directors, nor our Chief Executive, received any grants during the Review Period on a date for which the measurement date was ultimately revised, except in the case of one grant to two of our Board members where the date of approval of the grant by the Board of Directors differed from the date on which the grant was recorded. In that instance, the exercise price was higher on the date on which the grant was erroneously recorded than on the date the options were approved by the Board of Directors, and, as a result, we did not recognize any additional stock-based compensation expense on this grant.
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
          In addition, we identified modifications to certain stock options related to extended leaves of absence that should have been accounted for by applying modification accounting as required by the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44. This resulted in approximately $5 million of additional stock-based compensation expense, of which $4.9 million is attributable to one leave of absence.
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

     These adjustments for stock-based compensation, shown before any related payroll tax charges, inventory capitalization or income tax effects, are as follows (in thousands):

	Fiscal Years Ended April 30,
	2000	2001	2002	2003 (1)	2004	2005	2006	Total

Stock-based compensation expense resulting from revised measurement dates	$5,416	$27,160	$31,741	$24,441	$8,296	$3,257	$7,303	$107,614
Other — leaves of absence	—	—	39	41	4,791	183	—	5,054

Total	$5,416	$27,160	$31,780	$24,482	$13,087	$3,440	$7,303	$112,668

(1)	Includes the acceleration of $13.1 million in deferred stock-based compensation expense related to our previous option exchange program. See the Section entitled “Option Exchange Program” below for a further discussion of this program.
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
     Details of the Restatement
     We have concluded that of the 151 Granting Actions made on 95 Grant Dates, 105 Granting Actions on 63 Grant Dates require revised measurement dates. The remaining 46 Granting Actions on 32 Grant Dates require no change to the original grant date. The following is a summary of the revised Granting Actions by type of grant:

			Number of Option
	Number of Revised	Percent of Total	Shares With Revised	Percent of Total
Grant Type	Granting Actions	Granting Actions	Measurement Dates	Grants

Acquisition-Related
Assumed Options	—	—	—	—
Target Employees	4	2.6%	3,872,806	3.6%

Total acquisition-related	4	2.6%	3,872,806	3.6%
Director (1)	1	0.7%	60,000	0.1%
Officer	2	1.3%	735,000	0.7%
Performance	12	7.9%	47,215,703	44.1%
New Hire/Promotion	86	57.0%	24,028,510	22.5%
Option Exchange Program	—	0.0%	—	0.0%

Total	105	69.5%	75,912,019	71.0%

(1)	While one properly approved grant to two of our Board members was not recorded properly, it did not result in any incremental stock-based compensation expense.

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
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. In determining stock price volatility, we considered the volume of market activity of freely traded options, and determined there was insufficient market activity to provide a meaningful measure of implied volatility. Therefore, expected volatility for the three and nine months ended January 28, 2007 was based on the historical volatility of our stock price. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 to the condensed consolidated financial statements for a further discussion of stock-based compensation expense.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2007	2006	2007	2006
		As Restated		As Restated(1)

Revenues
Optical subsystems and components	91.2%	90.0%	91.0%	89.4%
Network test and monitoring systems	8.8	10.0	9.0	10.6

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	62.0	66.6	64.1	69.9
Impairment of acquired developed technology	0.0	0.0	0.0	0.3
Amortization of acquired developed technology	1.4	4.3	1.4	5.8

Gross profit	36.6	29.1	34.5	24.0

Operating expenses:
Research and development	15.4	13.3	14.6	15.1
Sales and marketing	8.4	9.2	8.5	9.3
General and administrative	8.3	7.6	7.3	8.4
Amortization of purchased intangibles	0.9	0.4	0.5	0.6
Restructuring costs	0.0	0.0	0.0	1.2

Total operating expenses	33.0	30.5	30.9	34.6
Income (loss) from operations	3.6	(1.4)	3.6	(10.6)
Interest income	1.6	0.9	1.3	0.9
Interest expense	(3.8)	(4.1)	(3.7)	(4.5)
Loss on convertible debt exchange	0.0	0.0	(9.8)	0.0
Other income (expense), net	(0.3)	11.2	(0.3)	3.5

Income (loss) before income taxes and cumulative effect of change in accounting principle	1.1	6.6	(8.9)	(10.7)
Provision for income taxes	0.7	0.6	0.6	0.7

Income (loss) before cumulative effect of change in accounting principle	0.4	6.0	(9.5)	(11.4)
Cumulative effect of change in accounting principle	0.0	0.0	(0.4)	0.0
Net income (loss)	0.4%	6.0%	(9.1)%	(11.4)%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to Condensed Consolidated Financial Statements.
     Revenues. Revenues increased $14.0 million, or 15.0%, to $107.5 million in the quarter ended January 28, 2007 compared to $93.5 million in the quarter ended January 29, 2006. Sales of optical subsystems and components and network test and monitoring systems represented 91.2% and 8.8%, respectively, of total revenues in the quarter ended January 28, 2007, compared to 90.0% and 10.0%, respectively, in the quarter ended January 29, 2006.
     Revenues increased $60.1 million, or 22.9%, to $322.0 million in the nine months ended January 28, 2007 compared to $261.9 million in the nine months ended January 29, 2006. Sales of optical subsystems and components and network test and monitoring systems represented 91.0% and 9.0%, respectively, of total revenues in the nine months ended January 28, 2007, compared to 89.4% and 10.6%, respectively, in the nine months ended January 29, 2006.
     Optical subsystems and components revenues increased $13.9 million, or 16.5%, to $98.0 million in the quarter ended January 28, 2007 compared to $84.2 million in the quarter ended January 29, 2006. The increase was primarily the result of a $5.9 million, or 11.8%, increase in sales of products for short distance LAN/SAN applications and a $7.9 million, or 23.0%, increase in sales of products for longer distance MAN applications. The increase in revenues for LAN/SAN applications reflects the growth in these markets while the increase in revenues for MAN applications reflects our increased market penetration, particularly for products that operate under the SONET/SDH protocol.
     Optical subsystems and components revenues increased $59.0 million, or 25.2%, to $293.1 million in the nine months ended January 28, 2007 compared to $234.0 million in the nine months ended January 29, 2006. The increase was primarily the result of a $39.0 million, or 27.5%, increase in sales of products for short distance LAN/SAN applications and a $20.0 million, or 21.7%, increase in sales of products for longer distance MAN applications. The increase in revenues for LAN/SAN applications reflects the growth in these markets while the increase in revenues for MAN applications reflects our increased market penetration, particularly for products that operate under the SONET/SDH protocol.

     Network test and monitoring systems revenues increased $176,000, or 1.9%, to $9.5 million in the quarter ended January 28, 2007 compared to $9.3 million in the quarter ended January 29, 2006 and increased $1.0 million, or 3.7%, to $28.9 million in the nine months ended January 28, 2007 compared to $27.9 million in the nine months ended January 29, 2006. The increase in revenue was primarily due to new sales of our new SAN Commander Fibre Channel Test System.
     Impairment of Acquired Developed Technology. Impairment of acquired developed technology of $853,000 included in the nine months ended January 29, 2006 was recorded to write-off technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fibre Inc. in May 2001.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $2.5 million, or 62.2%, in the quarter ended January 28, 2007 to $1.5 million compared to $4.0 million in the quarter ended January 29, 2006 and decreased $10.5 million, or 69.9%, in the nine months ended January 28, 2007 to $4.5 million compared to $15.1 million in the nine months ended January 29, 2006. The decrease reflects an impairment charge recorded in the second quarter of fiscal 2006 as well as the roll-off of certain fully amortized assets.
     Gross Profit. Gross profit increased $12.2 million, or 44.6%, to $39.4 million in the quarter ended January 28, 2007 compared to $27.2 million in the quarter ended January 29, 2006. Gross profit as a percentage of total revenue was 36.6% in the quarter ended January 28, 2007 compared to 29.1% in the quarter ended January 29, 2006. We recorded charges of $3.0 million for obsolete and excess inventory in the quarter ended January 28, 2007 and $5.4 million in the quarter ended January 29, 2006. We sold inventory that was written-off in previous periods resulting in a benefit of $1.0 million in the quarter ended January 28, 2007 and $500,000 in the quarter ended January 29, 2006. As a result, we recognized a net charge of $2.0 million in the quarter ended January 28, 2007 compared to $4.9 million in the quarter ended January 29, 2006. Manufacturing overhead includes stock-based compensation charges of $843,000 in the quarter ended January 28, 2007 and $819,000 in the quarter ended January 29, 2006. Excluding the impairment and amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $43.7 million, or 40.7% of revenue, in the quarter ended January 28, 2007 compared to $36.9 million, or 39.5% of revenue in the quarter ended January 29, 2006. The increase in the adjusted gross profit margin was primarily due to the 16.4% increase in revenue driven by increases in unit volume compared to a slight increase in manufacturing overhead spending of 1.4% (excluding non-cash stock-based compensation charges) combined with decreases in material costs.
     Gross profit increased $48.3 million, or 76.9%, to $111.1 million in the nine months ended January 28, 2007 compared to $62.8 million in the nine months ended January 29, 2006. Gross profit as a percentage of total revenue was 34.5% in the nine months ended January 28, 2007 compared to 24.0% in the nine months ended January 29, 2006. We recorded charges of $8.9 million for obsolete and excess inventory in the nine months ended January 28, 2007 and $6.5 million in the nine months ended January 29, 2006. We sold inventory that was written-off in previous periods resulting in a benefit of $2.8 million in the nine months ended January 28, 2007 and $3.2 million in the nine months ended January 29, 2006. As a result, we recognized a net charge of $6.1 million in the nine months ended January 28, 2007 compared to $3.3 million in the nine months ended January 29, 2006. Manufacturing overhead includes stock-based compensation charges of $2.9 million in the nine months ended January 28, 2007 and $1.2 million in the nine months ended January 29, 2006. Excluding the impairment and amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $124.6 million, or 38.7% of revenue, in the nine months ended January 28, 2007 compared to $83.2 million, or 31.8% of revenue in the nine months ended January 29, 2006. The increase in the adjusted gross profit margin was primarily due to the 22.9% increase in revenue driven by increases in unit volume compared to a slight increase in manufacturing overhead spending of 1.0% (excluding non-cash stock-based compensation charges) combined with decreases in material costs.
     Research and Development Expenses. Research and development expenses increased $4.2 million, or 33.7%, to $16.6 million in the quarter ended January 28, 2007 compared to $12.4 million in the quarter ended January 29, 2006. The increase was primarily due to an increase in other employee related expenses of $1.1 million and an increase in project material and new product development scrap of $1.7 million, and project related services of $366,000. The spending increases were to support our revenue growth and new product development efforts. Research and development expenses included stock-based compensation charges of $965,000 in the quarter ended January 29, 2007 and $829,000 in the quarter ended January 29, 2006. Research and development expenses as a percent of revenues increased to 15.4% in the quarter ended January 28, 2007 compared to 13.3% in the quarter ended January 29, 2006.
     Research and development expenses increased $7.4 million, or 18.7%, to $47.0 million in the nine months ended January 28, 2007 compared to $39.6 million in the nine months ended January 29, 2006. The increase was primarily due to an increase in stock-based compensation charges of $2.4 million, an increase in other employee related expenses of $1.8 million and an increase in project material and new product development scrap of $3.5 million. The spending increases were to support our revenue growth new product development efforts. Research and development expenses included stock-based compensation charges of $3.2 million in the nine months ended January 28, 2007 and $844,000 in the nine months ended January 29, 2006. Included in research and development expenses in the nine months ended January 29, 2006 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 14.6% in the nine months ended January 28, 2007 compared to 15.1% in the nine months ended January 29, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses increased $502,000 million, or 5.9%, to $9.1 million in the quarter ended January 28, 2007 compared to $8.6 million in the quarter ended January 29, 2006. The increase was primarily due to increased employee related expenses. Sales and marketing expenses included stock-based compensation charges of $462,000 in the quarter ended January 29, 2007 and $422,000 in the quarter ended January 29, 2006. The increase in sales and marketing expenses was made to support and generate our revenue growth. Sales and marketing expenses as a percent of revenues decreased to 8.4% in the quarter ended January 28, 2007 compared to 9.2% in the quarter ended January 29, 2006.
     Sales and marketing expenses increased $2.9 million, or 11.7%, to $27.3 million in the nine months ended January 28, 2007 compared to $24.5 million in the nine months ended January 29, 2006. The increase was primarily due to increased stock-based compensation charges of $1.0 million and other employee related expenses of $1.6 million. The increase in sales and marketing expenses was made to support and generate our revenue growth. Sales and marketing expenses as a percent of revenues decreased to 8.4% in the nine months ended January 28, 2007 compared to 9.2% in the nine months ended January 29, 2006.
     General and Administrative Expenses. General and administrative expenses increased $1.8 million or 24.7%, to $8.9 million in the quarter ended January 28, 2007 compared to $7.1 million in the quarter ended January 29, 2006. The increase was primarily due to professional service fees $1.4 million associated with our stock option investigation. General and administration expenses included stock-based compensation charges of $584,000 in the quarter ended January 28, 2007 and $451,000 in the quarter ended January 29, 2006. General and administrative expenses as a percent of revenues increased to 8.3% in the quarter ended January 28, 2007 compared to 7.6% in the quarter ended January 29, 2006.
     General and administrative expenses increased $1.5 million, or 6.6%, to $23.5 million in the nine months ended January 28, 2007 compared to $22.0 million in the nine months ended January 29, 2006. The increase was primarily due to professional service fees $1.4 million associated with our stock option investigation, and an increase in stock-based compensation charges of $1.2 million, offset by a $1.0 million decrease in our non-cash reserve for uncollectible accounts receivable. General and administration expenses included stock-based compensation charges of $1.8 million in the nine months ended January 28, 2007 and $579,000 in the nine months ended January 29, 2006. General and administrative expenses as a percent of revenues decreased to 7.3% in the nine months ended January 28, 2007 compared to 8.4% in the nine months ended January 29, 2006.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $472,000, or 104.2%, to $925,000 in the quarter ended January 28, 2007 compared to $453,000 in the quarter ended January 29, 2006 and increased $155,000, or 11.2%, to $1.5 million in the nine months ended January 28, 2007 compared to $1.4 million in the nine months ended January 29, 2006. The increases were due to the write-off of $619,000, representing the remaining value of certain customer relationships acquired in the May 2005 acquisition of InterSan, Inc., partially offset by the full amortization of assets acquired in the fiscal 2001 acquisitions of Shomiti Systems, Inc. and Medusa Technologies, Inc.
     Restructuring Costs. During the quarter ended October 30, 2005, we completed the consolidation of our Northern California facilities. The restructuring charges include the remaining value of non-cancellable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000.
     Interest Income. Interest income increased $810,000, or 94.4%, to $1.7 million in the quarter ended January 28, 2007 compared to $858,000 in the quarter ended January 29, 2006 and increased $1.9 million, or 79.6%, to $4.3 million in the nine months ended January 28, 2007 compared to $2.4 million in the nine months ended January 28, 2006. The increase was due to increased investment balances and higher interest rates.
     Interest Expense. Interest expense increased $233,000, or 6.1%, to $4.1 million in the quarter ended January 28, 2007 compared to $3.8 million in the quarter ended January 29, 2006. Of total interest expense included in each of the quarters, $2.9 million and $2.7 million was related to our convertible subordinated notes due in 2008 and 2010 and $1.2 million, and $1.1 million represented a non-cash charge to amortize the beneficial conversion feature of the 2008 notes.
     Interest expense increased $137,000, or 1.2%, to $11.9 million in the nine months ended January 28, 2007 compared to $11.8 million in the nine months ended January 29, 2006. Of total interest expense included in each of the two nine month periods, $8.3 million and $8.4 million was related to our convertible subordinated notes due in 2008 and 2010, and $3.6 million and $3.4 million represented a non-cash charge to amortize the beneficial conversion feature of the 2008 notes.

     Loss on Convertible Debt Exchange. On October 6, 2006, we exchanged $100 million of our 2 1/2% convertible subordinated notes due in 2010 for $100 million of new 2 1/2% convertible senior subordinated notes also due in 2010. Among other features, the new notes eliminated a put option that would have allowed the holders to require the redemption of the notes on October 15, 2007 for cash or shares of our common stock. As a result of the exchange, we recorded a non-cash charge for the extinguishment of the original notes of $31.6 million in the nine months ended January 28, 2007.
     Other Income (Expense), Net. Other expense was $345,000 in the quarter ended January 28, 2007 compared to an gain of $10.5 million in the quarter ended January 29, 2006 and was $1.2 million in the nine months ended January 28, 2007, compared to a gain of $9.1 million in the nine months ended January 29, 2006. Other expense in fiscal 2007 primarily consisted of amortization of subordinated loan costs. Other income in fiscal 2006 includes a gain on the sale of a minority investment of $11.0 million, offset by a $1.0 million loss on the sale of equipment as well as amortization of subordinated loan costs and our proportional share of losses associated with a minority investment. During the first quarter of fiscal 2007, our ownership percentage in an equity method investee decreased below 20%. As a result we have classified this investment as available-for-sale securities in accordance with SFAS 115 and ceased recording any proportional equity losses in this investment.
     Provision for Income Taxes. We recorded income tax provisions of $772,000 and $541,000, respectively, for the quarters ended January 28, 2007 and January 29, 2006 and $2.0 million and $1.8 million, respectively, for the nine month periods ended January 28, 2007 and January 29, 2006. The income tax provision for the three and nine months ended January 2007 and 2006 is primarily the result of recording a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either the three or nine month periods ended January 2007 or 2006. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
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
Liquidity and Capital Resources
     At January 28, 2007, cash, cash equivalents and short-term and long-term available-for-sale investments were $144.0 million compared to $118.8 million at April 30, 2006. Of this amount at January 28, 2007, long-term available-for-sale investments totaled $25.5 million of which $17.3 million was related to debt securities which were readily saleable and $8.1 million was related to the conversion of an equity method investment to available-for-sale. There are market restrictions on our ability to sell the security underlying this investment. At January 28, 2007, total short and long term debt was $249.8 million, compared to $247.8 million at April 30, 2006.
     Net cash provided by operating activities totaled $26.6 million in the nine months ended January 28, 2007, compared to $5.4 million in the nine months ended January 29, 2006. Cash provided by operating activities for the nine months ended January 28, 2007 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $40.4 million, offset by $13.8 million in additional working capital which was primarily related to an increase in accounts receivable and inventory. The cash provided by operating activities for the nine months ended January 29, 2006 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $10.4 million, offset by $4.9 million in additional working capital which was primarily related to increases in accounts receivable and inventory, offset by a decrease in other assets and increases in accounts payable and accrued compensation.
     Net cash used in investing activities totaled $29.9 million in the nine months ended January 28, 2007 compared to cash provided by investing activities of $6.5 million in the nine months ended January 29, 2006. Cash used for investing activities in the nine months ended January 28, 2007 was primarily related equipment purchases to support production expansion and the purchase of investments. Cash provided by investing activities in the nine months ended January 28, 2007 was primarily related to the sale of investments and proceeds from the sale of a minority investment, offset by equipment purchases to support production expansion, the acquisition of InterSan Inc., and the purchase of the assets of Big Bear Networks.
     Net cash provided by financing activities totaled $2.3 million in the nine months ended January 28, 2007 compared to $12.9 million in the nine months ended January 29, 2006. Cash provided by financing activities in nine months ended January 28, 2007 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan partially offset by repayments on borrowings. Cash provided by financing activities in nine months ended January 29, 2006 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan and proceeds from borrowings. In December 2005, we entered into a note and security agreement with a financial institution. Under this agreement, we borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal installments beginning in January 2006 and is secured by certain property and equipment and a standby letter of credit issued by our bank under our letter of credit agreement.
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
Contractual Obligations and Commercial Commitments
     At January 28, 2007, we had contractual obligations of $333.9 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,869	$1,869	$—	$—	$—
Long-term debt	6,123		4,085	2,038
Convertible debt	250,250	50,000	100,250	100,000
Interest on debt	22,752	4,927	14,014	3,811
Lease commitment under sale-leaseback agreement	46,240	3,079	6,368	6,657	30,136
Operating leases	4,699	2,069	2,066	564	—
Purchase obligations	1,935	1,935	—	—	—

Total contractual obligations	$333,868	$63,879	$126,783	$113,070	$30,136

     Short-term debt consists of $1.9 million representing the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $6.1 million.
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
     The lease commitment under sale-leaseback agreement includes the principal amount of $12.1 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $1.9 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of January 28, 2007.
     On November 1, 2007, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement, although, the bank has waived the SEC filing requirement covenant until the Company is current with its filing requirements. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at January 28, 2007 totaled $12.2 million.

Off-Balance-Sheet Arrangements
     At January 28, 2007 and April 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $0 and $237,000 in the three and nine months ended January 28, 2007, respectively, and $476,000 and $1.5 million in the three and nine months ended January 29, 2006, respectively, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. As of January 28, 2007, the fair market value of this investment included in long-term available-for-sale investments was $8.2 million.
     There has been no material change in our interest rate exposure since April 30, 2006.
Item 4. Controls and Procedures.
Stock Option Grant Practices and Restatement
     As discussed in Note 2 to Notes to the Condensed Consolidated Financial Statements of this report, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” an independent investigation related to our historical stock option granting practices was carried out by the Audit Committee of the Board of Directors during fiscal 2007 and through mid fiscal 2008. As a result of the findings from this investigation, we concluded that we used incorrect measurement dates for financial accounting purposes for a majority of stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between November 11, 1999, the date of our initial public offering, and September 8, 2006, the first grant to occur following changes in the process by which options are granted. Accordingly, in this quarterly report on Form 10-Q for the three and nine months ended January 28, 2007, we are restating our condensed consolidated balance sheet as of April 30, 2006, the related condensed consolidated statements of operations for the three and nine months ended January 29, 2006 and the related condensed consolidated statement of cash flows for the nine months ended January 29, 2006.
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
     We carried out an evaluation, under the supervision, and with the participation, of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As described below under “Material Weaknesses in Internal Control Over Financial Reporting”, we concluded that we had deficiencies in controls relating to stock option granting and that all individuals involved in the granting of stock options lacked a thorough understanding of relevant accounting rules related to the accounting for stock options. These control deficiencies were determined to be material weaknesses in our internal control over financial reporting. Although we believe that, with the adoption of the new policies and procedures described below, these material weaknesses have been remediated, we were unable to test these controls as of January 28, 2007, and therefore, have determined that our disclosure controls and procedures were not effective as of that date.

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
Changes in Internal Controls
     In August, 2006, prior to the commencement of and not in response to the internal review that led to the investigation by the Audit Committee, the Audit Committee recommended, and the Board adopted, new policies and procedures with regard to grants of equity compensation awards to Board members, officers, and non-officer employees alike. Under these policies and procedures:
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
     Management determined that the revised option granting procedures and controls that were implemented in August 2006 were effective in enabling the Company to appropriately determine measurement dates and properly account for stock option grants made subsequent to August 2006. The changes represent changes in our internal control over financial reporting that occurred during the quarter ended January 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing this quarterly report on Form 10-Q for the quarter ended January 28, 2007 (the “January 10-Q”), our quarterly report on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”) and July 29, 2007 (the “July 10-Q”) and our annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims.
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
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 (the “505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent had been willfully infringed and awarded us damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded us costs of $147,282 associated with the litigation. The Court declined to award us attorney’s fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay us a compulsory ongoing license fee at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in our favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed to us under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion, and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.
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