Form 10-K
period 2007-04-30
FINISAR CORP
filed 2007-12-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-27999
(Commission File No.)
Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3038428 (I.R.S. Employer Identification No.)
1389 Moffett Park Drive Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)

Registrant’s telephone number, including area code:
408-548-1000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

As of October 29, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,059,903,914, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 27, 2006 of $3.72 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2007, there were 308,634,829 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2007

i

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

EXPLANATORY NOTE

In this Annual Report on Form 10-K for the fiscal year ended April 30, 2007, Finisar Corporation is restating its consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth in Item 6 of this report as a result of information developed through an independent investigation of our historical stock option grants conducted by the Audit Committee of our Board of Directors. On a voluntary basis, we are also including restated consolidated statement of operations and consolidated balance sheet data for the fiscal years ended April 30, 2002, April 30, 2001, and April 30, 2000 in Item 6. This restatement is more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements. In addition, we are restating our unaudited quarterly financial information and unaudited consolidated financial statements for the interim periods of fiscal 2006 and the first quarter of fiscal 2007 in Note 27, “Quarterly Financial Data (Unaudited),” of the Notes to the Consolidated Financial Statements. Our consolidated statement of operations for the fiscal year ended April 30, 2007 has not been restated, and the restatement had no impact on our previously reported revenues for any fiscal period or on our previously reported cash position as of the end of any fiscal period.

The table below reflects the impact, by year, of the restatement:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized to	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	Inventory	Charge	Charge	Charges	Provision	Charge
			(In thousands)

April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	$(2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	$(596)	$112,072	$1,556	$113,628	$(134)	$113,494

Financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Finisar prior to November 28, 2006 and the related reports of its independent registered public accounting firm, included in the Forms 10-K, and all earnings and press releases and similar communications issued by the Company prior to November 28, 2006 should not be relied upon and are superseded in their entirety by this report and other reports on Forms 10-Q and Forms 8-K filed by the Company with the Securities and Exchange Commission on or after November 28, 2006.

PART I

Item 1.	Business

Overview

We are a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei and Qlogic.

We also provide network performance test and monitoring systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, and Qlogic for testing and validating equipment designs and, to a lesser degree, to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is (408) 548-1000.

Industry Background and Markets

Optical Subsystems and Components

Industry Background

Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the amount of data or bandwidth to be transmitted, expressed as gigabits per second, or Gbps, and the distance involved. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals in excess of 60 miles without further processing. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. At speeds of more than 1 Gbps, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, even at 1Gbps, the need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has required enterprises and service providers to use fiber optic technology to transmit data at higher speeds over greater distances and to expand the capacity, or bandwidth, of their networks.

A LAN typically consists of a group of computers and other devices that share the resources of one or more processors or servers within a small geographic area and are connected through the use of hubs (used for broadcasting data within a LAN), switches (used for sending data to a specific destination in a LAN) and routers (used as gateways to route data packets between two or more LANs or other large networks). In order to switch or route optical signals to their ultimate destination, they must first be converted to electrical signals which can be processed by the switch, router or other networking equipment and then retransmitted as an optical signal to the next switching point or ending destination. As a result, data networking equipment typically contains multiple connection points, or ports, in which various types of transceivers or transponders are used to transmit and receive signals to and from other networking equipment over various distances using a variety of networking protocols.

LANs typically use the Ethernet protocol to transport data packets across the network at distances of up to 500 meters at speeds of 1 to 10 Gbps. Because most residential and business subscriber traffic begins and ends over Ethernet, it has become the de facto standard user interface for connecting to the public network. And, while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data. In response to continually increasing bandwidth and performance requirements, the Gigabit Ethernet standard, which allows LANs to operate at 1 Gbps, was introduced in 1998. A 10 Gbps version of Ethernet, or 10GigE, was introduced in 2002. A version based on the Synchronous Optical Network, or SONET, and the Synchronous Digital Hierarchy, or SDH, communications standards capable of transmitting at 10 Gbps, OC-192, became available at approximately the same time. While early 10 Gbps applications were focused on aggregating longer distance applications, more recently, demand has emerged for 10GigE-based systems that can transport data up to 300 meters over multimode fiber typically installed in most commercial buildings.

A SAN is a high-speed subnetwork imbedded within a LAN where critical data stored on devices such as disk arrays, optical disks and tape backup devices is made available to all servers on the LAN thereby freeing the network servers to deliver business applications, increasing network capacity and improving response time. SANs were originally developed using the Fibre Channel protocol designed for storing and retrieving large blocks of data. A SAN based on the Fibre Channel protocol typically incorporates the use of file servers containing host-bus adapters, or HBAs, for accessing multiple storage devices through one or more switches, thereby creating multiple paths to that storage. The Fibre Channel interconnect protocol, operating at 1 Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of copper-based storage solutions using the Small Computer Interface, or SCSI, interface protocol while maintaining backward compatibility with the installed base of SCSI-based storage systems. The original Fibre Channel specifications also included the capability for data transmission at 2, 4, 8 and 10 Gbps. Since its introduction in 2003, small and medium size storage networks have been developed based on the Internet Small Computer System Interface protocol, or iSCSI. Other solutions designed to reduce the cost of storage networks allow for the direct attachment of storage systems to the network without requiring a host, also known as Network Attached Storage, or NAS.

Due to the cost effectiveness of the optical technologies involved, transceivers for both LANs and SANs have been developed using vertical cavity surface emitting lasers, or VCSELs, to transmit and receive signals at the 850 nanometer, or nm, wavelength over relatively short distances through multi-mode fiber. Most LANs and SANs operating today at 1, 2 and 4 Gbps over distances of up to 70 meters, incorporate this VCSEL technology. The same technology has recently been employed to build LANs and iSCSI-based SANs operating at 10 Gbps and, beginning in 2008, will be used to build Fibre Channel-based SANs operating at 8 Gbps.

A MAN is a regional data network typically covering an area of up to 50 kilometers in diameter that allows the sharing of computing resources on a regional basis within a town or city. The portion of a MAN that connects a LAN or SAN to a public data network is frequently referred to as the First Mile. MANs typically use the SONET and SDH communications standards to encapsulate data to be transmitted over fiber optic cable due to the widespread use of this standard in legacy telecommunication networks. However, MANs can also be built using the Ethernet standard, also known as Metro Ethernet, which can typically result in savings to the network operator in terms of network infrastructure and operating costs.

A wide area network, or WAN, is a geographically dispersed data communications network that typically includes the use of a public shared user network such as the telephone system, although a WAN can also be built using leased lines or satellites. Similar to MANs, a terrestrial WAN uses the SONET/SDH communications standard to transmit information over longer distances due to its use in legacy telecommunication networks.

Transceivers and transponders used in building MANs and WANs typically require the use of Fabry Perot, or FP, distributed feedback, or DFB, and externally modulated lasers operating at wavelengths of 1310nm or 1550nm in order to send signals longer distances through single mode fiber.

Addressable Markets

According to industry analyst Lightcounting Inc., total sales of transceiver and transponder products in 2006 were approximately $1.8 billion. Of this total, approximately $500 million represented sales of transceivers used for LAN and SAN applications incorporating optical technologies to generate and receive signals up to 500 meters, approximately $385 million represented sales of transceivers for longer distance MANs using the Ethernet and Fibre Channel protocols and approximately $615 million represented sales of transceivers and transponders used in building MANs that are compliant with the SONET/SDH protocol. Approximately $300 million was related to products used in building fiber-to-the-home/curb networks and parallel optics applications such as backplanes for switches and routers.

According to Lightcounting, the market for transceivers and transponders operating at 10 to 40 Gbps represented approximately $500 million in 2006. Of this total market, approximately $90 million was for short distance LAN applications, $100 million was for longer distance MANs using the Ethernet protocol, and $310 million represented sales of transceivers and transponders for SONET/SDH networks. We believe that the market for these higher speed products will grow faster than other segments of the transceiver and transponder market in order to address the increasing bandwidth and storage demands required by future networks.

Our future revenue potential for optical products will ultimately depend on the growth, or lack thereof, in our underlying markets, the extent to which we are able to offer new products, particularly for higher-speed applications, which will expand our addressable market, the willingness of customers to devote resources to qualifying these new products, our market share and average selling prices.

Additional markets exist for optical products designed primarily for longer distance WAN applications such as laser and detector modules, dispersion compensators, channel monitors,, optical amplifiers, reconfigurable optical add-drop multiplexers, or ROADMs, and line card applications for very long-haul transmission. Additional opportunities may exist for the application of our underlying optical technologies to non-communications markets. We may decide to enter one or more of these markets in the future.

Demand for Optical Subsystems and Components Used in LANs and SANs

The demand for optical subsystems and components used in building LANs and SANs are driven primarily by spending within the business enterprise. That demand is heavily influenced by the growth in information generated by a business enterprise which must be stored and retrieved in a timely manner and made available to users located over a wide geographic area. With the evolution of the internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the primary cost of a typical information technology department. According to a recent study by industry analyst IDC, the total amount of external and internal disk storage will grow 57% per year between 2006 and 2011.

To handle this growth in storage, SANs capable of transmitting at 2 Gbps began being deployed in 2001 while SANs operating at 4 Gbps became the dominant SAN solution in 2006. Equipment providers have begun developing solutions operating at 8 Gbps although we believe the widespread use of transceivers operating at these higher speeds will not begin until 2008. Industry analyst Gartner Group estimates that Fibre Channel SAN storage will grow 44% per year through 2011 but will decline from approximately 60% of total networked storage to less than 30% by 2011. With the introduction of lower cost 10 Gbps transceivers, industry analysts believe that, over time, iSCSI and NAS-based solutions may become more popular than Fibre Cannel SANs due to their lower cost and ease of installation and administration.

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

The future demand for equipment used to build SANs and the optical products to connect them will be influenced by a number of factors including:

•	the need to connect increasing numbers of storage devices and servers to a growing number of users;

•	the need to provide switched access to multiple storage systems simultaneously;

•	the increasingly mission-critical nature of stored data and the need for rapid access to this data;

•	the increase in bandwidth needed to store and retrieve larger files containing graphics and video content;

•	the expense and complexity associated with managing increasingly large amounts of data storage;

•	the increasing cost of downtime and the growing importance of disaster recovery capabilities;

•	the limitations of copper wiring in terms of speed versus distance;

•	the migration of smaller discrete SAN islands to single integrated SANs;

•	an increase in demand for higher bandwidth solutions as larger SANs serve a greater number of users across longer distances;

•	an increase in the number of IP-based SANs deployed by small and medium sized businesses due to the lower cost and complexity associated with using the iSCSI or the emerging FCoE protocol in conjunction with networking equipment capable of operating at 10Gbps; and

•	the growing popularity of blade servers and file virtualization which is expected to slow growth in the number of optical ports while accelerating demand for transceivers capable of transmitting and receiving signals at higher speeds.

Demand for Optical Subsystems Used in Metropolitan Area Networks

The demand for products used to build Metropolitan Area Networks is driven primarily by service providers as they seek to upgrade or build new networks to handle the growth in the bandwidth demands of business and residential users. These users now have extensive gigabyte per second transmission capacity in their buildings and local networks to connect to the public network. This has resulted in new “choke” points in today’s network infrastructure: in the “First Mile” or “local loop” for network access and in MANs themselves, where islands of data are connected by a “copper straw” reducing transmission rates to megabits per second or slower over a combination of twisted pair copper wire, T-1 lines, frame relay and wireless links. These choke points are being eliminated with the deployment of equipment using Gigabit Ethernet and 10GigE transceivers and transponders. Since the 10GigE standard was ratified in June 2002, a number of optical products have been introduced for this protocol. These devices include transceivers packaged in various physical form factors, such as Xenpak, XPAK and X2, all of which use a parallel data transmission method known as XAUI. These products have historically focused on the use of 10GigE links for aggregating data traffic for MAN applications.

Another solution, known as XFP, supports 10GigE directly through a high-speed serial interface in a smaller physical form factor. The XFP standard combines the advantages of smaller size and lower power requirements with the flexibility to handle data traffic transmitted on 10GigE LANs and Fibre Channel-based SANs, as well as MANs and WANs using equipment supporting the SONET/SDH protocols. We currently offer products based on the XFP and XPAK form factors and are currently seeking to be qualified for products based on the other form factors used for other 10GigE applications.

Demand for all of these products is tied closely to the demand for bandwidth. According to Cisco Systems, the amount of bandwidth usage devoted to transmitting IP traffic will grow at an estimated compound growth rate of 37% per year between 2006 and 2011 resulting in a five-fold increase in bandwidth over this period. And, while business driven internet traffic represented approximately 33% of total IP traffic in 2006, Cisco Systems estimates that it will represent almost 67% of total IP traffic in 2011.

The amount of bandwidth to be added during the next several years and the networks to be built or upgraded to accommodate this growth will be influenced by several trends including:

•	The increasing number of subscribers to wireline and wireless services;

•	The rollout of competitive broadband networks by the telephony companies to offer voice, data, and video services to compete with cable networks; and

•	The increased availability of video-centric services such as video-on-demand, video-telephony/conferencing, video-mail and high definition television, or HDTV.

The proliferation of video-based services is expected to have a significant impact on the amount of additional bandwidth to be required in the future. It is estimated that the amount of data contained in 30 minutes of video transmission is roughly equivalent to one year worth of e-mail traffic generated by the average user. The deployment of high quality video services such as HDTV will have an even greater impact. About 2 Mbps is required to deliver Standard Definition TV while 9 Mbps is required for High Definition TV. Whereas network designers can safely over subscribe bandwidth higher in the network, this cannot be done when allocating bandwidth to a single enterprise establishment, household or local serving area, especially for video service. This means that, in order to receive HDTV video-on-demand service, each household would need a minimum of 20 Mbps since several HDTVs are likely to be in use at the same time.

Standard transceivers allow point-to-point communications over a single wavelength. Multiplexing technologies are being used to supply multi-gigabit bandwidth using transceivers that operate at very specific wavelengths so they can be bundled into systems that supply multiple wavelengths. Systems using coarse wavelength multiplexing, or CWDM, typically use only eight wavelengths, spaced 20 nm apart, while systems using dense wavelength division multiplexing, or DWDM, use up to 64 wavelengths. While offering less capacity than DWDM systems, CWDM systems are also far less complex than DWDM systems that must be cooled and highly controlled, further adding to their cost. We believe that new technologies such as 10GigE used in conjunction with CWDM are likely to be the preferred solution in many MAN applications with DWDM solutions deployed where network congestion is particularly severe. Transponders that utilize tunable lasers in order to minimize the amount of inventory that must be maintained by systems builders to build such networks are expected to become increasingly popular.

Cable networks have historically been able to deploy bandwidth to the end user using a combination of coaxial cable and fiber optic technologies enabling them to offer video-on-demand services as well as to broadcast signals. With the deployment of Voice-Over-Internet Protocol, or VoIP, technology these networks have been able to offer a single point of contact for the end customer for voice, data and video services giving them a distinct competitive advantage over telephony-based networks that have been limited to offering internet access and telephony services only. In response, telephony-based carriers have begun to upgrade their networks in order to be able to offer internet protocol television, or IPTV, services allowing them to provide a competitive bundled service offering. The network architectures being adopted by these carriers vary but are largely referred to as fiber-to-the-home, or FTTH, or fiber-to-the-curb, or FTTC, with FTTX used as a more general term for describing these network architectures based on the deployment of fiber optics closer to the end user in order to be able to increase the amount of bandwidth required to deliver these new services. The buildout of these networks has only recently begun. Nevertheless, we believe that the construction of these next generation networks for MANs will stimulate the use of modular optical transceivers as the technology of choice as equipment designers develop next generation systems.

Demand for Optical Products Used in Wireless Networks

Wireless networks typically use fiber optic transmission to backhaul wireless traffic to the central office for switching. The deployment of next generation wireless networks, or 3G, is also expected to increase demand for connectivity using fiber optic technologies as a result of the increase in the number of subscribers served as well as new video services available to users of mobile devices that require greater bandwidth.

Network Testing and Monitoring Equipment

Industry Background

Customers who use equipment to test and monitor the performance of packet-based networks such as Ethernet LANs and Fibre Channel SANs include original equipment manufacturers, or OEMs, who require extensive testing in the development of their products to ensure system performance and reliability, and operators of data centers who require their networks to be tested or monitored on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades. Manufacturers of equipment for both LANs and SANs typically focus on the design and development of their own products and turn to specialized independent suppliers for state-of-the-art test equipment in order to accelerate the time required to develop new products. These products consist of protocol analyzers, data generators, bit-error rate testers and load testers, for Ethernet as well as a wide array of storage-related protocols including Fibre Channel, iSCSI, SAS/SATA, PCIExpress, the Consumer Electronics ATA protocol, or CE-ATA and the emerging Fiber Channel Over Ethernet protocol, or FCoE. Industry analyst Dell O’ro estimates that Fibre Channel-based equipment currently represents approximately 60% of the total sales of these products while iSCSI-based equipment represents approximately 30%. Most Fibre Channel equipment being sold today is designed to operate at 4 Gbps transmission rates, but new products operating at 8 Gbps became available at the end of fiscal 2007. Testing solutions for the SAS-SATA protocol used in the disk drive industry are expected to migrate from 3 Gbps to 6 Gbps during 2007.

Addressable Markets

According to industry analyst Frost and Sullivan, the market for testing and monitoring products sold primarily to developers of equipment for LANs and SANs in 2006 totaled approximately $122 million, of which approximately $78 million was related to equipment sales to developers of equipment for SANs and $44 million was for LANs. This market is focused on the analysis of the data packets transmitted in these networks.

Because of our early work in developing the Fibre Channel standard in 1995, we have generally invested more heavily in equipment used in the development of SANs. Our revenues totaled $39 million in calendar 2006, but we do not yet have products which address all aspects of these markets. We are targeting to offer a generator/load tester for Fibre Channel applications and a protocol analyzer and data generator for SAS/SATA applications during fiscal 2008. Our entry into the 6 Gbps SAS/SATA market will be tied to the finalization of specifications for that protocol which are not expected until the middle of 2008.

The market for the sale of equipment and installation services to data centers for monitoring their LANs, SANs and WANs is substantially larger than the market for selling test equipment to developers of networking equipment but also requires a much larger investment in sales and marketing. For example, according to a report from industry analyst Frost and Sullivan, the end user market for such equipment for LANs and WANs totaled approximately $174 million in 2006 while the market for monitoring SANs is considerably smaller with the market fragmented among various manufacturers of SAN networking equipment who offer some monitoring capabilities. While we offer a product called THG to monitor Ethernet LANs, we have not made a substantial investment in that product, focusing instead on equipment for various storage protocols. In addition, while we have developed a product for monitoring end user SANs called Netwisdom, we have not sold a substantial number of systems to date due to the difficulties of penetrating that end user market with a sales channel that is largely geared toward selling to manufacturers. We have recently entered into agreements with certain OEMs who sell test equipment to end users to increase sales of this product.

Additional markets exist for testing and monitoring equipment which analyzes the characteristics of optical signals used to carry data packets over LANs, SANs and WANs. We do not currently offer products for these applications although these markets are considerably larger than the market for data packet testing and analysis.

Our future revenue potential for testing and monitoring products will ultimately depend on the growth, or lack thereof, in our underlying markets, the extent to which we are able to offer new products, particularly for new protocols which will expand our addressable market, new products which will operate at higher data transmission speeds, our market share and average selling prices.

Demand for High-Speed Data Communication Test and Monitoring Systems

The market for testing equipment for LANS and SANs used by developers and manufacturers is expected to increase due to higher transmission speeds offset in part by a decrease in the demand for lower speed legacy products.

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

The market for Fibre Channel-based test solutions required by OEMs to develop their storage networking solutions will begin to migrate from 4 Gbps solutions to 8 Gbps solutions in 2007. However, with the availability of lower cost 10 Gbps transceivers, testing solutions based on iSCSI and NAS will become increasingly important in the future. Major inroads have been made by these protocols into the SAN market. Gigabit Ethernet iSCSI is easier to manage in terms of network connectivity and, in terms of performance, a SAS 3 Gbps disk drive is three times as fast as a 4 Gbps Fibre Channel disk drive. Certain disk drive manufacturers have announced they will not offer a 8 Gbps Fibre Channel drive in the future and will only offer a 6 Gbps SAS solution. While Fibre Channel will continue to remain the most robust solution for large SANs, we believe that the demand for testing iSCSI and SAS/SATA product solutions may increase at the expense of Fibre Channel in the future.

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

Business Strategy

We have become a leading supplier of optical products to manufacturers of LAN and SAN networking equipment due in part to our early work in the development of the Fibre Channel standard in the mid-1990s as well as our pioneering work in developing transceivers using VCSEL technology. As part of our business strategy, we continue to actively serve on various standards committees in helping to influence the use of new cost-effective optical technologies.

During the late 1990’s through 2000, demand for storage and networking equipment and the optical components and subsystems that connect them was driven by new applications for the internet economy, and the storage and networking capacity that was built was far in excess of end user demand. With the resulting inventory correction in 2001, we identified several important trends that we believed would have a significant influence on how the optical subsystems and components industry would evolve in the future. Among these trends were:

•	industry consolidation involving the combination of key competitors;

•	a reduction in the number of suppliers of optical subsystems to large customers as these customers sought to ensure the financial health of their supply chain;

•	a preference by large OEMs to use suppliers who are able to offer a broad product line;

•	the need for telecom carriers to enhance their legacy networks in order to compete more effectively with CATV networks who were going to bundle their voice, data and video services;

•	the expanded use of pluggable transceivers by telecom carriers in building out these networks over time;

•	ongoing pricing pressures which would require lower costs of production; and

•	a tighter supply chain as a result of the increasing use of customer and supplier inventory hubs which are intended to minimize future inventory corrections, but which also require suppliers to be able to respond more quickly to greater than expected demand.

To address these trends, we made a number of important strategic decisions in order to develop a vertically integrated business model to achieve lower costs of production and to broaden our product portfolio to enhance our competitive position . Among those decisions were the following:

•	May 2001: We acquired a former disk drive facility in Ipoh, Malaysia and developed an optical transceiver manufacturing capability in order to provide low-cost, off-shore production and to improve our ability to respond quickly to increased demand from customers;

•	March 2003: We acquired Genoa Corporation in Fremont, California along with its state-of-the-art wafer fabrication facility in order to develop an internal source of long wavelength lasers (both Fabry Perot and DFB type) and achieve lower production costs for transceivers used in MAN applications;

•	April 2004: We acquired a division of Honeywell Inc. engaged in the manufacture of VCSELs to gain access to an internal source of short-wavelength lasers to achieve lower production costs for transceivers used in LAN and SAN applications;

•	Fiscal 2001-2005: We invested in critical technologies and new products to develop a broader product portfolio;

•	January 2005: We acquired certain assets of the fiber optics division of Infineon Technologies AG to gain access to new customers and broaden our product portfolio, particularly for 10GigE applications;

•	November 2005: We acquired certain assets of Big Bear Networks, Inc. related to 10GigE and 40 Gbps applications;

•	Fiscal 2006: We undertook a major consolidation effort to rationalize our cost structure; and

•	Fiscal 2007: We acquired AZNA, LLC and Kodeos Communications, Inc. to add critical technologies to cost effectively extend the transmission distance of 10 Gbps products and to broaden our product portfolio for 10 Gbps applications based on the 300 pin form factor used in SONET/SDH networks.

As a result of these actions, we have developed a vertically integrated business model that operates best when the factory and laser production facilities are highly utilized. In order to maintain our position as a leading supplier of fiber optic subsystems and components and network performance test and monitoring systems, we are continuing to pursue the following business strategies:

Continue to Invest in or Acquire Critical Technologies.  Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and network performance test systems. We have developed and acquired critical skills that we believe are essential to maintain a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. As a result of these technological capabilities, we have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first transceiver incorporating digital diagnostics (1995), the first CWDM GBIC transceiver (2001), the first DWDM GBIC transceiver (2002) and the first 4 Gbps transceiver to ship in volume (2004). We have also been a pioneer in the use of the XFP small form factor for 10GigE applications, having shipped the first product based on this protocol in 2002, the first 40 km and 80 km versions in 2004 and a DWDM version in 2005. In the field of network performance testing and monitoring, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003), the first 4 Gbps and 10 Gbps Fibre Channel analyzers (2004), and the first 8 Gbps Fibre Channel analyzer (2007). In the process of investing in or acquiring critical technologies, we have obtained 668 issued U.S. patents with another 823 patent applications pending in addition to numerous foreign patents and patent applications. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products, especially those capable of higher speed transmission of data, with greater capacity, over longer distances.

Expand Our Broad Product Line of Optical Subsystems.  We offer a broad line of optical subsystems which support a wide range of speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, 10GigE and SONET and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs, particularly for 10 Gigabit Ethernet and SONET applications. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

Expand Our Broad Product Line of Network Performance Test and Monitoring Systems.  We offer a broad line of systems to assist our OEM customers in efficiently designing and testing their storage networking systems and sell storage-based monitoring systems to operators of data centers. We believe our test systems enable original equipment manufacturers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market. Our monitoring solutions for these networks provide real time feedback to data center operators enabling them to detect network bottlenecks and other performance related hardware issues.

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

Strengthen and Expand Customer Relationships.  Over the past 20 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets.

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

Our high-speed fiber optic subsystems are engineered to deliver value-added functionality and intelligence. Most of our optical subsystem products include a microprocessor with proprietary embedded software that allows customers to monitor transmitted and received optical power, temperature, drive current and other link parameters of each port on their systems in real time. In addition, our intelligent optical subsystems are used by some enterprise networking and storage system manufacturers to enhance the ability of their systems to diagnose and correct abnormalities in fiber optic networks.

For SAN applications which rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1, 2 and 4 Gbps and have begun shipping products operating at 8 Gbps. We currently provide optical subsystems for data networking applications based on the Ethernet standard for transmiting signals at 1 to 10 Gbps using the SFP, SFP+ and XFP form factor. More recently, we have become qualified for shipping products for short-distance 10 Gbps Ethernet solutions using the more popular X2 form factor and the XAUI electrical interface. For SONET-based MANs, we supply optical subsystems which are capable of transmitting at 2.5, 10 and 40 Gbps. We also offer products that operate at less than 1 Gbps.

We offer a full line of optical subsystems for MANs using WDM technologies. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems. We offer DWDM-based transceivers in the SFP and XFP form factor and, with the acquisition of Kodeos and AZNA, now offer a tunable 300 pin 10Gbps transponder as well as other subassemblies for DWDM solutions.

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

Of the estimated $1.8 billion market for transceivers and transponders in calendar 2006, our sales of transceiver and transponder products for LAN, SAN and MAN applications totaled approximately $358 million, excluding sales of optical components. Of this amount, approximately $212 million was from sales of products for LAN and SAN applications, $85 million was from sales of products for longer distance Ethernet and Fibre Channel applications and $61 million was from sales of SONET/SDH transceivers and transponders. Sales of transceivers and transponders operating at 10 to 40 Gbps totaled approximately $31 million in calendar 2006.

We do not currently offer products for all segments of the transceiver and transponder market. For example, we did not offer any products used in building fiber-to-the-home/curb networks or for parallel optics applications such as backplanes for switches and routers which totaled approximately $300 million in 2006. We did not offer a number of products for the faster growing 10- to 40 Gbps market applications. Of the $615 million telecom transceiver market in 2006, approximately $250 million, consisted of sales of a 300 pin transponder for 10 Gbps applications. While we did offer a 10 Gbps product based on the pluggable-XFP form factor for client-side applications, the majority of the OEMs in this market segment currently use a 300 pin-based solution due to the longer distances involved and the ability to incorporate a tunable laser in that product. We did not offer a solution for this longer distance market until late in fiscal 2007 as a result of an acquisition. In addition, we did not offer a number of products for 10 Gbps Ethernet applications which use the XAUI electrical interface until the end of fiscal 2007. According to LightCounting, the market for these products was approximately $170 million in 2006. OEM customers who purchase these products are in the process of transitioning from a legacy form factor known as Xenpak to a form factor called X2. We were qualified for only one X2 product at fiscal year-end but are seeking to be qualified for several other variations of the X2 product in fiscal 2008. And while we are not qualified for product solutions designed for the fiber-to-the-home market, we introduced a transceiver for that market at the end of fiscal 2007 and may seek to become qualified for that product in fiscal 2008 depending on the expected profitability of that product line. According to LightCounting, that market was approximately $260 million in calendar 2006.

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

Customers

To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers. Sales to these customers accounted for 91% of our total revenues in fiscal 2007, 89% in fiscal 2006, and 86% in fiscal 2005, with the remainder of revenues in each year representing sales of network performance test and monitoring systems. Sales of products for LAN and SAN applications represented 60%, 61% and 59% of our total optical subsystems revenues in fiscal 2007, 2006 and 2005, respectively. Our test and monitoring systems are sold to original equipment manufacturers for testing and validating equipment designs and to operators of data centers for testing, monitoring and troubleshooting the performance of their

Ethernet and storage-based networks. Most of our test and monitoring revenues in 2007 were derived from sales of test equipment to manufacturers of SAN networking equipment. Sales to our top three customers represented approximately 33% of our total revenues in fiscal 2007, 34% in fiscal 2006 and 39% in fiscal 2005. Sales to Cisco Systems accounted for 21%, 22% and 28% of our total revenues in fiscal 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality fiber optic subsystems and components and network performance test and monitoring systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our fiber optic subsystems development efforts are supported by an engineering team that specializes in analog/digital integrated circuit design. This group works in both silicon, or Si CMOS, and silicon germanium, or SiGe BiCMOS, semiconductor technologies where circuit element frequencies are very fast and can be as high as 40 Gbps. We have designed proprietary circuits including laser drivers, receiver pre-and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4, 8, 10 and 40 Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our short distance transceivers for LAN and SAN applications. These applications represented 60% of our optical subsystem revenues in fiscal 2007. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP lasers used in our longer distance transceivers. During fiscal 2007, we also began fabricating DFB lasers at this facility, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. These longer distance transceiver products comprised approximately 40% of our optical subsystem revenues in fiscal 2007.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies), JDS Uniphase and Intel. Our principal competitors for optical transceivers sold for MAN and telecom applications based on the SONET/SDH protocols include Opnext, Optium and Sumitomo. Our principal competitors for testing solutions include Agilent Technologies and LeCroy. Our principal competitors for monitoring solutions for storage networks include networking equipment suppliers such as Brocade and Cisco as well as storage systems suppliers such as EMC and IBM.

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

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by one world-wide distributor, one domestic distributor, 17 domestic manufacturers’ representatives and three international manufacturers’ representatives. For sales of our network test and monitoring systems, we utilize a direct sales force augmented by 10 domestic manufacturers’ representatives and 21 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and network test and monitoring systems and our brand name. Key components of our marketing efforts include:

•	continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and SAS/SATA technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts;

•	leveraging major trade show events and LAN, SAN, and MAN conferences to promote our broad product lines; and

•	promoting our products for network test and monitoring solutions for storage and networking data centers in industry publications and other electronic media.

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

A high level of continuing service and support is critical to our objective of developing long-term customer relationships. We emphasize customer service and technical support in order to provide our customers and their end users with the knowledge and resources necessary to successfully utilize our product line. Our customer service organization utilizes a technical team of field and factory applications engineers, technical marketing personnel and, when required, product design engineers. We provide extensive customer support throughout the qualification and sale process. In addition, we provide many resources through our World Wide Web site, including product documentation and technical information. We intend to continue to provide our customers with comprehensive product support and believe it is critical to remaining competitive.

Backlog

A substantial portion of our revenues is derived from sales to OEMs pursuant to individual purchase orders with short lead times or through hub arrangements where revenue is generated upon pulling inventory that resides at these customers or their subcontract manufacturers. Commitments under these arrangements remain subject to negotiation with respect to quantities and delivery schedules and are generally cancelable without significant penalties. In addition, visibility as to future customer demand is limited in those situations in which we have installed a hub. Manufacturing capacity and availability of key components can also impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders are a meaningful indicator of our future financial performance.

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility in May 2001 has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications in Shanghai, China. We continue to conduct a portion of our new product introduction activities at our Sunnyvale facility where we also conduct supply chain management for certain components, quality assurance and documentation control operations. During fiscal 2007, we relocated our wafer fabrication operations for the manufacture of VCSELs used in LAN and SAN applications from a facility in Richardson that we leased from Honeywell, Inc. to a leased facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California.

We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale, Fremont, Allen and Malaysia are qualified under ISO 9001-9002.

Although we use standard parts and components for our products where possible, we currently purchase several key components from single or limited sources. Our principal single source components purchased from external suppliers include ASICs and certain DFB lasers that we do not manufacture internally. In addition, all of the short wavelength VCSEL lasers used in our LAN and SAN products are currently produced at our facility in Allen, Texas. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. We generally try to maintain a buffer inventory of key components. However, any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the demand for such components in relation to each supplier’s manufacturing capacity, internal manufacturing capacity, contract terms and demand for a component at a given time.

Research and Development

In fiscal 2007, 2006 and 2005, our research and development expenses were $64.4 million, $54.1 million and $64.2 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other markets, including the automotive and consumer electronics industries. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Notably, patents issuing to Finisar in 2005 and 2006 were rated by IEEE Spectrum as number 1 and 6, respectively, in the Telecom Equipment sector for patent power. We currently own 700 issued U.S. patents and 821 patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents (see “Item 3. Legal Proceedings”), and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 30, 2007, we employed approximately 3,908 full-time employees, 723 of whom were located in the United States and 3,185 of whom were located at our production facilities in Ipoh, Malaysia, Shanghai, China and Singapore where we conduct research and development activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that there is a positive employee relations environment within the company.

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

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 42% of our revenues in fiscal 2007. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for January 8, 2008. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, us. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve these and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders

We currently have outstanding 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million, 5 1/4% convertible subordinated notes due 2008 in the principal amount of $100.3 million, and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The 5 1/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The $50 million in principal amount of our 2 1/2% notes become convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $100 million in principal amount of our 2 1/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the Company’s common stock reaching $4.92 for a period of time. An aggregate of approximately 42,000,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

We lease facilities totaling approximately 44,000 square feet, in Fremont, California under leases that expire in March 2009. We conduct wafer fabrication operations at these facilities. We are currently negotiating an extension of this lease.

We lease approximately 18,250 square feet of general office space in Scotts Valley, California under a lease that expires in November 2010. We acquired this leased facility in connection with our acquisition of InterSAN in May 2005. In fiscal 2006, we consolidated a portion of the facility and recognized a restructuring charge for this activity. A portion of this facility is currently vacant.

We lease approximately 26,400 square feet of general office space in Eden Prairie, Minnesota under a lease that expires in March 2010. We acquired this leased facility in connection with our acquisition of I-TECH in April 2005. We consolidated the former I-TECH operations at our other facilities in the first quarter of fiscal 2006. The facility is currently vacant.

We lease approximately 57,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of our subsidiary, Transwave Fiber (Shanghai), Inc. This lease expires in August 2008.

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

We lease approximately 25,000 square feet of general office space in Boston, Massachusetts under a lease that expires in December 2009. We acquired this leased facility in connection with our acquisition of AZNA, LLC in March 2007.

We lease a 18,000 square foot facility in Plainfield, New Jersey and a 2,500 square foot facility in Champaign, Illinois under leases that expire in August 2009 and July 2008, respectively. We acquired these leased facilities in connection with our acquisition of Kodeos Communications, Inc. in April 2007.

Item 3.	Legal Proceedings

Matters Related to Historical Stock Option Grant Practices

On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing our quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and this annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims.

Nasdaq Determination of Non-compliance

On December 13, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because we did not timely file the October 10-Q and, therefore, that our common stock was subject to delisting from the Nasdaq Global Select Market. We received similar Staff Determination Notices with respect to our failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted us additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of our appeal. On October 5, 2007, the Listing Council granted us an exception until December 4, 2007 to file our delinquent periodic reports and restatement. On November 26, 2007, we filed an appeal with the Nasdaq Board of Directors seeking a review of the Listing Council’s decision and a stay of the decision, including the Listing Council’s December 4, 2007 deadline. On November 30, 2007, the Nasdaq Board of Directors agreed to review the Listing Council’s decision and stayed the decision pending further consideration by the Board. We believe that the filing of this report, and the simultaneous filing of the other delinquent reports on Form 10-Q, will satisfy the conditions of the Listing Council’s decision and that our common stock will continue to be listed on the Nasdaq Global Select Market.

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

Trust Indenture Litigation

On January 4, 2007, we received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for our 21/2% Convertible Senior Subordinated Notes due 2010, our 21/2% Convertible Subordinated Notes due 2010 and our 51/4% Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that our failure to timely file the October 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the three indentures between us and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. As previously reported, we had delayed filing the October 10-Q pending the completion of the review of our historical stock option grant practices conducted by the Audit Committee of its Board of Directors.

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

DirecTV has appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. We cross-appealed, raising issues related to the denial of our motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals have been consolidated. The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution. The parties have filed their respective briefs with the appellate court. A third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying our motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license. Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will be issued between March 2008 and November 2008.

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

There were no matters submitted to a vote of our security holders during the quarter ended April 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2007 Quarter Ended:
April 30, 2007	$3.86	$3.06
January 28, 2007	$4.02	$3.01
October 29, 2006	$4.13	$2.68
July 30, 2006	$5.32	$2.61
Fiscal 2006 Quarter Ended:
April 30, 2006	$5.13	$2.49
January 29, 2006	$2.72	$1.49
October 30, 2005	$1.54	$0.87
July 31, 2005	$1.30	$1.01

The closing price of our common stock as reported on the Nasdaq National Market on June 30, 2007 was $3.78. The approximate number of stockholders of record on June 30, 2007 was 425. We estimate that there are approximately 45,000 beneficial owners of our common stock.

We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

The Audit Committee has completed its investigation, including review of all stock option grants made by us during the period commencing on November 11, 1999, the date of our initial public offering, through September 8, 2006 (the “Review Period”). Based on the Audit Committee’s investigation, we confirmed that we had incorrectly accounted for stock options granted in 105 out of 151 granting actions, or 69.5% of such actions, during the Review Period, and that recognition of additional non-cash stock-based compensation expense was necessary with respect to certain grants. Based on the Audit Committee’s investigation, with the concurrence of management, we determined that we should have recognized approximately $112.1 million of pre-tax stock-based compensation expense and $1.6 million of payroll related taxes for the fiscal years 2000 through 2006 that were not accounted for in our previously issued financial statements, and $387,000 for fiscal 2007. Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123R on May 1, 2006, we recorded an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), in periods prior to May 1, 2006.

Therefore, we are restating our consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005, as well as the “Selected Consolidated Financial Data” for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004 and April 30, 2003 as set forth below. On a voluntary basis, we are also including restated consolidated statement of operations and consolidated balance sheet data for the fiscal years ended April 30, 2002, April 30 2001, and April 30, 2000. This restatement is more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Restatement of Consolidated Financial Statements,” of Notes to the Consolidated Financial Statements. The restatement had no impact on our previously reported revenues for any fiscal period or on our previously reported cash position as of the end of any fiscal period.

The impact of the restatement is set forth in the table below:

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized to	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	Inventory	Charge	Charge	Charges	Provision	Charge
	(In thousands)

April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	$(2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	$(596)	$112,072	$1,556	$113,628	$(134)	$113,494

The following table sets forth selected financial data for each of the fiscal years ended April 30, 2006, 2005, 2004 and 2003 as restated. These tables should be reviewed in conjunction with the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended April 30,
	2007	2006	2005	2004	2003 (a)
		As	As	As	As
		Restated	Restated	Restated	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$381,263	$325,956	$241,582	$160,025	$136,846
Network test and monitoring systems	37,285	38,337	39,241	25,593	29,636

Total revenues	418,548	364,293	280,823	185,618	166,482
Cost of revenues	270,272	250,186	206,836	147,102	135,183
Amortization of acquired developed technology	6,002	17,671	22,268	19,239	21,983
Impairment of acquired developed technology	—	853	3,656	—	—

Gross profit (loss)	142,274	95,583	48,063	19,277	9,316

Operating expenses:
Research and development	64,559	54,412	64,232	70,101	71,514
Sales and marketing	36,122	33,144	30,456	21,193	27,879
General and administrative	35,641	30,864	23,684	17,328	16,973
Amortization of (benefit from) deferred stock compensation	—	—	162	(105)	(1,719)
Acquired in-process research and development	5,770	—	1,558	6,180	—
Amortization of purchased intangibles	1,814	1,747	1,104	572	758
Impairment of tangible assets	—	—	18,798	—	—

	Fiscal Years Ended April 30,
	2007	2006	2005	2004	2003 (a)
		As	As	As	As
		Restated	Restated	Restated	Restated
	(In thousands, except per share data)

Impairment of goodwill and intangible assets	—	—	—	—	10,586
Restructuring costs	—	3,064	287	382	9,378
Other acquisition costs	—	—	—	222	198

Total operating expenses	143,906	123,231	140,281	115,873	135,567

Loss from operations	(1,632)	(27,648)	(92,218)	(96,596)	(126,251)
Interest income	6,204	3,482	2,396	3,171	4,689
Interest expense	(16,044)	(15,842)	(14,468)	(28,872)	(11,388)
Loss on convertible debt exchange	(31,606)	—	—	—	—
Other income (expense), net	(724)	9,346	(12,582)	(4,347)	(51,314)

Loss before income taxes and cumulative effect of change in accounting principle	(43,802)	(30,662)	(116,872)	(126,644)	(184,264)
Provision for income taxes	2,810	2,367	856	334	229

Loss before cumulative effect of change in accounting principle	(46,612)	(33,029)	(117,728)	(126,978)	(184,493)
Cumulative effect of change in accounting principle to adopt SFAS 123R, net of tax	1,213	—	—	—	—
Cumulative effect of an accounting change to adopt SFAS 142, net of tax	—	—	—	—	(460,580)

Net loss	$(45,399)	$(33,029)	$(117,728)	$(126,978)	$(645,073)

Net loss per share — basic and diluted:
Before cumulative effect of an accounting change	$(0.15)	$(0.11)	$(0.51)	$(0.59)	$(0.94)
Cumulative effect of an accounting change to adopt SFAS 123R	$0.00	$—	$—	$—	$—
Cumulative effect of an accounting change to adopt SFAS 142	$—	$—	$—	$—	$(2.35)

Net loss per share — basic and diluted:	$(0.15)	$(0.11)	$(0.51)	$(0.59)	$(3.30)

Shares used in computing net loss per share — basic and diluted	307,804	290,518	232,210	216,117	195,666

(a)	Net loss in fiscal 2003 reflects our adoption of Statements of Financial Accounting Standards Nos. 141 and 142 on May 1, 2002. As a result of our adoption of these statements, reported net loss decreased by approximately $127.8 million, or $0.65 per share, due to the cessation of the amortization of goodwill and the amortization of acquired workforce and customer base.

	As of April 30,
	2007	2006	2005	2004	2003
		As	As	As	As
		Restated	Restated	Restated	Restated
		(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$132,472	$118,786	$102,362	$143,398	$119,438
Working capital	118,383	157,712	91,464	173,054	150,187
Total assets	546,672	506,470	486,700	495,053	424,026
Long-term liabilities	220,198	263,447	265,274	233,732	101,531
Total stockholders’ equity	185,671	176,129	144,271	203,007	275,200

	Fiscal Years Ended April 30,
	2006			2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$325,956	$—	$325,956	$241,582	$—	$241,582
Network test and monitoring systems	38,337	—	38,337	39,241	—	39,241

Total revenues	364,293	—	364,293	280,823	—	280,823
Cost of revenues	247,126	3,060	250,186	205,631	1,205	206,836
Amortization of acquired developed technology	17,671	—	17,671	22,268	—	22,268
Impairment of acquired developed technology	853	—	853	3,656	—	3,656

Gross profit (loss)	98,643	(3,060)	95,583	49,268	(1,205)	48,063

Operating expenses:
Research and development	51,903	2,509	54,412	62,799	1,433	64,232
Sales and marketing	31,925	1,219	33,144	29,783	673	30,456
General and administrative	29,408	1,456	30,864	23,374	310	23,684
Amortization of (benefit from) deferred stock compensation	—	—	—	162	—	162
Acquired in-process research and development	—	—	—	1,558	—	1,558
Amortization of purchased intangibles	1,747	—	1,747	1,104	—	1,104
Impairment of tangible assets	—	—	—	18,798	—	18,798
Impairment of goodwill and intangible assets	—	—	—	—	—	—
Restructuring costs	3,064	—	3,064	287	—	287

Total operating expenses	118,047	5,184	123,231	137,865	2,416	140,281

Loss from operations	(19,404)	(8,244)	(27,648)	(88,597)	(3,621)	(92,218)
Interest income	3,482	—	3,482	2,396	—	2,396
Interest expense	(15,842)	—	(15,842)	(14,468)	—	(14,468)

	Fiscal Years Ended April 30,
	2006			2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Other income (expense), net	9,346	—	9,346	(12,582)	—	(12,582)

Loss before income taxes	(22,418)	(8,244)	(30,662)	(113,251)	(3,621)	(116,872)
Provision for income taxes	2,501	(134)	2,367	856		856

Net loss	$(24,919)	$(8,110)	$(33,029)	$(114,107)	$(3,621)	$(117,728)

Net loss per share — basic and diluted:	(0.09)	(0.03)	(0.11)	(0.49)	(0.02)	(0.51)
Shares used in computing net loss per share — basic and diluted	290,518	290,518	290,518	232,210	232,210	232,210

	As of
	April 30, 2006			April 30, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	118,786	—	118,786	102,362	—	102,362
Working capital	158,672	(960)	157,712	91,799	(19)	91,780
Total assets	505,874	596	506,470	486,588	112	486,700
Long-term liabilities	263,581	(134)	263,447	265,274	—	265,274
Total stockholders’ equity	176,955	(826)	176,129	144,290	(19)	144,271

	Fiscal Years Ended April 30,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$160,025	$—	$160,025	$136,846	$—	$136,846
Network test and monitoring systems	25,593	—	25,593	29,636	—	29,636

Total revenues	185,618	—	185,618	166,482	—	166,482
Cost of revenues	143,585	3,517	147,102	130,501	4,682	135,183
Amortization of acquired developed technology	19,239	—	19,239	21,983	—	21,983

Gross profit (loss)	22,794	(3,517)	19,277	13,998	(4,682)	9,316

Operating expenses:
Research and development	62,193	7,908	70,101	60,295	11,219	71,514
Sales and marketing	20,063	1,130	21,193	20,232	7,647	27,879
General and administrative	16,738	590	17,328	15,201	1,772	16,973
Amortization of (benefit from) deferred stock compensation	(105)		(105)	(1,719)	—	(1,719)

	Fiscal Years Ended April 30,
	2004			2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Acquired in-process research and development	6,180		6,180	—	—	0
Amortization of other purchased intangibles	572		572	758	—	758
Impairment of goodwill and intangible assets	—		—	10,586	—	10,586
Restructuring costs	382		382	9,378	—	9,378
Other acquisition costs	222		222	198	—	198

Total operating expenses	106,245	9,628	115,873	114,929	20,638	135,567

Loss from operations	(83,451)	(13,145)	(96,596)	(100,931)	(25,320)	(126,251)
Interest income	3,171	—	3,171	4,689	—	4,689
Interest expense	(28,872)	—	(28,872)	(11,388)	—	(11,388)
Other income (expense), net	(4,347)	—	(4,347)	(51,314)	—	(51,314)

Loss before income taxes and cumulative effect of change in accounting principle	(113,499)	(13,145)	(126,644)	(158,944)	(25,320)	(184,264)
Provision for income taxes	334		334	229		229

Loss before cumulative effect of change in accounting principle	(113,833)	(13,145)	(126,978)	(159,173)	(25,320)	(184,493)
Cumulative effect of an accounting change to adopt SFAS 142, net of tax	—	—	—	(460,580)	—	(460,580)

Net loss	$(113,833)	$(13,145)	$(126,978)	$(619,753)	$(25,320)	$(645,073)

Net loss per share — basic and diluted:
Before cumulative effect of an accounting change	$(0.53)	$(0.06)	$(0.59)	$(0.82)	$(0.13)	$(0.94)
Cumulative effect of an accounting change to adopt SFAS 142	$—	$—	$—	$(2.35)	$—	$(2.35)

Net loss	$(0.53)	$(0.06)	$(0.59)	$(3.17)	$(0.13)	$(3.30)

Shares used in computing net loss per share — basic and diluted	216,117	216,117	216,117	195,666	195,666	195,666

	As of
	April 30, 2004			April 30, 2003
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	143,398	—	143,398	119,438	—	119,438
Working capital	172,892	162	173,054	149,967	220	150,187
Total assets	494,705	348	495,053	423,606	420	424,026
Long-term liabilities	233,732	—	233,732	101,531	—	101,531
Total stockholders’ equity	202,845	162	203,007	274,980	220	275,200

	Fiscal Years Ended April 30,
	2002			2001
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$112,333	$—	$112,333	$158,333	$—	$158,333
Network test and monitoring systems	34,932	—	34,932	30,467	—	30,467

Total revenues	147,265	—	147,265	188,800	—	188,800
Cost of revenues	136,626	6,831	143,457	131,551	4,186	135,737
Amortization of acquired developed technology	27,119	—	27,119	10,900	—	10,900

Gross profit (loss)	(16,480)	(6,831)	(23,311)	46,349	(4,186)	42,163

Operating expenses:
Research and development	54,372	13,972	68,344	33,696	11,023	44,719
Sales and marketing	21,448	7,377	28,825	16,673	9,661	26334
General and administrative	19,419	3,054	22,473	10,160	1,902	12062
Amortization of (benefit from) deferred stock compensation	11,963	—	11,963	13,542	—	13542
Acquired in-process research and development	2,696	—	2,696	35,218	—	35218
Amortization of goodwill and other purchased intangibles	129,099	—	129,099	53,122	—	53122
Other acquisition costs	3,119	—	3,119	1,130	—	1130

Total operating expenses	242,116	24,403	266,519	163,541	22,586	186,127

Loss from operations	(258,596)	(31,234)	(289,830)	(117,192)	(26,772)	(143,964)
Interest income	6,127	—	6,127	14,233	—	14,233
Interest expense	(6,195)	—	(6,195)	(16)	—	(16)
Other income (expense), net	1,360	—	1,360	18,546	—	18,546

Loss before income tax benefit	(257,304)	(31,234)	(288,538)	(84,429)	(26,772)	(111,201)
Benefit for income taxes	(38,566)	13,018	(25,548)	1,020	(10,906)	(9,886)

Net loss	$(218,738)	$(44,252)	$(262,990)	$(85,449)	$(15,866)	$(101,315)

Net loss per share — basic and diluted:	$(1.21)	$(0.24)	$(1.45)	$(0.53)	$(0.10)	$(0.63)
Shares used in computing net loss per share -
Basic and diluted	181,136	181,136	181,136	160,014	160,014	160,014

	As of
	April 30, 2002			April 30, 2001
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	144,097	—	144,097	146,111	—	146,111
Working capital	222,603	1,058	223,661	249,000	13,530	262,530
Total assets	1,041,281	1,255	1,042,536	1,029,995	13,705	1,043,700
Long-term liabilities	106,869	—	106,869	45,354	—	45,354
Total stockholders’ equity	879,002	1,058	880,060	941,851	13,530	955,381

	Fiscal Year Ended April 30, 2000
	As
	Previously		As
	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$46,774	$—	$46,774
Network test and monitoring systems	20,373	—	20,373

Total revenues	67,147	—	67,147
Cost of revenues	34,190	439	34,629

Gross profit (loss)	32,957	(439)	32,518

Operating expenses:
Research and development	13,806	840	14,646
Sales and marketing	7,122	4,012	11,134
General and administrative	3,516	1	3,517
Amortization of (benefit from) deferred stock compensation	5,530		5,530

Total operating expenses	29,974	4,853	34,827

Income from operations	2,983	(5,292)	(2,309)
Interest income	3,704		3,704
Interest expense	(452)		(452)
Other income (expense), net	(99)		(99)

Income before income taxes	6,136	(5,292)	844
Provision for income taxes	3,255	(2,112)	1,143

Net income (loss)	$2,881	$(3,180)	$(299)

Net income per share:
Basic	$0.03	$(0.03)	$(0.00)
Diluted	$0.02	$(0.03)	$(0.00)
Shares used in computing net income per share:
Basic	113,930	113,930	113,930
Diluted	144,102	113,930	113,930

	As of
	April 30, 2002
	As
	Previously		As
	Reported	Adjustment	Restated
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	320,735	—	320,735
Working capital	342,711	2,236	344,947
Total assets	364,920	2,236	367,156
Long-term liabilities	524	—	524
Total stockholders’ equity	352,422	2,236	354,658

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

•	Forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Restatement of Previously Issued Financial Statements. This section provides information regarding the Audit Committee’s review of our historical stock option granting practices and accounting, and the resulting restatement of our previously issued financial statements.

•	Business Overview. This section provides an introductory overview and context for the discussion and analysis that follows in MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of Operations. This section provides analysis of the Company’s results of operations for the three fiscal years ended April 30, 2007. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

•	Financial Condition and Liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

Forward Looking Statements

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

Restatement of Previously Issued Financial Statements

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006 and 2005, as a result of our review of information developed through an independent investigation of our historical stock option grants conducted by our Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to the Consolidated Financial Statements. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of the fiscal year ended April 30, 2006 and for the quarter ended July 30, 2006. We also are including our unaudited restated consolidated statements of operations and consolidated balance sheet data for the fiscal years ended April 30, 2004, 2003, 2002, 2001 and 2000 in Item 6 of this report. This restatement has no impact on our previously reported revenue or cash positions for any period.

Origin of the Investigation

In late August 2006, our management commenced a preliminary internal review of certain of our historical stock options granted since our initial public offering in November 1999. The review was voluntarily initiated by us due to widespread media attention concerning the stock option grant practices of many companies and was not in response to a news report or an investigation concerning Finisar by the SEC or any other governmental agency.

After management’s report on the results of this initial review, the Audit Committee directed management to conduct a further analysis of certain stock option grants. Thereafter, management reviewed documentation and materials regarding additional option grants and, in early November, identified potential issues with respect to certain annual grants to employees. As a result, the Audit Committee determined that it should undertake a more comprehensive investigation of our historical practices for granting and accounting for stock options from the date of our initial public offering through September 8, 2006 (the “Review Period”). On November 30, 2006, we issued a press release and filed a Current Report on Form 8-K announcing the commencement of this review of our historical stock option granting practices and related accounting, and disclosing that our previously-filed financial statements could no longer be relied upon. We also informed the staff of the SEC of the commencement of the investigation into our historical stock option granting practices and related accounting.

Scope of the Investigation

The investigation was commenced under the authority of the Audit Committee, composed of three independent directors, two of whom also served as members of the Compensation Committee during a portion of the Review Period, although they were generally not involved with the approval of grants of stock options to non-officer employees. Accordingly, the Board of Directors determined that the members of the Audit Committee were independent for purposes of the investigation and that, based on the facts known at that time, none of the Audit Committee members had conflicts of interest precluding them from acting as independent members of the Audit Committee.

The investigation was conducted with the assistance of independent counsel and forensic accountants (collectively, the “Investigation Team”). Under the direction of the Audit Committee, the Investigation Team reviewed our practices and processes for granting options to officers and directors, and for new hire and annual grants to non-officer employees. Specifically, the Investigation Team initially examined:

•	All grants made to members of the Board of Directors, employees at the level of Vice President or higher, and grants made outside of the delegated authority of the Stock Plan Committee described below, including grants to individuals who subsequently left the Company;

•	Large annual or performance grants, and grants made at one time to more than 50 existing or newly hired employees between 2000 and 2006;

•	Grants made to individuals who became Finisar employees as a result of acquisitions by Finisar between 2000 and 2006;

•	Grants that were entered in our stock option accounting database with a grant date that did not match the date of the original authorizing document (i.e. minutes of meetings of the Board of Directors or the Compensation Committee, or unanimous written consents or actions of the Stock Plan Committee); and

•	Grants as to which potentially inconsistent evidence of the measurement date was discovered during the course of the investigation.

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

Approximately 3.1 million files of data were collected from electronic sources and screened using pre-determined key word searches developed by the Investigation Team and reviewed by our independent auditors, and approximately 755,000 documents were then reviewed. The Investigation Team gathered and reviewed metadata from certain documents, reviewed electronic and hard copy documents from our human resources files, computer hard drives from 16 custodians, payroll and other human resources files and data storage systems, stock administration files, documents, including minutes of meetings of the Board of Directors and committees of the Board, and other relevant documentation maintained by our finance or legal departments.

A total of 40 interviews of 33 persons were conducted by the Investigation Team. These interviews included all present and former Board members since the date of our initial public offering, all currently employed officers (and one former officer) who either received options or who were involved with the authorization of stock option grants or the administration of the stock option granting process during the Review Period, and all employees who were involved with the authorization of stock option grants or the administration of the stock option granting process during the Review Period. Representatives of our independent auditors and outside legal counsel were also interviewed.

At the conclusion of the investigation by the Investigation Team, a Working Group was formed to address the accounting implications of the results of the investigation by the Investigation Team. The Working Group was composed of managers from our accounting and legal departments with assistance from independent third parties engaged to assist in the assessment of the historical accounting treatment of stock option grants, as tax advisors and in the calculation of the revised stock-based compensation expense based on the revised measurement dates. At no point during the Review Period were any of the members of the Working Group involved in the administration of our stock option granting process. Other than the Chief Financial Officer, no members were involved in determining to whom options were granted, the number of shares comprising each grant, or the date of grant. While our Chief Financial Officer was involved in communications concerning several of the grants at issue which occurred during the Review Period, he did not approve any of those grants.

In addition to reviewing data provided by the Investigation Team, the Working Group performed additional procedures to facilitate its understanding of the documents, the underlying stock option grants, our historical stock option granting practices, and the accounting implications thereof, Additional testing and analyses of our hiring, termination, leave of absence, and grant notification practices regarding stock options was performed.

The Audit Committee considered the scope of the Investigation Team’s review to have been substantively and procedurally thorough. The Investigation Team identified 94 “Grant Dates” — dates on which our records show a stock option grant had occurred during the Review Period. Of the 94 Grant Dates, the Investigation Team reviewed 44 “Grant Dates of Interest” based on the size of the grant or some other factor. These 44 Grant Dates reviewed represented 95% of all options granted during the Review Period. The Working Group performed a subsequent review of 100% of the option grants during the Review Period and identified 151 separate stock option granting actions (“Granting Actions”) made on the 95 original Grant Dates (“Grant Dates”) during the Review Period. The Investigation Team noted that none of the past or present members of our Board of Directors, nor our Chief Executive, received any grants during the Review Period on a date for which the measurement date was ultimately revised, except in the case of one grant to two of our Board members where the date of approval of the grant by the Board of Directors differed from the date on which the grant was recorded. In that instance, the exercise price was higher on the date on which the grant was erroneously recorded than on the date the options were approved by the Board of Directors, and, as a result, we did not recognize any additional stock-based compensation expense on this grant.

Neither the Board of Directors nor Company management placed any restrictions on the scope of the Audit Committee’s review nor did the Audit Committee place any restrictions on the review conducted by the Investigation Team or the Working Group. Both the Board of Directors and Company management cooperated fully with the Audit Committee and its advisors.

Findings and Remedial Measures

Based on the results of the investigation by the Audit Committee, and additional work performed by the Working Group, we found evidence that we previously used incorrect measurement dates when accounting for stock option grants pursuant to APB 25 and related interpretations. We have concluded that revised measurement dates are required for 105, or 70%, of the 151 Granting Actions during the Review Period, and that it is necessary to modify the accounting measurement dates for approximately 71% of the stock option grants awarded during the Review Period to employees and consultants. This consists of options to purchase approximately 75.9 million shares of common stock. Certain historic grants were also determined to be subject to variable accounting. Revising option grant measurement dates results in total additional stock-based compensation expense of $107.6 million to be recognized in the fiscal years 2000 through 2006. Approximately 85% of this total additional stock-based compensation expense, or $91.1 million, is attributable to six key Granting Actions that occurred between June 2000 and August 2003, representing approximately 21 million shares, or 20% of all options granted during the Review Period. Three of these six key Granting Actions were performance grants, and three were New Hire grants, as such grant types are discussed below.

In addition, we identified modifications to certain stock options related to extended leaves of absence that should have been accounted for by applying modification accounting as required by the provisions of FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” or FIN 44. This resulted in approximately $5.1 million of additional stock-based compensation expense, of which $4.9 million is attributable to one leave of absence. Therefore, as a result of the investigation, we have identified a total of $112.1 million in additional pre-tax, non-cash, stock-based compensation expense for the fiscal years 2000 through 2006 ($112.7 million prior to the consideration of payroll tax charges and inventory capitalization), and had approximately $3.6 million of deferred stock-based compensation expense to be amortized as of April 30, 2006. As described in Note 2, “Summary of Significant Accounting Policies,” to Consolidated Financial Statements, on May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $3.6 million at May 1, 2006 has been reclassified to additional paid-in capital.

These adjustments for stock-based compensation, shown before any related payroll tax charges, inventory capitalization or income tax effects, are as follows (in thousands):

	Fiscal Year Ended April 30,
	2000	2001	2002	2003(1)	2004	2005	2006	Total

Stock-based compensation expense resulting from revised measurement dates	$5,416	$27,160	$31,741	$24,441	$8,296	$3,257	$7,303	$107,614
Other — leaves of absence	—	—	39	41	4,791	183	—	5,054

Total	$5,416	$27,160	$31,780	$24,482	$13,087	$3,440	$7,303	$112,668

(1)	Includes the acceleration of $13.1 million in deferred stock-based compensation expense related to our previous option exchange program. See the Section entitled “Option Exchange Program” below for a further discussion of this program.

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

During the course of the investigation, we reviewed the effectiveness of our internal control over financial reporting, using the criteria set forth in Internal Control — Integrated Framework issued by COSO. Based on this assessment, as a result of the conclusions reached in the investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting, which we believe have been remediated by April 30, 2007. See our discussion in “Item 9A Controls and Procedures,” below.

Specifically, in the case of grants which were approved pursuant to the authority delegated to our Chief Executive Officer as the Stock Plan Committee, the Audit Committee found process-related deficiencies. These deficiencies resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes. The grants in this category included performance grants, grants to newly hired employees and grants to employees hired in connection with acquisitions of other companies by Finisar. The Audit Committee concluded that twelve performance grants either lacked contemporaneous evidence to verify the date selected or, in the case of two grants, were selected retrospectively to capture a more favorable price. The Audit Committee found that 86 grants to newly hired employees lacked contemporaneous evidence of grant date selection. Additionally, the Audit Committee found that four grants to employees of acquired companies were recorded on a date other than that specified in the acquisition agreements. In eight Granting Actions, a grant date was properly approved on a grant date that was prior to the recorded grant date, effectively repricing the grant, resulting in variable accounting. Finally, a grant to three of our officers, including a grant to our Chief Financial Officer, was erroneously included in a large, broad-based performance grant Granting Action by the Stock Plan Committee. The Audit Committee was unable to locate conclusive evidence that a grant to these officers was approved by the Board of Directors or Compensation Committee prior to the Granting Action by the Stock Plan Committee. Nonetheless, the Audit Committee considers these grants to be valid obligations of the Company. The Audit Committee found no evidence of intentional misconduct or malfeasance on the part of Company personnel involved in selecting and approving the grant dates or administering the stock option granting process. Additionally, the Chief Executive Officer did not benefit from any of these grants.

In fiscal 2007, prior to the commencement of and not in response to the internal review that led to the investigation by the Audit Committee, the Audit Committee recommended, and the Board of Directors adopted, new policies and procedures with regard to grants of equity compensation awards to Board members, officers, and non-officer employees alike. Under these policies and procedures:

•	All stock option grants and other equity awards to executive officers are to be granted by the Compensation Committee.

•	All other awards are generally to be granted by the Compensation Committee, although grants to non-executive officers may be granted by the Board.

•	Except in special circumstances, all awards are to be granted at regular quarterly meetings of the Compensation Committee.

•	Awards are to be approved at meetings of the Compensation Committee or the Board of Directors, and not by unanimous written consent.

•	The effective date of each award approved at a regular quarterly meeting will be the later of the third trading day following the public announcement of our financial results for the preceding quarter or the date of the meeting.

•	The key terms of each award are to be communicated to the recipient promptly following the award.

The remedial measures described above provide for training and education in those rules and the designation of a finance department employee to be responsible for the accounting for stock options and other forms of equity compensation.

Management determined that the revised option granting procedures and controls that were implemented in August 2006 were effective in enabling us to appropriately determine measurement dates and properly account for stock option grants made subsequent to August 2006.

In connection with the completion of its investigation, and in light of the findings from the investigation, the Audit Committee recommended that the Board consider, and the Board of Directors unanimously adopted, certain remedial measures, including the following:

•	The implementation of a cross-functional training program for certain key employees concerning (i) the Company’s equity compensation programs and related improvements in equity compensation controls, processes and procedures, (ii) the accounting implications of the Company’s equity compensation programs and (iii) the legal implications of the equity compensation programs.

•	The appointment of a designated finance department employee to be responsible for the accounting for stock options and other forms of equity compensation.

•	The adoption of additional policies to assure that grants will be recorded promptly in the Company’s option accounting database, and that grantees will receive prompt written notification of their grants.

•	The adoption of policies to assure that there will be a specific date to complete the generation of a list of recommended equity grant recipients and number of option shares prior to the submission of the recommendations to the Compensation Committee for approval.

•	Implementation of a requirement that our Internal Audit Department review our compliance with the controls and procedures regarding equity compensation at least annually and report the results of its review to the Audit Committee.

We believe that these changes, together with the new policies and procedures adopted before the commencement of the investigation, remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock option grants could have occurred during the fiscal year ended April 30, 2007 and not have been detected as part of our financial reporting close process. As a result, we concluded that we maintained effective internal control over financial reporting as of April 30, 2007.

Overview of Our Historical Stock Option Granting Practices

During the period prior to and immediately after our initial public offering, the Board of Directors approved all stock option grants, either at duly convened meetings of the Board of Directors or pursuant to approval by written consent. Our practice has been to grant stock options, except where prohibited, to nearly all full-time employees in connection with their joining us, as well as annual grants to most employees in connection with annual performance reviews (“performance grants”). To facilitate the granting of options to our rapidly growing workforce, in February 2000, the Board of Directors established a Stock Plan Committee composed solely of our Chief Executive Officer, and delegated authority to the Stock Plan Committee to grant options to newly hired and existing non-officer employees subject to certain limitations and established parameters. For example, the Board of Directors delegated authority to the Stock Plan Committee to approve grants in amounts equal to or less than 100,000 shares per employee to persons who were not officers or directors. The Compensation Committee was delegated the authority to approve grants to officers, and to employees in amounts that exceeded the authority of the Stock Plan Committee, while the full Board retained authority to approve grants to members of the Board of Directors and grants made in connection with the acquisition of or merger with other companies. During the Review Period, our Chief Executive Officer made recommendations to the Board and the Compensation Committee regarding stock option grants to officers, and, in his role as sole member of the Stock Plan Committee, approved all stock option grants to non-officer employees, except for grants in excess of his granting authority.

Grants made to our existing executive officers (as defined by Section 16(b) of the Securities Exchange Act of 1934, or “Section 16(b) officers”), were generally approved by the Compensation Committee, and were either approved at and recorded in the minutes of a meeting of the Compensation Committee, or by written resolution approved by all of the members of the Compensation Committee and set forth in a unanimous written consent, or UWC, of the Compensation Committee signed by all members of the Compensation Committee. During the Review Period, the Board of Directors had sole authority to grant stock options to employees as part of an acquisition or merger, and to approve options granted to members of the Board of Directors. Stock option grants approved by the Board of Directors were either approved at and recorded in minutes of meetings of the Board of Directors, or approved by written resolution set forth in a UWC signed by all members of the Board of Directors. The Board also sometimes approved grants to newly-hired employees, officers, and other individuals.

Since our initial public offering, we have, from time to time, consulted with outside legal counsel about the design and implementation of our stock option plans, the establishment of the Stock Plan Committee to whom authority to make certain grants was delegated and about some individual grants. Outside counsel also typically drafted minutes of Board of Directors and Compensation Committee meetings where stock options were granted, as well as UWCs of the Board and Compensation Committee to approve stock option grants. Outside counsel did not prepare or review documentation of actions by the Stock Plan Committee.

The Stock Plan Committee approved 105 of the 151 Granting Actions. Fifteen Granting Actions were approved by the Compensation Committee, of which 11 were recorded in minutes of meetings of the Compensation Committee and four were approved by UWC. The Board directly approved stock options in 14 Granting Actions, of which seven were approved by UWC and seven were recorded in minutes of meetings of the Board of Directors. There were 12 Granting Actions by the Board relating to options assumed in connection with acquisitions of other companies by us, and five Granting Actions by the Board related to options granted to employees of acquired companies.

Details of Restatement

Consistent with the applicable accounting literature and recent guidance provided in a letter provided by the SEC’s Chief Accountant to Lawrence Salva, Chairman, Committee on Corporate Reporting, Financial Executives International and Sam Ranzilla, Chairman, Center for Public Company Audit Firms, American Institute of Certified Public Accountants dated September 19, 2006, the Working Group organized the 151 separate Granting Actions made on the 95 original Grant Dates into categories based on the grant type and the process by which the grant was approved and finalized as follows:

	Number of
	Granting	Percent of	Number of	Percent of
Grant Type	Actions	Total	Option Shares	Total

Acquisition-Related
Assumed Options	12	8.0%	1,591,133	1.5%
Target Employees	6	4.0%	4,513,308	4.2%

Total acquisition-related	18	12.0%	6,104,441	5.7%
Director	5	3.3%	785,000	0.8%
Officer	15	9.9%	11,045,000	10.3%
Performance	14	9.3%	51,476,145	48.1%
New Hire/Promotion	97	64.2%	26,388,923	24.7%
Option Exchange Program	2	1.3%	11,144,690	10.4%

Total	151	100%	106,944,199	100%

The Working Group reviewed evidence developed through the Audit Committee’s investigation related to each grant, and, based upon the relevant facts and circumstances, applied the applicable accounting standards to determine, for every grant within each category, whether the measurement date required adjustment. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in additional non-cash stock-based compensation expense related to the intrinsic value, that is, the difference between the exercise price and the closing sales price of our common stock on the revised measurement date.

We have concluded that of the 151 Granting Actions made on 95 Grant Dates, 105 Granting Actions on 63 Grant Dates require revised measurement dates. The remaining 46 Granting Actions on 32 Grant Dates require no change to the original grant date. The following is a summary of the revised Granting Actions by type of grant:

			Number of
	Number of	Percent of	Option Shares
	Revised	Total	With Revised		Stock-based
	Granting	Granting	Measurement	Percent of	Compensation
Grant Type	Actions	Actions	Dates	Total Grants	Expense
					(In thousands)

Acquisition-Related Assumed Options	—	—	—	—	$—
Target Employees	4	2.6%	3,872,806	3.6%	1,459

Total acquisition-related	4	2.6%	3,872,806	3.6%	1,459
Director(1)	1	0.7%	60,000	0.1%	—
Officer	2	1.3%	735,000	0.7%	1,992
Performance	12	7.9%	47,215,703	44.1%	56,988
New Hire/Promotion	86	57.0%	24,028,510	22.5%	47,175
Option Exchange Program	—	0.0%	—	0.0%	—

Total	105	69.5%	75,912,019	71.0%	$107,614

(1)	While one properly approved grant to two of our Board members was not measured on the appropriate date, it did not result in any incremental stock-based compensation expense.

The grants giving rise to the total $107.6 million in additional non-cash stock-based compensation expense based on revised measurement dates are categorized and summarized as follows:

New Hire and Promotional Grants

During the Review Period, we granted options to purchase a total of 26.4 million shares to newly-hired employees. During the Review Period, grants made to newly-hired employees (“New Hire grants”) generally were approved by the Stock Plan Committee on a periodic basis. While details of stock option grants were generally set forth in the offer letter to the prospective employee, the grant date was determined when the grant was approved by the Stock Plan Committee after the date on which the employee commenced employment with us. New Hire grants were generally made to all new employees who had joined Finisar since the last date on which the Stock Plan Committee approved and awarded grants to newly hired employees. Additionally, New Hire grants include grants made to a smaller number of existing employees who received promotions or some other employment adjustment since the last date on which the Stock Plan Committee awarded and approved New Hire grants. The evidence available to support the original grant date for options granted to newly promoted or other existing employees generally differed from the evidence supporting the measurement date for New Hire grants. Thus, we differentiated between awards made as a result of a promotion or adjustment and New Hire grants. This differentiation based on award type resulted in application of different measurement dates for grants originally made on an original grant date. We also found that offer letters to our Malaysia and Shanghai employees did not always include all of the details of the option grant to be made to newly-hired employees in such locations required to determine the proper measurement date, i.e., the number of shares underlying each option to be granted to the newly-hired employee once the option has been approved by the Stock Plan Committee. Accordingly, for those grants we required additional supporting evidence to determine the appropriate measurement date.

None of the Grant Dates recorded for New Hire grants preceded the commencement of employment of any newly-hired employee. However, in multiple instances, evidence suggested that New Hire grants were approved by the Stock Plan Committee at a later date than the stated grant date. In some cases, the identity of all grantees as set forth in such Granting Action was not known or specified with finality until after the stated grant date. Moreover, our Stock Plan Committee’s process for finalizing and documenting these grants was often completed after the originally assigned grant date. In some cases, no contemporaneous, direct evidence of the date of approval by the

Stock Plan Committee was located. Additionally, in several instances, the evidence showed that the Stock Plan Committee retrospectively selected a grant date with a more favorable price. Based on all available facts and circumstances, we determined that the originally recorded measurement dates for the New Hire grants made by our Stock Plan Committee during the Review Period cannot be relied upon in isolation as the correct measurement dates.

New Hire grants to non-officer, non-director employees that required Board of Directors or Compensation Committee approval because the size of the individual grant exceeded the authority delegated to the Stock Plan Committee were typically approved by UWC of the Board or Compensation Committee. We were unable to locate documents demonstrating contemporaneous Board of Directors or Compensation Committee approval on the date designated in the UWC as the effective date of the grant. In some cases, the UWC was prepared after the selected grant date. Additionally, in several instances, no direct evidence confirmed the date on which the UWC was executed by each Board or Compensation Committee member.

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

In 14 New Hire Granting Actions, where no other reliable objective evidence points to a single specific date on which the number of shares, the identity of all individuals entitled to receive those shares and the price had become final, we have determined the date on which information concerning the grant was first entered into our options software accounting database to be the most reliable measurement date. We use a commonly available third party accounting software program to monitor and administer our equity award programs and to track and account for our stock option grants. For grants where reliable objective evidence was not recovered in the investigation to support a specific measurement date, the revised measurement date was based on the date these grants were recorded into our stock options software accounting database. The date on which information concerning the option was entered into this option software database was utilized to revise measurement dates for New Hire grants covering 4.0 million shares of common stock. This resulted in incremental stock-based compensation expense of $27.3 million on a pre-tax basis, amortized over the respective awards’ vesting terms.

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

In two performance grant Granting Actions, no reliable objective evidence points to a single specific date on which the number of shares comprising each stock option, the identity of all individuals entitled to receive each stock option and the exercise price had become final. Therefore, we have determined the date on which information concerning the grant was entered into our stock option database is the most reliable measurement date for calculating additional stock-based compensation expense under APB 25. The date on which information concerning the grant was entered into our stock option database was utilized as the measurement date for these performance grants covering 7.6 million shares of common stock. The market price of our common stock on the revised measurement date was higher than the option exercise price for one of these Granting Actions, and accordingly, we recorded incremental stock-based compensation expense of $27.5 million.

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

Options provided as inducements to employees of the acquired company to accept our offer of employment post-acquisition (“Target Employees”) were set forth and approved by our Board of Directors as part of the acquisition documents, or sometimes in related employment agreements and in one case were approved by the Compensation Committee prior to the acquisition but with an effective date specified as the date the key individual became an employee of Finisar. If the details concerning these grants were described in the acquisition agreements or in the related employment agreements approved prior to the closing date of the acquisition, we determined that the appropriate measurement date was the closing date of the respective acquisition. The evidence indicates that some of these option grants were originally recorded with a grant date that was different than the date specified in the respective acquisition agreements. We found that three grants required revised measurement dates because they were recorded on a date other than the date specified by the acquisition agreements or related employment agreements. The exercise price of the stock on two of these grants was lower on the recorded date than the fair market value of our common stock on the date specified in the particular acquisition agreement. This resulted in additional stock-based compensation expense of approximately $1.4 million (representing 1.2% of the total additional stock-based compensation expense recorded).

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

Director Grants

During the Review Period, grants made to our directors were approved by the Board of Directors at and recorded in the minutes of the Board of Directors, except for one Grant Date, when the grant was approved by resolution set forth in a UWC signed by all of the members of the Board of Directors. There were five grants to members of the Board of Directors, representing options to purchase 785,000 shares of our common stock, that were properly approved by the Board of Directors at meetings of the Board. None of these five grants required changes to the measurement date that resulted in the recordation of any additional stock-based compensation expense. Of these five grants, one Granting Action, representing grants made to two of our Board members, had a different grant date recorded in our stock option accounting database than the date on which the Board approved the grant; however, because the exercise price of the options recorded in the stock option accounting database was higher than the price on the correct grant date, no additional compensation expense resulted from this error. Unlike those revised grants we concluded should be subject to variable accounting, there was no repricing action taken by the approver, in this instance the Board of Directors, and the mistake appears to have been a clerical error made when the grant documentation was finalized. Accordingly, we have corrected the clerical error and recorded the grant date as the date the Board actually approved the grant, at the exercise price on the date of approval, and accordingly, no incremental stock-based compensation expense is incurred.

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

Fourteen grants to officers, representing options to purchase 10.8 million shares of our common stock, were properly approved during the Review Period, and required no change to the grant date. In one case, a grant to an officer was documented by UWC, but recorded in our stock option accounting database on a date other than the date the evidence indicates that final approval of the grant was made, resulting in the option having a lower exercise price than the fair market value of our common stock on the effective date. Unlike those revised grants we concluded should be subject to variable accounting, there was no repricing action taken by the approver, in this instance the Compensation Committee, and the mistake appears to have been a clerical error made when the grant documentation was finalized. Accordingly, we have corrected the clerical error made to the grant date as recorded in the stock option accounting database and the related grant documentation.

In one instance, a broad-based annual performance grant of options to purchase a total of 2,540,000 shares made in June 2000 by the Stock Plan Committee erroneously included grants of options to purchase an aggregate of 235,000 shares to three Section 16(b) officers (including our Chief Financial Officer). The Audit Committee has not located conclusive evidence that the three officer grants were separately approved by the Board of Directors or the Compensation Committee. Nonetheless, the Audit Committee considers these grants to be valid obligations of the Company. This grant was made shortly after the Board of Directors established the Stock Plan Committee. Based on the evidence, initially there was some confusion about the limits of the Chief Executive Officer’s authority, acting as the Stock Plan Committee, to make option grants, and the grantees had no reason to doubt his authority to make these grants. The measurement date for these options was revised along with the grants to non-officers in this performance Granting Action.

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

Option Exchange Program

On November 8, 2002, we announced a voluntary stock option exchange program for eligible option holders. Under the program, eligible holders of our options who elected to participate had the opportunity to tender for cancellation outstanding options in exchange for new options to be granted on a future date at least six months and one day after the date of cancellation. In order to participate in the exchange program, however, the employee had to tender all options granted within six months of the commencement of the offer (i.e., all options granted after May 7, 2002) for cancellation and replacement with new stock options. Members of our Board of Directors were not eligible to participate in the program. The option exchange program terminated on December 17, 2002 and the shares were cancelled the next day. As of that date, holders of options to purchase an aggregate of 11,816,890 shares of common stock tendered their shares for cancellation. On June 19, 2003, new options to purchase an aggregate of 11,144,690 shares of common stock were granted. Under the applicable accounting guidance, all unamortized deferred stock-based compensation expense related to cancelled options should be immediately expensed when the options are cancelled.

The Working Group verified that all options tendered in the exchange program were appropriately cancelled and replaced with new options that were granted six months and one day later. The Working Group also determined that none of the revisions to measurement dates of stock options as a result of the investigation caused any other grant dates to fall within the period that was six months prior to or following the cancellation date of the option exchange program. Accordingly, none of the option grants made as part of the option exchange program are subject to variable accounting as a result of revisions to measurement dates.

Of the options to purchase approximately 75.9 million shares of common stock for which we have revised the measurement date, 11.8 million options were cancelled as part of the option exchange program. Accordingly, of the $112.1 million additional stock-based compensation expense recorded as part of the restatement, $13.1 million was expensed in connection with the option exchange program concurrent with the cancellation of such options.

Summary of Stock-Based Compensation Adjustments

The impact on the consolidated statement of operations from recognizing stock-based compensation expense through April 30, 2006 resulting from the investigation is summarized as follows (in millions):

	Restatement Adjustments
	Gross	Stock-Based	Net
	Stock-Based	Compensation	Stock-Based	Payroll	Total	Income Tax	After-Tax
	Compensation	Capitalized to	Compensation	Tax	Pre-Tax	(Benefit)	Non-Cash
Fiscal Year Ended	Charge	Inventory	Charge	Charge	Charges	Provision	Charge
	(In thousands)

April 30, 2000	$5,416	$(124)	$5,292	$0	$5,292	$(2,112)	$3,180
April 30, 2001	27,160	(563)	26,597	175	26,772	(10,906)	15,866
April 30, 2002	31,780	(568)	31,212	22	31,234	13,018	44,252
April 30, 2003	24,482	835	25,317	3	25,320	—	25,320
April 30, 2004	13,087	72	13,159	(14)	13,145	—	13,145

Cumulative Effect at April 30, 2004	101,925	(348)	101,577	186	101,763	—	101,763

April 30, 2005	3,440	236	3,676	(55)	3,621	—	3,621
April 30, 2006	7,303	(484)	6,819	1,425	8,244	(134)	8,110

Total	$112,668	$(596)	$112,072	$1,556	$113,628	$(134)	$113,494

In addition to the $112.1 million recognized through fiscal 2006, $3.6 million of unamortized deferred compensation remained as of April 30, 2006. As required by SFAS 123R, which was adopted on May 1, 2006, the unamortized deferred compensation of $3.6 million has been reclassified to additional paid-in capital, along with the unamortized deferred compensation for stock options assumed from past acquisitions, in our consolidated balance sheet. Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123R on May 1, 2006, we recorded an additional $1.2 million cumulative benefit from a change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.

Impact of Judgments and Interpretations on Restatement Values

We reviewed evidence gathered through the investigation by the Investigation Team, together with additional work performed by the Working Group. Based on the relevant facts and circumstances, we applied the applicable accounting standards to determine whether the measurement date required adjustment. For all grants, we considered the best available evidence to determine the most appropriate measurement date. We reviewed the evidence available concerning each stock option grant and developed and documented a methodology, under the direction of the Audit Committee, to determine the most appropriate measurement date for financial accounting purposes for each previously granted stock option. We then used the software tool in the program used for our stock option accounting database to compute the revised stock-based compensation expense. The strongest evidence of the appropriate measurement date available for each Granting Action (i.e. when the essential actions necessary to grant the stock option were completed, including the final determination of the number of shares to be granted to each employee, the identity of the employee, and exercise price) was used as the correct measurement date to determine the market price of the option shares pursuant to APB 25 and its related interpretations. The specific circumstances surrounding each such grant were considered in determining the evidentiary level of support for a given grant measurement date.

We ranked the level of persuasiveness of each type of evidence. Written records, such as email messages, notes, spreadsheets and other information pertaining to specific grant dates, acquisition agreements and minutes of Board and Compensation Committee meetings were deemed to be the most persuasive. Based on this evidence, we selected dates that represent the earliest information available whereby both (1) the number of shares to which an individual employee is entitled as the option grant and (2) the option or purchase price, if any, are known with finality. Evidence was also considered reliable when it provided compelling support for the specific measurement date. Evidence was considered inconclusive when it suggested the possibility of an alternative measurement date, or dates, or range of dates, but insufficient documentary evidence was available to identify a specific date on which the Granting Actions were complete. We found objective reliable evidence on which to establish a measurement date for 89% of the total option shares awarded during the Review Period. These grants represent 49%, or $52.8 million, of the total non-cash stock-based compensation expense being recognized through April 30, 2006 as a result of the selection of revised measurement dates. For the remaining grants, representing $54.8 million of the total non-cash stock-based compensation expense being recognized through April 30, 2006, no contemporaneous documentary evidence was found to establish a new measurement date other than the date that the grant was entered into our stock option accounting database. Two Granting Actions, comprising $53.9 million, represent 98% of the total incremental stock-based compensation expense attributable to grants for which we used the date that data was entered into our stock option accounting database to establish the revised measurement date.

Where the evidence did not clearly support a specific measurement date, we selected the measurement date indicated by the best available evidence. However, when one or more potential alternative measurement dates or a range of dates were identified, significant judgment was applied in selecting a specific measurement date. In those cases, we also performed a sensitivity analysis to quantify the potential divergence in stock-based compensation expense associated with the alternative dates or ranges for such awards. In the sensitivity analysis, a date range was established indicating the earliest date on which the available evidence indicated that all essential actions necessary to grant the option could have been completed, including the final determination of the number of shares to be granted to each employee, the identity of the employee, and the exercise price. The endpoint in the range was the last date on which all essential actions necessary to grant the option could have been completed, which was often the date the grant was first entered into our stock option accounting database. An upper and lower stock-based compensation expense was then computed based upon the highest and lowest closing price of our common stock during this date range, and the results were compared to the stock-based compensation expense calculated using the date of grant selected by the Working Group for each Granting Action, based upon the best available evidence.

Based on our sensitivity analysis for all Granting Actions in the Review Period, a review or assessment of the judgments and interpretations applied to the various grants resulted in a possible range of pre-tax stock-based compensation expense of $97.5 million to $132.5 million had we selected an alternative measurement date. Our final conclusion resulted in $107.6 million in additional pre-tax stock-based compensation expense related to revised measurement dates. The following table reflects the range of stock-based compensation expense that would have been incurred at the high and low end of the sensitivity range, by grant type:

	# of
	Granting		Low End		High End
Grant Type	Actions	Shares	of Range	As Restated	of Range
			(In thousands)

Acquisition-Related
Assumed Options	12	1,591,133	$—	$—	$—
Target Employees	6	4,513,308	1,459	1,459	1,459

Total acquisition-related	18	6,104,441	1,459	1,459	1,459
Director	5	785,000	—	—	—
Officer	15	11,045,000	1,992	1,992	1,992
Performance	14	51,476,145	56,541	56,988	78,188
New Hire/Promotion	97	26,388,923	37,478	47,175	50,886
Option Exchange Program	2	11,144,690	—	—	—

Total	151	106,944,199	$97,470	$107,614	$132,525

Similar to the actual revised stock-based compensation expense, had we applied an alternative judgment to select the appropriate measurement dates, approximately 91% of the potentially higher or lower stock-based compensation expense determined by this sensitivity analysis would have been fully expensed by the end of our fiscal 2004. This is primarily attributable to (i) the fact that the intrinsic value of the revised option awards was greater in the early years of the Review Period, (ii) we used graded, or accelerated, amortization method to recognize stock-based compensation expense and (iii) as a result of the deferred compensation expense recognized upon the cancellation of options as part of our stock option exchange program in fiscal 2003.

Tax Impact of Restatement Items

In connection with the restatement of our consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The tax impact of the restatement for stock-based compensation expense reduced (increased) the tax provision for the fiscal years ended April 30, 2000, 2001, 2002, 2003, 2004, 2005 and 2006 by $2.1 million, $10.9 million, $(13.0) million, $0, $0, $0, and $134,000, respectively. As a result of the restated stock-based compensation expense our deferred tax assets attributable to stock-based compensation as of April 30, 2006 increased by $9.7 million with a corresponding increase in our tax valuation allowance.

We have determined that in connection with the additional stock-based compensation expense recorded as a result of the investigation, a related expense for payroll taxes should have been recorded. We have recorded this payroll tax expense in the period of exercise of the related option as a result of our obligation to withhold taxes upon the exercise of nonqualified stock options. Our employer’s liability for taxes is joint and several along with the employee. As applicable, a portion of the liability has been subsequently released in the periods the respective statute of limitation lapsed. We have recorded a charge to opening retained earnings for the 2005 fiscal year of $186,000 related to payroll taxes, an incremental payroll tax benefit of $55,000 in fiscal 2005 and a payroll tax expense of $1.4 million in fiscal 2006, resulting in a $1.6 million payroll tax liability at April 30, 2006. An additional $387,000 was recognized in fiscal 2007, resulting in a $2.0 million payroll tax liability at April 30, 2007.

Internal Revenue Code Section 162(m) limits the deductibility of compensation in excess of $1.0 million that is not performance-based and that is paid to the Chief Executive Officer and the four other named executive officers in our annual proxy statement. Stock-based compensation expense for non-qualified stock options (including incentive stock options deemed to be non-qualified as a result of any re-measurement) was assumed to be deductible at the time of exercise, subject to limitations under Section 162(m) and local country law. Based on our review of the option grants remeasured in connection with the investigation, no revised compensation expense, when considered in connection with any other non-performance based compensation, exceeded the limits imposed by 162(m).

Because virtually all holders of options issued by us were neither involved in nor aware of our accounting treatment of stock options, we have taken and intend to take actions to address certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws).We presently estimate that we will incur a liability to option holders of approximately $7.0 million, of which approximately $5.7 million will be recognized as additional stock compensation expense in future periods, with the remainder being recorded in additional paid-in capital as a cash settlement of a portion of the related option grants.

Impact on SFAS 123 Disclosure

As a consequence of the stock option adjustments discussed above, the compensation expense that we disclosed in our footnotes under the fair value method has been restated. We previously applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 and its related interpretations through our fiscal year ended April 30, 2006. For SFAS 123 pro forma disclosure purposes, stock-based compensation expense determined under the fair value method was adjusted to include the incremental expense resulting from the modifications to the measurement dates of affected options. During the investigation we also identified and corrected errors in certain valuation assumptions used in the Black-Scholes model to estimate the fair value of our grants under SFAS 123 in fiscal years prior to 2004. As a result of the incremental stock compensation expense arising from the modifications to the measurement dates and the corrections in the pre-2004 Black-Scholes valuation assumptions, our pro-forma stock-based compensation expense under the fair value method decreased

$185,000 and $2.7 million during the years ended April 30, 2006 and 2005, respectively. Beginning in our fiscal year ended April 30, 2007, we adopted SFAS 123R.

Restatements and Impact on the Consolidated Financial Statements

The following table summarizes the additional stock-based compensation expense recorded on an annual basis for the fiscal years ended April 30, 2000 through April 30, 2006 as a result of the investigation into our historical stock option grant practices and related issues. The table categorizes by type of grant and other adjustments detailed above that led to the determination that additional stock-based compensation should have been recorded (in thousands):

	Fiscal Year Ended April 30,
	2000	2001	2002	2003	2004	2005	2006	Total

Acquisition Related Grants	$—	$1,263	$2,013	$(1,914)	$364	$(254)	$(13)	$1,459
New Hire Grants	5,416	13,441	10,436	9,658	2,214	644	5,366	47,175
Director Grants	—	—	—	—	—	—	—	—
Officer Grants	—	1,157	889	281	(335)	—	—	1,992
Performance Grants	—	11,299	18,403	16,416	6,053	2,867	1,950	56,988

Total SBC Expense from Revised Measurement Dates	5,416	27,160	31,741	24,441	8,296	3,257	7,303	107,614
Leaves of Absence & Other Adjustments	—	—	39	41	4,791	183	—	5,054

Total Revised SBC Charges	5,416	27,160	31,780	24,482	13,087	3,440	7,303	112,668
Inventory Capitalization	(124)	(563)	(568)	835	72	236	(484)	(596)

Pre-Tax Non-Cash Charge	5,292	26,597	31,212	25,317	13,159	3,676	6,819	112,072
Payroll Tax Charge	—	175	22	3	(14)	(55)	1,425	1,556

Total Pre-Tax Charge	5,292	26,772	31,234	25,320	13,145	3,621	8,244	113,628
Income Tax (benefit)	(2,112)	(10,906)	13,018	—	—	—	(134)	(134)

Net SBC Expense Adjustment	$3,180	$15,866	$44,252	$25,320	$13,145	$3,621	$8,110	$113,494

Business Overview

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

Since October 2000, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

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

In connection with the grant of stock options to employees between August 1, 1998 and October 15, 1999, we recorded deferred stock compensation representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of these options at the date of grant. In connection with the assumption of stock options previously granted to employees of companies we acquired, we recorded deferred compensation representing the difference between the fair market value of our common stock on the date of closing of each acquisition and the exercise price of the unvested portion of options granted by those companies which we assumed. Deferred stock compensation is presented as a reduction of stockholder’s equity, with accelerated amortization recorded over the vesting period, which is typically three to five years. The amount of deferred stock compensation expense related to these grants steadily decreased over time and was fully amortized at the end of fiscal 2005. In fiscal 2007, we commenced a voluntary review of our historical stock option granting practices and related accounting, and recorded additional stock option related compensation expense for fiscal years ended April 30, 2000 through 2006.

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

Recent Acquisitions

Acquisition of Assets of Data Transit Corp.

On August 6, 2004, we completed the purchase of substantially all of the assets of Data Transit Corp. in exchange for a cash payment of $500,000 and the issuance of a convertible promissory note in the original principal amount of $16.3 million. Transaction costs totaled $682,000. The note was subsequently converted into an aggregate of 15,082,865 shares of our common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the second quarter of fiscal 2005.

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

Acquisition of I-TECH Corp.

On April 8, 2005, we completed the acquisition of I-TECH Corp., a privately-held network test and monitoring company. The acquisition agreement provided for the merger of I-TECH with a wholly-owned subsidiary of Finisar and the issuance by Finisar to the sole holder of I-TECH’s common stock of convertible promissory notes in the aggregate principal amount of approximately $12.1 million. During fiscal 2006, we issued 10,107,550 shares of common stock upon the conversion of all of the principal and interest on these notes. The results of operations of I-TECH (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2005.

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

Acquisition of AZNA LLC

On March 26, 2007, we completed the acquisition of AZNA LLC (“AZNA”), a privately-held company located in Wilmington, Massachusetts for a purchase price of $19.7 million, consisting of convertible promissory notes in the aggregate principal amount of $17.0 million and cash of $2.7 million. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2007.

Acquisition of Kodeos Communications, Inc.

On April 11, 2007, we completed the acquisition of Kodeos Communications, Inc., a privately-held company located in South Plainfield, New Jersey for $7.4 million in cash, with additional consideration of up to $3.5 million in cash payable to holders of certain equity interests contingent on technical and financial performance. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2007.

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to out critical accounting policies during the fiscal year ended April 30, 2007 compared to prior years, except for the adoption of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”).

Share-Based Payments

Restatement of Consolidated Financial Statements

In calculating the amount of incremental share-based compensation expense to record, we made certain interpretations and assumptions and drew certain conclusions from and regarding the independent investigation findings by the Audit Committee. There is the risk that the interpretations and assumptions we made could be disputed by others after the fact or that we did not draw the correct conclusions from the findings. There is a further risk that the investigation findings themselves were inaccurate or incomplete. All of these risks are particularly acute as to grants for which there was inconclusive evidence to support the grant measurement date. Where we had incomplete documentation, we considered the guidance provided in a letter provided by the SEC’s Chief Accountant to Lawrence Salva, Chairman, Committee on Corporate Reporting, Financial Executives International and Sam Ranzilla, Chairman, Center for Public Company Audit Firms, American Institute of Certified Public Accountants dated September 19, 2006. Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

For grants with inconclusive evidence of a measurement date, we performed a sensitivity analysis to determine the potential accounting impact of alternative measurement dates. The sensitivity analysis showed that a decision by us to select an alternative measurement date in some cases would have made the restated compensation expense higher and in some cases would have made the restated compensation expense lower. This analysis resulted in a possible range of pre-tax share-based compensation cost of $97.5 million to $132.5 million, as compared with our final conclusion of $107.6 million in additional pre-tax expense for grants with revised measurement dates. The possible range of pre-tax share-based compensation cost by year based on the sensitivity analysis is as follows:

	Sensitivity Analysis
	Low	Actual	High
Fiscal Year Ended	Estimate	Adjustment	Estimate
	(In thousands)

April 30, 2000	$3,769	$5,416	$5,587
April 30, 2001	23,958	27,160	28,353
April 30, 2002	29,410	31,741	43,461
April 30, 2003	22,455	24,441	33,375
April 30, 2004	7,790	8,296	9,866
April 30, 2005	2,881	3,257	4,211
April 30, 2006	7,207	7,303	7,672

Total	$97,470	$107,614	$132,525

Adoption of FAS 123R

On May 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. Prior to that date, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-based Compensation (“SFAS 123”). In accordance with APB 25 no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, share-based compensation expense recognized in our consolidated statement of operations for the year ended April 30, 2007 includes (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation expense for all grants made prior to the adoption of SFAS 123R that are expected-to-vest will continue to be recognized using the graded amortization attribution method; all grants subsequent to the adoption of SFAS 123R will be recognized using the straight-line attribution method, provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. In our stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred. Upon adoption of SFAS 123R on May 1, 2006, we adjusted retained earnings by approximately $1.2 million. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents our estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to May 1, 2006 are forfeited. The results for the prior periods have not been restated for the adoption of SFAS 123R consistent with the provisions of the accounting standard.

As a result of adopting SFAS 123R in the year ended April 30, 2007, our net loss in fiscal 2007 is $9.2 million higher than if we had continued to account for share-based compensation under APB 25 as we did in the comparable prior year period. Basic and diluted loss per share for the year ended April 30, 2007 was lower by $0.03 than if we had not adopted SFAS 123R. We have not recognized, and do not expect to recognize in the near future, any tax benefit related to employee stock based compensation cost as a result of the full valuation allowance on our net deferred tax assets and our net operating loss carryforwards. Total compensation cost capitalized in inventory was $410,000 as of April 30, 2007. Share-based compensation cost of $6.8 million and $3.7 million was recognized in accordance with APB 25 for the years ended April 30, 2006 and 2005, respectively.

Share-based compensation recognized in the financial statements by line item caption is as follows (dollars in thousands):

	Years Ended April 30
	2007	2006	2005
		(As restated)	(As restated)

Cost of revenues	$3,517	$2,597	$1,251
Research and development	3,969	1,936	1,448
Sales and marketing	1,956	1,014	669
General and administrative	2,379	1,272	308

Total share-based compensation expense	$11,821	$6,819	$3,676

	As of April 30,
	2007	2006	2005

Share-based compensation cost capitalized in inventory	$410	$596	$112

In accordance with FAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the weighted average assumptions noted in the table in Note 16 of the notes to the consolidated financial statements. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock.

For options granted prior to May 1, 2006, and valued (on a pro forma basis) in accordance with FAS 123, the expected volatility used to estimate the fair value of the options was based solely on the historical volatility on our stock.

For options granted after April 30, 2006, and valued in accordance with FAS 123R, the expected volatility used to estimate the fair value of the options was based on the historical volatility of our stock; we used the straight-line method for expense attribution and we estimate forfeitures and only recognize expense for those shares expected to vest. Our estimated forfeiture rate in fiscal 2007, based on our historical forfeiture experience, is approximately 17%.

The Black-Scholes-Merton option valuation model requires the input of highly subjective assumptions, including the expected life of the share-based award and stock price volatility. The assumptions used in calculating the fair value of share-based compensation represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our share-based compensation expense could have been materially different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.

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

At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our standard warranty period usually extends 12 months from the date of sale although it can extend for longer periods of three to five years for certain products sold to certain customers. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be overstated.

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

Significant differences between our estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for our products and actual timing, volume and demand mix may result in additional write-offs in the future, or additional usage of previously written-off inventory in future periods for which we would benefit from a reduced cost of revenues in those future periods.

Investment in Equity Securities

For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2007, the carrying value of these investments totaled $11.3 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

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

The facilities consolidation charges were calculated using estimates that were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. As of April 30, 2007, $898,000 of committed facilities payments remains accrued and are expected to be fully utilized by fiscal 2011.

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

During the fourth quarters of fiscal 2005, 2006 and 2007, we performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required. At April 30, 2007 our investment in goodwill and intangible assets was $123.8 and $24.0 million, respectively.

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

During the second quarter of fiscal 2005, we determined that the remaining intangible assets related to certain purchased passive optical technology, acquired from New Focus, Inc. in May 2002, were obsolete, and had a fair value of zero. Accordingly, an impairment charge of $3.7 million was recorded against the remaining net book value of these assets during that quarter.

During the second quarter of fiscal 2006, we determined that there had been an impairment in the value of intangible assets associated with certain products acquired in the acquisition of Genoa Corporation in April 2003 and in the acquisition of Transwave Fiber Inc. in May 2001, and we recorded an impairment charge of $853,000 related to these assets.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2007	2006	2005
		As restated	As restated

Revenues
Optical subsystems and components	91.1%	89.5%	86.0%
Network test and monitoring systems	8.9	10.5	14.0

Total revenues	100.0	100.0	100.0
Cost of revenues	64.6	68.7	73.7
Amortization of acquired developed technology	1.4	4.9	7.9
Impairment of acquired developed technology	—	0.2	1.3

Gross profit	34.0	26.2	17.1

Operating expenses:
Research and development	15.4	14.9	22.9
Sales and marketing	8.6	9.1	10.8
General and administrative	8.5	8.5	8.4
Amortization of (benefit from) deferred stock compensation	—	—	0.1
Acquired in-process research and development	1.4	—	0.6
Amortization of purchased intangibles	0.4	0.5	0.4
Impairment of tangible assets	—	—	6.6
Restructuring costs	—	0.8	0.1
Other acquisition costs	—	—	—

Total operating expenses	34.3	33.8	49.9

Loss from operations	(0.4)	(7.6)	(32.8)
Interest income	1.5	0.9	0.9
Interest expense	(3.8)	(4.3)	(5.2)
Loss on convertible debt exchange	(7.6)	—	—
Other income (expense), net	(0.2)	2.6	(4.5)

Loss before income taxes and cumulative effect of change in accounting principle	(10.5)	(8.4)	(41.6)
Provision for income taxes	0.6	0.7	0.3

Loss before cumulative effect of change in accounting principle	(11.1)	(9.1)	(41.9)
Cumulative effect of adoption of accounting principle, net of tax	0.3	—	—

Net loss	(10.8)%	(9.1)%	(41.9)%

Comparison of Fiscal Years Ended April 30, 2007 and 2006

Revenues.  Revenues increased $54.3 million, or 14.9%, to $418.5 million in fiscal 2007 compared to $364.3 million in fiscal 2006. Sales of optical subsystems and components and network test and monitoring systems represented 91.1% and 8.9%, respectively, of total revenues in fiscal 2007, compared to 89.5% and 10.5%, respectively, in fiscal 2006.

Optical subsystems and components revenues increased $55.3 million, or 17.0%, to $381.3 million in fiscal 2007 compared to $326.0 million in fiscal 2006. Of the total increase in optical subsystems and components revenues, sales of products for short distance LAN/SAN applications increased $28.1 million, or 14.1%, and sales of products for MAN and telecom applications increased $27.2 million, or 21.5%. The increase in revenues from the sale of these products was primarily the result of an increase in the volume of units sold to new and existing customers.

Network test and monitoring systems revenues decreased $1.1 million, or 2.7%, to $37.3 million in fiscal 2007 compared to $38.3 million in fiscal 2006. The decrease in revenues was primarily due to a decrease in demand resulting from a product lifecycle transition as OEM system manufacturers complete their transition from 4Ghz to 6-8Ghz models.

Amortization of Acquired Developed Technology.  Amortization of acquired developed technology, a component of cost of revenues, decreased $11.7 million, or 66.0%, in fiscal 2007 to $6.0 million compared to $17.7 million in fiscal 2006. The decrease reflects the impairment charges recorded in fiscal 2006 and 2005 as well as the roll-off of certain fully amortized assets during fiscal 2007.

Impairment of Acquired Developed Technology.  Impairment of acquired developed technology, a component of cost of revenues, decreased from $853,000 in fiscal 2006 to $0 in fiscal 2007. The fiscal 2006 charges reflected the write off of technology for the linear optical amplifier product acquired with our acquisition of the assets of Genoa Corporation in April 2003 and technology related to the broadband lightsource product acquired with our acquisition of Transwave Fiber Inc., in May 2001. Each of these products was discontinued during the second quarter of fiscal 2006.

Gross Profit.  Gross profit increased $46.7 million, or 48.8%, to $142.3 million in fiscal 2007 compared to $95.6 million in fiscal 2006. Gross profit as a percentage of total revenue was 34.0% in fiscal 2007 compared to 26.2% in fiscal 2006. We recorded reserve charges of $12.1 million for obsolete and excess inventory in fiscal 2007 and $9.3 million in fiscal 2006. We sold inventory that was reserved in previous periods resulting in a benefit of $4.1 million in fiscal 2007 and $3.6 million in fiscal 2006. As a result, we recognized a net non-cash reserve charge of $8.0 million in fiscal 2007 compared to $5.7 million in fiscal 2006. Manufacturing overhead includes non-cash stock-based compensation expense of $3.5 million in fiscal 2007 and $2.6 million in fiscal 2006. Excluding the amortization and impairment of acquired developed technology, the net impact of excess and obsolete inventory reserve charges and stock-based compensation expense, gross profit would have been $159.8 million, or 38.2% of revenue, in fiscal 2007, compared to $121.6 million, or 33.4% of revenue in fiscal 2006. The increase in adjusted gross profit margin was primarily due to the 14.9% increase in revenue driven by increases in unit volume with no increase in manufacturing spending coupled with decreases in material costs. Manufacturing overhead costs included duplicate manufacturing facility costs of $1.0 million in fiscal 2007 and $2.8 million in fiscal 2006 at our Advanced Optical Components Division as a result of our move to a new manufacturing facility in Texas, accelerated depreciation charges of $1.7 million in fiscal 2006 for abandoned leasehold improvements and equipment, and $1.3 million of severance related charges in fiscal 2006, all of which adversely impacted our gross profit margin.

Research and Development Expenses.  Research and development expenses increased $10.1 million, or 18.6%, to $64.6 million in fiscal 2007 compared to $54.4 million in fiscal 2006. The increase was primarily due to increased personnel related spending, project materials and new product related scrap related to the development of new higher data rate transceiver products. Included in research and development expenses in fiscal 2006 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses include non-cash stock-based compensation expense of $4.0 million in fiscal 2007 and $1.9 million in fiscal 2006. Research and development expenses as a percent of revenues increased to 15.4% in fiscal 2007 compared to 14.9% in fiscal 2006.

Sales and Marketing Expenses.  Sales and marketing expenses increased $3.0 million, or 9.0%, to $36.1 million in fiscal 2007 compared to $33.1 million in fiscal 2006. The increase in sales and marketing expenses was primarily due to personnel related costs required to support our revenue growth. Sales and marketing expenses include non-cash stock-based compensation expense of $1.9 million in fiscal 2007 and $1.0 million in fiscal 2006. Sales and marketing expenses as a percent of revenues decreased to 8.6% in fiscal 2007 compared to 9.1% in fiscal 2006.

General and Administrative Expenses.  General and administrative expenses increased $4.8 million, or 15.5%, to $35.6 million in fiscal 2007 compared to $30.9 million in fiscal 2006. The increase was primarily due to professional services expense of $5.5 million related to the investigation of our historical stock option granting practices. General and administrative expenses include non-cash stock-based compensation expense of $2.4 million in fiscal 2007 and $1.3 million in fiscal 2006. Also included in general and administrative costs in fiscal 2006 were accelerated depreciation charges of $130,000 related to abandoned equipment, accelerated amortization charges of $648,000 related to abandoned patents, and $237,000 for reduction in force. General and administrative expenses as a percent of revenues increased to 8.5% in fiscal 2007 compared to 8.5% in fiscal 2006.

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses were $5.8 million in fiscal 2007, compared to $0 in fiscal 2006. The fiscal 2007 IPR&D charges were related to the fourth quarter acquisitions of AZNA LLC and Kodeos Communications Inc.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles increased $67,000, or 3.8%, to $1.8 million in fiscal 2007 compared to $1.7 million in fiscal 2006. The slight increase was due to purchased intangibles related to our acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007.

Restructuring Costs.  During the second quarter of fiscal 2006, we completed the consolidation of our Northern California facilities. The restructuring charges included the remaining value of non-cancelable lease obligations of $2.8 million for our abandoned corporate office located in Sunnyvale and a portion of our facility in Scotts Valley and moving costs of $290,000.

Interest Income.  Interest income increased $2.7 million, or 78.2%, to $6.2 million in fiscal 2007 compared to $3.5 million in fiscal 2006. The increase was primarily the result of increasing investment balances and rising interest rates during fiscal 2007.

Interest Expense.  Interest expense increased $202,000, or 1.3%, to $16.0 million in fiscal 2007 compared to $15.8 million in fiscal 2006. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. Interest expense related to these notes was $13.8 million and $13.5 million in fiscal 2007 and 2006, respectively, of which, $4.8 million and $4.5 million respectively, represented the amortization of the beneficial conversion feature of these notes.. In fiscal 2007, $84,000 of interest expense was related to convertible promissory notes issued in connection with our acquisition of AZNA and the financing liability recorded as a result of the sale-leaseback of one of our corporate facilities. In fiscal 2006, $2.3 million of interest expense was related to convertible promissory notes issued in connection with our acquisitions of Data Transit and I-TECH, a minority investment in Cyoptics and a financing liability recorded as a result of the sale-leaseback of one of our corporate facilities. The principal and interest balances associated with the Data Transit, I-TECH and Cyoptics notes were converted into shares of our common stock in fiscal 2006.

Loss on Convertible Debt Exchange.  In fiscal 2007, we exchanged $100 million of our 2 1/2% convertible subordinated notes due in 2010 for $100 million of new 2 1/2% convertible senior subordinated notes also due in 2010. Among other features, the new notes eliminated a put option that would have allowed the holders to require the redemption of the debt on October 15, 2007 for cash or shares. As a result of the exchange, we recorded a non-cash charge for the extinguishment of the original notes of $31.6 million in fiscal 2007.

Other Income (Expense), Net.  Other income (expense), net, consisted of a net expense of $724,000 in fiscal 2007 compared to income of $9.3 million in fiscal 2006. In the third quarter of fiscal 2006, we recorded a gain of $11.0 million on the sale of a minority equity investment. Except for the gain in fiscal 2006, other expense primarily consists of non-cash amortization of subordinated loan costs.

Provision for Income Taxes.  We recorded an income tax provision of $2.8 million for fiscal 2007 compared to $2.4 million for fiscal 2006. The income tax provision in fiscal 2007 and 2006 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either fiscal 2007 or 2006. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

Cumulative effect of adoption of SFAS 123R.  Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123R on May 1, 2006, we recorded an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.

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

Gross Profit.  Gross profit increased $47.5 million, or 98.9%, to $95.6 million in fiscal 2006 compared to $48.0 million in fiscal 2005. Gross profit as a percentage of total revenue was 26.2% in fiscal 2006 compared to 17.1% in fiscal 2005. We recorded charges of $9.3 million for obsolete and excess inventory in fiscal 2006 and $11.3 million in fiscal 2005. We sold inventory that was written-off in previous periods resulting in a benefit of $3.6 million in fiscal 2006 and $9.3 million in fiscal 2005. As a result, we recognized a net charge of $5.7 million in fiscal 2006 compared to $2.0 million in fiscal 2005. Manufacturing overhead includes non-cash stock-based compensation expense of $2.6 million in fiscal 2006 and $1.3 million in fiscal 2005. Excluding the amortization and impairment of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation expense, gross profit would have been $122.4 million, or 33.6% of revenue, in fiscal 2006, compared to $77.2 million, or 27.5% of revenue in fiscal 2005. The increase in adjusted gross profit margin was primarily due to the 29.7% increase in revenue driven by increases in unit volume compared to an increase in manufacturing spending of 17.8% combined with decreases in material costs. Manufacturing overhead in fiscal 2006 included accelerated depreciation charges of $1.7 million for abandoned leasehold improvements and equipment and duplicate manufacturing facility costs of $2.8 million at our Advanced Optical Components

Division as a result of our move to a new manufacturing facility in Texas which adversely impacted our gross profit margin.

Research and Development Expenses.  Research and development expenses decreased $9.8 million, or 15.3%, to $54.4 million in fiscal 2006 compared to $64.2 million in fiscal 2005. The decrease was primarily due to $5.5 million in reductions in spending for materials used to develop new products, $2.7 million in reductions in temporary labor and consulting services, and $913,000 in reductions in facility and corporate allocations as a result of corporate cost reductions. Research and development expense include non-cash stock-based compensation expense of $2.0 million in fiscal 2006 and $1.4 million in fiscal 2005. Also included in research and development expenses in fiscal 2006 were charges of $1.9 million related to abandoned leasehold improvements and equipment. Research and development expenses as a percent of revenues decreased to 14.9% in fiscal 2006 compared to 22.9% in fiscal 2005.

Sales and Marketing Expenses.  Sales and marketing expenses increased $2.7 million, or 8.8%, to $33.1 million in fiscal 2006 compared to $30.5 million in fiscal 2005. The increase in sales and marketing expenses was primarily due to a $1.2 million increase in personnel-related costs and a $1.6 million increase in commission expense as a result of increased revenues, offset by reductions in marketing costs. Sales and marketing expense include non-cash stock-based compensation expense of $1.0 million in fiscal 2006 and $668,000 in fiscal 2005. Sales and marketing expenses as a percent of revenues decreased to 9.1% in fiscal 2006 compared to 10.8% in fiscal 2005.

General and Administrative Expenses.  General and administrative expenses increased $7.2 million, or 30.3%, to $30.9 million in fiscal 2006 compared to $23.7 million in fiscal 2005. The increase was primarily due to an increase in legal expense of $2.5 million as a result of patent related litigation. Personnel related costs increased $1.7 million, including $237,000 for reduction in force related expenses, and our allowance for aged receivables based on a formula used to quantify receivables that might not be collectable increased $1.1 million primarily as a result of higher revenues, although actual bad debt write-offs were less than $100,000 in fiscal 2006. Also included in general and administrative costs in fiscal 2006 were accelerated depreciation charges of $130,000 related to abandoned equipment and accelerated amortization charges of $648,000 related to abandoned patents. General and administrative expenses include non-cash stock-based compensation expense of $1.3 million in fiscal 2006 and $308,000 in fiscal 2005. General and administrative expenses as a percent of revenues remained 8.5% in fiscal 2006 and 8.4% in fiscal 2005.

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

Provision for Income Taxes.  We recorded an income tax provision of $2.4 million for fiscal 2006 compared to $856,000 for fiscal 2005. The income tax provision in fiscal 2006 and 2005 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either fiscal 2006 or 2005. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

Liquidity and Capital Resources

At April 30, 2007, cash, cash equivalents and “available-for-sale” investments totaled $132.5 million compared to $118.8 million at April 30, 2006. Restricted securities, used to secure future interest payments on our convertible debt were $625,000 at April 30, 2007 compared to $5.5 million at April 30, 2006. At April 30, 2007, total short and long term debt was $267.6 million, compared to $247.8 million at April 30, 2006. The increase in debt during fiscal 2007 was primarily due to the issuance of convertible promissory notes in connection with our acquisition of AZNA.

Net cash provided by operating activities totaled $29.0 million in fiscal 2007, compared to cash used of $1.6 million in fiscal 2006 and $28.0 million in fiscal 2005. Cash provided by operating activities in fiscal 2007 was primarily a result of operating losses adjusted for non-cash related items. Working capital uses of cash in fiscal 2007 included cash inflows of $9.9 million offset by outflows of $22.3 million. Cash inflows were primarily due to a $3.8 million increase in accounts payable, a $2.4 million decrease in account receivable, and a $2.2 million increase in deferred income taxes. The increase in accounts payable was primarily due to increases in the dollar volume of payments as a result of increased unit volumes over the prior year and timing of payments. The decrease in accounts receivable was primarily due to the sale of receivables, partially offset by increase in revenues. The increase in deferred income taxes was primarily due to the book and tax differences associated with the amortization of goodwill related to certain asset acquisitions. Cash outflows were primarily due to an $17.4 million increase in inventories, a $6.2 million increase in other assets, and a $700,000 decrease in accrued compensation. The increases in inventories was due to increases in revenues and unit volume. The increase in other assets was primarily due to investments in our patent portfolio. The decrease in accrued compensation was primarily due to lower commission accrual.

Net cash used in investing activities totaled $38.0 million in fiscal 2007, compared to cash provided by investing activities of $12.8 million in fiscal 2006, and cash used in investing activities of $27.9 million in fiscal 2005. Cash provided by investing activities in fiscal 2007 was $6.7 million, offset by cash used in investing activities of $44.7 million. Cash provided by investing activities in fiscal 2007 primarily consisted of maturity of restricted securities of $5.0 million and proceeds from the sale of property and equipment of $1.7 million. The use of cash in investing activities in fiscal 2007 was primarily related to our acquisitions of AZNA LLC and Kodeos Communications, Inc., purchases of equipment for our manufacturing facility in Malaysia to support increased production volumes and net purchases of short-term investments of $11.7 million. Cash provided by investing activities in fiscal 2006 primarily consisted of proceeds of $11.0 million received from the sale of a minority investment and net sales of short-term investments of $17.4 million. The use of cash in investing activities in fiscal 2006 was primarily due to purchases of equipment and facility improvements in Malaysia to support increased production volumes, the acquisition of InterSAN, Inc. and the acquisition of certain assets of Big Bear Networks.

Net cash provided by financing activities was $1.8 million in fiscal 2007, compared to $22.7 million in fiscal 2006 and $15.5 million in fiscal 2005. Cash provided by financing activities in fiscal 2007 primarily consisted of proceeds of $4.1 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan offset by repayments of an equipment loan by our bank. Cash provided by financing activities in fiscal 2006 primarily consisted of $9.9 million in proceeds from the equipment loan and proceeds of $14.0 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan. Cash provided by financing activities in fiscal 2005 included $12.9 million in proceeds from the sale-leaseback of one of our corporate offices and proceeds of $2.5 million from the exercise of stock options, offset by repayments of borrowings on our convertible notes.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may require additional financing to fund our operations in the future, including the repayment of our outstanding convertible subordinated notes. The volatility in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

At April 30, 2007, we had contractual obligations of $346.9 million as shown in the following table (in thousands):

		Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Short-term debt	1,897	$1,897	$—	$—	$—
Long-term debt	5,638	—	4,145	1,493	—
Convertible debt	267,200	66,950	100,250	100,000	—
Interest on debt	18,695	9,346	8,066	1,283	—
Lease commitment under sale-leaseback agreement	45,474	3,096	6,403	6,695	29,280
Operating leases	5,174	2,275	2,553	346	—
Purchase obligations	2,798	2,798	—	—	—

Total contractual obligations	$346,876	$86,362	$121,417	$109,817	$29,280

Short-term debt consists of $1.9 million representing the current portion of a note payable to a financial institution.

Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $5.6 million.

Convertible debt consists of two series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $100.0 million due October 15, 2010. The two series of convertible subordinated notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The two series of notes are redeemable by us, in whole or in part, after October 15, 2004 and October 15, 2007, respectively. The convertible senior subordinated notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a rate equal to approximately 305 shares of common stock per $1,000 principal of the notes, subject to adjustment in certain circumstances. However, the convertible senior subordinated notes contain provisions known as net share settlement which require that, upon conversion of the notes, we will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of our common stock. Annual interest payments on the convertible subordinated notes are approximately $9.0 million annually. Convertible notes also include two convertible promissory notes in the aggregate principal amount of approximately $17.0 million that were issued as in connection with the AZNA acquisition. The convertible promissory notes are payable, at our option, in cash or shares of our common stock.

Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.

The lease commitment under sale-leaseback agreement includes the principal amount of $12.0 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.

Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.8 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2007.

On November 1, 2007, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement, although, the bank has waived the SEC filing requirement covenant until the Company is current with its filing requirements. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at April 30, 2007 totaled $11.3 million.

Off-Balance-Sheet Arrangements

At April 30, 2007 and April 30, 2006, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Pending Adoption of New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently in the process of determining the impact of adopting the provisions of SFAS 157 on our financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. We believe that the adoption of SFAS 159 will not have a material effect on our financial statements.

Accounting for Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of April 30, 2006. We believe that the adoption of FSP 143-1 will not have a material effect on our financial statements.

Accounting for Income Taxes

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for the fiscal years beginning after December 15, 2006 for all public companies. Accordingly, we were required to adopt FIN 48 as of May 1, 2007. The adoption of FIN 48 will not have a material impact on our consolidated financial statements.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $237,000 in fiscal 2007, $2.1 million in fiscal 2006, and $1.8 million in fiscal 2005, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were no impairment losses on these assets during fiscal 2007 or 2006. We recognized impairment on these assets of $10.0 million in fiscal 2005. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2007 (in thousands):

	Fiscal Years Ended April 30,				Fair
			2010 and		Market
	2008	2009	Thereafter	Total Cost	Value

Assets
Available-for-sale debt securities	$68,078	$8,182	$2,510	$78,770	$78,670
Average interest rate	3.09%	4.36%	5.20%
Restricted securities	$625	$—	$—	$625	$625
Average interest rate	0.00%
Liabilities
Long-term debt:
Fixed rate	$—	$100,250	$—	$100,250	$99,248
Average interest rate		5.25%
Fixed rate	$—	$—	$50,000	$50,000	$61,970
Average interest rate			2.50%
Fixed rate	$—	$—	$100,000	$100,000	$123,941
Average interest rate			2.50%

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

We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2007 and April 30, 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007 (2006 and 2005, restated). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2007 and 2006 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2007 (2006 and 2005, restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements as of April 30, 2006 and for the years ended April 30, 2006 and 2005 to correct for errors in share-based compensation and related tax effects.

As discussed in Note 3 to the consolidated financial statements, on May 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, using the modified-prospective-transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 3, 2007 expressed an unqualified opinion thereon

/s/  Ernst & Young LLP

San Jose, California
December 3, 2007

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2007	2006
		(As restated)
		(note 2)
	(In thousands except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$56,106	$63,361
Short-term investments	56,511	33,507
Restricted investments, short-term	625	3,705
Accounts receivable, net of allowance for doubtful accounts of $1,607 and $2,198 at April 30, 2007 and 2006	55,969	57,388
Accounts receivable, other	7,752	8,963
Inventories	77,670	53,570
Prepaid expenses	4,553	4,112

Total current assets	259,186	224,606
Long-term investments	19,855	21,918
Property, plant and improvements, net	84,071	82,225
Restricted investments, long-term	—	1,815
Purchased technology, net	18,351	14,972
Other purchased intangible assets, net	5,647	4,184
Goodwill, net	128,949	124,532
Minority investments	11,250	15,093
Other assets	19,363	17,125

Total assets	$546,672	$506,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,187	$34,221
Accrued compensation	10,550	10,932
Other accrued liabilities	12,590	13,129
Deferred revenue	5,473	5,070
Current portion of other long-term liabilities	2,255	2,333
Convertible notes	66,950	—
Non-cancelable purchase obligations	2,798	1,209

Total current liabilities	140,803	66,894
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $7,184 and $11,975 at April 30, 2007 and 2006	193,066	238,275
Other long-term liabilities	21,042	21,253
Deferred income taxes	6,090	3,919

Total long-term liabilities	220,198	263,447
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2007 and 2006
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,632,366 shares issued and outstanding at April 30, 2007 and 305,512,111 shares issued and outstanding at April 30, 2006	309	306
Additional paid-in capital	1,529,322	1,487,464
Deferred stock compensation	—	(3,616)
Accumulated other comprehensive income	11,162	1,698
Accumulated deficit	(1,355,122)	(1,309,723)

Total stockholders’ equity	185,671	176,129

Total liabilities and stockholders’ equity	$546,672	$506,470

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2007	2006	2005
		(As restated)	(As restated)
		(note 2)	(note 2)
	(In thousands, except per share data)

Revenues
Optical subsystems and components	$381,263	$325,956	$241,582
Network test and monitoring systems	37,285	38,337	39,241

Total revenues	418,548	364,293	280,823
Cost of revenues	270,272	250,186	206,836
Amortization of acquired developed technology	6,002	17,671	22,268
Impairment of acquired developed technology	—	853	3,656

Gross profit	142,274	95,583	48,063

Operating expenses:
Research and development	64,559	54,412	64,232
Sales and marketing	36,122	33,144	30,456
General and administrative	35,641	30,864	23,684
Amortization of deferred stock compensation	—	—	162
Acquired in-process research and development	5,770	—	1,558
Amortization of purchased intangibles	1,814	1,747	1,104
Impairment of tangible assets	—	—	18,798
Restructuring costs	—	3,064	287

Total operating expenses	143,906	123,231	140,281
Loss from operations	(1,632)	(27,648)	(92,218)

Interest income	6,204	3,482	2,396
Interest expense	(16,044)	(15,842)	(14,468)
Loss on convertible debt exchange	(31,606)	—	—
Other income (expense), net	(724)	9,346	(12,582)

Loss before income taxes and cumulative effect of change in accounting principle	(43,802)	(30,662)	(116,872)
Provision for income taxes	2,810	2,367	856

Loss before cumulative effect of change in accounting principle	(46,612)	(33,029)	(117,728)
Cumulative effect of accounting change in accounting principle, net of taxes	(1,213)	—	—

Net loss	$(45,399)	$(33,029)	$(117,728)

Net loss per share — basic and diluted:
Before cumulative effect of change in accounting principle	$(0.15)	$(0.11)	$(0.51)
Cumulative effect of accounting change in accounting principle	$0.00	$—	$—

Net loss per share — basic and diluted	$(0.15)	$(0.11)	$(0.51)

Shares used in computing net loss per share — basic and diluted	307,804	290,518	232,210

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Notes		Other
			Additional	Receivable	Deferred	Comprehensive		Total
	Common Stock		Paid-in	from	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at April 30, 2004, as previously reported	222,531,335	$222	$1,259,759	$(481)	$(162)	$710	$(1,057,203)	$202,845
Cumulative effect of restatement (see note 2)		—	112,309		(10,384)		(101,763)	162
Balance at April 30, 2004, restated (note 2)	222,531,335	222	1,372,068	(481)	(10,546)	710	(1,158,966)	203,007
Stock-based compensation expense related to Note 2	—	—	(2,120)	—	5,738	—	—	3,618
Issuance of common stock for completion of milestones related to acquisition of
Transwave	144,806	—	256	—	—	—	—	256
Issuance of common stock related to acquisition of certain assets	34,000,000	34	52,462	—	—	—	—	52,496
Exercise of warrants, stock options, net of repurchase of unvested shares	1,654,422	2	1,452	14	—	—	—	1,468
Issuance of common stock through employee stock purchase plan	600,715	1	1,015	—	—	—	—	1,016
Payments received on stockholder notes receivable	—	—	—	467	—	—	—	467
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(465)	—	(465)
Foreign currency translation adjustment	—	—	—	—	—	136	—	136
Net loss	—	—	—	—	—	—	(117,728)	(117,728)

Comprehensive loss								(118,057)

Balance at April 30, 2005, restated (note 2)	258,931,278	$259	$1,425,133	—	$(4,808)	$381	$(1,276,694)	$144,271

Stock-based compensation expense related to Note 2			6,111		1,192			7,303
Issuance of common stock of conversion of convertible notes	28,785,022	$29	33,476	—	—	—	—	33,505
Issuance of common stock related to acquisition of InterSan	7,132,229	7	8,809	—	—	—	—	8,816
Exercise of warrants, stock options, net of repurchase of unvested shares	9,434,333	10	12,849	—	—	—	—	12,859
Issuance of common stock through employee stock purchase plan	1,229,249	1	1,086	—	—	—	—	1,087
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(80)	—	(80)
Foreign currency translation adjustment	—	—	—	—	—	1,397	—	1,397
Net loss	—	—	—	—	—	—	(33,029)	(33,029)

Comprehensive loss								(31,712)

Balance at April 30, 2006, restated (note 2)	305,512,111	$306	$1,487,464	—	$(3,616)	$1,698	$(1,309,723)	$176,129

Stock-based compensation expense related to Note 2			(3,616)		3,616			—
Exercise of warrants, stock options, net of repurchase of unvested shares	2,260,837	2	3,637	—	—	—	—	3,639
Issuance of common stock through employee stock purchase plan	860,025	1	1,680	—	—	—	—	1,681
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	11,637	—	—	—	—	11,637
Beneficial conversion on issuance of debt	—	—	29,733	—	—	—	—	29,733
Cumulative effect of change in accounting principle	—	—	(1,213)	—	—	—	—	(1,213)
Unrealized gain on available-for-sale investments	—	—	—	—	—	5,645	—	5,645
Foreign currency translation adjustment	—	—	—	—	—	3,819	—	3,819
Net loss	—	—	—	—	—	—	(45,399)	(45,399)

Comprehensive loss								(35,935)

Balance at April 30, 2007	308,632,973	$309	$1,529,322	—	—	$11,162	$(1,355,122)	$185,671

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2007	2006	2005
		As Restated	As Restated
		(Note 2)	(Note 2)
		(In thousands)

Operating activities
Net loss	$(45,399)	$(33,029)	$(117,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	26,893	33,467	28,841
Compensation expense related to modification of existing options		—	16
Stock-based compensation expense	11,822	6,819	3,838
Acquired in-process research and development	5,770	—	1,558
Amortization of beneficial conversion feature of convertible notes	4,791	4,527	4,256
Amortization of purchased technology and other purchased intangibles	1,814	1,747	1,103
Amortization of acquired developed technology	6,002	17,672	22,269
Amortization of discount on restricted securities	(92)	(160)	(244)
Loss (gain) on sale of equipment	1,214	(153)	1,174
Gain on sale of minority investment	(1,198)	(10,967)	—
Loss on extinguishment of debt	31,606	—	—
Loss on retirement of assets	—	—	329
Share of losses of equity investee	237	2,118	1,766
Impairment of minority investments	—	—	10,000
Impairment of intangible assets	—	853	3,656
Impairment of assets	—	—	18,798
Changes in operating assets and liabilities:
Accounts receivable	2,449	(14,683)	(13,290)
Inventories	(17,364)	(18,651)	3,455
Other assets	(6,230)	(5,288)	(5,266)
Deferred income taxes	2,176	2,287	1,632
Accounts payable	3,768	3,537	970
Accrued compensation	(737)	6,230	69
Other accrued liabilities	1,375	596	1,911
Deferred revenue	114	1,525	2,899

Net cash provided by (used in) operating activities	29,011	(1,553)	(27,988)

Investing activities
Purchases of property, equipment and improvements	(22,340)	(22,887)	(21,202)
Purchases of short and long-term investments	(164,796)	(245,916)	(177,642)
Sale/maturity of short and long-term investments	153,141	263,344	177,776
Maturity of restricted securities	4,951	3,750	6,381
Acquisition of subsidiaries, net of cash assumed	(10,708)	(1,213)	694
Acquisition of product line assets	—	3,868	(13,694)
Proceeds from sale of property and equipment	512	914	743
Proceeds from sale of minority investment	1,198	10,967	—
Purchases of, and loan to, minority investments, net of loan repayments	—	—	(1,000)

Net cash provided by (used in) investing activities	(38,042)	12,827	(27,944)

Financing activities
Proceeds from the issuance of a note	—	9,897	—
Financing liability related to sale-leaseback of building	—	—	12,900
Repayments of liability related to sale-leaseback of building	(296)	(243)	(360)
Repayments of borrowings under notes	(2,036)	(944)	—
Payment received on stockholder notes receivable	—	—	467
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	4,108	13,946	2,484

Net cash provided by financing activities	1,776	22,656	15,491

Net increase (decrease) in cash and cash equivalents	(7,255)	33,930	(40,441)
Cash and cash equivalents at beginning of year	63,361	29,431	69,872

Cash and cash equivalents at end of year	$56,106	$63,361	$29,431

Supplemental disclosure of cash flow information
Cash paid for interest	$9,514	$9,449	$9,013
Cash paid for taxes	$659	$40	$42
Supplemental schedule of non-cash investing and financing activities
Issuance of convertible promissory note on asset purchase	$—	$—	$16,270

Issuance of convertible promissory note on acquisition of subsidiary	$16,950	$—	$12,061

Issuance of convertible promissory note for minority investment	$—	$—	$3,750

Issuance of common stock and warrants and assumption of options in connection with acquisitions	$—	$8,816	$52,752

Issuance of common stock upon conversion of promissory note	$—	$33,505	$—

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Finisar Corporation is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, and Qlogic.

We also provide network performance test and monitoring systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company, and Qlogic for testing and validating equipment designs and, to a lesser degree, to operators of networking and storage data centers for testing, monitoring and troubleshooting the performance of their installed systems.

Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.

2.	Restatement of Consolidated Financial Statements

The Audit Committee of the Board of Directors (“Audit Committee”) has completed a review of the Company’s stock option granting practices and accounting. Based on the results of this review, the Company concluded that the accounting measurement dates under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for certain stock option grants awarded made from the date of the Company’s initial public offering on November 11, 1999 through September 30, 2006 (the “Review Period”) differ from the measurement dates previously used to determine any share-based compensation expense during the seven fiscal years ended April 30, 2006. The Company is restating its consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended April 30, 2006 and 2005 as a result of the Company’s review of information developed through the independent investigation of the Company’s historical stock option grants. In addition, the Company is restating the share-based compensation expense that the Company discussed in its footnotes under the fair value method as presented in Note 16, “Stockholders’ Equity”, and the unaudited quarterly financial information and financial statements for the interim period ended July 30, 2006 and all interim periods of fiscal 2006 in Note 27, “Quarterly Financial Data (Unaudited)”, of this report.

Background of the Audit Committee Investigation

In late August 2006, management commenced a preliminary internal review of certain of the Company’s historical stock options granted since the Company’s initial public offering on November 11, 1999. The review was voluntarily initiated by us due to widespread media attention concerning the stock option grant practices of many companies and was not in response to a news report or an investigation concerning Finisar by the Securities and Exchange Commission or any other governmental agency. After management’s report on the results of this initial review, the Audit Committee directed management to conduct a further analysis of certain stock option grants. Thereafter, management reviewed documentation and materials regarding additional option grants and, in early

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November, identified potential issues with respect to certain annual grants to employees. As a result, the Audit Committee determined that it should undertake a more comprehensive investigation of our historical practices for granting and accounting for stock options during the Review Period. On November 30, 2006, the Company issued a press release and filed a Current Report on Form 8-K announcing the commencement of this review of its historical stock option granting practices and related accounting, and disclosing that the Company’s previously-filed financial statements could no longer be relied upon. The Company also informed the staff of the Securities and Exchange Commission of the commencement of the investigation into its historical stock option granting practices and related accounting. The Audit Committee’s investigation was conducted with the assistance of independent counsel and forensic accountants.

The scope of the Audit Committee’s investigation was extensive, and included the review of all stock option grants during the Review Period . In addition, the investigation involved testing and analyses of the Company’s hiring, termination, leave of absence, and grant notification practices regarding stock options during the Review Period.

Findings

Based on the results of the investigation, the Company found evidence that it previously used incorrect measurement dates when accounting for stock option grants pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations. The Company concluded that revised measurement dates are required for approximately 71% of the stock option grants awarded during the Review Period. Revising option grant measurement dates resulted in total additional stock-based compensation charges of $107.6 million to be recognized in the fiscal years 2000 through 2006. Approximately 85% of this total additional stock-based compensation expense, or $91.1 million, is attributable to six key Granting Actions that occurred between June 2000 and August 2003, representing approximately 21 million shares, or 20% of all options granted during the Review Period. Three of these six key Granting Actions were performance grants, and three were New Hire grants, as such grant types are defined below. The Audit Committee determined that the incorrect measurement dates were the result of process-related deficiencies and that the individuals involved in the option granting process reached a thorough understanding of the relevant accounting rules. The Audit Committee found no evidence of intentional misconduct or malfeasance on the part of the Company personnel involved in selecting and approving the grant dates or administering the stock option granting process.

The reasons for the revised measurement dates varied with the particular facts and circumstances of each affected grant, including: grants that were not approved until after the stated grant date; grants that were dated and priced at a time when lists of grant recipients and share allocations were not yet finalized; grants that were not accurately and timely documented; grant dates that appeared to have been selected retrospectively, in some cases apparently due to price considerations; and grants that were completed and subsequently modified.

In addition, the Company identified modifications to certain stock options related to extended leaves of absence that should have been accounted for by applying modification accounting as required by the provisions of FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. This resulted in $5.1 million of additional stock-based compensation expense, of which $4.9 million is attributable to one leave of absence. Therefore, as a result of the investigation, the Company identified a total of $112.1 million in additional pre-tax, non-cash, stock-based compensation charges for the fiscal years 2000 through 2006 ($112.7 million prior to the consideration of payroll tax charges and inventory capitalization) and had approximately $3.6 million of deferred stock-based compensation expense to be amortized as of April 30, 2006. On May 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). As required by SFAS 123R, the unamortized deferred compensation expense of $3.6 million at May 1, 2006 has been reclassified to additional paid-in capital.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With respect to grants that the Company determined had been completed and later repriced, the Company applied variable accounting in accordance with APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (“FIN 44”).

Restatement of Financial Statements

Following the conclusion of the Audit Committee’s investigation, with the concurrence of management, the Company determined that it should have recognized approximately $112.1 million of pre-tax share-based compensation expense during the Review Period that was not accounted for in the Company’s previously issued financial statements. In addition, the Company should have recorded approximately $1.6 million of payroll tax expense. Therefore, the Company is restating financial information in this report for the fiscal years ended as of April 30, 2006 and for the fiscal years ended April 30, 2006 and 2005.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables are detailed restated financial statements for the April 30, 2006 consolidated balance sheet and consolidated statements of operations and consolidated statements of cash flows for the years ended April 30 2006 and 2005.

Consolidated Balance Sheet Impact

The following table reconciles the Company’s consolidated balance sheet as previously reported to the as restated amounts as of April 30, 2006:

CONSOLIDATED BALANCE SHEET

	April 30, 2006
	As
	Previously
	Reported	Adjustments	As Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$63,361	$—	$63,361
Short-term investments	33,507	—	33,507
Restricted investments, short-term	3,705	—	3,705
Accounts receivable, net of allowances	57,388	—	57,388
Accounts receivable, other	8,963	—	8,963
Inventories	52,974	596	53,570
Prepaid expenses	4,112	—	4,112

Total current assets	224,010	596	224,606
Long-term investments	21,918	—	21,918
Property, plant and improvements, net	82,225	—	82,225
Restricted investments, long-term	1,815	—	1,815
Purchased technology, net	14,972	—	14,972
Other purchased intangible assets, net	4,184	—	4,184
Goodwill, net	124,532	—	124,532
Minority investments	15,093	—	15,093
Other assets	17,125	—	17,125

Total assets	$505,874	$596	$506,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,221	$—	$34,221
Accrued compensation	9,376	1,556	10,932
Other accrued liabilities	13,129	—	13,129
Deferred revenue	5,070	—	5,070
Current portion of other long-term liabilities	2,333	—	2,333
Non-cancelable purchase obligations	1,209	—	1,209

Total current liabilities	65,338	1,556	66,894
Long-term liabilities:
Convertible notes	238,275	—	238,275
Other long-term liabilities	21,253	—	21,253
Deferred income taxes	4,053	(134)	3,919

Total long-term liabilities	263,581	(134)	263,447
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	306	—	306
Additional paid-in capital	1,371,180	116,284	1,487,464
Deferred stock compensation	—	(3,616)	(3,616)
Accumulated other comprehensive income	1,698	—	1,698
Accumulated deficit	(1,196,229)	(113,494)	(1,309,723)

Total stockholders’ equity	176,955	(826)	176,129

Total liabilities and stockholders’ equity	$505,874	$596	$506,470

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Operations Impact

The following table reconciles the Company’s consolidated statements of operations as previously reported to the as restated amounts for the years ended April 30, 2006 and 2005:

	Fiscal Years Ended April 30,
	2006			2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$325,956	$—	$325,956	$241,582	$—	$241,582
Network test and monitoring systems	38,337	—	38,337	39,241	—	39,241

Total revenues	364,293	—	364,293	280,823	—	280,823
Cost of revenues	247,126	3,060	250,186	205,631	1,205	206,836
Amortization of acquired developed technology	17,671	—	17,671	22,268	—	22,268
Impairment of acquired developed technology	853	—	853	3,656	—	3,656

Gross profit (loss)	98,643	(3,060)	95,583	49,268	(1,205)	48,063

Operating expenses:
Research and development	51,903	2,509	54,412	62,799	1,433	64,232
Sales and marketing	31,925	1,219	33,144	29,783	673	30,456
General and administrative	29,408	1,456	30,864	23,374	310	23,684
Amortization of (benefit from) deferred stock compensation	—	—	—	162	—	162
Acquired in-process research and development	—	—	—	1,558	—	1,558
Amortization of purchased intangibles	1,747	—	1,747	1,104	—	1,104
Impairment of tangible assets	—	—	—	18,798	—	18,798
Restructuring costs	3,064	—	3,064	287	—	287

Total operating expenses	118,047	5,184	123,231	137,865	2,416	140,281

Loss from operations	(19,404)	(8,244)	(27,648)	(88,597)	(3,621)	(92,218)
Interest income	3,482	—	3,482	2,396	—	2,396
Interest expense	(15,842)	—	(15,842)	(14,468)	—	(14,468)
Other income (expense), net	9,346	—	9,346	(12,582)	—	(12,582)

Loss before income taxes	(22,418)	(8,244)	(30,662)	(113,251)	(3,621)	(116,872)
Provision for income taxes	2,501	(134)	2,367	856	—	856

Net loss	$(24,919)	$(8,110)	$(33,029)	$(114,107)	$(3,621)	$(117,728)

Net loss per share — basic and diluted:	(0.09)	(0.03)	(0.11)	(0.49)	(0.02)	(0.51)
Shares used in computing net loss per share — basic and diluted	290,518	290,518	290,518	232,210	232,210	232,210

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows Impact

The following table reconciles the Company’s consolidated statements of cash flows as previously reported to the restated amounts for the years ended April 30 2006 and 2005:

	2006			2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands)

Operating activities
Net loss	$(24,919)	$(8,110)	$(33,029)	$(114,107)	$(3,621)	$(117,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,467		33,467	28,841		28,841
Compensation expense related to modification of existing options	—		—	16		16
Stock-based compensation expense related to employee stock options and employee stock purchases	—		—	—		—
Amortization of deferred stock compensation	—	6,819	6,819	162	3,676	3,838
Acquired in-process research and development	—		—	1,558		1,558
Amortization of beneficial conversion feature of convertible notes	4,527		4,527	4,256		4,256
Amortization of purchased technology and other purchased intangibles	1,747		1,747	1,103		1,103
Amortization of acquired developed technology	17,672		17,672	22,269		22,269
Amortization of discount on restricted securities	(160)		(160)	(244)		(244)
Loss (gain) on sale of equipment	(153)		(153)	1,174		1,174
Gain on sale of minority investment	(10,967)		(10,967)	—		—
Loss on retirement of assets	—		—	329		329
Share of losses of equity investee	2,118		2,118	1,766		1,766
Impairment of minority investments	—		—	10,000		10,000
Impairment of intangible assets	853		853	3,656		3,656
Impairment of assets	—		—	18,798		18,798
Changes in operating assets and liabilities:
Accounts receivable	(14,683)		(14,683)	(13,290)		(13,290)
Inventories	(18,651)		(18,651)	3,455		3,455
Other assets	(5,288)		(5,288)	(5,266)		(5,266)
Deferred income taxes	2,421	(134)	2,287	1,632		1,632
Accounts payable	3,537		3,537	970		970
Accrued compensation	4,805	1,425	6,230	124	(55)	69
Other accrued liabilities	596		596	1,911		1,911
Deferred revenue	1,525		1,525	2,899		2,899

Net cash used in operating activities	(1,553)	—	(1,553)	(27,988)	—	(27,988)

Investing activities
Purchases of property, equipment and improvements	(22,887)		(22,887)	(21,202)		(21,202)
Purchases of short and long-term investments	(245,916)		(245,916)	(177,642)		(177,642)
Sale/maturity of short and long-term investments	263,344		263,344	177,776		177,776
Maturity of restricted securities	3,750		3,750	6,381		6,381
Acquisition of subsidiaries, net of cash assumed	(1,213)		(1,213)	694		694
Acquisition of product line assets	3,868		3,868	(13,694)		(13,694)
Proceeds from sale of property and equipment	914		914	743		743
Proceeds from sale of minority investment	10,967		10,967	—		—
Purchases of, and loan to, minority investments, net of loan repayments	—		—	(1,000)		(1,000)

Net cash provided by (used in) investing activities	12,827	—	12,827	(27,944)	—	(27,944)

Financing activities
Proceeds from the issuance of a note	9,897		9,897	—		—
Financing liability related to sale-leaseback of building	—		—	12,900		12,900
Repayments of liability related to sale-leaseback of building	(243)		(243)	(360)		(360)
Repayments of borrowings under notes	(944)		(944)	—		—
Payment received on stockholder notes receivable	—		—	467		467
Proceeds from exercise of stock options and stock			—			—
purchase plan, net of repurchase of unvested shares	13,946		13,946	2,484		2,484
Proceeds from issuance of convertible debt, net of issue costs	—		—	—		—

Net cash provided by financing activities	22,656	—	22,656	15,491	—	15,491

Net increase (decrease) in cash and cash equivalents	33,930	—	33,930	(40,441)	—	(40,441)
Cash and cash equivalents at beginning of year	29,431	—	29,431	69,872		69,872

Cash and cash equivalents at end of year	$63,361	$—	$63,361	$29,431	$—	$29,431

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Stockholders’ Equity Impact

The cumulative effect of the restatement on stockholders’ equity as of April 30, 2004, and the restatement amounts for the years ended April 30, 2006 and 2005, are provided in the Consolidated Statement of Stockholders’ Equity in the accompanying Consolidated Financial Statements.

SFAS 123 Disclosure Impact

As a consequence of the stock option adjustments discussed above, the pro forma stock-based compensation expense under the fair value method has been restated. The Company has applied APB 25 and its related interpretations and provided the required pro forma disclosures under SFAS 123 and its related interpretations through the fiscal year ended April 30, 2006. For SFAS 123 pro forma disclosure purposes, stock-based compensation expense determined under the fair value method was adjusted to include the incremental expense resulting from the modification to the measurement dates of the affected options. During the investigation the Company also identified and corrected errors in certain valuation assumptions used in the Black-Scholes model to estimate the fair value of option grants under SFAS 123 in fiscal years prior to 2004. A table illustrating the impact of the components above is presented in footnote 16 of this report.

The following table presents the effect of the related adjustments on the pro forma calculation of the net loss and net loss per share for the years ended April 30, 2006 and 2005, respectively:

	Fiscal Years Ended April 30,
	2006			2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share amounts)

Net loss	$(24,919)	$(8,110)	$(33,029)	$(114,107)	$(3,621)	$(117,728)
Add:
APB 25 stock-based compensation expense, included in net loss, net of tax	—	6,819	6,819	162	3,676	3,838
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(10,241)	185	(10,056)	(20,360)	2,680	(17,680)

Pro forma net loss	$(35,160)	$(1,106)	$(36,266)	$(134,305)	$2,735	$(13,570)

Net loss per share — basic and diluted:
As reported	$(0.09)	$(0.02)	$(0.11)	$(0.49)	$(0.02)	$(0.51)

Pro forma	$(0.12)	$0.00	$(0.12)	$(0.58)	$0.01	$(0.57)

Shares used in computing reported and pro forma net loss — basic and diluted	290,518	290,518	290,518	232,210	232,210	232,210

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). The first three quarters of fiscal 2007 ended on July 30, 2006, October 29, 2006, and January 28, 2007. The first three quarters of fiscal 2006 ended on July 31, 2005, October 30, 2005 and January 29, 2006, respectively. The first three quarters of fiscal 2005 ended on August 1, 2004, October 31, 2004 and January 30, 2005, respectively.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations of Credit Risk

Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term, long-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term, long-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. The Company’s five largest customers represented 33.3% and 34.7% of total accounts receivable at April 30, 2007 and 2006. One optical subsystems and components customer, Jabil Circuit, represented 15.8% of total accounts receivable at April 30, 2007 and another optical subsystems and components customer, Cisco Systems, represented 8.7% of total accounts receivable at April 30, 2006.

Current Vulnerabilities Due to Certain Concentrations

Finisar sells products primarily to customers located in North America. During fiscal 2007, 2006 and 2005, sales of optical subsystems and components to Cisco Systems represented 20.8%, 22.3% and 27.8%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in any of these fiscal years.

Included in the Company’s consolidated balance sheet at April 30, 2007, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $62.3 million.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs during fiscal 2007, 2006 and 2005 were $75,000, $252,000, and $580,000, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because of their short maturities. As of April 30, 2007 and 2006, the fair value of the Company’s convertible subordinated debt based on quoted market prices was approximately $285.2 million and $323.0 million, respectively.

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

Stock-Based Compensation Expense

On May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), for periods beginning in fiscal 2007. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of May 1, 2006, the first day of the Company’s fiscal year 2007. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123.

Stock-based compensation expense recognized under SFAS 123R for the year ended April 30, 2007 was $11.2 million which consisted of stock-based compensation expense related to employee stock options and employee stock purchases, net of approximately $410,000 which was capitalized in inventory. See Note 16 for additional information.

The Company adopted SFAS 123R using the modified-prospective-transition method. Under that transition method, share-based compensation expense recognized in the Company’s consolidated statement of operations for the year ended April 30, 2007 includes (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, May 1, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all grants made prior to the adoption of SFAS 123R that are expected-to-vest will continue to be recognized using the graded amortization attribution method; all grants subsequent to the adoption of FAS 123R will be recognized using the straight-line attribution method, provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. In the stock-based compensation expense required under APB 25 and the pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R on May 1, 2006, the Finisar adjusted retained earnings by approximately $1.2 million. This adjustment reflects the cumulative effect of adoption of SFAS 123R on retained earnings and represents the estimate of previously recognized stock-based compensation expense that will be reversed when stock options granted prior to May 1, 2006 are forfeited. The results for the prior periods have not been restated for the adoption of SFAS 123R consistent with the provisions of the accounting standard.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and condensed consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2007	2006	2005
		(As restated)	(As restated)

Numerator:
Net loss	$(45,399)	$(33,029)	$(117,728)

Denominator for basic net loss per share:
Weighted-average shares outstanding — total	307,814	290,522	232,274
Weighted-average shares outstanding — subject to repurchase	—	—	(64)

Weighted-average shares outstanding — basic and diluted	307,814	290,522	232,210

Basic and diluted net loss per share	$(0.15)	$(0.11)	$(0.51)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	16,229	10,800	4,521
Stock subject to repurchase	—	—	64
Conversion of convertible subordinated notes	34,520	58,647	58,647
Conversion of convertible notes	4,705	—	14,981
Warrants assumed in acquisition	469	471	942

Potentially dilutive securities	55,923	69,918	79,155

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

The components of comprehensive loss for the fiscal years ended April 30, 2007, 2006 and 2005 were as follows (in thousands):

	Fiscal Years Ended April 30,
	2007	2006	2005
		(As restated)	(As restated)

Net loss	$(45,399)	$(33,029)	$(117,728)
Foreign currency translation adjustment	3,819	1,397	136
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	5,645	(80)	(465)

Comprehensive loss	$(35,935)	$(31,712)	$(118,057)

Included in the determination of net loss was a gain (loss) on foreign exchange transactions of $(265,000), $722,000, and $(63,000) for the fiscal years ended April 30, 2007, 2006 and 2005, respectively. The gain in fiscal

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 includes the transfer of $964,000 of cumulative translation adjustment to other income (expense), net on the statement of operations related to the liquidation of the Company’s German subsidiary.

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,
	2007	2006

Net unrealized gains/(losses) on available-for-sale securities	$5,069	$(576)
Cumulative translation adjustment	6,093	2,274

Accumulated other comprehensive loss	$11,162	$1,698

Pending Adoption of New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently in the process of determining the impact of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Liabilities

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective for fiscal years beginning after November 15, 2007. The Company believes that the adoption of SFAS 159 will not have a material effect on its financial statements.

Accounting for Electronic Equipment Waste Obligations

In June 2005, the FASB issued FSP No. FAS 143-1, Accounting for Electronic Equipment Waste Obligations (“FSP 143-1”). FSP 143-1 provides guidance in accounting for obligations associated with Directive 2002/96/EC (the “Directive”) on Waste Electrical and Electronic Equipment adopted by the European Union. FAS 143-1 is required to be applied to the later of the first reporting period ending after June 6, 2005 or the date of the Directive’s adoption into law by the applicable EU member countries in which we have significant operations. The Directive distinguishes between “new” and “historical” waste. New waste relates to products put on the market after August 13, 2005. FSP 143-1 directs commercial users to apply the provisions of FASB Statement No. 143, Accounting for Asset Retirement Obligations, and the related FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the measurement and recognition of the liability and asset retirement obligation associated with the historical waste management requirements of the Directive. Additionally, FSP 143-1 provides guidance for the accounting by producers for the financing of the obligations of historical waste held by private households.

We adopted FAS 143-1 in the first quarter of fiscal 2006 and concluded that no significant liability had been incurred as of April 30, 2006. The Company believes that the adoption of FSP 143-1 will not have a material effect on its financial statements.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Income Taxes

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for the fiscal years beginning after December 15, 2006 for all public companies. Accordingly, the Company was required to adopt FIN 48 as of May 1, 2007. The adoption of FIN 48 will not have a material impact on its consolidated financial statements.

4.	Business Combinations and Asset Acquisitions

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of AZNA LLC

On March 26, 2007, the Company completed the acquisition of AZNA LLC (“AZNA”), a privately-held company located in Wilmington, Massachusetts for $19.7 million. Under the terms of the agreement, Finisar acquired all outstanding securities of AZNA in exchange for the issuance of convertible promissory notes in the aggregate principal amount of $17.0 million and cash payment of $2.7 million. One of the notes issued, for $1.4 million, and portion of the cash paid, $1.5 million, were placed in escrow for one year following the closing date to satisfy indemnification provisions of the purchase agreement. In addition, the Company may be required to pay additional cash consideration of up to $1.8 million to certain of AZNA’s equity interest holders contingent upon their continuing employment with the Company for a 12 month period subsequent to the closing date. When, and if, paid, this consideration will be recorded as compensation expense. The acquisition is expected to broaden the Company’s product offering and increase its competitive advantage in cost, reach and capabilities in telecom applications. AZNA designs and develops photonic components and subsystems for the communications and instrumentation industries. Its proprietary technology, chirp managed lasers (“CMLs”), manage the inherent chirp associated with the direct modulation of these lasers by integrating a standard DFB laser chip with a passive optical spectrum reshaper filter to achieve longer reach and more dispersion tolerance. The Company’s products enable telecommunications equipment manufacturers to provide longer reach optical transmitter solutions at lower cost, better performance and less complexity compared to those based on external modulators. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Kodeos Communications, Inc.

On April 11, 2007, the Company completed the acquisition of Kodeos Communications, Inc. (“Kodeos”), a privately-held company located in South Plainfield, New Jersey for a cash payment of $7.4 million, with additional consideration of up to $3.5 million in cash to be paid to certain Kodeos’ shareholders and employees, contingent upon reaching certain technical and financial performance milestones during the period from the closing date to December 31, 2007. The Company expects to extend its technology’s capabilities in datacom and telecom applications with Kodeos’ Maximum Likelihood Sequence Estimator (“MSLE”) technology. The MLSE is used on the receiver side of the optical link and increases the distortion tolerance, transmission distance and performance of 300-pin transponder. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.

The following is a summary of business combinations (“BC”) and asset acquisitions (“AA”) made by the Company during the three-year period ended April 30, 2007. All of the business combinations were accounted for under the purchase method of accounting:

Acquisition Summary

			Operating
Entity Name	Type	Description of Business	Segment	Acquisition Date

Fiscal 2007
AZNA LLC (“Azna”)	BC	Optical components	1	March 26, 2007
Kodeos Communications, Inc. (“Kodeos”)	BC	Optical components	1	April 11, 2007
Fiscal 2006
Big Bear Networks, Inc. (“Big Bear”)	AA	Optical components	1	November 15, 2005
InterSAN, Inc. (“InterSAN”)	BC	Network test and monitoring products	2	May 12, 2005
Fiscal 2005
Data Transit Corp. (“Data Transit”)	AA	Network test and monitoring software	2	August 6, 2004
Infineon Technologies AG (“Infineon”) transceiver and transponder product lines	AA	Optical components	1	January 31, 2005
I-TECH Corp. (“I-TECH”)	BC	Network test and monitoring products	2	April 8, 2005

(1)	Optical Subsystems and Components

(2)	Network Test and Monitoring Systems

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the consideration paid by the Company for each of these business combinations and asset acquisitions. For transactions in which shares of Finisar common stock were issued at closing, the value of the shares was determined in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, using the average closing price of Finisar common stock for the five day period ending two days after the announcement of the transaction.

	Stock
		Number and
		Type of		Convertible	Cash Including	Total
Entity Name	Value	Shares(1)		Note	Acquisition Costs	Consideration
	$ (000)			$ (000)	$ (000)	$ (000)

Fiscal 2007
Azna	—	—		16,950	3,006	19,956
Kodeos	—	—		—	7,592	7,592
Fiscal 2006
InterSAN	8,816	7,132,229	(C)	—	1,212	10,028
Big Bear	—	—		—	1,918	1,918
Fiscal 2005
Data Transit	—	—		16,270	1,510	17,780
Infineon	52,496	34,000,000	(C)	—	1,861	54,357
I-TECH	—	—		12,061	861	12,922

(1)	Shares of common stock (C) or warrants to purchase common stock (W).

The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired
	Net		In-process
	Tangible	Developed	Research &	Customer
Entity Name	Assets	Technology	Development	Base	Tradename	Goodwill	Total

Fiscal 2007
Azna	$4,573	$7,300	$4,200	$2,856	$72	$955	$19,956
Kodeos	130	2,080	1,570	350	—	3,462	7,592
Fiscal 2006
InterSAN	(4)	429	—	1,529	—	8,074	10,028
Big Bear	1,918	—	—	—	—	—	1,918
Fiscal 2005
Data Transit	1,813	6,414	318	2,100	758	6,377	17,780
Infineon	8,306	4,567	1,126	864	—	39,494	54,357
I-TECH	1,319	1,084	114	750	—	9,655	12,922

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of liabilities assumed. Intangible assets related to the acquisitions, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years. For income tax purposes, intangible assets including goodwill related to the asset acquisitions are amortized to expense on a straight-line basis, generally over 15 years.

The following is a summary of the weighted average amortization period for intangible assets acquired in fiscal 2007 and 2006 (in years):

	Developed	Customer
	Technology	Base	Tradename	Other	Total

Acquired in fiscal 2007
Azna	5.0	8.0	1.0	0.8	5.3
Kodeos	5.0	5.0	—	0.7	5.0
Acquired in fiscal 2006
Intersan	3.0	2.9	—	—	3.0

The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of each respective acquisition.

5.	Purchased Intangible Assets Including Goodwill

The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems	Network Test and	Consolidated
	and Components	Monitoring Systems	Total

Balance at April 30, 2004	$44,620	$16,000	$60,620

Addition related to achievement of milestones	256	—	256
Addition related to acquisition of subsidiary	43,546	15,268	58,814

Balance at April 30, 2005	$88,422	$31,268	$119,690

Addition (reduction) related to acquisition of subsidiary	(3,996)	8,838	4,842

Balance at April 30, 2006	$84,426	$40,106	$124,532

Addition related to acquisition of subsidiary	4,417	—	4,417

Balance at April 30, 2007	$88,843	$40,106	$128,949

During the fourth quarters of fiscal 2005, 2006 and 2007, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2007, the Company recorded goodwill of $4.4 million in the optical subsystems and components reporting unit related to the acquisitions of AZNA and Kodeos.

The following table reflects intangible assets subject to amortization as of April 30, 2007 and April 30, 2006 (in thousands):

	April 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$111,846	$(93,495)	$18,351
Trade name	3,697	(3,171)	526
Customer Relationships	6,964	(1,843)	5,121

Totals	$122,507	$(98,509)	$23,998

	April 30, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$102,466	$(87,494)	$14,972
Trade name	3,625	(3,056)	569
Customer Relationships	5,243	(1,628)	3,615

Totals	$111,334	$(92,178)	$19,156

The amortization expense on these intangible assets for fiscal 2007 was $7.8 million compared to $19.4 million for fiscal 2006 and $23.4 million for fiscal 2005.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (dollars in thousands):

Year	Amount

2008	$8,249
2009	5,481
2010	3,811
2011	3,336
2012 and beyond	3,121

$23,998

6.	Investments

Unrestricted Securities

The following is a summary of the Company’s available-for-sale investments as of April 30, 2007 and 2006 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2007
Debt:
Corporate	$62,643	$9	$(94)	$62,558
Government agency	12,200	26	(18)	12,208
Mortgage-backed	3,626	1	(21)	3,606
Municipal	300	—	(3)	297

Total	$78,769	$36	$(136)	$78,669

Equity:
Corporate	$3,607	$5,169	$—	$8,776

Total investments	$82,376	$5,205	$(136)	$87,445

Reported as:
Cash equivalents	$11,079	$—	$—	$11,079
Short-term investments	56,603	3	(95)	56,511
Long-term investments	14,694	5,202	(41)	19,855

	$82,376	$5,205	$(136)	$87,445

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2006
Debt:
Corporate	$51,925	$1	$(357)	$51,569
Government agency	16,826	—	(160)	16,666
Mortgage-backed	5,125	1	(54)	5,072
Municipal	300	—	(7)	293

Total	$74,176	$2	$(578)	$73,600

Reported as:
Cash equivalents	$18,176	$—	$(1)	$18,175
Short-term investments	33,745	1	(239)	33,507
Long-term investments	22,255	1	(338)	21,918

	$74,176	$2	$(578)	$73,600

The Company monitors its investment portfolio for impairment on a periodic basis in accordance with FASB Staff Position (FSP) FAS 115-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value of these investments, shown in the table above as “Gross Unrealized Losses”, is primarily related to changes in interest rates and is considered to be temporary in nature. The number of investments that have been in a continuous unrealized loss position for more than twelve months is not material.

The following is a summary of the Company’s available-for-sale investments as of April 30, 2007 and 2006 by contractual maturity (in thousands):

	2007		2006
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Mature in less than one year	$66,151	$66,069	$50,005	$49,788
Mature in one to five years	8,992	8,994	19,046	18,740
Mature in various dates	3,626	3,606	5,125	5,072

	$78,769	$78,669	$74,176	$73,600

The gross realized gains and losses for fiscal 2007, 2006, and 2005 were immaterial. Realized gains and losses were calculated based on the specific identification method.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Securities

The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of April 30, 2007 and April 30, 2006 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value

As of April 30, 2007
Government agency	$625	$—	$625

Classified as:
Short term — less than 1 year	625	—	625

Total	$625	$—	$625

As of April 30, 2006
Government agency	$5,520	$(105)	$5,415

Classified as:
Short term — less than 1 year	3,705	(51)	3,654
Long term — 1 to 3 years	1,815	(54)	1,761

Total	$5,520	$(105)	$5,415

7.	Minority Investments

Minority investments is comprised of several investments in other companies accounted for under the cost method and one investment in another company accounted for under the equity method.

Cost Method Investments

Included in minority investments at April 30, 2007 and April 30, 2006 is $11.3 million representing the carrying value of the Company’s minority investment in three privately held companies accounted for under the cost method. During the quarter ended July 31, 2005, the Company evaluated the valuation of a minority investment acquired on January 31, 2005 as part of the Infineon acquisition and determined the value of the investment to be zero. As a result, the Company reclassified the purchase price originally allocated to the investment to goodwill. Included in minority investments at April 30, 2005 is $15.4 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. These four minority investments include a $1.0 million cash investment in and a $3.75 million convertible promissory note issued to CyOptics, Inc., which occurred during the second and fourth quarters of fiscal 2005 (see Note 12), and a $4.2 million investment in a private company, which was acquired through the acquisition of Infineon’s transceiver and transponder product line in the fourth quarter of fiscal 2005. During fiscal 2006 and 2005, the Company recorded charges of $0.0 million and $10.0 million, respectively, for impairments in the value of these minority investments, which were recorded in other income (expense), net.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Equity Method Investments

Included in minority investments is $0 and $3.8 million at April 30, 2007 and 2006, respectively, representing the carrying value of the Company’s minority investment in one private company accounted for under the equity method. The Company had a 22.7% ownership interest in this company at April 30, 2006. For fiscal 2007 and 2006, the Company recorded expenses of $237,000 and $2.1 million, respectively, representing its share in the losses of this company, which were recorded in other income (expense), net.

Conversion of Equity Method Investment to Available-for-Sale Securities

During the first quarter of fiscal 2007, the Company’s ownership percentage in its equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115. As of April 30, 2007, an unrealized gain of $5.2 million is included in accumulated other comprehensive income. As of April 30, 2007, the fair market value of this investment included in long-term available-for-sale investments was $8.8 million.

8.	Inventories

Inventories consist of the following (in thousands):

	April 30,
	2007	2006
		(As restated)

Raw materials	$21,597	$19,133
Work-in-process	27,336	21,479
Finished goods	28,737	12,958

Total inventory	$77,670	$53,570

In fiscal 2007, the Company recorded charges of $12.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $4.1 million, resulting in a net charge to cost of revenues of $8.0 million. In fiscal 2006, the Company recorded charges of $9.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $3.6 million, resulting in a net charge to cost of revenues of $5.7 million. In fiscal 2005, the Company recorded charges of $11.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of $9.3 million, resulting in a net charge to cost of sales of $2.0 million.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2007	2006

Land	$9,747	$9,747
Buildings	11,365	10,929
Computer equipment	37,475	34,149
Office equipment, furniture and fixtures	3,196	3,182
Machinery and equipment	135,238	118,327
Leasehold improvements	12,795	7,445
Contruction-in-process	444	5,888

Total	210,260	189,667
Accumulated depreciation and amortization	(126,189)	(107,442)

Property, equipment and improvements (net)	$84,071	$82,225

10.	Sale-leaseback and Impairment of Tangible Assets

During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company’s fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2007 and April 30, 2006, the carrying value of the financing liability, included in other long-term liabilities, was $11.6 million and $12.0 million, respectively and the current portion of the financing liability, included in the current portion of other long-term liabilities, was $358,000 and $300,000, respectively.

11.	Letter of Credit Reimbursement Agreement

On December 25, 2006, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2007. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of a loan fee of $31,250, plus the bank’s out of pocket expenses associated

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the credit facility. The credit facility is unsecured with a negative pledge on all assets, including intellectual property. The negative pledge requires that the Company will not create a security in favor of a subsequent creditor without the approval of Silicon Valley Bank. The agreement requires the Company to maintain its primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure with Silicon Valley Bank, of $40 million at all times. At April 30, 2007 the Company was not in compliance with its SEC filing requirements under the terms of this agreement but had obtained a waiver from the bank through October 26, 2007. Outstanding letters of credit secured by this agreement at April 30, 2007 totaled $11.3 million.

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

12.	Non-recourse Accounts Receivable Purchase Agreement

On December 25, 2006, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that will be available to the Company through October 26, 2007. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $20 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.50% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During fiscal 2007 and 2006, the Company sold receivables totaling $14.7 million and $15.5 million, respectively.

On November 1, 2007, the Company entered into an amended non-recourse accounts receivable purchase agreement effective October 26, 2007 with Silicon Valley Bank that will be available to the Company through October 25, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement.

13.	Commitments

The Company’s future commitments at April 30, 2007 include minimum payments under non-cancelable operating lease agreements, a lease commitment under a sale-leaseback agreement, non-cancelable purchase obligations, and non-cancelable purchase commitments as follows (in thousands):

		Payments Due in Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$5,174	$2,275	$1,452	$1,100	$347	—	—
Lease commitment under sale-leaseback agreement	45,474	3,096	3,166	3,237	3,310	$3,385	$29,280
Purchase obligations	2,798	2,798	—	—			—

Total contractual obligations	$53,446	$8,169	$4,618	$4,337	$3,657	$3,385	$29,280

Rent expense under the non-cancelable operating leases was approximately $3.1 million, $5.1 million and $4.6 million for the years ended April 30, 2007, 2006, and 2005, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $279,000, $221,000, and $20,000 for the years ended April 30, 2007, 2006, and 2005, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

Purchase obligations consist of standby repurchase obligations and are related to excess materials purchased and held by the Company’s manufacturing subcontractors at their facilities on behalf of the Company to fulfill the subcontractors’ obligations under the Company’s purchase orders. The Company’s purchase obligations of $2.8 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2007.

14.	Convertible Debt

The Company’s convertible subordinated and senior subordinated notes as of April 30, 2007 and 2006 are summarized as follows (in thousands):

		Interest	Due in
Description	Amount	Rate	Fiscal Year

As of April 30, 2007
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

As of April 30, 2006
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	150,000	2.50%	2011

	$250,250

The Company’s convertible subordinated and senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended April 30,
	Total	2008	2009	2010	2011

Convertible notes	$250,250	$—	$100,250	$—	$150,000

As of April 30, 2007 and 2006, the fair value of the Company’s convertible subordinated and convertible senior subordinated notes based on quoted market prices was approximately $285.2 million and $323.0 million, respectively.

Convertible Subordinated Notes due 2008

On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes is 5 1/4% per annum on the principal amount, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment. The notes may be redeemed by the Company for a cash payment of 100.75% of the principal amount on or after October 15, 2007, together with accrued and unpaid interest.

Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible notes, or sooner upon conversion. During fiscal 2007, 2006 and 2005, the Company recorded interest expense amortization of $4.8 million, $4.5 million and $4.3 million, respectively.

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

Unamortized debt issuance costs associated with these notes were $791,000 and $1.3 million at April 30, 2007 and 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $542,000 in each of the years ended April 30, 2007, 2006, and 2005.

Convertible Subordinated Notes due 2010

On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.

At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At April 30, 2007 and 2006, approximately $625,000 and $5.5 million, respectively, of cash and U.S. government securities remained pledged as security for the note holders.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2 1/2% convertible notes due in 2010 for a new series of notes described below. The exchange primarily resulted in the elimination the single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. In accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, (“EITF 96-19”) and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues, (“EITF 05-07”) the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, the Company recorded a non-cash loss on debt extinguishment of $31.6 million during the second quarter of fiscal 2007 which included $1.9 million of unamortized debt issuance costs related to the $100 million of the notes that were exchanged. The remaining $50 million in principal amount of the original notes have not been modified, and have been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes.

Unamortized debt issuance costs associated with these notes were $809,000 and $3.1 million at April 30, 2007 and 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $468,000 in fiscal 2007, $702,000 in fiscal 2006, and $707,000 in fiscal 2005.

Convertible Senior Subordinated Notes due 2010

On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 1/2% Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2 1/2% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. Interest on the New Notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The New Notes become convertible, at the option of the holder, upon the Company’s common stock reaching $4.92 for a period of time at a conversion price of $3.28 per share, which is equal to a rate of approximately 304.9055 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price is subject to adjustment. As noted above, this exchange was treated as the issuance of new debt under EITF 96-19 and 05-07.

The New Notes contain a net share settlement feature which requires that, upon conversion of the New Notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted New Notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company does not comply with these registration obligations, the Company will be required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company will not receive any of the proceeds from the sale by any selling security holders of the New Notes or the underlying common stock. As of April 30, 2007 the Company had not complied with the registration requirements under this agreement. Accordingly, it had accrued a liability of $124,000 for liquidated damages payable under this agreement.

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

During fiscal year 2007 the Company incurred fees of approximately $2 million related to the exchange transactions which were capitalized and will be amortized over the life of the New Notes.

Unamortized debt issuance costs associated with the New Notes were $1.7 million and $0 at April 30, 2007 and 2006, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Amortization of prepaid loan costs were $240,000 in fiscal 2007 and $0 in fiscal 2006 and 2005.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the first quarter of fiscal 2006, the Company issued 5,144,609 shares of common stock upon the conversion of $4.2 million of principal and $1.1 million of interest related to this convertible promissory note. During the second quarter of fiscal 2006, the Company issued 9,938,256 shares of common stock upon the conversion of $12.1 million of principal and $191,000 of interest related to this convertible promissory note. As of April 30, 2007, all of the principal and interest on this note had been converted into shares of common stock.

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

During the first quarter of fiscal 2006, the Company issued 9,834,541 shares of common stock upon the conversion of $11.1 million of principal and $65,000 of interest related to one of these convertible promissory notes resulting in the complete conversion of the note. During the third quarter of fiscal 2006, the Company issued 99,860 shares of common stock upon the conversion of $157,000 of principal and $22,000 of interest related to the remaining promissory note. During the fourth quarter of fiscal 2006, the Company issued 173,149 shares of common stock upon the conversion of $843,000 of principal and $9,000 of interest related to the remaining promissory note. As of April 30, 2007, all of the principal and interest on these notes had been converted into shares of common stock.

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

During the first quarter of fiscal 2006, the Company issued 3,594,607 shares of common stock upon the conversion of the full $3.8 million of principal and $19,000 of interest related to this convertible promissory note. As of April 30, 2007, all of the principal and interest on this note had been converted into shares of common stock.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Note — Acquisition of AZNA LLC

On March 26, 2007, the Company completed the acquisition of AZNA LLC, a privately-held optical subsystems and components company, in exchange for the issuance of two promissory notes to the majority holder of AZNA’s equity interest. The promissory notes, which have an aggregate principal amount of approximately $17.0 million and an interest rate of 5.0%. The notes are payable, at the Company’s option, in cash or shares of Finisar common stock, with the value of such shares to be based on the trading price of the stock at the time the shares are registered for re-sale pursuant to the Securities Act of 1933, as amended. The exact number of shares of Finisar common stock to be issued pursuant to the convertible promissory notes is dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes, but shall not exceed in the aggregate 9.99% of either the total shares outstanding or voting power outstanding of the Company as of the date of the notes. The Company will be obligated to repay the notes in cash if the registration of the underlying shares is delayed more than 12 months after the closing. Because the number of shares to be issued is based upon the market price of the Company’s common stock, cannot be determined prior to conversion.

15.	Installment Loan

In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. The Company’s bank issued an irrevocable transferable standby letter of credit in the amount of $9.9 million for the benefit of the lender under the letter of credit facility described in Note 11. The agreement allows for periodic reductions of the amount required under the irrevocable transferable standby letter of credit at the discretion of the lender. At April 30, 2007, the remaining principal balance outstanding under this note was $7.5 million and the amount of the letter of credit securing this loan was $7.8 million.

16.	Stockholders’ Equity

Common Stock and Preferred Stock

As of April 30, 2007, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.

Common stock subject to future issuance as of April 30, 2007 is as follows:

Conversion of convertible notes	34,520,004
Exercise of outstanding warrants	468,694
Exercise of outstanding options	46,119,115
Available for grant under stock option plans	28,815,162
Reserved for issuance under the employee stock purchase plan	10,060,097

119,983,072

Warrants

In connection with the acquisition of Shomiti Systems, Inc. (“Shomiti”) in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. Upon completion of the acquisition, these warrants entitled the holders to

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase 10,153 shares of Finisar common stock at an exercise price of $11.49 per share. The warrants expire at various dates through 2007. None of the warrants have been exercised to date.

In conjunction with the acquisition of Genoa in fiscal 2003, the Company assumed warrants to purchase stock of Genoa and issued warrants to purchase stock of Finisar. The assumed warrants entitle the holders to purchase 29,766 shares of Finisar common stock at an exercise price of $15.25 per share and expire at various dates through 2011. None of the assumed warrants have been exercised to date. The warrants issued by the Company entitle the holders to purchase 999,835 shares of Finisar common stock at an exercise price of $1.00 per share and expire at various dates through 2011. During fiscal 2007, 2006, and 2005, warrants issued by the Company to purchase 2,011, 471,627, and 21,845 shares of Finisar common stock were exercised, respectively. At April 30, 2007, warrants to purchase 428,775 shares of Finisar common stock at an exercise price of $1.00 per share were still outstanding.

Preferred Stock

The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2007 and 2006, no shares of the Company’s preferred stock were issued and outstanding.

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 15,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the fiscal year ended April 30, 2007 and 2006, the Company issued 860,025 and 1,229,249 shares, respectively. At April 30, 2007, 10,060,097 shares were available for issuance under the Purchase Plan.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. All options granted under the 2005 Plan are immediately exercisable. As of April 30, 2007 and 2006, 6,066 and 3,700 shares were subject to repurchase, respectively.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under the Company’s employee stock option plans is as follows:

	Options	Options Outstanding
	Available		Weighted-	Weighted-Average
	for Grant		Average	Remaining	Aggregate
	Number of	Number of	Exercise	Contractual	Intrinsic
Options for Common Stock	Shares	Shares	Price	Term	Value(1)
				(In years)	$ (000)

Balance at April 30, 2004	4,866,391	43,573,024	$2.66

Increase in authorized shares	11,142,516		—
Options granted	(14,797,398)	14,797,398	$1.31
Options exercised		(1,662,577)	$0.87
Options canceled	7,911,103	(7,911,103)	$2.55
Shares repurchased	30,000		$0.47
Options expired	(12,940)		$1.68

Balance at April 30, 2005	9,139,672	48,796,742	$2.33

Increase in authorized shares	12,946,564		—
Options granted	(11,275,720)	11,275,720	$1.74
Options exercised		(8,965,154)	$1.43
Options canceled	9,257,346	(9,257,346)	$2.42

Balance at April 30, 2006	20,067,862	41,849,962	$2.34

Increase in authorized shares	15,275,605		—
Options granted	(8,974,558)	8,974,558	$3.44
Options exercised		(2,259,152)	$1.61
Options canceled	2,446,253	(2,446,253)	$2.48

Balance at April 30, 2007	28,815,162	46,119,115	$2.58	7.11	$69,876

(1)	Represents the difference between the exercise price and the value of Finisar common stock at April 30, 2007.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
		(In years)

$ 0.05 — $ 1.15	7,162,137	7.12	$1.07	3,334,913	$1.03
$ 1.18 — $ 1.50	6,747,585	6.55	1.40	4,136,967	1.46
$ 1.58 — $ 1.76	6,237,765	7.60	1.75	3,101,825	1.75
$ 1.77 — $ 1.80	8,429,162	6.30	1.79	6,678,420	1.80
$ 1.84 — $ 3.10	8,667,414	8.14	2.67	2,977,992	2.49
$ 3.14 — $ 3.84	5,540,606	7.14	3.46	2,539,839	3.72
$ 4.01 — $21.69	3,027,146	7.01	8.84	1,214,822	14.98
$21.71 — $22.5	307,300	3.27	22.10	307,300	22.10

	46,119,115	7.11	$2.43	24,292,078	$2.83

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 30, 2007 are summarized in the following table:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	($000’s)

Vested and expected-to-vest options	39,818,887	$2.59	6.87	$62,253
Exercisable options	24,292,078	$2.83	6.04	$39,113

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.62 as of April 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2007 was approximately 20.8 million.

Valuation and Expense Information under SFAS 123R and SFAS 123

On May 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases under its 1999 Employee Stock Purchase Plan based on estimated fair values.

As a result of adopting SFAS 123R, the Company’s net loss for the year ended April 30, 2007, was $9.0 million higher than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year ended April 30, 2007 would have been lower by $0.03 had the Company continued to account for stock-based compensation under APB 25.

The total stock-based compensation capitalized as part of inventory as of April 30, 2007 was $410,000.

As of April 30, 2007, total compensation cost related to unvested stock options not yet recognized was $16.9 million which is expected to be recognized over the next 27 months on a weighted-average basis.

Upon adoption of SFAS 123R, the Company began estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model with a straight-line attribution method to recognize stock-based compensation expense. Compensation expense for all stock-based payment awards granted prior to the adoption of SFAS 123R was recognized using the Black-Scholes option-pricing model with a multiple-option approach for the purpose of the pro forma financial information in accordance with SFAS 123.

The fair value of options granted in fiscal 2007, 2006, and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended April 30,			Year Ended April 30,
	2007	2006	2005	2007	2006	2005

Expected term (in years)	5.25	3.19	3.28	0.50	0.50	0.46
Volatility	98%	107%	117%	69%	68%	99%
Risk-free interest rate	4.73%	4.40%	3.50%	4.45%	4.18%	2.85%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculated the volatility factor is based on the Company’s historical stock prices.

The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity approximates the expected term.

The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

The weighted-average grant-date per share fair value of options granted in fiscal 2007, 2006, and 2005 was $2.64, $1.13, and $0.92, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2007, 2006, and 2005 was $0.90, $0.64 , and $0, respectively.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different.

The following table summarizes the pro forma information regarding option grants made to the Company’s employees and directors and employee stock purchases related to the Purchase Plan had the Company applied the fair value recognition provisions of SFAS 123 (in thousands, except per-share amounts):

	Fiscal Years Ended April 30,
	2006	2005
	(As restated)	(As restated)

Net loss	$(33,029)	$(117,728)
Add:
APB 25 stock-based compensation expense, included in net loss, net of tax	6,819	3,838
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(10,056)	(17,680)

Pro forma net loss	$(36,266)	$(131,570)

Net loss per share — basic and diluted:
As reported	$(0.11)	$(0.51)

Pro forma	$(0.12)	$(0.57)

Shares used in computing reported and pro forma net loss — basic and diluted	290,518	232,210

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Employee Benefit Plan

The company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.

Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,500 for calendar year 2007. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. Finisar may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company’s expenses related to this plan were $1,255,000, $949,000, and $906,000 for fiscal years ended April 30, 2007, 2006, and 2005, respectively.

18.	Income Taxes

The expense (benefit) for income taxes consists of the following (in thousands):

	Years Ended April 30,
	2007	2006	2005
		Restated	Restated

Current:
Federal	$157	$	$
State	86		(64)
Foreign	392	80	(712)

	635	80	(776)

Deferred:
Federal	2,019	2,123	1,500
State	156	164	132

	2,175	2,287	1,632

Provision for income taxes	$2,810	$2,367	$856

Loss before income taxes consists of the following (in thousands):

	2007	2006	2005
		Restated	Restated

U.S	$(47,591)	$(35,033)	$(108,975)
Foreign	3,789	4,371	(7,897)

Total	$(43,802)	$(30,662)	$(116,872)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30
		2006	2005
	2007	As Restated	As Restated

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	0.00	0.65	0.16
Stock compensation expense	3.90	0.00	0.00
Loss on debt extinguishment	23.76	0.00	0.00
Non-deductible interest	4.92	5.17	4.34
Valuation allowance	10.07	40.70	29.70
Foreign loss with no tax benefit	0.00	0.00	2.12
Foreign (income) taxed at different rates	(2.84)	(4.73)	0.00
In-process R&D	1.25	0.00	0.00
Other	0.36	0.93	(0.59)

	6.42%	7.72%	0.73%

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
		2006
	2007	As Restated

Deferred tax assets:

Inventory reserve	$7,387	$5,374
Accruals and reserves	9,272	8,865
Tax credits	16,633	16,109
Net operating loss carryforwards	146,060	144,074
Gain/loss on investments under equity or cost method	11,862	11,791
Depreciation and amortization	—	625
Purchase accounting for intangible assets	11,115	8,716
Stock compensation	10,741	9,362

Total deferred tax assets	213,070	204,916
Valuation allowance	(201,356)	(204,916)

Net deferred tax assets	11,714	—
Deferred tax liabilities:
Goodwill amortization for tax	(6,090)	(3,919)
Tax basis difference on convertible debt	(10,696)	—
Depreciation and amortization	(1,018)

Total deferred tax liabilities	(17,804)	(3,919)

Total net deferred tax assets (liabilities)	(6,090)	(3,919)

The Company’s valuation allowance increased/(decreased) from the prior year by approximately ($3.6) million, $9.97 million, and $57.0 million in fiscal 2007, 2006 and 2005, respectively.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $17.7 million of the valuation allowance at April 30, 2007 is attributable to acquired tax attributes that, when realized, will first reduce unamortized goodwill, next other non-current intangible assets of acquired subsidiaries, and then income tax expense.

A deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.

At April 30, 2007, the Company had federal, state and foreign net operating loss carryforwards of approximately $437.6 million, $155.2 million and $0.5 million, respectively, and federal and state tax credit carryforwards of approximately $9.8 million, and $10.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2009, if not utilized. Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company’s manufacturing operations in Malaysia operate under a tax holiday which expires in fiscal 2011. This tax holiday has had no effect on the Company’s net loss and net loss per share in fiscal 2005, 2006, and 2007 due to net operating losses sustained in fiscal 2004 and 2005 and net operating loss carryforwards realized in fiscal 2007

As of April 30, 2007, federal income taxes were not provided for $870,000 of cumulative undistributed earnings of foreign subsidiaries which are considered permanently reinvested offshore. The determination of the amount of unrecognized federal deferred tax expense is not practicable as of April 30, 2007.

In June 2006, the FASB issued Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for the fiscal years beginning after December 15, 2006 for all public companies. Accordingly, the Company was required to adopt FIN 48 as of May 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

Short Cut Election

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

19.	Segments and Geographic Information

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,
	2007	2006	2005
		(Restated)	(Restated)

Revenues:
Optical subsystems and components	$381,263	$325,956	$241,582
Network test and monitoring systems	37,285	38,337	39,241

Total revenues	$418,548	$364,293	$280,823

Depreciation and amortization expense:
Optical subsystems and components	$25,757	$32,929	$28,157
Network test and monitoring systems	1,136	1,512	935

Total depreciation and amortization expense	$26,893	$34,441	$29,092

Operating income (loss):
Optical subsystems and components	17,806	(2,901)	(36,883)
Network test and monitoring systems	(5,852)	(1,412)	(7,502)

Total operating income (loss)	11,954	(4,313)	(44,385)
Unallocated amounts:
Amortization of acquired developed technology	(6,002)	(17,671)	(22,268)
Amortization of deferred stock compensation	—	—	(162)
In-process research and development	(5,770)	—	(1,558)
Amortization of other intangibles	(1,814)	(1,747)	(1,104)
Impairment of assets	—	—	(18,798)
Impairment of goodwill and intangible assets	—	(853)	(3,656)
Restructuring costs	—	(3,064)	(287)
Loss on debt extinguishment	(31,606)	—	—
Interest income (expense), net	(9,840)	(12,360)	(12,072)
Other non-operating income (expense), net	(724)	9,346	(12,582)

Total unallocated amounts	(55,756)	(26,349)	(72,487)

Loss before income tax	$(43,802)	$(30,662)	$(116,872)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of total assets by segment (in thousands):

	Fiscal Years Ended April 30,
	2007	2006
		(Restated)

Optical subsystems and components	$392,260	$350,129
Network test and monitoring systems	76,885	72,422
Other assets	77,527	83,919

	$546,672	$506,470

Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2007	2006	2005

Revenues from sales to unaffiliated customers:
United States	$269,451	$202,962	$184,829
Rest of the world	149,097	161,331	95,994

	$418,548	$364,293	$280,823

Revenues generated in the U.S. are all from sales to customers located in the United States.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,	April 30,
	2007	2006

Long-lived assets
United States	$237,691	$233,498
Malaysia	26,589	21,649
Rest of the world	3,351	2,984

	$267,631	$258,131

The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended
	April 30,
	2007	2006

Optical subsystems and components	$22,057	$22,747
Network test and monitoring systems	284	140

Total capital expenditures	$22,341	$22,887

20.	Pending Litigation

Matters Related to Historical Stock Option Grant Practices

On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s Board of Directors. Based on the preliminary results of the review, senior management concluded, and

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing its quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and this annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims.

Nasdaq Determination of Non-compliance

On December 13, 2006, the Company received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it did not timely file the October 10-Q and, therefore, that its common stock was subject to delisting from the Nasdaq Global Select Market. The Company received similar Staff Determination Notices with respect to its failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted the Company additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of the Company’s appeal. On October 5, 2007, the Listing Council granted the Company an exception until December 4, 2007 to file its delinquent periodic reports and restatement. On November 26, 2007, the Company filed an appeal with the Nasdaq Board of Directors seeking a review of the Listing Council’s decision and a stay of the decision, including the Listing Council’s December 4, 2007 deadline. On November 30, 2007, the Nasdaq Board of Directors agreed to review the Listing Council’s decision and stayed the decision pending further consideration by the Board. The Company believes that the filing of this report, and the simultaneous filing of its delinquent reports on Form 10-Q, will satisfy the conditions of the Listing Council’s decision and that its common stock will continue to be listed on the Nasdaq Global Select Market.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. As of April 30, 2007 and October 31, 2007, there was $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.

Patent Litigation

DirecTV Litigation

On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505 (the ‘‘505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in favor of the Company and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.

DirecTV has appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. The Company cross-appealed, raising issues related to the denial of the Company’s motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals have been consolidated. The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution. The parties have filed their respective briefs with the appellate court. A third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the portion of trial court’s judgment denying the Company’s motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license. Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will be issued between March 2008 and November 2008.

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

EchoStar Litigation

On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ’505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. No scheduling order has been entered in the case, and discovery has not yet begun.

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

Requests for Re-Examination of the ‘505 Patent

Three requests for re-examination of the Company’s ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. On December 11, 2006, the PTO entered an order granting the first request and, on March 21, 2007, the PTO entered an order granting the second request. The third request, filed on August 1, 2007, was partially granted on September 28, 2007. The Company expects that the PTO will take steps to consolidate these requests into one request for re-examination. Alternately, the PTO may consolidate the first two requests and keep the third separate because it is directed to different claims than the first two requests. During the re-examination, some or all of the claims in the ’505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the DirecTV, EchoStar, Comcast and

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM/Sirius lawsuits. Resolution of one or more re-examination requests of the ’505 Patent is likely to take more than 15 months.

Securities Class Action

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, the Company’s President and Chief Executive Officer, Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, the Company’s Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under the Company’s insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April l 6, 2007, the Second Circuit Court of Appeals denied the plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Subsequently, and consistent with these developments, the Court entered an order, at the request of the plaintiffs and issuers, to deny approval of the settlement, and the plaintiffs filed an amended complaint in an attempt to comply with the decision of the Second Circuit Court of Appeals. If an amended or modified settlement is not reached, and thereafter approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.

The Company cannot predict the outcome of the legal proceedings discussed above. No amount of loss, if any, is considered probable or measurable and no loss contingency has been recorded at the balance sheet date.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Gain on Sale of a Minority Investment

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

In April 2007, the Company received a final cash payment from Goodrich Corporation totaling $1.2 million for funds that had been held in escrow related to the sale of the Company’s equity interest in Sensors Unlimited, Inc. The Company had not valued this interest for accounting purposes. Accordingly, the Company recorded a gain of $1.2 million related to this transaction in the fourth quarter of fiscal 2007 and classified this amount as other income (expense), net on the consolidated statement of operations.

22.	Restructuring and Assets Impairments

The Company recorded a restructuring charge of $287,000 in fiscal 2005 to adjust the operating lease liability for its Hayward facility that was closed in fiscal 2003. As of April 30, 2007 all payments associated with the operating lease on this facility have been paid.

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

As of April 30, 2007, $898,000 of committed facilities payments related to restructuring activities remains accrued and is expected to be fully utilized by the end of fiscal 2011.

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

23.	Warranty

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

Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,
	2007	2006

Beginning balance	$1,767	$2,963
Additions during the period based on product sold	2,264	1,753
Settlements	(1,031)	(354)
Changes in liability for pre-existing warranties, including expirations	(1,182)	(2,595)

Ending balance	$1,818	$1,767

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Related Parties

Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a current member of the Company’s board of directors, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. During the fiscal years ended April 30, 2007, 2006 and 2005, the Company recorded purchases from Fabrinet of approximately $77.2 million, $72.1 million, and $52.3 million, respectively, and Fabrinet purchased products from the Company totaling approximately $42.8 million, $27.0 million, and $24.0 million, respectively. At April 30, 2007 and 2006, the Company owed Fabrinet approximately $1.5 million and $10.0 million, respectively, and Fabrinet owed the Company approximately $2.1 million and $7.6 million, respectively.

In connection with the acquisition by VantagePoint Venture Partners of the 34 million shares of common stock held by Infineon Technologies AG that the Company had previously issued to Infineon in connection with its acquisition of Infineon’s optical transceiver product lines, the Company entered into an agreement with VantagePoint under which the Company agreed to use its reasonable best efforts to elect a nominee of VantagePoint to the Company’s board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to the board of directors pursuant to that agreement. The Company also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint. As a result of the reduction in VantagePoint’s holdings of the Company’s common stock following distributions by VantagePoint to its partners, the Company’s obligations regarding the election of a nominee of VantagePoint to the Company’s board of directors have terminated and we are no longer obligated to maintain a registration statement for the resale of shares held by VantagePoint and certain distributees of VantagePoint.

25.	Guarantees and Indemnifications

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

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2007. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Subsequent Events (Unaudited)

Because virtually all holders of options issued by the Company were neither involved in nor aware of the accounting treatment of stock options, the Company has taken and intends to take actions to address certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws).The Company presently estimates that it will incur a liability to option holders of approximately $7.0 million, of which approximately $5.7 million will be recognized as additional stock compensation expense in future periods, with the remainder being recorded in additional paid-in capital as a cash settlement of a portion of the related option grants.

27.	Quarterly Financial Data (Unaudited)

FINISAR CORPORATION

FINANCIAL INFORMATION BY QUARTER (Unaudited)

	Three Months Ended
	April 30,	Jan. 28,	Oct. 29,	July 30,	April 30,	Jan. 29,	Oct. 30,	July 31,
	2007	2007	2006	2006	2006	2006	2005	2005
				(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Statement of Operations Data
Revenues:
Optical subsystems and components	$88,204	$98,007	$99,009	$96,043	$91,938	$84,199	$77,449	$72,370
Network test and monitoring systems	8,393	9,512	9,180	10,200	10,466	9,336	9,173	9,362

Total revenues	96,597	107,519	108,189	106,243	102,404	93,535	86,622	81,732
Cost of revenues	63,922	66,634	68,995	70,721	67,021	62,311	59,895	60,959
Impairment of acquired developed technology	—	—	—	—	—	—	853	—
Amortization of acquired developed technology	1,466	1,512	1,505	1,519	2,593	4,003	5,421	5,654

Gross profit (loss)	31,209	39,373	37,689	34,003	32,790	27,221	20,453	15,119
Operating expenses:
Research and development	17,571	16,593	16,000	14,395	14,816	12,412	14,158	13,026
Sales and marketing	8,781	9,068	9,439	8,834	8,665	8,566	7,451	8,462
General and administrative	12,164	8,871	7,092	7,514	8,846	7,113	6,839	8,066
Acquired in-process research and development	5,770	—	—	—	—	—	—	—
Amortization of purchased intangibles	277	925	313	299	365	453	453	476
Restructuring costs	—	—	—	—	—	—	3,064	—

Total operating expenses	44,563	35,457	32,844	31,042	32,692	28,544	31,965	30,030

Income (loss) from operations	$(13,354)	$3,916	$4,845	$2,961	$98	$(1,323)	$(11,512)	$(14,911)
Interest income	1,882	1,668	1,399	1,255	1,076	858	765	783
Interest expense	(4,152)	(4,071)	(3,900)	(3,921)	(4,087)	(3,838)	(3,830)	(4,087)
Loss on convertible debt exchange	—	—	(31,606)	—	—	—	—	—
Other income (expense), net	431	(345)	(440)	(370)	269	10,498	(821)	(600)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(15,193)	1,168	(29,702)	(75)	(2,644)	6,195	(15,398)	(18,815)
Provision for income taxes	780	772	627	631	575	541	657	594

Loss before cumulative effect of change in accounting principle	(15,973)	396	(30,329)	(706)	(3,219)	5,654	(16,055)	(19,409)
Cumulative effect of change in accounting principle	—	—	—	(1,213)

Net income (loss)	$(15,973)	$396	$(30,329)	$507	$(3,219)	$5,654	$(16,055)	$(19,409)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	April 30,	Jan. 28,	Oct. 29,	July 30,	April 30,	Jan. 29,	Oct. 30,	July 31,
	2007	2007	2006	2006	2006	2006	2005	2005
				(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)

Net income (loss) per share basic:
Before effect of accounting change	$(0.05)	$0.00	$(0.10)	$(0.00)	$(0.01)	$0.02	$(0.06)	$(0.07)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.00)	$—	$—	$—	$—
Net income (loss)	$(0.05)	$0.00	$(0.10)	$0.00	$(0.01)	$0.02	$(0.06)	$(0.07)
Net income (loss) per share diluted:
Before effect of accounting change	$(0.05)	$0.00	$(0.10)	$0.00	$(0.01)	$0.02	$(0.06)	$(0.07)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$0.00	$—	$—	$—	$—
Net income (loss)	$(0.05)	$0.00	$(0.10)	$0.00	$(0.01)	$0.02	$(0.06)	$(0.07)
Shares used in computing net income (loss) per share:
Basic	308,623	308,538	307,558	306,499	302,316	297,265	289,968	272,228
Diluted	308,623	324,350	307,558	324,474	302,316	307,681	289,968	272,228

The following tables reflect the adjustments related to the restatements for periods not derived from the audited consolidated financial statements herein:

	Quarter Ended
	July 30, 2006
	As		As
	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data
Revenues
Optical subsystems and components	$96,043	$—	$96,043
Network test and monitoring systems	10,200	—	10,200

Total revenues	106,243	—	106,243
Cost of revenues	69,950	771	70,721
Amortization of acquired developed technology	1,519	—	1,519

Gross profit	34,774	(771)	34,003
Operating expenses:
Research and development	14,059	336	14,395
Sales and marketing	8,669	165	8,834
General and administrative	7,376	138	7,514
Acquired in-process research and development	—	—	—
Amortization of purchased intangibles	299	—	299

Total operating expenses	30,403	639	31,042

Income (loss) from operations	4,371	(1,410)	2,961
Interest income	1,255	—	1,255
Interest expense	(3,921)	—	(3,921)
Other income (expense), net	(370)	—	(370)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended
	July 30, 2006
	As		As
	Reported	Adjustment	Restated
	(In thousands, except per share data)

Income (loss) before income taxes and cumulative effect of change in accounting principle	1,335	(1,410)	(75)
Provision for income taxes	2,155	(1,524)	631

Loss before cumulative effect of change in accounting principle	(820)	114	(706)
Cumulative effect of change in accounting principle, net of tax	—	(1,213)	(1,213)

Net income (loss)	$(820)	$1,327	$507

Net income (loss) per share — basic:
Before effect of accounting change	$(0.00)	$0.00	$(0.00)
Cumulative effect of change in accounting principle	$—	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$0.00	$0.00
Net income (loss) per share — diluted:
Before effect of accounting change	$(0.00)	$0.00	$(0.00)
Cumulative effect of change in accounting principle	$—	$(0.00)	$(0.00)
Net income (loss)	$(0.00)	$0.00	$0.00
Shares used in computing net loss per share:
Basic	306,499	306,499	306,499
Diluted	306,499	306,499	324,474

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended			Quarter Ended
	April 30, 2006			January 29, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share amounts)

Statement of Operations Data
Revenues:
Optical subsystems and components	$91,938	—	$91,938	$84,199	—	$84,199
Network test and monitoring systems	10,466	—	10,466	9,336	—	9,336

Total revenues	102,404	—	102,404	93,535	—	93,535
Cost of revenues	65,306	1,715	67,021	61,331	980	62,311
Amortization of acquired developed technology	2,593	—	2,593	4,003	—	4,003

Gross profit (loss)	34,505	(1,715)	32,790	28,201	(980)	27,221
Operating expenses:
Research and development	13,216	1,600	14,816	11,525	887	12,412
Sales and marketing	7,934	731	8,665	8,119	447	8,566
General and administrative	7,987	859	8,846	6,644	469	7,113
Amortization of purchased intangibles	365	—	365	453	—	453

Total operating expenses	29,502	3,190	32,692	26,741	1,803	28,544

Income (loss) from operations	5,003	(4,905)	98	1,460	(2,783)	(1,323)
Interest income	1,076	—	1,076	858	—	858
Interest expense	(4,087)	—	(4,087)	(3,838)	—	(3,838)
Other income (expense), net	269	—	269	10,498	—	10,498

Income (loss) before income taxes	2,261	(4,905)	(2,644)	8,978	(2,783)	6,195
Provision for income taxes	575	—	575	675	(134)	541

Net income (loss)	$1,686	$(4,905)	$(3,219)	$8,303	$(2,649)	$5,654

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.01)	$0.03	$(0.01)	$0.02
Diluted	$0.01	$(0.02)	$(0.01)	$0.03	$(0.01)	$0.02
Shares used in computing net income (loss) per share:
Basic	302,316	302,316	302,316	297,265	297,265	297,265
Diluted	326,781	302,316	302,316	307,681	307,681	307,681

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended			Quarter Ended
	October 30, 2005			July 31, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
	(In thousands, except per share data)

Statement of Operations Data
Revenues:
Optical subsystems and components	$77,449	—	$77,449	$72,370	—	$72,370
Network test and monitoring systems	9,173	—	9,173	9,362	—	9,362

Total revenues	86,622	—	86,622	81,732	—	81,732
Cost of revenues	59,698	197	59,895	60,791	168	60,959
Impairment of acquired developed technology	853	—	853	—	—	—
Amortization of acquired developed technology	5,421	—	5,421	5,654	—	5,654

Gross profit (loss)	20,650	(197)	20,453	15,287	(168)	15,119
Operating expenses:
Research and development	14,141	17	14,158	13,021	5	13,026
Sales and marketing	7,501	(50)	7,451	8,371	91	8,462
General and administrative	6,768	71	6,839	8,009	57	8,066
Amortization of purchased intangibles	453	—	453	476	—	476
Restructuring costs	3,064	—	3,064	—	—	—

Total operating expenses	31,927	38	31,965	29,877	153	30,030

Loss from operations	(11,277)	(235)	(11,512)	(14,590)	(321)	(14,911)
Interest income	765	—	765	783	—	783
Interest expense	(3,830)	—	(3,830)	(4,087)	—	(4,087)
Other income (expense), net	(821)	—	(821)	(600)	—	(600)

Income loss before income taxes	(15,163)	(235)	(15,398)	(18,494)	(321)	(18,815)
Provision for income taxes	657	—	657	594	—	594

Net loss	$(15,820)	$(235)	$(16,055)	$(19,088)	$(321)	$(19,409)

Net loss per share	$(0.05)	$(0.00)	$(0.06)	$(0.07)	$(0.00)	$(0.07)
Shares used in computing net loss per share — basic and diluted	289,968	289,968	289,968	272,228	272,228	272,228

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET

	Quarter Ended			Quarter Ended
	July 30, 2006			January 29, 2006
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$63,472	$—	$63,472	$54,228	$—	$54,228
Short-term investments	40,394	—	40,394	62,090	—	62,090
Restricted investments, short-term	3,725	—	3,725	3,728	—	3,728
Accounts receivable, net of allowances	65,572	—	65,572	48,244	—	48,244
Accounts receivable, other	9,773	—	9,773	6,842	—	6,842
Inventories	52,440	149	52,589	48,039	442	48,481
Prepaid expenses	3,492	—	3,492	4,850	—	4,850

Total current assets	238,868	149	239,017	228,021	442	228,463
Long-term investments	34,024	—	34,024	—	—	—
Property, plant and improvements, net	82,202	—	82,202	79,582	—	79,582
Restricted investments, long-term	1,827	—	1,827	3,634	—	3,634
Purchased technology, net	13,460	—	13,460	17,558	—	17,558
Other purchased intangible assets, net	3,878	—	3,878	4,556	—	4,556
Goodwill, net	122,960	1,572	124,532	132,484	—	132,484
Minority investments	11,250	—	11,250	15,696	—	15,696
Other assets	17,392	—	17,392	16,990	—	16,990

Total assets	$525,861	$1,721	$527,582	$498,521	$442	$498,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,531	$—	$35,531	$37,618	$—	$37,618
Accrued compensation	10,011	1,719	11,730	7,252	403	7,655
Other accrued liabilities	13,483	20	13,503	17,292	—	17,292
Deferred revenue	5,415	—	5,415	5,433	—	5,433
Current portion of other long-term liabilities	2,284	—	2,284	2,229	—	2,229
Convertible notes	—	—	—	843	—	843
Non-cancelable purchase obligations	1,693	—	1,693	1,390	—	1,390

Total current liabilities	68,417	1,739	70,156	72,057	403	72,460
Long-term liabilities:
Convertible notes	239,423	—	239,423	237,127	—	237,127
Other long-term liabilities	20,612	—	20,612	23,220	—	23,220
Deferred income taxes	4,518	(60)	4,458	3,483	(134)	3,349

Total long-term liabilities	264,553	(60)	264,493	263,830	(134)	263,696
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	307	—	307	299	—	299
Additional paid-in capital	1,376,535	112,209	1,488,744	1,359,953	112,424	1,472,377
Deferred stock compensation	—	—	—	—	(3,662)	(3,662)
Accumulated other comprehensive income	13,098	—	13,098	297	—	297
Accumulated deficit	(1,197,049)	(112,167)	(1,309,216)	(1,197,915)	(108,589)	(1,306,504)

Total stockholders’ equity	192,891	42	192,933	162,634	173	162,807

Total liabilities and stockholders’ equity	$525,861	$1,721	$527,582	$498,521	$442	$498,963

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED BALANCE SHEET

	Quarter Ended			Quarter Ended
	October 30, 2005			July 31, 2005
	As			As
	Previously		As	Previously		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$33,165	$—	$33,165	$29,180	$—	$29,180
Short-term investments	62,493	—	62,493	72,604	—	72,604
Restricted investments, short-term	3,710	—	3,710	3,732	—	3,732
Accounts receivable, net of allowances	44,911	—	44,911	43,350	—	43,350
Accounts receivable, other	2,914	—	2,914	4,723	—	4,723
Inventories	40,890	98	40,988	37,486	35	37,521
Prepaid expenses	3,287	—	3,287	3,486	—	3,486

Total current assets	191,370	98	191,468	194,561	35	194,596
Property, plant and improvements, net	79,028	—	79,028	84,798	—	84,798
Restricted investments, long-term	3,612	—	3,612	5,425	—	5,425
Purchased technology, net	21,554	—	21,554	27,821	—	27,821
Other purchased intangible assets, net	5,016	—	5,016	5,476	—	5,476
Goodwill, net	132,275	—	132,275	132,217	—	132,217
Minority investments	16,172	—	16,172	16,689	—	16,689
Other assets	16,678	—	16,678	17,127	—	17,127

Total assets	$465,705	$98	$465,803	$484,114	$35	$484,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,927	$—	$32,927	$32,827	$—	$32,827
Accrued compensation	5,668	141	5,809	6,667	136	6,803
Other accrued liabilities	15,429	—	15,429	15,422	—	15,422
Deferred revenue	4,974	—	4,974	6,560	—	6,560
Current portion of other long-term liabilities	628	—	628	2,599	—	2,599
Convertible notes	1,000	—	1,000	1,000	—	1,000
Non-cancelable purchase obligations	1,390	—	1,390	2,009	—	2,009

Total current liabilities	62,016	141	62,157	67,084	136	67,220
Long-term liabilities:
Convertible notes	236,043	—	236,043	247,043	—	247,043
Other long-term liabilities	13,930	—	13,930	13,571	—	13,571
Deferred income taxes	2,868	—	2,868	2,218	—	2,218

Total long-term liabilities	252,841	—	252,841	262,832	—	262,832
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	296	—	296	285	—	285
Additional paid-in capital	1,356,586	108,145	1,464,731	1,344,031	109,193	1,453,224
Deferred stock compensation	—	(2,248)	(2,248)	—	(3,589)	(3,589)
Accumulated other comprehensive income	184	—	184	280	—	280
Accumulated deficit	(1,206,218)	(105,940)	(1,312,158)	(1,190,398)	(105,705)	(1,296,103)

Total stockholders’ equity	150,848	(43)	150,805	154,198	(101)	154,097

Total liabilities and stockholders’ equity	$465,705	$98	$465,803	$484,114	$35	$484,149

Schedule II — Consolidated Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions	End of
	of Period	Expenses	Write-Offs	Period
	(In thousands)

Allowance for doubtful accounts
Year ended April 30, 2007	$2,198	$(387)	$(204)	$1,607
Year ended April 30, 2006	$1,378	$805	$(15)	$2,198
Year ended April 30, 2005	1,669	(234)	57	1,378

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Stock Option Grant Practices and Restatement

As discussed in Note 2 to Notes to the Consolidated Financial Statements of this report, and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” an independent investigation related to our historical stock option granting practices was carried out by the Audit Committee of the Board of Directors during fiscal 2007 and through mid fiscal 2008. As a result of the findings from this investigation, we concluded that we used incorrect measurement dates for financial accounting purposes for a majority of stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between November 11, 1999, the date of our initial public offering, and September 8, 2006, the first grant to occur following changes in the process by which options are granted. We are restating our consolidated balance sheet as of April 30, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended April 30, 2006 and April 30, 2005 as well as the quarter ended July 30, 2006 to record this additional stock-based compensation and related tax expense.

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

We carried out an evaluation, under the supervision, and with the participation, of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As described below under “Management’s Annual Report on Internal Control Over Financial Reporting”, we concluded that we had deficiencies in controls relating to stock option granting and that all individuals involved in the granting of stock options lacked a thorough understanding of relevant accounting rules related to the accounting for stock options. These control deficiencies were determined to be material weaknesses in our internal control over financial reporting. However, we have concluded that, with the adoption of the new policies and procedures described below, these material weaknesses were remediated as of April 30, 2007 and, therefore, our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, and under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2007. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting, as of April 30, 2007.

The effectiveness of internal control over financial reporting as of April 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Past Material Weaknesses in Internal Control Over Financial Reporting

During the course of the investigation into our historical stock option granting practices and related accounting, we reviewed the effectiveness of our internal control over financial reporting, using the criteria set forth in Internal Control — Integrated Framework issued by COSO. Based on this assessment, as a result of the conclusions reached in the investigation, we identified certain material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting.

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

First, prior to and during fiscal 2006, we did not maintain effective controls over the accounting for, and disclosure of, our stock-based compensation expense and did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Note 2 of the notes to our consolidated financial statements and in “Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Specifically, in the case of grants which were approved pursuant to the authority delegated to the CEO as the Stock Plan Committee, the Audit Committee found process-related deficiencies. These deficiencies resulted in the Company erroneously treating the stated grant date as the measurement date for financial accounting purposes. The grants in this category included performance grants, grants to newly-hired employees and grants to employees hired in connection with acquisitions of other companies by us. The Audit Committee concluded that twelve performance grants either lacked contemporaneous evidence to verify the date selected or, in the case of two grants, were selected retrospectively to capture a more favorable price. The Audit Committee found that 86 grants to newly-hired employees lacked contemporaneous evidence of grant date selection. Additionally, the Audit Committee found that four grants to employees of acquired companies were measured on a date other than that specified in the acquisition agreements. In eight instances, a grant was properly approved on a grant date that was prior to the date the exercise price was set (at a price lower than the grant date) resulting in variable accounting. Finally, a grant to three of our officers, including a grant to our CFO, was erroneously included in a large, broad-based performance grant Granting Action by the Stock Plan Committee rather than by action of our Board or Directors or Compensation Committee. The Audit Committee found no evidence of intentional misconduct or malfeasance on the part of Company personnel involved in selecting and approving the grant dates. Additionally, the CEO did not benefit from any of these grants.

Second, the Audit Committee determined that all individuals involved in the process for granting these options lacked a thorough understanding of relevant accounting rules.

In fiscal 2007, prior to the commencement of and not in response to the internal review that led to the investigation by the Audit Committee, the Audit Committee recommended, and the Board adopted, new policies and procedures with regard to grants of equity compensation awards to Board members, officers, and non-officer employees alike. Under these policies and procedures:

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

In connection with the completion of its investigation, and in light of the findings from the investigation, the Audit Committee recommended that the Board consider, and the Board of Directors unanimously adopted, certain remedial measures, including the following:

•	The implementation of a cross-functional training program for certain key employees concerning (i) our equity compensation programs and related improvements in equity compensation controls, processes and procedures, (ii) the accounting implications of the Company’s equity compensation programs and (iii) the legal implications of the equity compensation programs.

•	The appointment of a designated finance department employee to be responsible for the accounting for stock options and other forms of equity compensation.

•	The adoption of additional policies to assure that grants will be recorded promptly in our option accounting database, and that grantees will receive prompt written notification of their grants.

•	The adoption of policies to assure that there will be a specific date to complete the generation of a list of recommended equity grant recipients and number of option shares prior to the submission of the recommendations to the Compensation Committee for approval.

•	Implementation of a requirement that our Internal Audit Department review our compliance with the controls and procedures regarding equity compensation at least annually and report the results of its review to the Audit Committee.

We believe that these changes, together with the new policies and procedures adopted before the commencement of the investigation, remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock option grants could have occurred during the fiscal year ended April 30, 2007 and not have been detected as part of our financial reporting close process or our stock option granting process. As a result, we concluded that we maintained effective internal control over financial reporting as of April 30, 2007.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Finisar Corporation:

We have audited Finisar Corporation’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2007 and 2006 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007 (2006 and 2005, restated) and our report dated December 3, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

San Jose, CA
December 3, 2007

ITEM 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Information concerning Finisar’s current executive officers is as follows:

Name	Position(s) with Finisar	Age

Jerry S. Rawls	Chairman of the Board, President and Chief Executive Officer	63
David Buse	Senior Vice President and General Manager, Network Tools Division	57
Anders Olsson	Senior Vice President, Engineering	55
Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary	57
Joseph A. Young	Senior Vice President and General Manager, Optics Division	50

Jerry S. Rawls has served as a member of our board of directors since March 1989, as our Chief Executive Officer since August 1999 and as our Chairman of the Board since January 2006. Mr. Rawls has also served as our President since April 2003 and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

David Buse has served as our Senior Vice President and General Manager, Network Tools Division, since June 2005. Mr. Buse joined Finisar in December 2003 as our Senior Vice President, Sales and Marketing. From May 2002 to September 2003, Mr. Buse was employed as Vice President of Worldwide Sales and Marketing of Silicon Bandwidth, an interconnect technology company. Prior thereto, he spent over 20 years at Raychem/ Tyco in various positions, most recently serving as Americas National Sales Manager. Mr. Buse holds a B.S. in Engineering Management from the United States Air Force Academy and an M.B.A. from UCLA.

Anders Olsson has served as our Senior Vice President, Engineering since January 2004. From April 2003 to December 2003, Dr. Olsson was President and Chief Executive Officer of Photon-X Inc., an optical sensing company. From April 2000 to April 2003, Dr. Olsson was the Chief Operating Officer and Chief Technical Officer of CENiX Inc, a high-speed integrated subsystems company for data-com and telecom markets. Before co-founding CENiX, Dr. Olsson held a number of positions at Bell Laboratories, Lucent Network Systems, and Lucent Microelectronics; the first in basic research and the last as Optoelectronics General Manager and Vice President. Dr. Olsson holds an M.S. in Engineering from Chalmers University of Technology of Gothenburg, Sweden, and a Ph.D. in Electrical Engineering from Cornell University.

Stephen K. Workman has served as our Senior Vice President, Finance and Chief Financial Officer since September 2002 and as our Vice President, Finance and Chief Financial Officer from March 1999 to September 2002. Mr. Workman has also served as our Secretary since August 1999. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

Joseph A. Young has served as our Senior Vice President and General Manager, Optics Division, since June 2005. Mr. Young joined Finisar in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from

September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

Directors

Information concerning Finisar’s current directors is as follows:

			Director
Name	Position with Finisar	Age	Since

Class I directors whose terms expire at the 2009 Annual Meeting of Stockholders:
Roger C. Ferguson	Director	64	1999
Larry D. Mitchell	Director	65	1999
Class II directors whose terms expire at the 2007 Annual Meeting of Stockholders:
David C. Fries	Director	62	2005
Frank H. Levinson	Director	54	1988
Robert N. Stephens	Director	62	2005
Class III directors whose terms expire at the 2008 Annual Meeting of Stockholders:
Jerry S. Rawls	Chairman of the Board, President and Chief Executive Officer	63	1989
Dominique Trempont	Director	53	2005

Roger C. Ferguson has served as a member of our board of directors since August 1999. From June 1999 to December 2001, Mr. Ferguson served as Chief Executive Officer of Semio Corp., an early stage software company. Mr. Ferguson has served as a principal in VenCraft, LLC, a venture capital partnership, since July 1997. From August 1993 to July 1997, Mr. Ferguson was Chief Executive Officer of DataTools, Inc., a database software company. From 1987 to 1993, Mr. Ferguson served as Chief Operating Officer for Network General Inc., a network analysis company. Mr. Ferguson holds a B.A. in Psychology from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth.

Larry D. Mitchell has served as a member of our board of directors since October 1999. Mr. Mitchell was employed by the Hewlett-Packard Company for 29 years, retiring in October 1997 as a site General Manager in Roseville, California, a position he held for three years. During the 26 years prior to October 1994, Mr. Mitchell served in a variety of management positions with Hewlett-Packard. Currently, Mr. Mitchell is Director of Operations for SP Communications, a startup electronics company. Mr. Mitchell also served on the Board of Directors of Placer Sierra Bancshares, until its acquisition by Wells Fargo Bank in June 2007 and served as Chairman from August 2006 until June 2007. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

David C. Fries has served as a member of our board of directors since June 2005. Dr. Fries has been employed by VantagePoint Venture Partners, a venture capital investment firm, since August 2001 where he currently serves as a Managing Director and Co-Head of the Semiconductor and Components Practice. Prior to joining VantagePoint, he was the Chief Executive Officer of Productivity Solutions, Inc., a Florida-based developer of automated checkout technologies for food and discount retailers, from 1995 to 1999. For seven years prior to that, he was a general partner of Canaan Partners, a venture capital firm. Dr. Fries served 17 years in numerous executive roles in engineering, manufacturing, senior management and finance at General Electric Company, including directing GE Venture Capital’s California operation, which later became Canaan Partners. Dr. Fries also serves as a director of Aviza

Technology, Inc., a semiconductor equipment company. Dr. Fries holds a B.S. in Chemistry from Florida Atlantic University and a Ph.D. in Physical Chemistry from Case Western Reserve University.

Frank H. Levinson founded Finisar in April 1987 and has served as a member of our board of directors since February 1988. Dr. Levinson served as our Chairman of the Board and Chief Technical Officer from August 1999 to January 2006 and also served as our Chief Executive Officer from February 1988 to August 1999. From September 1980 to December 1983, Dr. Levinson was a member of Technical Staff at AT&T Bell Laboratories. From January 1984 to July 1984, he was a Member of Technical Staff at Bellcore, a provider of services and products to the communications industry. From April 1985 to December 1985, Dr. Levinson was the principal optical scientist at Raychem Corporation, and from January 1986 to February 1988, he was Optical Department Manager at Raynet, Inc., a fiber optic systems company. Dr. Levinson serves as a director of Fabrinet, Inc., a privately held contract manufacturing company. Dr. Levinson holds a B.S. in Mathematics/Physics from Butler University and an M.S. and Ph.D. in Astronomy from the University of Virginia.

Robert N. Stephens has served as a member of our board of directors since August 2005. Mr. Stephens served as the Chief Executive Officer since April 1999 and President since October 1998 of Adaptec, Inc., a storage solutions provider, until his retirement in May 2005. Mr. Stephens joined Adaptec in November 1995 as Chief Operating Officer. Before joining Adaptec, Mr. Stephens was the founder and chief executive officer of Power I/O, a company that developed serial interface solutions and silicon expertise for high-speed data networking, that was acquired by Adaptec in 1995. Prior to founding Power I/O, Mr. Stephens was President and CEO of Emulex Corporation, which designs, develops and supplies Fibre Channel host bus adapters. Before joining Emulex, Mr. Stephens was senior vice president, general manger, and founder of the Microcomputer Products Group at Western Digital Corporation. He began his career at IBM, where he served over 15 years in a variety of management positions. Mr. Stephens holds bachelor’s and master’s degrees from San Jose State University.

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

Dominique Trempont has served as a member of our board of directors since August 2005. Mr. Trempont is also a member of the board of directors of 3Com Corporation, a networking company, and chairs its Finance and Audit Committee. Prior to joining the boards of Finisar and 3Com, Mr Trempont was CEO in residence at Battery Ventures from August 2003 till June 2004. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software company focused on enterprise self-service applications, from November 1999 to November 2002. Mr. Trempont was President and Chief Executive Officer of Gemplus Corporation, a smart card company, from May 1997 to June 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and headed Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a high-tech material science company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont received an undergraduate degree in Economics from College Saint Louis (Belgium), a B.A. in Business Administration and Computer Sciences from the University of Louvain (Belgium) and a masters in Business Administration from INSEAD (France).

Audit Committee and Financial Expert

The members of the Audit Committee during fiscal 2007 were Messrs. Ferguson, Mitchell and Trempont. Each of the members of the Audit Committee is independent for purposes of the Nasdaq listing standards as they apply to audit committee members. Messrs. Ferguson and Trempont are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information and our compliance with legal and regulatory requirements; appointing and evaluating our independent auditors, including reviewing their independence, qualifications and performance and reviewing and approving the terms of their engagement for audit services and non-audit services; and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters.

Code of Ethics

Our board of directors has adopted a Code of Ethics (the “Code”) that outlines the principles of legal and ethical business conduct under which we do business. The Code, which is applicable to all directors, employees and officers of Finisar, is available at http://investor.finisar.com/corpgov.cfm. Any substantive amendment or waiver of the Code may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website. In addition, disclosure of any waiver of the Code for directors and executive officers will also be made by the filing of a Form 8-K with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us, and written representations from executive officers and directors, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 30, 2007 were satisfied.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion explains our compensation philosophy, objectives and procedures and describes the forms of compensation awarded to our Chief Executive Officer, our Chief Financial Officer and each of our other three most highly-compensated executives (determined as of April 30, 2007). We refer to these individuals as our “named executive officers.” This discussion focuses on the information contained in the tables and related footnotes and narrative included in this Item 11, primarily for our 2007 fiscal year, but we also describe compensation actions taken before and after fiscal 2007 to the extent that information enhances the understanding of our executive compensation disclosure.

Philosophy, Objectives and Procedures

Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives and performance and to offer compensation that will enable us to attract, retain, and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving revenue growth, increasing operating profits, and controlling overhead costs. We operate in a very competitive environment for executive talent, and it is our belief that our compensation packages should be competitive when compared to our peers but also perceived as fair, when considered both externally and internally.

The Compensation Committee of our Board of Directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity awards which, to date, have been in the form of stock options. We also provide our executive officers with other benefits and perquisites generally available to our other employees.

Generally, the Compensation Committee reviews the compensation of our executive officers in the early part of each fiscal year and takes action at that time to award bonuses for the preceding fiscal year and set base salaries and target bonuses for the current year. In setting our executive officers’ total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by comparable companies. The Compensation Committee takes into consideration recommendations of our Chief Executive Officer, although he does not participate in discussions regarding his own compensation.

Periodically, the Compensation Committee retains compensation consultants to assist it in its review of executive officer compensation. In connection with its annual review early in fiscal 2007, the Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, for this purpose. The Compensation Committee reviewed cash and equity compensation analyses prepared by Assets Unlimited, Inc. based on data for comparable companies and met with a representative of that firm. The Compensation Committee did not engage compensation consultants in connection with its fiscal 2008 review of executive officer compensation.

Forms of Compensation

Base Salaries

Base salaries for our executive officers are initially set based on negotiation with the individual executive officer at the time of recruitment and with reference to salaries for comparable positions in the networking industry for individuals of similar education and background to the executive officer being recruited. We also give consideration to the individual’s experience, reputation in his or her industry and expected contributions to Finisar. Salaries are reviewed annually by the Compensation Committee and adjustments are made based on (i) salary recommendations of our Chief Executive Officer, (ii) the Compensation Committee’s assessment of the individual performance of the executive officers during the previous fiscal year, (iii) Finisar’s financial results for the previous fiscal year, and (iv) changes in competitive pay levels.

During fiscal 2007, base salaries accounted for approximately 36% of the total compensation of our Chief Executive Officer and an average of approximately 45% of the total compensation of our other named executive officers.

Annual Cash Bonuses

It is our policy that a substantial component of each executive officer’s potential annual compensation take the form of a performance-based bonus. Bonus awards to executive officers other than the Chief Executive Officer are determined by the Compensation Committee, in consultation with the Chief Executive Officer, based on our financial performance and the achievement of the officer’s individual performance objectives. The Chief Executive Officer’s bonus is determined by the Compensation Committee, without participation by the Chief Executive Officer, based on the same factors.

At the beginning of each fiscal year, the Compensation Committee awards cash bonuses to our executive officers in recognition of their contributions during the previous fiscal year. In July 2006, the Compensation Committee established target bonuses for our executive officers for fiscal 2007 and a methodology for the calculation of individual bonuses, based on the target bonuses. Under this methodology, each executive officer’s bonus was to be based: 35% on our achievement of targeted operating income; 35% on our achievement of targeted revenue growth; and 30% on the achievement of individual goals. In its annual review of executive compensation in August 2007, the Compensation Committee determined that the formula approved at the beginning of the fiscal year did not produce bonuses that were fully reflective of the officers’ contributions. Accordingly, the Compensation Committee awarded the following bonuses which, in each case, were less than the officer’s fiscal 2007 target bonus but more than would have been payable under the original formula:

	Fiscal 2007
	Annual Cash Bonuses
Name	Target	Amount Awarded

Jerry S. Rawls	$250,000	$125,000
Stephen K. Workman	$100,000	$50,000
David Buse	$100,000	$50,000
Anders Olsson	$90,000	$60,000
Joseph A. Young	$120,000	$100,000

During fiscal 2007, annual cash bonuses accounted for approximately 11% of the total compensation of our Chief Executive Officer and an average of approximately 10% of the total compensation of our other named executive officers.

In August 2007, the Compensation Committee established target bonuses for fiscal 2008 and the methodology for the calculation of individual bonuses. Under this methodology, each executive officer’s bonus was to be based: 80% on our achievement of targeted earnings per share; and 20% on the achievement of individual goals. The fiscal 2008 target bonuses for the named executive officers are as follows:

Fiscal 2008
Name	Target Bonus

Jerry S. Rawls	$425,000
Stephen K. Workman	$260,000
David Buse	$290,000
Anders Olsson	$288,000
Joseph A. Young	$340,000

Long-Term Incentives.

Longer term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership is highly motivating, provides a major incentive for employees to build stockholder value and serves to align the interests of our employees with those of our stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities, historical and expected contributions to Finisar, and the officer’s existing stock ownership and previous option grants, with primary weight given to the executive officer’s relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join Finisar may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.

The vesting of stock options held by our named executive officers is subject to acceleration pursuant to the terms of the Finisar Executive Retention and Severance Plan described below.

Long-term equity incentives accounted for approximately 52% of total compensation of our Chief Executive Officer and an average of approximately 44% of our total compensation of our other named executive officers.

Other Benefits and Perquisites

We generally provide for our named executive officers and other executives to receive the same general health and welfare benefits offered to all employees. We also offer participation in our defined contribution 401(k) plan. We currently provide no other perquisites to our named executive officers and other executives.

During fiscal 2007, personal benefits and perquisites accounted for less than 1% of total compensation of our Chief Executive Officer and our other named executives officers.

Executive Retention and Severance Plan

We have no long-term employment agreements with any of our key personnel. However, our executive officers and certain other key executives designated by the Compensation Committee are eligible to participate in the Finisar Executive Retention and Severance Plan adopted by the Compensation Committee in February 2003. Participants in this plan who are executive officers are entitled to receive cash severance payments equal to two years base salary and health and medical benefits for two years in the event their employment is terminated in connection with a change in control of Finisar. In addition, in the event of a change in control, vesting of stock options held by participants in the plan will be accelerated by one year, if the options are assumed by the acquiring company. If the options are not assumed by the acquiror, or if the participant’s employment is terminated in connection with the change in control, vesting of the options will be accelerated in full. Upon any other termination of employment, participants are entitled only to accrued salary and any other vested benefits through the date of termination. We believe that the severance and change in control provisions of our Executive Retention and Severance Plan are comparable to the provisions and benefit levels of other companies disclosing similar plans as reported in public filings.

Accounting for Executive Compensation

We account for equity compensation paid to our employees under the rules of Statement of Financial Accounting Standards No. 123R, which requires us to measure and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Tax Considerations

We intend to consider the impact of Section 162(m) of the Internal Revenue Code in determining the mix of elements of future executive compensation. This section limits the deductibility of non-performance based compensation paid to each of our named executive officers to $1 million annually. The stock options granted to our executive officers are intended to be treated under current federal tax law as performance-based compensation exempt from the limitation on deductibility.

REPORT OF THE COMPENSATION COMMITTEE

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions included this proxy statement. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE

David C. Fries (Chair)
Roger C. Ferguson
Larry D. Mitchell
Robert N. Stephens

Compensation Committee Interlocks and Insider Participation

The Compensation Committee during fiscal 2007 was composed of Roger C. Ferguson, David C. Fries, Larry D. Mitchell and Robert N. Stephens. No member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal year ended April 30, 2007 for (i) the Chief Executive Officer and the Chief Financial Officer of the Company, and (ii) each of the three other most highly compensated executives of the Company (determined as of April 30, 2007) (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(2)	Compensation(1)	Total

Jerry S. Rawls	2007	$400,000	$125,000	$584,737	$6,534	$1,116,271
President and Chief Executive Officer
Stephen K. Workman	2007	250,000	50,000	168,428	6,531	474,779
Senior Vice President, Finance, Chief Financial Officer and Secretary
David Buse	2007	280,000	50,000	274,955	6,912	611,867
Senior Vice President and General Manager, Network Tools Division
Anders Olsson	2007	275,000	60,000	387,880	6,833	729,713
Senior Vice President, Engineering
Joseph A. Young	2007	325,000	100,000	274,249	7,379	706,628
Senior Vice President and General Manager, Optics Division

(1)	Represents the matching contribution that Finisar made to Finisar’s 401(k) plan.

(2)	Valuation based on the dollar amount of cumulative option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to the fiscal year ended April 30, 2007. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 16 — Stockholders’ Equity.”

Grant of Plan-Based Awards

The following table sets forth certain information with respect to the options granted during or for the year ended April 30, 2007 to each of our named executive officers.

Grant of Plan-Based Awards Table

								All
								Other	All Other
								Stock	Option	Exercise or	Grant Date
								Awards:	Awards:	Base	Fair Value
								Number	Number of	Price	of Stock
		Estimated Future Payments			Estimated Future Payments			of Shares	Securities	of Option	and
		Under Non-Equity Incentive Plan Awards(1)			Under Equity Incentive Plan Awards			of Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	($/shr)	Awards

Jerry S. Rawls	6/6/2006	—	$250,000	$250,000	—	—	—	—	400,000	$4.63	$1,465,880
Stephen K. Workman	6/6/2006	—	$100,000	$100,000	—	—	—	—	75,000	$4.63	$274,853
David Buse	6/6/2006	—	$100,000	$100,000	—	—	—	—	100,000	$4.63	$366,470
Anders Olsson	6/6/2006	—	$90,000	$90,000	—	—	—	—	100,000	$4.63	$366,470
	3/8/2007								3,332	$3.21	$7,868
Joseph A. Young	6/6/2006	—	$120,000	$120,000	—	—	—	—	200,000	$4.63	$732,940
	3/8/2007								5,435	$3.21	$12,384

(1)	Amounts reflect potential cash bonuses payable as determined by the Compensation Committee. Actual payments approved by the Compensation Committtee for Messrs. Rawls, Workman, Buse, Olsson, and Young were $125,000, $50,000, $50,000, $60,000, and $100,000, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding option plan awards for each of the named executive officers as of the end of its fiscal year-end on April 30, 2007.

Outstanding Equity Awards at Fiscal Year-End Table

	Individual Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Exercise
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		per Share	Date

Jerry S. Rawls	800,000	200,000	(1)	$1.73	6/7/2012
	120,000	80,000	(2)	$1.95	8/27/2013
	160,000	240,000	(3)	$1.92	6/2/2014
	100,000	400,000	(4)	$1.22	6/8/2015
	0	400,000	(5)	$4.63	6/6/2016
Stephen K. Workman	100,000			$1.80	6/19/2013
	65,000			$1.80	6/19/2013
	160,000	40,000	(6)	$1.80	6/19/2013
	45,000	30,000	(2)	$1.95	8/27/2013
	80,000	120,000	(3)	$1.92	6/2/2014
	0	75,000	(5)	$4.63	6/6/2016
David Buse	240,000	160,000	(7)	$2.80	12/18/2013
	80,000	120,000	(3)	$1.92	6/2/2014
	40,000	160,000	(4)	$1.22	6/8/2015
	0	100,000	(5)	$4.63	6/6/2016
Anders Olsson	300,000	200,000	(8)	$3.26	2/2/2014
	80,000	120,000	(3)	$1.92	6/2/2014
	40,000	160,000	(4)	$1.22	6/8/2015
	0	100,000	(5)	$4.63	6/6/2016
	0	3,332	(9)	$3.21	3/8/2017
Joseph A. Young	160,000	240,000	(10)	$1.47	10/29/2014
	40,000	160,000	(4)	$1.22	6/8/2015
	0	200,000	(5)	$4.63	6/6/2016
	0	5,435	(9)	$3.21	3/8/2017

(1)	The option was granted on 6/7/2002. The shares became exercisable as to 20% of the shares on 6/7/2003 and vest annually thereafter to be fully vested on 6/7/2007 assuming continued employment with Finisar Corporation.

(2)	The option was granted on 8/27/2003. The shares became exercisable as to 20% of the shares on 8/27/2004 and vest annually thereafter to be fully vested on 8/27/2008 assuming continued employment with Finisar Corporation.

(3)	The option was granted on 6/2/2004. The shares became exercisable as to 20% of the shares on 6/2/2005 and vest annually thereafter to be fully vested on 6/2/2009 assuming continued employment with Finisar Corporation.

(4)	The option was granted on 6/8/2005. The shares became exercisable as to 20% of the shares on 6/8/2006 and vest annually thereafter to be fully vested on 6/8/2010 assuming continued employment with Finisar Corporation.

(5)	The option was granted on 6/6/2006. The shares become exercisable as to 20% of the shares on 6/6/2007 and vest annually thereafter to be fully vested on 6/6/2011 assuming continued employment with Finisar Corporation.

(6)	The option was granted on 6/19/2003. The shares became exercisable as to 20% of the shares on 6/7/2003 and vest annually thereafter to be fully vested on 6/7/2007 assuming continued employment with Finisar Corporation.

(7)	The option was granted on 12/18/2003. The shares became exercisable as to 20% of the shares on 12/15/2004 and vest annually thereafter to be fully vested on 12/15/2008 assuming continued employment with Finisar Corporation.

(8)	The option was granted on 2/2/2004. The shares became exercisable as to 20% of the shares on 2/2/2005 and vest annually thereafter to be fully vested on 2/2/09 assuming continued employment with Finisar Corporation.

(9)	The option was granted on 3/8/2007. The shares become exercisable as to 20% of the shares on 3/8/2008 and vest annually thereafter to be fully vested on 3/8/2012 assuming continued employment with Finisar Corporation.

(10)	The option was granted on 10/29/2004. The shares became exercisable as to 20% of the shares on 10/29/2005 and vest annually thereafter to be fully vested on 10/29/2009 assuming continued employment with Finisar Corporation.

Option Exercises

There were no exercises of options to purchase our Common Stock in the fiscal year ended April 30, 2007, by the persons named in the Summary Compensation Table above.

Potential Payments Upon Termination or Change in Control

Jerry S. Rawls, David Buse, Anders Olsson, Stephen K. Workman and Joseph A. Young are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the executive severance plan. In addition, the plan provides that the vesting of stock options held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination. In the event the employment of any of our named executive officers were to be terminated without cause or for good reason, within 18 months following a change in control of Finisar, each as of April 30, 2007, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Severance

Jerry S. Rawls	$33,333 per month for 24 months
Stephen K. Workman	$20,833 per month for 24 months
David Buse	$23,333 per month for 24 months
Anders Olsson	$22,917 per month for 24 months
Joseph A. Young	$27,083 per month for 24 months

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

In the event the employment of any of our named executive officers were to be terminated without cause or for good reason within 18 months following a change in control of Finisar, each as of April 30, 2007, the following individuals would be entitled to accelerated vesting of their outstanding stock options described in the table below:

Name	Value of Equity Awards:(1)

Jerry S. Rawls	Fully vested, 2,500,000 options with a value of $4.1 million.
Stephen K. Workman	Fully vested; 715,000 options with a value of $1.1 million.
David Buse	Fully vested; 900,000 options with a value of $1.1 million.
Anders Olsson	Fully vested; 1,003,332 options with a value of $1.0 million.
Joseph A. Young	Fully vested; 805,435 options with a value of $1.3 million.

(1)	Potential gains are net values based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on April 30, 2007, which was $3.62 per share.

Director Compensation

Non-employee directors receive an annual retainer of $30,000, $2,000 for attendance in person at each meeting of the board of directors or committee meeting (with meetings of the board of directors and all committees held within any 24 hour period considered to be a single meeting) and $500 for attendance at such meetings via telephone. In addition, members of the Audit Committee receive an annual retainer of $5,000, and the Chairman of the Audit Committee receives $10,000 for annual service in such capacity, members of the Compensation Committee and the Nominating and Corporate Governance Committee receive an annual retainer of $2,500, and the Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee each receive $5,000 for annual service in such capacity. We reimburse directors for their reasonable expenses incurred in attending meetings of the board of directors.

In addition, all non-employee directors are granted an option to purchase 50,000 shares of common stock upon their initial election to the board and an option to purchase 20,000 shares of common stock on an annual basis. The date of grant of the annual options is generally made at the first meeting of the Board of Directors in each fiscal year. The initial options vest over a period of three years from the date of grant and the annual options vest on the first anniversary of the date of grant. As with all options, the per-share exercise price of each such option will equal the fair market value of a share of Common Stock on the date of grant.

The following table presents the compensation paid to our non-employee directors in the fiscal year ended April 30, 2007:

Director Compensation Table

	Fees Earned or		All other		Total
Name	Paid in Cash	Option Awards (1)(2)	Compensation		Compensation

Roger C. Ferguson	$51,500	$67,932	$0		$119,432
David C. Fries	$43,500	$73,435	$0		$116,935
Larry D. Mitchell	$49,000	$67,932	$0		$116,932
Robert N. Stephens	$42,125	$72,197	$0		$114,322
Dominique Trempont	$42,875	$72,197	$0		$115,072
Frank H. Levinson	$32,000	$65,864	$86,115	(3)	$183,979

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to the fiscal year ended April 30, 2007. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 16 — Stockholders’ Equity.”

(2)	The following table sets forth certain information with respect to the options granted during or for the fiscal year ended April 30, 2007 to each non-employee member of our Board of Directors:

		Number of		Grant Date
		Shares of	Exercise Price of	Fair Value
		Common Stock	Option Awards	of Option
Name	Grant Date	Underlying Options	($/Share)	Awards

Roger C. Ferguson	06/06/2006	20,000	$4.63	$73,294
David C. Fries	06/06/2006	20,000	$4.63	$73,294
Larry D. Mitchell	06/06/2006	20,000	$4.63	$73,294
Robert N. Stephens	06/06/2006	20,000	$4.63	$73,294
Dominique Trempont	06/06/2006	20,000	$4.63	$73,294
Frank Levinson	06/06/2006	20,000	$4.63	$73,294

(3)	This amount represents payments made under a consulting agreement with Dr. Levinson.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 31, 2007, certain information with respect to the beneficial ownership of Finisar’s Common Stock by (i) each stockholder known by Finisar to be the beneficial owner of more than 5% of Finisar’s Common Stock, (ii) each director of Finisar, (iii) the executive officers of Finisar, and (iv) all current directors and executive officers of Finisar as a group.

	Shares of Common Stock
	Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders:
FMR Corp.(2)	40,805,702	13.2%
82 Devonshire Street Boston, MA 02109
Oppenheimer Funds, Inc.(3)	20,176,164	6.5%
Two World Financial Center 225 Liberty Street New York, NY 10281
T. Rowe Price Associates, Inc.(4)	18,548,480	6.0%
100 E. Pratt Street Baltimore, MD 21202
Executive Officers and Directors:
Frank H. Levinson(5)	17,973,432	5.8%
Jerry S. Rawls(6)	7,229,392	2.3%
Stephen K. Workman(7)	1,062,082	*
Anders Olsson(8)	523,228	*
Larry D. Mitchell(9)	182,500	*
Roger C. Ferguson(10)	130,000	*
David Buse(11)	460,000	*
Joseph A. Young(12)	387,453	*
David C. Fries(13)	40,000	*
Robert N. Stephens(14)	40,000	*
Dominique Trempont(15)	40,000	*
All executive officers and directors as a group (11 persons)(16)	28,068,087	9.1%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1389 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following October 31, 2007 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

Accordingly, percent ownership is based on 308,634,829 shares of common stock outstanding as of October 31, 2007 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following October 31, 2007. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)	Based on information contained in a Schedule 13G/A dated June 11, 2007, filed with the Securities and Exchange Commission. Includes 40,776,116 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The number of shares of Finisar common stock owned by the investment companies at May 31, 2007 included 6,121,457 shares of common stock resulting from the assumed conversion of $22,680,000 principal amount of Finisar’s 2.5% convertible subordinated notes due 2010. The ownership of one investment company, Fidelity Mid Cap Stock Fund, amounted to 20,000,000 shares of common stock. Fidelity is a wholly-owned subsidiary of FMR Corp. Edward C. Johnson 3rd, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 40,766,166 shares owned by the funds. Members of the Edward C. Johnson 3rd family are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Mr. Johnson 3rd has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ boards of trustees. The address of FMR Corp., Fidelity, Fidelity Mid Cap Stock Fund and Edward C. Johnson 3rd is 82 Devonshire Street, Boston, Massachusetts 02109.

Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 3,786 shares of the outstanding common stock of the Company as a result of its serving as investment manager of the institutional account(s). The number of shares of common stock of the Company owned by the institutional account(s) at May 31, 2007 included 1,867,746 shares of common stock resulting from the assumed conversion of $6,920,000 principal amount of Finisar’s 2.5% convertible subordinated notes due 2010. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 3,786 shares and sole power to vote or to direct the voting of 3,786 shares of common stock owned by the institutional account(s) described above.

Pyramis Global Advisors Trust Company (“PGATC”), 53 State Street, Boston, Massachusetts 02109, an indirect wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 35,800 shares of the outstanding common stock of the Company as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR Corp., through its control of PGATC, each has sole dispositive power over

35,800 shares and sole power to vote or to direct the voting of 35,800 shares of common stock owned by the institutional accounts managed by PGATC described above.

Fidelity Ventures III “FVIII,” 82 Devonshire Street, Boston, Massachusetts 02109, is the beneficial owner of 3,680 shares of the outstanding common stock of the Company. FVIII is a Delaware limited partnership. The general partner of FVIII is Fidelity Ventures Advisors III limited partnership, a Delaware limited partnership. The general partner of Fidelity Ventures Advisors III is Fidelity Investors Management Corp., a Delaware corporation. The limited partners of FVIII are Fidelity Investors III limited partnership and Fidelity International Limited.

Fidelity Ventures Partners III “FVPIII,” 82 Devonshire Street, Boston, Massachusetts 02109, is the beneficial owner of 106 shares of the outstanding common stock of the Company. FVPIII is a Delaware limited partnership. The general partner of FVPIII is Fidelity Investors Management Corp., a Delaware corporation. The limited partners of FVPIII are members of the investment management team of Fidelity Ventures III.

(3)	Based on a Schedule 13G dated February 5, 2007, filed with the Securities and Exchange Commission. Oppenheimer Funds, Inc. is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) under the Securities Exchange Act of 1934, as amended, and disclaims beneficial ownership of the shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.

(4)	Based on information contained in a Schedule 13G dated February 13, 2007, filed with the Securities and Exchange Commission.

(5)	Based on information contained in a Schedule 13G/A dated February 12, 2007, and Form 4 Reports filed with the Securities and Exchange Commission. Includes 14,762,614 shares held by the Frank H. Levinson Revocable Living Trust and 3,210,818 shares held by Seti Trading Co., Inc., (“Seti”), a company owned 50% by the Frank H. Levinson Revocable Living Trust and one other shareholder. Includes 780,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007. Dr. Levinson is the sole trustee of the Frank H. Levinson Revocable Living Trust and exercises sole voting and dispositive power over the shares held by the trust. Dr. Levinson and another director affiliated with the other shareholder are the sole directors of Seti and, consequently, the affirmative vote or consent of each of Dr. Levinson and the other director is required for any sale or other disposition of the shares held by Seti. However, pursuant to a shareholders’ agreement, each of Dr. Levinson and the other director maintain the right to direct Seti to vote 50% of the shares held by Seti in accordance with written instructions from Dr. Levinson or the other director, respectively. Accordingly, Dr. Levinson has shared dispositive power with respect to all 3,210,818 shares held by Seti and sole voting power with respect to 1,605,409 shares held by Seti. Dr. Levinson disclaims the existence of a group under Rule 13d-5(b)(1) of the Securities Exchange Act of 1934, as amended, with respect to the shares held by Seti.

(6)	Includes 5,549,392 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes 1,680,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(7)	Includes 560,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(8)	Includes 520,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(9)	Includes 150,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(10)	Includes 60,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(11)	Includes 460,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(12)	Includes 360,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(13)	Includes 40,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(14)	Includes 40,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(15)	Includes 40,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

(16)	Includes 4,690,000 shares issuable upon exercise of options exercisable within 60 days following October 31, 2007.

Equity Compensation Plan Information

We currently maintain five compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 1989 Stock Option Plan, the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan, which have been approved by our stockholders, and the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), which has not been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2007:

Number of
Shares
Remaining
	Number of Shares		Available for
	to be Issued		Future Issuance
	Upon Exercise of		Under Equity
	Outstanding	Weighted-Average	Compensation
	Options,	Exercise Price of	Plans (Excluding
	Warrants	Outstanding Options,	Shares Reflected
	and Rights	Warrants and Rights	in Column (a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by stockholders	44,234,843	$2.53	36,330,909(1)
Equity compensation plan not approved by stockholders(2)(3)	1,884,272	$3.69	2,544,350

(1)	Consists of shares available for future issuance under the plans. In accordance with the terms of the Employee Stock Purchase Plan, the number of shares available for issuance under the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan will increase by 1,000,000 shares on May 1 of each calendar year until and including May 1, 2010. In accordance with the terms of the 2005 Stock Incentive Plan, the number of shares of our common stock available for issuance under the 2005 Stock Incentive Plan will increase on May 1 of each calendar year until and including May 1, 2015 by an amount equal to five percent (5%) of the number of shares of our common stock outstanding as of the preceding April 30.

(2)	Excludes options assumed by Finisar in connection with acquisitions of other companies. As of April 30, 2007, 26,882 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $2.20 per share. No additional options may be granted under these assumed equity rights.

(3)	A total of 5,850,000 shares of our common stock have been reserved for issuance under the 2001 Plan. As of April 30, 2007, a total of 1,448,260 shares of common stock had been issued upon the exercise of options granted under the 2001 Plan.

Material Features of the 2001 Nonstatutory Stock Option Plan

As of April 30, 2007, 4,401,740 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provides for the granting of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person is eligible to be granted an option under the 2001 Plan whose eligibility would require approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer and a current director, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, we entered into a volume supply agreement with Fabrinet, at rates which we believe to be market, under which Fabrinet serves as a contract manufacturer for us. In addition, Fabrinet purchases certain products from us. During the fiscal years ended April 30, 2007 and 2006, we made payments of approximately $76.6 million and $66.5 million to Fabrinet and Fabrinet made payments of approximately $44.7 million and $38.7 million to us.

In connection with the acquisition by VantagePoint Venture Partners in April 2005 of the 34 million shares of our common stock held by Infineon Technologies AG that we had previously issued to Infineon in connection with our acquisition of Infineon’s optical transceiver product lines, we entered into an agreement with VantagePoint under which we agreed to use our reasonable best efforts to elect a nominee of VantagePoint to our board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as our full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to our board of directors pursuant to that agreement. We also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint. As a result of the reduction in VantagePoint’s holdings of our common stock following distributions by VantagePoint to its partners, our obligations regarding the election of a nominee of VantagePoint to our board of directors have terminated and we are no longer obligated to maintain a registration statement for the resale of shares held by VantagePoint and certain distributees of VantagePoint.

The Audit Committee is responsible for reviewing and approving any transaction between the Company and any related parties.

Our Board of Directors currently consists of Roger C. Ferguson, David C. Fries, Frank Levinson, Larry D. Mitchell, Jerry S. Rawls, Robert N. Stephens and Dominique Trempont, all of which except for Messrs. Levinson and Rawls, are independent as defined under the rules of the Nasdaq Global Select Market.

Item 14.	Principal Accountant Fees and Services

Fees for professional services provided by Ernst & Young LLP, the Company’s principal accounting firm, in each of the last two years are:

	Year Ended	Year Ended
	April 30, 2007	April 30, 2006

Audit Fees(1)
Core audit fees	$2,192,000	$2,131,000
Audit fees related to stock option restatement	3,000,000	—
Audit-Related Fees(2)	56,000	88,000
Tax Fees(3)	34,000	30,000

	$5,282,000	$2,249,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of Finisar’s consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, and attest services. We have incurred total audit fees for fiscal 2007 of $5.2 million, of which approximately $2.2 million was for our core audit fees and approximately $3.0 million was related to the audit of our restated financial statements and the review of the independent investigation into our historical stock option practices.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Finisar’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits and consultations in connection with acquisitions, and consultations concerning financial reporting.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

Consolidated Balance Sheets as of April 30, 2007 and 2006

Consolidated Statements of Operations for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended April 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended April 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Consolidated Valuation and Qualifying Accounts for the years ended April 30, 2007, 2006 and 2005 (see page 142)

(3) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report (see page 166)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 4th day of December, 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	December 4, 2007

/s/ Stephen K. Workman Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 4, 2007

/s/ Roger C. Ferguson Roger C. Ferguson	Director	December 4, 2007

/s/ David C. Fries David C. Fries	Director	December 4, 2007

/s/ Frank H. Levinson Frank H. Levinson	Director	December 4, 2007

/s/ Larry D. Mitchell Larry D. Mitchell	Director	December 4, 2007

/s/ Robert N. Stephens Robert N. Stephens	Director	December 4, 2007

/s/ Dominique Trempont Dominique Trempont	Director	December 4, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

2.1		Master Sale and Purchase Agreement by and between Infineon Technologies AG and Finisar Corporation, dated January 25, 2005(1)
3.1		Amended and Restated Bylaws of Registrant
3.2		Restated Certificate of Incorporation of Registrant(3)
3.3		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
3.5		Certificate of Designation(6)
3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7		Amended and Restated Certificate of Incorporation of Registrant(8)
4.1		Specimen certificate representing the common stock(9)
4.2		Form of Rights Agreement between the Company and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(10)
4.3		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(11)
4.4		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(12)
4.5		Indenture between the Company and U.S. Bank Trust National Association, a national banking association, dated October 12, 2006(13)
10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(3)
10	.2*	1989 Stock Option Plan(9)
10	.3*	1999 Stock Option Plan(14)
10	.4*	1999 Employee Stock Purchase Plan, as amended and restated effective March 2, 2005(15)
10	.5*	Executive Retention and Severance Plan(16)
10.6		Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(17)
10.7		Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finistar (CA-TX) Limited Partnership, dated February 4, 2005(18)
10.8		Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(19)
10	.9*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(20)
10	.10*	International Employee Stock Purchase Plan(21)
10	.11*	Finisar Corporation 2005 Stock Incentive Plan(22)
10.12		Letter Agreement dated December 28, 2005 between Finisar Corporation and Dr. Frank H. Levinson(23)
10.13		Form of Exchange Agreement by and between Finisar Corporation and certain holders of 2 1/2% Convertible Subordinated Notes due 2010, dated October 6, 2006(24)
10.14		Registration Rights Agreement among Finisar Corporation and the initial purchasers of 2 1/2% Convertible Senior Subordinated Notes due 2010, dated October 12, 2006(25)
10.15		Purchase Agreement among Finisar Corporation, AZNA LLC, Parviz Tayebati, the common unitholders and optionholders set forth therein, and Parviz Tayebati, as the Seller’s Representative, dated March 23, 2007(26)
10.16		Convertible Promissory Note issued by Finisar Corporation to Parviz Tayebati with a principal amount of $15,592,926, dated March 26, 2007(27)

Exhibit
Number	Description of Document

10.17	Convertible Promissory Note issued by Finisar Corporation to Parviz Tayebati with a principal amount of $1,357,000, dated March 26, 2007(28)
21	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract.

(1)	Incorporated by reference to Exhibit 2.8 to Registrant’s Current Report on Form 8-K filed January 28, 2005.

(3)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.11 to Registrant’s Annual Report on Form 10-K filed July 29, 2005.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(10)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(11)	Incorporated by reference to Exhibit 4.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(12)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(13)	Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(14)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(15)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).