Form 10-Q
period 2007-07-29
FINISAR CORP
filed 2007-12-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1389 Moffett Park Drive
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 29, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29,	April 30,
	2007	2007
	(in thousands, except per share data)
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$52,090	$56,106
Short-term investments	59,910	56,511
Restricted investments, short-term	625	625
Accounts receivable, net of allowance for doubtful accounts of $1,282 and $1,607 at July 29, 2007 and April 30, 2007	58,434	55,969
Accounts receivable, other	4,724	7,752
Inventories	77,351	77,670
Prepaid expenses	4,352	4,553

Total current assets	257,486	259,186
Long-term investments	17,285	19,855
Property, plant and improvements, net	84,325	84,071
Purchased technology, net	16,622	18,351
Other purchased intangible assets, net	5,157	5,647
Goodwill, net	128,949	128,949
Minority investments	11,250	11,250
Other assets	19,832	19,363

Total assets	$540,906	$546,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,825	$40,187
Accrued compensation	12,977	10,550
Other accrued liabilities	15,287	12,590
Deferred revenue	5,864	5,473
Current portion of other long-term liabilities	2,299	2,255
Convertible notes	66,950	66,950
Non-cancelable purchase obligations	2,676	2,798

Total current liabilities	138,878	140,803
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $5,988 and $7,184 at July 29, 2007 and April 30, 2007	194,262	193,066
Other long-term liabilities	20,346	21,042
Deferred income taxes	6,634	6,090

Total long-term liabilities	221,242	220,198
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 29, 2007 and April 30, 2007
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,634,829 shares issued and outstanding at July 29, 2007 and 308,632,366 shares issued and outstanding at April 30, 2007	309	309
Additional paid-in capital	1,532,068	1,529,322
Accumulated other comprehensive income	10,852	11,162
Accumulated deficit	(1,362,443)	(1,355,122)

Total stockholders’ equity	180,786	185,671

Total liabilities and stockholders’ equity	$540,906	$546,672

See accompanying notes

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Unaudited, in thousands,
	except share and per share data)
Revenues:
Optical subsystems and components	$96,360	$96,043
Network test and monitoring systems	9,375	10,200

Total revenues	105,735	106,243
Cost of revenues	71,703	70,721
Amortization of acquired developed technology	1,729	1,519

Gross profit	32,303	34,003

Operating expenses:
Research and development	17,502	14,395
Sales and marketing	10,056	8,834
General and administrative	7,991	7,514
Amortization of purchased intangibles	490	299

Total operating expenses	36,039	31,042

Income (loss) from operations	(3,736)	2,961
Interest income	1,415	1,255
Interest expense	(4,246)	(3,921)
Other expense	(133)	(370)

Loss before income taxes and cumulative effect of change in accounting principle	(6,700)	(75)
Provision for income taxes	621	631

Loss before cumulative effect of change in accounting principle	(7,321)	(706)
Cumulative effect of change in accounting principle	—	(1,213)

Net income (loss)	$(7,321)	$507

Net income (loss) per share — basic:
Before effect of adoption of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle	$—	$0.00
Net income (loss)	$(0.02)	$0.00
Net income (loss) per share — diluted:
Before effect of adoption of change in accounting principle	$(0.02)	$0.00
Cumulative effect of change in accounting principle	$—	$0.00
Net income (loss)	$(0.02)	$0.00
Shares used in computing net loss per share — basic	308,634	306,499
Shares used in computing net loss per share — diluted	308,634	323,845
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Unaudited, in thousands)
Operating activities
Net income (loss)	$(7,321)	$507
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	6,815	6,708
Stock-based compensation expense	2,759	3,447
Amortization of beneficial conversion feature of convertible notes	1,196	1,148
Amortization of purchased intangibles	490	299
Amortization of acquired developed technology	1,729	1,519
Amortization of discount on restricted securities	(11)	(32)
Gain on sale or retirement of equipment	52	39
Share of losses of equity investee	—	237
(Gain) loss on sale of equity investment	(117)	—

Changes in operating assets and liabilities:
Accounts receivable	(2,465)	(8,184)
Inventories	(101)	694
Other assets	1,913	(1,171)
Deferred income taxes	544	544
Accounts payable	(7,362)	1,310
Accrued compensation	2,427	798
Other accrued liabilities	2,594	276
Deferred revenue	391	345

Net cash provided by operating activities	3,533	8,484

Investing activities
Purchases of property, equipment and improvements	(6,010)	(6,117)
Proceeds from sale of property and equipment	39	35
Sale (purchase) of short-term and long-term investments	(1,352)	(3,386)
Proceeds from sale of equity investment	323	—

Net cash used in investing activities	(7,000)	(9,468)

Financing activities
Repayments of liability related to sale-leaseback of building	(86)	(70)
Repayments of borrowings	(463)	(527)
Proceeds from exercise of stock options and employee stock purchase plan	—	1,692

Net cash provided by (used in) financing activities	(549)	1,095

Net increase (decrease) in cash and cash equivalents	(4,016)	111
Cash and cash equivalents at beginning of period	56,106	63,361

Cash and cash equivalents at end of period	$52,090	$63,472

Supplemental disclosure of cash flow information
Cash paid for interest	$109	$177
Cash paid for taxes	$149	$48
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
2. Summary of Significant Accounting Policies
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of July 29, 2007 and July 30, 2006, and for the three month periods ended July 29, 2007 and July 30, 2006, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at July 29, 2007 and July 30, 2006 and its operating results and cash flows for the three month periods ended July 29, 2007 and July 30, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2007.
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
Stock-Based Compensation Expense
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.
     Stock-based compensation expense recognized in the Company’s condensed consolidated statement of operations for the three months ended July 29, 2007 and July 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
Concentrations of Credit Risk
     Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. Finisar places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 43.5% and 33.3% of total accounts receivable at July 29, 2007 and April 30, 2007, respectively.
Current Vulnerabilities Due to Certain Concentrations
     Finisar sells products primarily to customers located in North America. During the three months ended July 29, 2007 and July 30, 2006, sales to the top five optical subsystems and components customers represented 45.2% and 43.8% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at July 29, 2007, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $60.6 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $13,000 and $8,500 in the three months ended July 29, 2007 and July 30, 2006, respectively.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of July 29, 2007 and April 30, 2007, the fair value of the Company’s convertible subordinated debt was approximately $276.7 million and $285.2 million, respectively.
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(7,321)	$507

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding — total	308,634	306,499

Weighted-average shares outstanding — basic	308,634	306,499

Effect of dilutive securities:
Weighted-average shares outstanding — subject to repurchase	—	4
Weighted-average shares outstanding — employee stock options	—	17,026
Weighted-average shares outstanding — outstanding warrants	—	316

Weighted-average shares outstanding — diluted	308,634	323,845

Basic net income (loss) per share	$(0.02)	$0.00

Diluted net income (loss) per share	$(0.02)	$0.00

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	17,017	—
Conversion of convertible subordinated notes	35,117	58,647
Conversion of convertible notes	4,661	—
Warrants assumed in acquisition	465	40

Potentially dilutive securities	57,260	58,687

Comprehensive Income
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive loss for the three months ended were as follows (in thousands):

	Three Months Ended
	July 29,	July 30,
	2007	2006
Net income (loss)	$(7,321)	$507
Foreign currency translation adjustment	18	(585)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(328)	11,985

Comprehensive income (loss)	$(7,631)	$11,907

     The components of accumulated other comprehensive income (loss), net of taxes, were as follows (in thousands):

	July 29, 2007	April 30, 2007
Net unrealized gains on available-for-sale securities	$4,741	$5,069
Cumulative translation adjustment	6,111	6,093

Accumulated other comprehensive income	$10,852	$11,162

Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109, (“FIN 48”) on May 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption on FIN 48.
3. Inventories
     Inventories consist of the following (in thousands):

	July 29, 2007	April 30, 2007
Raw materials	$20,115	$21,597
Work-in-process	28,292	27,336
Finished goods	28,944	28,737

Total inventory	$77,351	$77,670

     During the three months ended July 29, 2007 and July 30 2006, the Company recorded charges of $3.8 million and $3.4 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.7 million and $1.1 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	July 29, 2007	April 30, 2007

Land	$9,747	$9,747
Buildings	11,365	11,365
Computer equipment	38,148	37,475
Office equipment, furniture and fixtures	3,241	3,196
Machinery and equipment	140,028	135,238
Leasehold improvements	13,207	12,795
Contruction-in-process	572	444

Total	216,308	210,260
Accumulated depreciation and amortization	(131,983)	(126,189)

Property, equipment and improvements (net)	$84,325	$84,071

6. Income Taxes
     The Company recorded a provision for income taxes of $621,000 and $631,000, respectively, for the three months ended July 29, 2007 and 2006. The provision for income tax expense for the three months ended July 29, 2007 and 2006 includes non-cash charges of $544,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of July 29, 2007 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at July 29, 2007 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Effective May 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.
     The adoption of FIN 48 did not result in an adjustment to beginning retained earnings and did not have any impact on our results of operations. As of the date of adoption, the Company had $9.6 million of unrecognized tax benefits. Excluding the effects of recorded valuation allowances for deferred tax assets, $7.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized and $1.5 million of unrecognized tax benefits would reduce goodwill if recognized.
     As of date of adoption the Company has not recorded any income tax liabilities for unrecognized tax positions as no cash payments are anticipated. There have been no significant changes during the quarter ended July 29, 2007.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of date of adoption there were no accrued interest or penalties related to uncertain tax positions.
     As a result of our global operations, the Company or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state, and certain foreign jurisdictions. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company’s Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2003, 2001, and 2003, respectively. For state purposes, we are currently under examination, however, we do not expect any significant change to our unrecognized state tax benefits within the next year.
     There are no unrecognized tax benefits at July 29, 2007 related to tax positions, interest, and penalty for which it is reasonably possible that the statute of limitations will expire within the next twelve months.

6. Purchased Intangible Assets
     The following table reflects intangible assets subject to amortization as of July 29, 2007 and April 30, 2007 (in thousands):

	July 29, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	($95,224)	$16,622
Trade name	3,697	(3,216)	481
Customer relationships	6,964	(2,288)	4,676

Total	$122,507	($100,728)	$21,779

	April 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	($93,495)	$18,351
Trade name	3,697	(3,171)	526
Customer relationships	6,964	(1,843)	5,121

Total	$122,507	($98,509)	$23,998

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2008	$6,030
2009	5,481
2010	3,811
2011	3,336
2012 and beyond	3,121

$21,779

7. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of July 29, 2007 and April 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of July 29, 2007
Debt:
Corporate	$63,941	$7	$(63)	$63,885
Government agency	12,203	19	(10)	12,212
Mortgage-backed	3,402	—	(20)	3,382
Municipal	300	—	(2)	298

	$79,846	$26	$(95)	$79,777

Equity:
Corporate	$3,400	$4,811	$—	$8,211

Total investments	$83,246	$4,837	$(95)	$87,988

Reported as:
Cash equivalents	$10,793	$—	$—	$10,793
Short-term investments	59,960	6	(56)	59,910
Long-term investments	12,493	4,831	(39)	17,285

Total	$83,246	$4,837	$(95)	$87,988

As of April 30, 2007
Debt:
Corporate	$62,643	$9	$(94)	$62,558
Government agency	12,200	26	(18)	12,208
Mortgage-backed	3,626	1	(21)	3,606
Municipal	300	—	(3)	297

Total	$78,769	$36	$(136)	$78,669

Equity:
Corporate	$3,607	$5,169	$—	$8,776

Total investments	$82,376	$5,205	$(136)	$87,445

Reported as:
Cash equivalents	$11,079	$—	$—	$11,079
Short-term investments	56,603	3	(95)	56,511
Long-term investments	14,694	5,202	(41)	19,855

Total	$82,376	$5,205	$(136)	$87,445

     The gross realized losses for the three months ended July 29, 2007 and July 30, 2006 were immaterial. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities
     The Company has purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. These restricted securities are classified as held to maturity and are recorded on the Company’s consolidated balance sheet at amortized cost. The following table summarizes the Company’s restricted securities as of July 29, 2007 and April 30, 2007 (in thousands):

		Gross
	Amortized	Unrealized	Market
	Cost	Gain/(Loss)	Value
As of July 29,2007
Government agency	$625	$—	$625

Classified as:
Short term — less than 1 year	625	—	625

Total	$625	$—	$625

As of April 30, 2007
Government agency	$625	$—	$625

Classified as:
Short term — less than 1 year	625	—	625

Total	$625	$—	$625

8. Minority Investments
     Minority investments is comprised of several investments in other companies accounted for under the cost method.
Cost Method Investments
     Included in minority investments at July 29, 2007 and April 30, 2007 are cost method investments of $11.3 million for each period.
9. Stockholders’ Equity
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three months ended July 29, 2007, the Company did not issue any shares under this plan. During the three months ended July 30, 2006, the Company issued 860,025 shares under this plan. At July 29, 2007, 11,060,097 shares were available for issuance under the Purchase Plan.
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. As of July 29, 2007, there were no shares subject to repurchase and at July 30, 2006, 3,700 shares were subject to repurchase.
     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
				Weighted-Average
			Weighted-Average	Remaining	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value (1)
				(In years)	($000’s)
Balance at April 30, 2007	28,815,162	46,119,115	$2.58
Increase in authorized shares	15,431,618
Options granted	(2,387,500)	2,387,500	$3.91
Options exercised		—	$0.00
Options canceled	1,604,323	(1,604,323)	$2.58

Balance at July 29, 2007	43,463,603	46,902,292	$2.65	6.74	$70,565

(1)	Represents the difference between the exercise price and the value of Finisar common stock at July 27, 2007.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.70 as of July 27, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.7 years. The total number of in-the-money options exercisable as of July 29, 2007 was 21.5 million.
Valuation and Expense Information under SFAS 123(R)
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended July 29, 2007 and July 30, 2006 which was reflected in our operating results as follows (in thousands):

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Unaudited, in thousands)
Cost of revenues	$722	$1,136
Research and development	955	1,176
Sales and marketing	451	529
General and administrative	631	607

Total	$2,759	$3,448

     The total stock-based compensation capitalized as part of inventory as of July 29, 2007 was $397,000.
     As of July 29, 2007, total compensation cost related to unvested stock options not yet recognized was $19.1 million which is expected to be recognized over the next 29 months on a weighted-average basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007 (1)	2006
Weighted average fair value per share	$2.86	$3.47	n/a	$0.90
Expected term (in years)	5.44	5.15	n/a	0.50
Volatility	88%	104%	n/a	67%
Risk-free interest rate	4.60%	5.07%	n/a	4.40%
Dividend yield	0.00%	0.00%	n/a	0.00%

(1)	During the quarter ended July 29, 2007, the Company’s Purchase Plan was not in effect.
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended

	July 29, 2007	July 30, 2006
Revenues:
Optical subsystems and components	$96,360	$96,043
Network test and monitoring systems	9,375	10,200

Total revenues	$105,735	$106,243

Depreciation and amortization expense:
Optical subsystems and components	$6,538	$6,424
Network test and monitoring systems	277	284

Total depreciation and amortization expense	$6,815	$6,708

Operating income (loss):
Optical subsystems and components	$(441)	4,970
Network test and monitoring systems	(1,076)	(191)

Total operating income (loss)	(1,517)	4,779

Unallocated amounts:
Amortization of acquired developed technology	(1,729)	(1,519)
Amortization of purchased intangibles	(490)	(299)
Interest income (expense), net	(2,831)	(2,666)
Other non-operating income (expense), net	(133)	(370)

Total unallocated amounts	(5,183)	(4,854)

Loss before income taxes and cumulative effect	$(6,700)	$(75)

     The following is a summary of total assets by segment (in thousands):

	July 29,	April 30,
	2007	2007
Optical subsystems and components	$385,531	$392,260
Network test and monitoring systems	82,108	76,885
Other assets	73,267	77,527

	$540,906	$546,672

     Short-term, restricted and minority investments are the primary components of other assets in the above table.
     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	July 29, 2007	July 30, 2007
Revenues from sales to unaffiliated customers:
United States	$34,176	$40,425
Rest of the world	71,559	65,818

	$105,735	$106,243

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 29,	April 30,
	2007	2007
Long-lived assets
United States	$234,943	$237,691
Malaysia	27,884	26,589
Rest of the world	3,308	3,351

	$266,135	$267,631

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	July 29, 2007	July 30, 2007
Optical subsystems and components	$5,900	$6,058
Network test and monitoring systems	110	59

Total capital expenditures	$6,010	$6,117

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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months Ended
July 29, 2007
Beginning balance at April 30, 2007	$1,818
Additions during the period based upon product sold	484
Settlements	388
Changes in liability for pre-existing warranties, including expirations	(853)

Ending balance at July 29, 2007	$1,837

12. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three months ended July 29, 2007 and July 30, 2006, the Company sold approximately $5.3 million and $4.2 million, respectively, of its trade receivables to Silicon Valley Bank under the terms of this agreement.
13. Restructuring
     As of July 29, 2007, $845,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the Company’s Sunnyvale and Scotts Valley facilities that took place in fiscal 2006.

14. Pending Litigation
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements, which are reflected in this report. The announcement of the investigation, and related delays in filing this quarterly report on Form 10-Q for the quarter ended July 29, 2007, the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006 and January 28, 2007, and its annual report on Form 10-K for the fiscal year ended April 30, 2007, have resulted in the initiation of regulatory proceedings as well as civil litigation and claims. Financial information included in the Company’s reports on Form 10-K, Form 10-Q and Form 8-K filed by Finisar prior to November 28, 2006 and the related reports of its independent registered public accounting firm, included in the Forms 10-K, and all earnings and press releases and similar communications issued by the Company prior to November 28, 2006 should not be relied upon and are superseded in their entirety by the annual report of Form 10-K for the fiscal year ended April 30, 2007, the other reports on Form 10-Q, including this report, and Form 8-K filed by the Company with the Securities and Exchange Commission on or after November 28, 2006.
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

     XM/Sirius Litigation
     On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company’s ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the ‘505 patent described below. Judge Clark The defendants’ motion for a stay was denied. Discovery is now underway. The claim construction hearing has been set for February 6, 2008, and the trial has been set for September 15, 2008.
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 29, 2007. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
16. Subsequent Events
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
     Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109, (“FIN 48”) on May 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption on FIN 48.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 29,	July 30,
	2007	2006
	(Unaudited)
Revenues:
Optical subsystems and components	91.1%	90.4%
Network test and monitoring systems	8.9	9.6

Total revenues	100.0	100.0
Cost of revenues	67.8	66.6
Amortization of acquired developed technology	1.6	1.4

Gross profit	30.6	32.0

Operating expenses:
Research and development	16.6	13.5
Sales and marketing	9.5	8.3
General and administrative	7.6	7.1
Amortization of purchased intangibles	0.4	0.3

Total operating expenses	34.1	29.2

Income (loss) from operations	(3.5)	2.8
Interest income	1.3	1.2
Interest expense	(4.0)	(3.7)
Other income (expense), net	(0.1)	(0.3)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(6.3)	0.0
Provision for income taxes	0.6	0.6

Net income (loss) before cumulative effect of adopting change in accounting principle	(6.9)	(0.6)
Cumulative effect of adopting change in accounting principle, net of tax	0.0	(1.1)
Net income (loss)	(6.9)%	0.5%

     Revenues. Revenues decreased $508,000, or 0.5%, to $105.7 million in the quarter ended July 29, 2007 compared to $106.2 million in the quarter ended July 30, 2006. Sales of optical subsystems and components and network test and monitoring systems represented 91.1% and 8.9%, respectively, of total revenues in the quarter ended July 29, 2007, compared to 90.4% and 9.6%, respectively, in the quarter ended July 30, 2006.
     Optical subsystems and components revenues increased $317,000 or 0.3%, to $96.4 million in the quarter ended July 29, 2007 compared to $96.0 million in the quarter ended July 30, 2006. While total optical subsystem revenue was relatively flat between the years, we experienced large fluctuations in our broad product categories. Sales of products for short distance LAN/SAN applications decreased $13.2 million, or 21.1%, to $49.4 million in the quarter ended July 29, 2007 compared to $62.6 million in the quarter ended July 30, 2006. The decline in product sales for LAN/SAN applications was primarily the result of a broad slowdown in unit sales to our SAN customers combined with competitive pricing pressure. Sales of products for longer distance MAN applications increased $13.5 million, or 40.4%, to $47.0 million in the quarter ended July 29, 2007 compared to $33.5 million in the quarter ended July 30, 2006. The increase in sales for MAN products was primarily the result of increased sales of our XFP product for 10Gbps applications.
     Network test and monitoring systems revenues decreased $825,000, or 8.1%, to $9.4 million in the quarter ended July 29, 2007 compared to $10.2 million in the quarter ended July 30, 2006.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $210,000, or 13.8%, in the quarter ended July 29, 2007 to $1.7 million compared to $1.5 million in the quarter ended July 30, 2006. The increase was the result of amortizing purchased technology acquired with the acquisitions of AZNA LLC and Kodeos Communications in the fourth quarter of fiscal 2007.
     Gross Profit. Gross profit decreased $1.7 million, or 5.0%, to $32.3 million in the quarter ended July 29, 2007 compared to $34.0 million in the quarter ended July 30, 2006. Gross profit as a percentage of total revenue was 30.6% in the quarter ended July 29, 2007 compared to 32.0% in the quarter ended July 30, 2006. We recorded charges of $3.8 million for obsolete and excess inventory in the quarter ended July 29, 2007 and $3.4 million in the quarter ended July 30, 2006. We sold inventory that was written-off in previous periods resulting in a benefit of $1.7 million in the quarter ended July 29, 2007 and $1.1 million in the quarter ended July 30, 2006. As a result, we recognized a net charge of $2.1 million in the quarter ended July 29, 2007 compared to $2.3 million in the quarter ended July 30, 2006. Manufacturing overhead costs included stock-based compensation expenses of $722,000 in the quarter ended July 29, 2007 compared to $1.1 million in the quarter ended July 30, 2006. Excluding the amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation expenses, gross profit would have been $36.9 million, or 34.9% of revenue, in the quarter ended July 29, 2007 compared to $39.0 million, or 36.7% of revenue in the quarter ended July 30, 2006. The decrease in the adjusted gross profit margin was primarily due to the combined effect of flat revenue, flat manufacturing overhead expenses, and lower average sales prices on maturing products, partially offset by lower material costs.
     Research and Development Expenses. Research and development expenses increased $3.1 million, or 21.6%, to $17.5 million in the quarter ended July 29, 2007 compared to $14.4 million in the quarter ended July 30, 2006. The increase was primarily due to personnel related charges of $1.7 million and development materials and outside services of $872,000. Approximately $1.1 million of the increase in research and development expenses was due to our acquisitions of AZNA LLC and Kodeos Communications in the prior quarter with the remaining increase resulting primarily from new 10GB and 40GB product development. Research and development expenses include stock-based compensation charges of $955,000 in the quarter ended July 29, 2007 and $1.2 million in the quarter ended July 30, 2006. Research and development expenses as a percent of revenues increased to 16.6% in the quarter ended July 29, 2007 compared to 13.5% in the quarter ended July 30, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.2 million, or 13.8%, to $10.1 million in the quarter ended July 29, 2007 compared to $8.8 million in the quarter ended July 30, 2006. The increase was primarily due to increased personnel related costs, including travel, of $766,000, to develop and support anticipated future sales growth. Commission expense increased $188,000 due to product mix, as certain 10GB products have higher commission rates. Cost of evaluation units increased $187,000 in our Network Test and Monitoring business unit in an effort to stimulate enterprise sales in this segment. Sales and marketing expenses include stock-based compensation charges of $451,000 in the quarter ended July 29, 2007 and $529,000 in the quarter ended July 30, 2006. Sales and marketing expenses as a percent of revenues increased to 9.5% in the quarter ended July 29, 2007 compared to 7.1% in the quarter ended July 30, 2006.
     General and Administrative Expenses. General and administrative expenses increased $477,000, or 6.3%, to $8.0 million in the quarter ended July 29, 2007 compared to $7.5 million in the quarter ended July 30, 2006. The increase was primarily due to an increase in personnel related costs, of which, approximately $120,000 was related to the acquisition of AZNA and Kodeos. Additionally, in the quarter ended July 29, 2007, we incurred fees associated with our stock option investigation of $1.2 million which were offset by a decrease in legal fees associated with patent infringement litigation. General and administrative expenses include stock-based compensation charges of $631,000 in the quarter ended July 29, 2007 and $607,000 in the quarter ended July 30, 2006. General and administrative expenses as a percent of revenues increased to 7.6% in the quarter ended July 29, 2007 compared to 7.1% in the quarter ended July 30, 2006.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $191,000, or 63.9%, to $490,000 in the quarter ended July 29, 2007 compared to $299,000 in the quarter ended July 30, 2006. The increase was due to the acquisition of AZNA and Kodeos in the fourth quarter of fiscal 2007.
     Interest Income. Interest income increased $160,000, or 12.7%, to $1.4 million in the quarter ended July 29, 2007 compared to $1.2 million in the quarter ended July 30, 2006. The increase was due to increased investment balances and interest rates.
     Interest Expense. Interest expense increased $325,000, or 8.3%, to $4.2 million in the quarter ended July 29, 2007 compared to $3.9 million in the quarter ended July 30, 2006. Of total interest expense included in the quarter ended July 29, 2007, approximately $2.6 million related to our convertible subordinated notes due in 2008 and 2010 and $1.2 million represented a non-cash charge to amortize the beneficial conversion feature of the 2008 notes. The increase in interest expense, between quarters, was primarily due to the interest recorded in the quarter ended July 29, 2007 related to convertible notes in the amount of $17.0 million, bearing interest at 5% per annum, that were issued upon the acquisition of AZNA in the fourth quarter of fiscal 2007.
     Other Income (Expense), Net. Other expense was $133,000 in the quarter ended July 29, 2007 compared to $370,000 in the quarter ended July 30, 2006. Other expense primarily consists of amortization of subordinated loan costs offset by the gain on the sale of an equity investment in the quarter ended July 29, 2007. Other expense primarily consists of our proportional share of losses associated with a minority investment and amortization of subordinated loan costs, partially offset by a foreign exchange gain in the quarter ended July 30, 2006.
     Provision for Income Taxes. We recorded income tax provisions of $621,000 and $631,000, respectively, for the quarters ended July 29, 2007 and July 30, 2006. The income tax provision for these periods is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in the quarters ended July 2007 or 2006. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
     We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), in the first quarter of 2007. See “Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
Liquidity and Capital Resources
     At July 29, 2007, cash, cash equivalents and short-term and long-term available-for-sale investments were $129.3 million compared to $132.5 million at April 30, 2006. Of this amount at July 29, 2007, long-term available-for-sale investments totaled $17.3 million of which $9.1 million was related to debt securities which were readily saleable and $8.2 million related to the conversion of an equity method investment to available-for-sale although there are market restrictions on our ability to sell the security underlying this investment. Restricted securities, used to secure future interest payments on our convertible debt were $625,000 at July 29, 2007 and April 30, 2006. At July 29, 2007, total short and long term debt was $268.3 million, compared to $267.6 million at April 30, 2006.
     Net cash provided by operating activities totaled $3.5 million in the quarter ended July 29, 2007, compared to $8.5 million in the quarter ended July 30, 2006. Cash provided by operating activities for the quarter ended July 29, 2007 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $5.6 million offset by $2.1 million in additional working capital most of which was related to an increase in accounts receivable and a decrease in accounts payable. The cash provided by operating activities for the quarter ended July 30, 2006 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $13.9 million offset by $5.4 million related to lower working capital requirements primarily resulting from an increase in accounts receivable.
     Net cash used in investing activities totaled $7.0 million in the quarter ended July 29, 2007 compared to $9.5 million in the quarter ended July 30, 2006. Cash invested in the quarters ended July 2007 and 2006 was primarily related equipment purchases to support production expansion and the purchase of short-term investments.
     Net cash used by financing activities totaled $549,000 in the quarter ended July 29, 2007 compared to net cash provided by financing activities of $1.1 million in the quarter ended July 30, 2006. Cash used by financing activities for the quarter ended July 29, 2007 was due to repayments of borrowings. Cash provided by financing activities in quarter ended July 30, 2006 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan of $1.7 million partially offset by repayments on borrowings of $597,000.
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
Contractual Obligations and Commercial Commitments
     At July 29, 2007, we had contractual obligations of $345.1 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,925	$1,925	$—	$—	$—
Long-term debt	5,146	—	4,206	940	—
Convertible debt	267,200	66,950	100,250	100,000	—
Interest on debt	18,586	9,318	8,004	1,264
Lease commitment under sale-leaseback agreement	44,703	3,114	6,439	6,732	28,418
Operating leases	4,912	2,213	2,500	199
Purchase obligations	2,676	2,676	—	—	—

Total contractual obligations	$345,148	$86,196	$121,399	$109,135	$28,418

     Short-term debt of $1.9 million represents the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $5.1 million.

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
     The lease commitment under sale-leaseback agreement includes the principal amount of $11.9 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.7 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of July 29, 2007.
     On November 1, 2007, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement, although, the bank has waived the SEC filing requirement covenant until the Company is current with its filing requirements. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at July 29, 2007 totaled $11.3 million.
Off-Balance-Sheet Arrangements
     At July 29, 2007 and April 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market. There has been no material change in our interest rate exposure since April 30, 2007.
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
Nasdaq Determination of Non-compliance
     On December 13, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because we did not timely file the October 10-Q and, therefore, that our common stock was subject to delisting from the Nasdaq Global Select Market. We received similar Staff Determination Notices with respect to our failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff   Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted us additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of our appeal. On October 5, 2007, the Listing Council granted us an exception until December 4, 2007 to file our delinquent periodic reports and restatement. On November 26, 2007, we filed an appeal with the Nasdaq Board of Directors seeking a review of the Listing Council’s decision and a stay of the decision, including the Listing Council’s December 4, 2007 deadline. On November 30, 2007, the Nasdaq Board of Directors agreed to review the Listing Council’s decision and stayed the decision pending further consideration. We believe that the filing of this report, and the simultaneous filing of the other delinquent reports on Form 10-K and Form 10-Q, will satisfy the conditions of the Listing Council’s decision and that our common stock will continue to be listed on the Nasdaq Global Select Market.
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
Item 1A. Risk Factors
     OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2007.

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
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for December 7, 2007. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, us. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve these and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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