Form 10-Q
period 2007-10-28
FINISAR CORP
filed 2007-12-12
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2007
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
For the Quarter Ended October 28, 2007

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28, 2007	April 30, 2007
	(In thousands, except share and per share data)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$46,249	$56,106
Short-term available-for-sale investments	59,768	56,511
Restricted investments, short-term	—	625
Accounts receivable, net of allowance for doubtful accounts of $1,408 and $1,607 at October 28, 2007 and April 30, 2007	54,463	55,969
Accounts receivable, other	7,584	7,752
Inventories	78,557	77,670
Prepaid expenses	4,751	4,553

Total current assets	251,372	259,186
Long-term available-for-sale investments	13,472	19,855
Property, plant and improvements, net	84,246	84,071
Purchased technology, net	14,893	18,351
Other purchased intangible assets, net	4,667	5,647
Goodwill	128,949	128,949
Minority investments	11,250	11,250
Other assets	20,018	19,363

Total assets	$528,867	$546,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,117	$40,187
Accrued compensation	10,475	10,550
Other accrued liabilities	15,932	12,590
Deferred revenue	5,543	5,473
Current portion of other long-term liabilities	2,344	2,255
Convertible notes, net of beneficial conversion feature of $4,731 and $0 at October 28, 2007 and April 30, 2007	112,469	66,950
Non-cancelable purchase obligations	2,426	2,798

Total current liabilities	180,306	140,803
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $0 and $7,184 at October 28, 2007 and April 30, 2007	150,000	193,066
Other long-term liabilities	19,633	21,042
Deferred income taxes	7,178	6,090

Total long-term liabilities	176,811	220,198
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 28, 2007 and April 30, 2007	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,634,829 shares issued and outstanding at October 28, 2007 and 308,632,366 shares issued and outstanding at April 30, 2007	309	309
Additional paid-in capital	1,534,718	1,529,322
Accumulated other comprehensive income	8,936	11,162
Accumulated deficit	(1,372,213)	(1,355,122)

Total stockholders’ equity	171,750	185,671

Total liabilities and stockholders’ equity	$528,867	$546,672

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Revenues
Optical subsystems and components	$90,930	$99,009	$187,290	$195,052
Network test and monitoring systems	9,769	9,180	19,144	19,380

Total revenues	100,699	108,189	206,434	214,432
Cost of revenues	67,180	68,995	138,883	139,716
Amortization of acquired developed technology	1,729	1,505	3,458	3,024

Gross profit	31,790	37,689	64,093	71,692
Operating expenses:
Research and development	17,630	16,000	35,132	30,395
Sales and marketing	9,178	9,439	19,234	18,273
General and administrative	10,871	7,092	18,862	14,606
Amortization of purchased intangibles	490	313	980	612

Total operating expenses	38,169	32,844	74,208	63,886

Income (loss) from operations	(6,379)	4,845	(10,115)	7,806
Interest income	1,537	1,399	2,952	2,654
Interest expense	(4,358)	(3,900)	(8,604)	(7,821)
Loss on convertible debt exchange	—	(31,606)	—	(31,606)
Other income (expense), net	85	(440)	(48)	(810)

Loss before income taxes and cumulative effect of change in accounting principle	(9,115)	(29,702)	(15,815)	(29,777)
Provision for income taxes	655	627	1,276	1,258

Loss before cumulative effect of change in accounting principle	(9,770)	(30,329)	(17,091)	(31,035)
Cumulative effect of change in accounting principle	—	—	—	(1,213)

Net loss	$(9,770)	$(30,329)	$(17,091)	$(29,822)

Net loss per share — basic and diluted:
Before effect of change in accounting principle	$(0.03)	$(0.10)	$(0.06)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.00)
Net loss	$(0.03)	$(0.10)	$(0.06)	$(0.10)

Shares used in computing net loss per share — basic and diluted	308,635	307,558	308,634	307,027
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 28,	October 29,
	2007	2006
Operating activities
Net loss	$(17,091)	$(29,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,414	13,419
Stock-based compensation expense	5,290	6,570
Amortization of beneficial conversion feature of convertible notes	2,453	2,358
Amortization of purchased technology and other purchased intangibles	980	612
Amortization of acquired developed technology	3,458	3,024
Amortization of discount on restricted securities	(11)	(56)
Loss (gain) on sale or retirement of equipment	(290)	519
Share of losses of equity investee	—	237
Gain on sale of equity investment	(184)	—
Loss on debt extenguishment	—	31,606
Changes in operating assets and liabilities:
Accounts receivable	1,506	(7,299)
Inventories	(663)	(5,317)
Other assets	(2,415)	(5,103)
Deferred income taxes	1,088	1,088
Accounts payable	(9,070)	3,286
Accrued compensation	(75)	717
Other accrued liabilities	3,139	(329)
Deferred revenue	59	(208)

Net cash provided by operating activities	1,588	15,302

Investing activities
Purchases of property, equipment and improvements	(11,020)	(11,202)
Proceeds from sale of property and equipment	420	107
Purchase of short-term and long-term investments	(920)	(15,677)
Maturity of restricted securities	625	4,326
Proceeds from sale of equity investments	556	—

Net cash used in investing activities	(10,339)	(22,446)

Financing activities
Repayments of liability related to sale-leaseback of building	(172)	(141)
Repayments of borrowings	(934)	(1,064)
Proceeds from exercise of stock options and employee stock purchase plan	—	3,532

Net cash provided by (used in) financing activities	(1,106)	2,327

Net decrease in cash and cash equivalents	(9,857)	(4,817)
Cash and cash equivalents at beginning of period	56,106	63,361

Cash and cash equivalents at end of period	$46,249	$58,544

Supplemental disclosure of cash flow information
Cash paid for interest	$4,717	$4,770
Cash paid for taxes	$297	$98
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
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of October 28, 2007, and for the three and six month periods ended October 28, 2007 and October 29, 2006, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at October 28, 2007 and its operating results and cash flows for the three and six month periods ended October 28, 2007 and October 29, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2007.
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
Stock-Based Compensation Expense
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended October 28, 2007 and October 29, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Revenue Recognition
     The Company’s revenue transactions consist predominantly of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue 00-21 Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
     Sales to certain distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to distributor sales are deferred until products are sold by the distributors to end customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Deferred revenue on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell-through products purchased from the Company. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from the Company at which point the Company has a legally enforceable right to collection under normal payment terms.
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

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 39.2% and 33.3% of total accounts receivable at October 28, 2007 and April 30, 2007, respectively.
Current Vulnerabilities Due to Certain Concentrations
     During the three and six months ended October 28, 2007, sales to the top five customers represented 42.1% and 43.3% of total revenues, respectively. During the three and six months ended October 29, 2006, sales to the top five customers represented 45.9% and 44.9% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at October 28, 2007, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $66.6 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $12,500 and $25,500 in the three and six months ended October 28, 2007, respectively and $24,500 and $33,000 in the three and six months ended October 29, 2006, respectively.
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of October 28, 2007 and April 30, 2007, the fair value of the Company’s convertible subordinated debt was approximately $255.5 million and $285.2 million, respectively.
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
Computation of Net Loss Per Share
     Basic and diluted net loss per share is calculated in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006

Numerator:
Net loss	$(9,770)	$(30,329)	$(17,091)	$(29,822)

Denominator for basic and diluted net loss per share:
Weighted-average shares outstanding — basic and diluted	308,635	307,558	308,634	307,027

Basic and diluted net loss per share	$(0.03)	$(0.10)	$(0.06)	$(0.10)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	14,041	15,401	15,559	16,233
Conversion of convertible subordinated notes	31,657	35,263	31,657	35,263
Conversion of convertible notes	7,825	—	7,825	—
Warrants	465	470	465	470

Potentially dilutive securities	53,988	51,134	55,506	51,966

Comprehensive Loss
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.
     The components of comprehensive loss for the three and six months ended October 28, 2007 and October 29, 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006

Net loss	$(9,770)	$(30,329)	$(17,091)	$(29,822)
Foreign currency translation adjustment	1,441	330	1,459	(255)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(3,357)	(6,845)	(3,685)	5,140

Comprehensive loss	$(11,686)	$(36,844)	$(19,317)	$(24,937)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	October 28, 2007	April 30, 2007
Net unrealized gains/(losses) on available-for-sale securities	$1,384	$5,069
Cumulative translation adjustment	7,552	6,093

Accumulated other comprehensive income	$8,936	$11,162

Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, (“FIN 48”) on May 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption on FIN 48.
3. Convertible Debt
     The Company’s convertible subordinated and senior subordinated note balances as of October 28, 2007 and April 30, 2007 are as follows (in thousands):

Description	Amount	Interest Rate	Due In Fiscal Year
As of October 28, 2007
Convertible subordinated notes due 2008	100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

As of April 30, 2007
Convertible subordinated notes due 2008	100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible subordinated notes due 2010	100,000	2.50%	2011

	$250,250

     The Company’s convertible subordinated and senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ending April 30,
	Total	2008	2009	2010	2011

Convertible notes	$250,250	$—	$100,250	$—	$150,000
     As of October 28, 2007 and April 30, 2007, the fair value of the Company’s convertible subordinated and senior subordinated notes was approximately $255.5 million and $285.2 million, respectively.

Convertible Subordinated Notes due 2008
     As of October 28, 2007, $100.3 million of the Company’s convertible subordinated notes due in 2008 were classified as current convertible notes on the condensed consolidated balance sheet as these notes are due and payable on October 15, 2008. As of April 30, 2007, these notes were classified as long-term convertible notes.
Convertible Subordinated Notes due 2010
     As of October 28, 2007, due to the expiration of a one day put option at the discretion of the holders of the notes on October 15, 2007, $50.0 million of the Company’s convertible subordinated notes due and payable on October 15, 2010 were reclassified to long-term convertible notes on the condensed consolidated balance sheet. As of April 30, 2007, these notes were classified as current convertible notes as a result of the put option.
4. Inventories
     Inventories consist of the following (in thousands):

	October 28, 2007	April 30, 2007
Raw materials	$19,772	$21,597
Work-in-process	31,839	27,336
Finished goods	26,946	28,737

Total inventory	$78,557	$77,670

     During the three and six months ended October 28, 2007, the Company recorded charges of $3.6 million and $7.4 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.7 million and $3.4 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and six months ended October 29, 2006, the Company recorded charges of $2.5 million and $5.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $700,000 and $1.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	October 28, 2007	April 30, 2007

Land	$9,747	$9,747
Buildings	11,538	11,365
Computer equipment	39,064	37,475
Office equipment, furniture and fixtures	3,241	3,196
Machinery and equipment	144,131	135,238
Leasehold improvements	13,881	12,795
Contruction-in-process	240	444

Total	221,842	210,260
Accumulated depreciation and amortization	(137,596)	(126,189)

Property, equipment and improvements (net)	$84,246	$84,071

6. Income Taxes
     The Company recorded a provision for income taxes of $655,000 and $1.3 million for the three and six months, respectively, ended October 28, 2007 compared to $627,000 and $1.3 million for the three and six months, respectively, ended October 29, 2006. The provision for income tax expense for the three months ended October 28, 2007 and October 29, 2006 includes non-cash charges of $544,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of October 28, 2007 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at October 28, 2007 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Effective May 1, 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.
     The adoption of FIN 48 did not result in an adjustment to beginning retained earnings and did not have any impact on the Company’s results of operations. As of the date of adoption, the Company had $9.6 million of unrecognized tax benefits. Excluding the effects of recorded valuation allowances for deferred tax assets, $7.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized and $1.5 million of unrecognized tax benefits would reduce goodwill if recognized.
     As of date of adoption, the Company has not recorded any income tax liabilities for unrecognized tax positions as no cash payments were anticipated. There have been no significant changes during the quarter ended October 28, 2007.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of date of adoption, there were no accrued interest or penalties related to uncertain tax positions.
     As a result of the Company’s global operations, the Company or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state, and certain foreign jurisdictions. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and, if necessary, adjustments may be made to the carryover items. The Company’s Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2003, 2001, and 2003, respectively. For state purposes, we are currently under examination; however, the Company does not expect any significant change to its unrecognized state tax benefits within the next year.
     There were no unrecognized tax benefits at October 28, 2007 related to tax positions, interest, and penalty for which it is reasonably possible that the statute of limitations will expire within the next twelve months.
7. Purchased Intangible Assets
     The following table reflects intangible assets subject to amortization as of October 28, 2007 and April 30, 2007 (in thousands):

	October 28, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	($96,953)	$14,893
Trade name	3,697	(3,261)	436
Customer relationships	6,964	(2,733)	4,231

Total	$122,507	($102,947)	$19,560

	April 30, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	($93,495)	$18,351
Trade name	3,697	(3,171)	526
Customer relationships	6,964	(1,843)	5,121

Total	$122,507	($98,509)	$23,998

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2008	$3,811
2009	5,481
2010	3,811
2011	3,336
2012 and beyond	3,121

$19,560

8. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of October 28, 2007 and April 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of October 28, 2007
Debt:
Corporate	$68,431	$48	$(24)	$68,455
Government agency	6,824	66	(1)	6,889
Mortgage-backed	3,372	4	(14)	3,362
Municipal	300	—	(1)	299

	78,927	118	(40)	79,005

Equity:
Corporate	$3,234	$1,306	$—	$4,540

Total investments	$82,161	$1,424	$(40)	$83,545

Reported as:
Cash equivalents	$10,305	$—	$—	$10,305
Short-term investments	59,753	42	(27)	59,768
Long-term investments	12,103	1,382	(13)	13,472

Total	$82,161	$1,424	$(40)	$83,545

As of April 30, 2007
Debt:
Corporate	$62,643	$9	$(94)	$62,558
Government agency	12,200	26	(18)	12,208
Mortgage-backed	3,626	1	(21)	3,606
Municipal	300	—	(3)	297

Total	$78,769	$36	$(136)	$78,669

Equity:
Corporate	$3,607	$5,169	$—	$8,776

Total Investments	$82,376	$5,205	$(136)	$87,445

Reported as:
Cash equivalents	$11,079	$—	$—	$11,079
Short-term investments	56,603	3	(95)	56,511
Long-term investments	14,694	5,202	(41)	19,855

Total	$82,376	$5,205	$(136)	$87,445

     The gross realized losses for the three and six months ended October 28, 2007 and October 29, 2006 were immaterial. Realized gains and losses were calculated based on the specific identification method.

Restricted Securities
     The Company had purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which would be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. During the second quarter of fiscal 2008, all of these restricted securities had matured and the remaining collateral securing the interest payments on these notes had been paid to the holders of the notes.
9. Minority Investments
     Minority investments is comprised of investments in three companies accounted for under the cost method.
10. Employee Benefit Plans
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three and six months ended October 28, 2007 and the three months ended October 29, 2006, the Company did not issue any shares under this plan. During the six months ended October 29, 2006, the Company issued 860,025 shares under this plan. At October 28, 2007, 11,060,097 shares were available for issuance under the Purchase Plan.
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. As of October 28, 2007 there were no shares subject to repurchase.

     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
				Weighted-Average
			Weighted-Average	Remaining	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value (1)
				(In years)	($000’s )
Balance at April 30, 2007	28,815,162	46,119,115	$2.58
Increase in authorized shares	15,431,741
Options granted	(8,316,261)	8,316,261	$3.05
Options exercised		—	$0.00
Options canceled		(3,533,802)	$2.63

Balance at October 28, 2007	35,930,642	50,901,574	$2.65	7.12	$19,863

(1)	Represents the difference between the exercise price and the value of Finisar common stock at October 26, 2007.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.24 as of October 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.8 years. The total number of shares of common stock subject to in-the-money options exercisable as of October 28, 2007 was approximately 20.3 million.
Valuation and Expense Information under SFAS 123(R)
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended October 28, 2007 and October 29, 2006 which was reflected in the Company’s operating results as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006

Cost of revenues	$703	$899	$1,425	$2,034
Research and development	1,036	1,090	1,991	2,266
Sales and marketing	442	505	893	1,034
General and administrative	350	629	981	1,236

Total	$2,531	$3,123	$5,290	$6,570

     The total stock-based compensation capitalized as part of inventory as of October 28, 2007 was $517,000.
     As of October 28, 2007, total compensation cost related to unvested stock options not yet recognized was $23.2 million which is expected to be recognized over the next 36 months on a weighted-average basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007 (1)	2006

Weighted average fair value per share	$2.21	$2.40	n/a	$0.90
Expected term (in years)	5.44	5.28	n/a	0.50
Volatility	87%	99%	n/a	69%
Risk-free interest rate	4.20%	4.64%	n/a	4.45%
Dividend yield	0.00%	0.00%	n/a	0.00%

(1)	During the quarter ended October 28, 2007, purchases of stock under the Company’s Purchase Plan was suspended.
Accuracy of Fair Value Estimates
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be materially different.
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
     Both of the Company’s operating segments and its corporate sales function report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels. The Company does not allocate income taxes, non-operating income or interest income and expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Inter-segment sales, if any, are eliminated in consolidation.

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Revenues:
Optical subsystems and components	$90,930	$99,009	$187,290	$195,052
Network test and monitoring systems	9,769	9,180	19,144	19,380

Total revenues	$100,699	$108,189	$206,434	$214,432

Depreciation and amortization expense:
Optical subsystems and components	$6,305	$6,423	$12,843	$12,847
Network test and monitoring systems	294	288	571	572

Total depreciation and amortization expense	$6,599	$6,711	$13,414	$13,419

Operating income (loss):
Optical subsystems and components	(3,613)	$7,845	(4,054)	$12,815
Network test and monitoring systems	(547)	(1,182)	(1,623)	(1,373)

Total operating income (loss)	(4,160)	6,663	(5,677)	11,442

Unallocated amounts:
Amortization of acquired developed technology	(1,729)	(1,505)	(3,458)	(3,024)
Amortization of purchased intangibles	(490)	(313)	(980)	(612)
Loss on debt extinguishment	—	(31,606)	—	(31,606)
Interest income (expense), net	(2,821)	(2,501)	(5,652)	(5,167)
Other non-operating income (expense), net	85	(440)	(48)	(810)

Total unallocated amounts	(4,955)	(36,365)	(10,138)	(41,219)

Income (loss) before income taxes	$(9,115)	$(29,702)	$(15,815)	$(29,777)

     The following is a summary of total assets by segment (in thousands):

	October 28,	April 30,
	2007	2007
Optical subsystems and components	$380,711	$392,260
Network test and monitoring systems	83,927	76,885
Other assets	64,229	77,527

	$528,867	$546,672

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Revenues from sales to unaffiliated customers:
United States	$31,077	$36,914	$65,253	$77,339
Rest of the world	69,622	71,275	141,181	137,093

	$100,699	$108,189	$206,434	$214,432

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 28,	April 30,
	2007	2007
Long-lived assets
United States	$232,142	$237,691
Malaysia	28,316	26,589
Rest of the world	3,565	3,351

	$264,023	$267,631

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended
	October 28,	October 29,
	2007	2006
Optical subsystems and components	$10,870	$11,042
Network test and monitoring systems	150	160

Total capital expenditures	$11,020	$11,202

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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months Ended
October 28, 2007
Beginning balance at April 30, 2007	$1,818
Additions during the period based upon product sold	1,136
Settlements	926
Changes in liability for pre-existing warranties, including expirations	(1,572)

Ending balance at October 28, 2007	$2,308

13. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three and six months ended October 28, 2007, the Company sold approximately $5.1 and $10.4 million, respectively, of its trade receivables. During the three and six months ended October 29, 2006, the Company sold approximately $0 and $4.2 million of its trade receivables, respectively.
14. Restructuring
     As of October 28, 2007, $791,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006.
15. Pending Litigation
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and its annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, the Company filed the October10-Q, the January 10-Q, the July 10-Q, and the 2007 10-K, which included revised financial information for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004, April 30, 2003, April 30, 2002, April 30, 2001 and April 30, 2000, as well as quarterly financial information for the interim periods of fiscal 2006 and the first quarter of fiscal 2007.
     Nasdaq Determination of Non-compliance
     On December 13, 2006, the Company received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because it did not timely file the October 10-Q and, therefore, that its common stock was subject to delisting from the Nasdaq Global Select Market. The Company received similar Staff Determination Notices with respect to its failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted the Company additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of the Company’s appeal. On October 5, 2007, the Listing Council granted the Company an exception until December 4, 2007 to file its delinquent periodic reports and restatement. On December 5, 2007, the Company received a letter from the Listing Council confirming that the filing of the Company’s previously delayed 2007 10-K, October 10-Q, January 10-Q and July 10-Q demonstrated the Company’s compliance with Nasdaq’s filing requirements under its Marketplace rules and that its common stock will continue to be listed on the Nasdaq Global Select Market.
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
     On June 21, 2007, the Company filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting “Events of Default” received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to the Company’s delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee filed an answer to the complaint generally denying all allegations and filed a notice of removal to the United States District Court for the Northern District of California. The Company’s motion to remand the action to state court was denied on December 7, 2007.
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
     On December 4, 2007, the Company filed with the SEC and provided to the Trustee the October 10-Q, the January 10-Q, the July 10-Q and the 2007 Form 10-K. To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. As of October 31, 2007, there is $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.
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
     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. The Company cross-appealed raising issues related to the denial of the Company’s motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals have been consolidated. The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution. The parties have filed their respective briefs with the appellate court. A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying the Company’s motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license. Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments in the case have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will issue between March 2008 and November 2008.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against the Company in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company’s ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company’s motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, the Company filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery has closed. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit’s decision in the DirecTV appeal, but ordered briefing on the issues that are not implicated by the DirecTV appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues, to which the Company will respond. The parties have been ordered to a mediation and settlement conference on December 13, 2007. A jury trial has been scheduled for March 3, 2008.
     EchoStar Litigation
On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV, Comcast and XM/Sirius lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties stipulation to stay the case pending the Federal Circuit’s decision in the DirecTV case. No scheduling order has been entered in the case, and discovery has not yet begun.
     XM/Sirius Litigation
     On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company’s ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the ‘505 patent described below. Judge Clark denied defendants’ motion for a stay and subsequently issued a scheduling order. On October 22, 2007 the Court held its initial case management conference. Discovery is now underway. The claim construction hearing has been set for February 6, 2008, and the trial has been set for September 15, 2008.
     Requests for Re-Examination of the ‘505 Patent
     Three requests for re-examination of the Company’s ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. On December 11, 2006, the PTO entered an order granting the first request and, on March 21, 2007, the PTO entered an order granting the second request. The third request, filed on August 1, 2007, was partially granted on September 28, 2007. Based on communications with the PTO, the Company expects that the PTO will take steps to consolidate these requests into one request for re-examination. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits. The PTO has yet to issue a substantive office action in these proceedings. Resolution of one or more re-examination requests of the ‘505 Patent is likely to take more than 15 months.
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 28, 2007. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
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
     Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement No. 109, (“FIN 48”) on May 1, 2007. FIN 48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption on FIN 48.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
	(Unaudited, in thousands)
Revenues
Optical subsystems and components	90.3%	91.5%	90.7%	91.0%
Network test and monitoring systems	9.7	8.5	9.3	9.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	66.7	63.8	67.3	65.2
Amortization of acquired developed technology	1.7	1.4	1.7	1.4

Gross profit	31.6	34.8	31.0	33.4

Operating expenses:
Research and development	17.5	14.8	17.0	14.2
Sales and marketing	9.1	8.7	9.3	8.5
General and administrative	10.8	6.6	9.1	6.8
Amortization of purchased intangibles	0.5	0.3	0.5	0.3

Total operating expenses	37.9	30.4	35.9	29.8

Income (loss) from operations	(6.3)	4.4	(4.9)	3.6
Interest income	1.5	1.3	1.4	1.2
Interest expense	(4.3)	(3.6)	(4.2)	(3.6)
Loss on convertible debt exchange	0.0	(29.2)	0.0	(14.7)
Other income (expense), net	0.1	(0.3)	0.0	(0.4)

Loss before income taxes and cumulative effect of change in accounting principle	(9.0)	(27.4)	(7.7)	(13.9)
Provision for income taxes	0.7	0.6	0.6	0.6

Loss before cumulative effect of change in accounting principle	(9.7)	(28.0)	(8.3)	(14.5)
Cumulative effect of change in accounting principle	0.0	0.0	0.0	(0.6)

Net loss	(9.7)%	(28.0)%	(8.3)%	(13.9)%

     Revenues. Revenues decreased $7.5 million, or 6.9%, to $100.7 million in the quarter ended October 28, 2007 compared to $108.2 million in the quarter ended October 29, 2006. Sales of optical subsystems and components and network test and monitoring systems represented 90.3% and 9.7%, respectively, of total revenues in the quarter ended October 28, 2007, compared to 91.5% and 8.5%, respectively, in the quarter ended October 29, 2006.
     Revenues decreased $8.0 million, or 3.7%, to $206.4 million in the six months ended October 28, 2007 compared to $214.4 million in the six months ended October 29, 2006. Sales of optical subsystems and components and network test and monitoring systems represented 90.7% and 9.3%, respectively, of total revenues in the six months ended October 28, 2007, compared to 91.0% and 9.0%, respectively, in the six months ended October 29, 2006.
     Optical subsystems and components revenues decreased $8.1 million, or 8.2%, to $90.9 million in the quarter ended October 28, 2007 compared to $99.0 million in the quarter ended October 29, 2006. While total optical subsystem revenue was down compared to the prior year’s quarter, we experienced large fluctuations in our broad product categories. Sales for products for short distance LAN/SAN applications decreased $11.9 million, or 19.0%, to $50.7 million in the quarter ended October 28, 2007 compared to $62.6 million in the quarter ended October 29, 2006. The decline in products for LAN/SAN applications was primarily the result of a broad slowdown in unit sales to our SAN customers combined with competitive pricing pressure. Sales of products for longer distance MAN applications increased $3.8 million, or 10.5%, to $40.2 million in the quarter ended October 28, 2007 compared to $36.4 million in the quarter ended October 29, 2006. The increase in sales for MAN products was primarily the result of increased sales of our products for 10Gbps applications.
     Optical subsystems and components revenues decreased $7.7 million, or 4.0%, to $187.3 million in the six months ended October 28, 2007 compared to $195.1 million in the six months ended October 29, 2006. While total optical subsystem revenue was down compared to the six month period in the prior year, we experienced large fluctuations in our broad product categories. Sales for products for short distance LAN/SAN applications decreased $25.1 million, or 20.0%, to $100.1 million in the six months ended October 28, 2007 compared to $125.2 million in the six months ended October 29, 2006. The decline in products for LAN/SAN applications was primarily the result of a broad slowdown in unit sales to our SAN customers combined with competitive pricing pressure. Sales of products for longer distance MAN applications increased $17.4 million, or 24.8%, to $87.2 million in the six months ended October 28, 2007 compared to $69.8 million in the six months ended October 29, 2006. The increase in sales for MAN products was primarily the result of increased sales of our products for 10Gbps applications.

     Network test and monitoring systems revenues increased $589,000, or 6.4%, to $9.8 million in the quarter ended October 28, 2007 compared to $9.2 million in the quarter ended October 29 2006. Network test and monitoring systems revenues increased $236,000, or 1.2%, to $19.1 million in the six months ended October 28, 2007 compared to $19.4 million in the six months ended October 29 2006.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $224,000, or 14.9%, in the quarter ended October 28, 2007 to $1.7 million compared to $1.5 million in the quarter ended October 29, 2006 and increased $434,000, or 14.4%, in the six months ended October 28, 2007 to $3.5 million compared to $3.0 million in the six months ended October 29, 2006. The increase was the result of amortizing purchased technology acquired with the acquisitions of AZNA LLC and Kodeos Communications in the fourth quarter of fiscal 2007.
     Gross Profit. Gross profit decreased $5.9 million, or 15.7%, to $31.8 million in the quarter ended October 28, 2007 compared to $37.7 million in the quarter ended October 29, 2006. Gross profit as a percentage of total revenue was 31.6% in the quarter ended October 28, 2007 compared to 34.8% in the quarter ended October 29, 2006. We recorded charges of $3.6 million for obsolete and excess inventory in the quarter ended October 28, 2007 compared to $2.5 million in the quarter ended October 29, 2006. We sold inventory that was written-off in previous periods resulting in a benefit of $1.7 million in the quarter ended October 28, 2007 and $700,000 in the quarter ended October 29, 2006. As a result, we recognized a net charge of $1.9 million in the quarter ended October 28, 2007 compared to $1.8 million in the quarter ended October 29, 2006. Manufacturing overhead includes stock-based compensation charges of $703,000 in the quarter ended October 28, 2007 and $899,000 in the quarter ended October 29, 2006. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $36.1 million, or 35.9% of revenue, in the quarter ended October 28, 2007 compared to $41.9 million, or 38.7% of revenue, in the quarter ended October 29, 2006. The decrease in the adjusted gross profit margin was primarily due to the 6.9% decrease in revenue offset by a slight decrease in manufacturing overhead spending of 5.6% (excluding non-cash stock-based compensation charges) combined with decreases in material costs.
     Gross profit decreased $7.6 million, or 10.6%, to $64.1 million in the six months ended October 28, 2007 compared to $71.7 million in the six months ended October 29, 2006. Gross profit as a percentage of total revenue was 31.0% in the six months ended October 28, 2007 compared to 33.4% in the six months ended October 29, 2006. We recorded charges of $7.4 million for obsolete and excess inventory in the six months ended October 28, 2007 and $5.9 million in the six months ended October 29, 2006. We sold inventory that was written-off in previous periods resulting in a benefit of $3.4 million in the six months ended October 28, 2007 and $1.8 million in the six months ended October 29, 2006. As a result, we recognized a net charge of $4.0 million in the six months ended October 28, 2007 compared to $4.1 million in the six months ended October 29, 2006. Manufacturing overhead includes stock-based compensation charges of $1.4 million in the six months ended October 28, 2007 and $2.0 million in the six months ended October 29, 2006. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $73.0 million, or 35.4% of revenue, in the six months ended October 28, 2007 compared to $80.8 million, or 37.7% of revenue, in the six months ended October 29, 2006. The decrease in the adjusted gross profit margin was primarily due to the 3.7% decrease in revenue offset by a slight decrease in manufacturing overhead spending of 2.0% (excluding non-cash stock-based compensation charges) combined with decreases in material costs.
     Research and Development Expenses. Research and development expenses increased $1.6 million, or 10.2%, to $17.6 million in the quarter ended October 28, 2007 compared to $16.0 million in the quarter ended October 29, 2006. The increase was primarily due to an increase in employee related expenses of $1.0 million and project materials, consulting services and new product development scrap of $599,000. The increase in employee related spending included $867,000 as a result of our acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007. The remainder of the increase was primarily related to new product development efforts, primarily for 10Gbps products. Included in research and development expenses were stock-based compensation charges of $1.0 million in each of the quarters ended October 28, 2007 and October 29, 2006. Research and development expenses as a percent of revenues increased to 17.5% in the quarter ended October 28, 2007 compared to 14.8% in the quarter ended October 29, 2006.
     Research and development expenses increased $4.7 million, or 15.6%, to $35.1 million in the six months ended October 28, 2007 compared to $30.4 million in the six months ended October 29, 2006. The increase was primarily due to an increase in employee related expenses of $2.8 million and an increase in project materials, project services and new product development scrap of $1.5 million. The increase in employee related spending included $1.6 million as a result of our acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007. The remainder of the increase was primarily related to new product development efforts, primarily for 10Gbps products. Included in research and development expenses were stock-based compensation charges of $2.0 million in the six months ended October 28, 2007 and $2.3 million in the six months ended October 29, 2006. Research and development expenses as a percent of revenues increased to 17.0% in the six months ended October 28, 2007 compared to 14.2% in the six months ended October 29, 2006.
     Sales and Marketing Expenses. Sales and marketing expenses decreased $261,000, or 2.8%, to $9.2 million in the quarter ended October 28, 2007 compared to $9.4 million in the quarter ended October 29, 2006. The decrease was primarily due to lower commissions related to the decrease in revenue. Included in sales and marketing expenses were stock-based compensation charges of $442,000 in the quarter ended October 28, 2007 and $505,000 in the quarter ended October 29, 2006. Sales and marketing expenses as a percent of revenues increased to 9.1% in the quarter ended October 28, 2007 compared to 8.7% in the quarter ended October 29, 2006.
     Sales and marketing expenses increased $961,000, or 5.3%, to $19.2 million in the six months ended October 28, 2007 compared to $18.3 million in the six months ended October 29, 2006. The increase was primarily due to employee related expenses of $837,000. The increase in sales and marketing expenses was made to support and generate anticipated revenue growth. Included in sales and marketing expenses were stock-based compensation charges of $893,000 in the six months ended October 28, 2007 and $1.0 million in the six months ended October 29, 2006. Sales and marketing expenses as a percent of revenues increased to 9.3% in the six months ended October 28, 2007 compared to 8.5% in the six months ended October 29, 2006.
     General and Administrative Expenses. General and administrative expenses increased $3.8 million, or 53.3%, to $10.9 million in the quarter ended October 28, 2007 compared to $7.1 million in the quarter ended October 29, 2006. The increase was primarily due to costs associated with our stock option investigation of $3.1 million and an increase in our non-cash allowance for aged receivables of $417,000. Included in general and administrative expenses were stock-based compensation charges of $350,000 in the quarter ended October 28, 2007 and $629,000 in the quarter ended October 29, 2006. General and administrative expenses as a percent of revenues increased to 10.8% in the quarter ended October 28, 2007 compared to 6.6% in the quarter ended October 29, 2006.
     General and administrative expenses increased $4.3 million, or 29.1%, to $18.9 million in the six months ended October 28, 2007 compared to $14.6 million in the six months ended October 29, 2006. The increase was primarily due to costs associated with our stock option investigation of $4.3 million. Included in general and administrative expenses were stock-based compensation charges of $981,000 in the six months ended October 28, 2007 and $1.2 million in the six months ended October 29, 2006. General and administrative expenses as a percent of revenues increased to 9.1% in the six months ended October 28, 2007 compared to 6.8% in the six months ended October 29, 2006.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $177,000, or 56.5%, to $490,000 in the quarter ended October 28, 2007 compared to $313,000 in the quarter ended October 29, 2006 and increased $368,000, or 60.1%, to $980,000 in the six months ended October 28, 2007 compared to $612,000 in the six months ended October 29, 2006. The increases were due to the acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007.
     Interest Income. Interest income increased $138,000, or 9.9%, to $1.5 million in the quarter ended October 28, 2007 compared to $1.4 million in the quarter ended October 29, 2006 and increased $298,000, or 11.2%, to $3.0 million in the six months ended October 28, 2007 compared to $2.7 million in the six months ended October 29, 2006. The increases were due to increased investment balances and higher interest rates.
     Interest Expense. Interest expense increased $458,000, or 11.7%, to $4.4 million in the quarter ended October 28, 2007 compared to $3.9 million in the quarter ended October 29, 2006. The increase was primarily related to the interest charges on the $17.0 million in convertible notes issued in the fourth quarter of fiscal 2007 in connection with our acquisition of AZNA. Of the total interest expense included in each of the quarters ended October 28, 2007 and October 29, 2006, approximately $2.3 million was related to our convertible subordinated notes due in 2008 and 2010, and $1.2 million represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Interest expense increased $783,000, or 10.0%, to $8.6 million in the six months ended October 28, 2007 compared to $7.8 million in the six months ended October 29, 2006. The increase was primarily related to the interest charges on the $17.0 million in convertible notes issued in the fourth quarter of fiscal 2007 in connection with our acquisition of AZNA. Of the total interest expense included in each of the six month periods ended October 28, 2007 and October 29, 2006, approximately $4.5 million was related to our convertible subordinated notes due in 2008 and 2010, and $2.4 million represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Loss on Convertible Debt Exchange. On October 6, 2006, we exchanged $100 million of our 2 1/2% convertible subordinated notes due in 2010 for $100 million of new 2 1/2% convertible senior subordinated notes also due in 2010. Among other features, the new notes eliminated a put option that would have allowed the holders of the original notes to require the redemption of the notes on October 15, 2007 for cash or shares of our common stock. As a result of the exchange, we recorded a non-cash charge for the extinguishment of the original notes of $31.6 million in the quarter and six month period ended October 29, 2006.
     Other Income (Expense), Net. Other income was $85,000 in the quarter ended October 28, 2007 compared to expense of $440,000 in the quarter ended October 29, 2006 other expense was $48,000 in the six months ended October 28, 2007 compared to $810,000 in the six months ended October 29, 2006. Other expense in fiscal 2008 primarily consists of amortization of subordinated loan costs offset by gains in sales of equipment. Other expense in fiscal 2007 primarily consists of amortization of subordinated loan costs and our proportional share of losses for an equity investment.
     Provision for Income Taxes. We recorded income tax provisions of $655,000 and $627,000, respectively, for the quarters ended October 28, 2007 and October 29, 2006 and $1.3 million for each of the six month periods ended October 28, 2007 and October 29, 2006. The income tax provision for each of these periods is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in the three or six month periods ended October 28, 2007 or October 29, 2006. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.
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
Liquidity and Capital Resources
     At October 28, 2007, cash, cash equivalents and short-term and long-term available-for-sale investments were $119.5 million compared to $132.5 million at April 30, 2007. Of this amount, long-term available-for-sale investments totaled $13.5 million of which $9.0 million was related to debt securities which were readily saleable and $4.5 million was related to the conversion of an equity method investment to available-for-sale. There are market restrictions on our ability to sell the security underlying this investment. At October 28, 2007, total short and long term debt was $269.1 million, compared to $267.6 million at April 30, 2007.
     Net cash provided in operating activities totaled $1.6 million in the six months ended October 28, 2007, compared to $15.3 million in the six months ended October 29, 2006. Cash provided by operating activities in the six months ended October 28, 2007 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $8.0 million offset by $6.4 million in additional working capital which was primarily related to a decrease in accounts payable. Cash provided by operating activities in the six months ended October 29, 2006 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $28.5 million offset by $13.2 million in additional working capital which was primarily related to increases in accounts receivable, inventory and other assets, offset by a decrease in accounts payable.
     Net cash used in investing activities totaled $10.4 million in the six months ended October 28, 2007 compared to $22.4 million in the six months ended October 29, 2006. Cash invested in the six months ended October 28, 2007 and October 29, 2006 was primarily related to equipment purchases to support production expansion at our Texas and Malaysia facilities and the purchase of short-term investments.
     Net cash used in financing activities totaled $1.1 million in the six months ended October 28, 2007 compared to cash provided by financing activities of $2.3 million in the six months ended October 29, 2006. Cash used in financing activities for the six months ended October 28, 2007 was primarily due to repayments on borrowings. Cash provided by financing activities in the six months ended October 29, 2006 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan of $3.5 million, partially offset by repayments on borrowings.
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

Contractual Obligations and Commercial Commitments
     At October 28, 2007, we had contractual obligations of $342.2 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,953	$1,953	$—	$—	$—
Long-term debt	4,647		4,268	379
Convertible debt	267,200	117,200	150,000
Interest on debt	17,728	9,914	7,811	3
Lease commitment under sale-leaseback agreement	43,932	3,131	6,475	6,770	27,556
Operating leases	4,352	2,118	2,184	50	—
Purchase obligations	2,426	2,426	—	—	—

Total contractual obligations	$342,238	$136,742	$170,738	$7,202	$27,556

     Short-term debt of $2.0 million represents the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $4.6 million.
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
     The lease commitment under sale-leaseback agreement includes the principal amount of $11.7 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.4 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of October 28, 2007.
     On November 1, 2007, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to us through October 26, 2008. The terms of the new amended agreement are substantially unchanged from the previous agreement. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at October 28, 2007 totaled $10.4 million.
Off-Balance-Sheet Arrangements
     At October 28, 2007 and April 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The material changes to our legal proceedings from those previously disclosed in our fiscal 2007 Form 10-K, which was filed on December 4, 2007, are as follows:
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements. The announcement of the investigation, and related delays in filing our quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and our annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), have resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, we filed the October10-Q, the January 10-Q, the July 10-Q, and the 2007 10-K, which included revised financial information for the fiscal years ended April 30, 2006, April 30, 2005, April 30, 2004, April 30, 2003, April 30, 2002, April 30, 2001 and April 30, 2000, as well as quarterly financial information for the interim periods of fiscal 2006 and the first quarter of fiscal 2007.

     Nasdaq Determination of Non-compliance
     On December 13, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because we did not timely file the October 10-Q and, therefore, that our common stock was subject to delisting from the Nasdaq Global Select Market. We received similar Staff Determination Notices with respect to our failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted us additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. We appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of our appeal. On October 5, 2007, the Listing Council granted us an exception until December 4, 2007 to file our delinquent periodic reports and restatement. On December 5, 2007, we received a letter from the Listing Council confirming that the filing of the Company’s previously delayed 2007 10-K, the October 10-Q, the January 10-Q and the July 10-Q demonstrated our compliance with Nasdaq’s filing requirements under its Marketplace rules and that our common stock will continue to be listed on the Nasdaq Global Select Market.
     Securities and Exchange Commission Inquiry
     In November 2006, we informed the staff of the Securities and Exchange Commission (the “SEC”) of the voluntary investigation that had been undertaken by the Audit Committee of our Board of Directors. We were subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding our historical stock option grant practices. We are cooperating with the SEC’s review.
     Stock Option Derivative Litigation
     Following the announcement by us on November 30, 2006 that the Audit Committee of our Board of Directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of ours caused it to grant stock options at less than fair market value, contrary to our public statements (including its financial statements), and that, as a result, those officers and directors are liable to us. No specific amount of damages has been alleged, and by the nature of the lawsuits no damages will be alleged, against us. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. A hearing on the motions has been set for January 11, 2008.
     Trust Indenture Litigation
     On January 4, 2007, we received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for our 2 1/2% Convertible Senior Subordinated Notes due 2010, our 2 1/2% Convertible Subordinated Notes due 2010 and our 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that our failure to timely file the October 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the three indentures between us and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. As previously reported, we had delayed filing the October 10-Q pending the completion of the review of our historical stock option grant practices conducted by the Audit Committee of our Board of Directors.
     We believe that we are not in default under the terms of the Indentures. We contend that the plain language of each Indenture requires only that we file with the Trustee reports that have actually been filed with the SEC, and that, since the October 10-Q had not yet been filed with the SEC, we were under no obligation to file it with the Trustee.
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
     As expected, on March 16, 2007, we received three additional notices from the Trustee asserting that “Events of Default” under the Indentures had occurred and were continuing based on our failure to cure the alleged default within the 60-day cure period.
     On April 24, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that our failure to timely file the January 10-Q with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. The notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. We believe that we are not in default under the terms of the Indentures for the reasons described above.
     On June 21, 2007, we filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting “Events of Default” received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to our delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee filed an answer to the complaint generally denying all allegations and filed a notice of removal to the United States District Court for the Northern District of California. Our motion to remand the action to state court was denied on December 7, 2007.
     On July 9, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that our failure to timely file our Form 10-K report with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if we did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture. We believe that we are not in default under the terms of the Indentures for the reasons described above.
     On December 4, 2007, we filed with the SEC and provided to the Trustee the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K. To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. As of October 31, 2007, there is $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $558,000 in accrued interest.
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505 (the “‘505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent had been willfully infringed and awarded us damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded us costs of $147,282 associated with the litigation. The Court declined to award us our attorney’s fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to us at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in our favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed us under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of October 12, 2007, DirecTV has deposited approximately $28 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from June 17, 2006 through September 30, 2007.

     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. We cross-appealed raising issues related to the denial of our motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals have been consolidated. The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution. The parties have filed their respective briefs with the appellate court. A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying our motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license. Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On November 19, 2007, the Court of Appeals denied NYIPLA’s motion to file a reply brief. Oral arguments in the case have been set for January 7, 2008. Subsequent to the oral arguments, it is anticipated that a decision from the appellate court will issue between March 2008 and November 2008.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against us in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that our ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by us in our lawsuit against DirecTV. Our motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, we filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery has closed. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit’s decision in the DirecTV appeal, but ordered briefing on the issues that are not implicated by the DirecTV appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues, to which we will respond. The parties have been ordered to a mediation and settlement conference on December 13, 2007. A jury trial has been scheduled for March 3, 2008.
     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against us in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of our ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV, Comcast and XM/Sirius lawsuits. On October 24, 2006, we filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied our motion on September 25, 2007. We filed our answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties stipulation to stay the case pending the Federal Circuit’s decision in the DirecTV case. No scheduling order has been entered in the case, and discovery has not yet begun.
     XM/Sirius Litigation
     On April 27, 2007, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe our ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the ‘505 patent described below. Judge Clark denied defendants’ motion for a stay and subsequently issued a scheduling order. On October 22, 2007 the Court held its initial case management conference. Discovery is now underway. The claim construction hearing has been set for February 6, 2008, and the trial has been set for September 15, 2008.
     Requests for Re-Examination of the ‘505 Patent
     Three requests for re-examination of our ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. On December 11, 2006, the PTO entered an order granting the first request and, on March 21, 2007, the PTO entered an order granting the second request. The third request, filed on August 1, 2007, was partially granted on September 28, 2007. Based on communications with the PTO, we expect that the PTO will take steps to consolidate these requests into one request for re-examination. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on our position in the related ‘505 lawsuits. The PTO has yet to issue a substantive office action in these proceedings. Resolution of one or more re-examination requests of the ‘505 Patent is likely to take more than 15 months.
Securities Class Action
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants us, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied the plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Subsequently, and consistent with these developments, the Court entered an order, at the request of the plaintiffs and issuers, to deny approval of the settlement, and the plaintiffs filed an amended complaint in an attempt to comply with the decision of the Second Circuit Court of Appeals. The plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the Second Circuit decision. If an amended or modified settlement is not reached, and thereafter approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
     We cannot predict the outcome of the legal proceedings discussed above. No amount of loss, if any, is considered probable or measurable and no loss contingency has been recorded at the balance sheet date.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2007, since the report was filed on December 4, 2007.

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

Dated: December 12, 2007

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