Form 10-Q
period 2008-01-27
FINISAR CORP
filed 2008-03-07
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 27, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware	94-3038428
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1389 Moffett Park Drive	94089
Sunnyvale, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
408-548-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At February 29, 2008, there were 308,777,134 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 27, 2008

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 27, 2008	April 30, 2007
	(In thousands, except share and per
	share data)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,437	$56,106
Short-term available-for-sale investments	38,096	56,511
Restricted investments, short-term	—	625
Accounts receivable, net of allowance for doubtful accounts of $758 and $1,607 at January 27, 2008 and April 30, 2007	55,035	55,969
Accounts receivable, other	8,701	7,752
Inventories	83,220	77,670
Prepaid expenses	5,586	4,553

Total current assets	266,075	259,186
Long-term available-for-sale investments	12,602	19,855
Property, plant and improvements, net	85,710	84,071
Purchased technology, net	13,163	18,351
Other purchased intangible assets, net	4,179	5,647
Goodwill	128,852	128,949
Minority investments	11,250	11,250
Other assets	20,886	19,363

Total assets	$542,717	$546,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,100	$40,187
Accrued compensation	14,970	10,550
Other accrued liabilities	24,584	12,590
Deferred revenue	5,135	5,473
Current portion of other long-term liabilities	2,390	2,255
Convertible notes, net of beneficial conversion feature of $3,477 and $0 at January 27, 2008 and April 30, 2007	113,722	66,950
Non-cancelable purchase obligations	2,787	2,798

Total current liabilities	200,688	140,803
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of $0 and $7,184 at January 27, 2008 and April 30, 2007	150,000	193,066
Other long-term liabilities	18,861	21,042
Deferred income taxes	7,872	6,090

Total long-term liabilities	176,733	220,198
Commitments and contingent liabilities
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 27, 2008 and April 30, 2007	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,716,634 shares issued and outstanding at January 27, 2008 and 308,632,366 shares issued and outstanding at April 30, 2007	309	309
Additional paid-in capital	1,537,057	1,529,322
Accumulated other comprehensive income	10,780	11,162
Accumulated deficit	(1,382,850)	(1,355,122)

Total stockholders’ equity	165,296	185,671

Total liabilities and stockholders’ equity	$542,717	$546,672

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Revenues
Optical subsystems and components	$102,957	$98,007	$290,247	$293,059
Network test and monitoring systems	9,784	9,512	28,928	28,892

Total revenues	112,741	107,519	319,175	321,951
Cost of revenues	73,396	66,634	212,279	206,350
Amortization of acquired developed technology	1,729	1,512	5,187	4,536

Gross profit	37,616	39,373	101,709	111,065
Operating expenses:
Research and development	21,218	16,593	56,350	46,988
Sales and marketing	10,492	9,068	29,726	27,341
General and administrative	12,768	8,871	31,630	23,477
Amortization of purchased intangibles	488	925	1,468	1,537

Total operating expenses	44,966	35,457	119,174	99,343

Income (loss) from operations	(7,350)	3,916	(17,465)	11,722
Interest income	1,501	1,668	4,453	4,322
Interest expense	(4,291)	(4,071)	(12,895)	(11,892)
Loss on convertible debt exchange	—	—	—	(31,606)
Other income (expense), net	310	(345)	262	(1,155)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(9,830)	1,168	(25,645)	(28,609)
Provision for income taxes	807	772	2,083	2,030

Income (loss) before cumulative effect of change in accounting principle	(10,637)	396	(27,728)	(30,639)
Cumulative effect of change in accounting principle	—	—	—	(1,213)

Net income (loss)	$(10,637)	$396	$(27,728)	$(29,426)

Net income (loss) per share — basic:
Before effect of change in accounting principle	$(0.03)	$0.00	$(0.09)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.00)
Net income (loss)	$(0.03)	$0.00	$(0.09)	$(0.10)

Net income (loss) per share — diluted:
Before effect of change in accounting principle	$(0.03)	$0.00	$(0.09)	$(0.10)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.00)
Net income (loss)	$(0.03)	$0.00	$(0.09)	$(0.10)

Shares used in computing net income (loss) per share — basic	308,663	308,538	308,645	307,528
Shares used in computing net income (loss) per share — diluted	308,663	324,350	308,645	307,528
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 27, 2008	January 28, 2007
	(Unaudited, in thousands)
Operating activities
Net loss	$(27,728)	$(29,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,518	20,275
Stock-based compensation expense	8,585	9,424
Amortization of beneficial conversion feature of convertible notes	3,706	3,568
Amortization of purchased technology and other purchased intangibles	1,469	1,537
Amortization of acquired developed technology	5,187	4,536
Amortization of discount on restricted securities	(11)	(78)
Loss (gain) on sale or retirement of equipment	(455)	596
Share of losses of equity investee	—	237
Gain on sale of equity investment	(205)	—
Loss on debt extenguishment	—	31,606

Changes in operating assets and liabilities:
Accounts receivable	934	(6,764)
Inventories	(3,558)	(8,351)
Other assets	(6,159)	(4,710)
Deferred income taxes	1,782	1,632
Accounts payable	(2,990)	(1,825)
Accrued compensation	4,420	1,661
Other accrued liabilities	10,682	2,038
Deferred revenue	(391)	638

Net cash provided by operating activities	15,786	26,594

Investing activities
Purchases of property, equipment and improvements	(17,693)	(16,808)
Proceeds from sale of property and equipment	558	306
Proceeds from sale of equity investment	648	—
Sale (purchase) of available-for-sale investments	20,993	(17,772)
Maturity of restricted securities	625	4,326

Net cash provided by (used in) investing activities	5,131	(29,948)

Financing activities
Repayments of liability related to sale-leaseback of building	(260)	(214)
Repayments of borrowings	(1,412)	(1,579)
Proceeds from exercise of stock options and employee stock purchase plan	86	4,107

Net cash provided by (used in) financing activities	(1,586)	2,314

Net increase (decrease) in cash and cash equivalents	19,331	(1,040)
Cash and cash equivalents at beginning of period	56,106	63,361

Cash and cash equivalents at end of period	$75,437	$62,321

Supplemental disclosure of cash flow information
Cash paid for interest	$4,811	$4,892
Cash paid for taxes	$336	$429
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
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of January 27, 2008, and for the three and nine month periods ended January 27, 2008 and January 28, 2007, have been prepared in accordance with U.S generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 27, 2008 and its operating results and cash flows for the three and nine month periods ended January 27, 2008 and January 28, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2007.
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
Stock-Based Compensation Expense
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 27, 2008 and January 28, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
Segment Reporting
     SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components and network test and monitoring systems.
Concentrations of Credit Risk
     Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments in fixed income securities with high-quality institutions and only invests in high quality credit instruments. As of January 27, 2008, the Company did not own any auction rate securities. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore bear minimal risk. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements.

Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 44.3% and 33.3% of total accounts receivable at January 27, 2008 and April 30, 2007, respectively.
Current Vulnerabilities Due to Certain Concentrations
     During the three and nine months ended January 27, 2008, sales to the Company’s five largest customers represented 45.0% and 43.9% of total revenues, respectively. During the three and nine months ended January 28, 2007, sales to the five largest customers represented 43.6% and 44.4% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at January 27, 2008, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $65.7 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $4,000 and $30,000 in the three and nine months ended January 27, 2008, respectively and $20,000 and $53,000 in the three and nine months ended January 28, 2007, respectively.
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
     Available-for-Sale Investments
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
Fair Value of Financial Instruments
     The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of January 27, 2008 and April 30, 2007, the fair value of the Company’s convertible subordinated debt was approximately $233.7 million and $285.2 million, respectively.
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

Computation of Net Loss Per Share
     Basic and diluted net loss per share is presented in accordance with SFAS No. 128 Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period. For the three and nine month periods ended January 27, 2008 and the nine month period ended January 28, 2007, there was no dilutive impact on earnings per share with respect to employee stock options or outstanding warrants due to a net loss recorded in each of those periods.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(10,637)	$396	$(27,728)	$(29,426)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding — total	308,663	308,548	308,645	307,538
Weighted-average shares outstanding — subject to repurchase	—	(10)	—	(10)

Weighted-average shares outstanding — outstanding warrants	308,663	308,538	308,645	307,528

Effect of dilutive securities:
Weighted-average shares outstanding — subject to repurchase	—	10	—	—
Weighted-average shares outstanding — employee stock options	—	15,497	—	—
Weighted-average shares outstanding — outstanding warrants	—	305	—	—

Weighted-average shares outstanding — diluted	308,663	324,350	308,645	307,528

Basic net income (loss) per share	$(0.03)	$0.00	$(0.09)	$(0.10)

Diluted net income (loss) per share	$(0.03)	$0.00	$(0.09)	$(0.10)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	3,434	—	12,950	15,969
Stock subject to repurchase	—	—	—	10
Conversion of convertible subordinated notes	31,657	31,657	31,657	31,657
Conversion of convertible promissory notes for AZNA LLC acquisition	10,955	—	10,955	—
Warrants	455	40	455	470

Potentially dilutive securities	46,501	31,697	56,017	48,106

Comprehensive Income (Loss)
     SFAS No. 130 Reporting Comprehensive Income establishes rules for reporting and display of comprehensive income or loss and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income or loss.

     The components of comprehensive income (loss) for the three and nine months ended January 27, 2008 and January 28, 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Net income (loss)	$(10,637)	$396	$(27,728)	$(29,426)
Foreign currency translation adjustment	2,402	2,550	3,861	2,294
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(558)	(239)	(4,243)	4,901

Comprehensive income (loss)	$(8,793)	$2,707	$(28,110)	$(22,231)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	January 27, 2008	April 30, 2007
Net unrealized gains/(losses) on available-for-sale securities	$826	$5,069
Cumulative translation adjustment	9,954	6,093

Accumulated other comprehensive income	$10,780	$11,162

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
Recent Accounting Pronouncements
     In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in 2009. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.
     In December 2007, the FASB issued FAS No. 141R, Business Combinations (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until May 1, 2009. The Company expects FAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.
     In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company will adopt EITF 07-3 on May 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition.
     In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. The adoption of FAS No. 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

     In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt the effective portion of FAS 157 on May 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition. The Company is currently assessing the impact of applying FAS 157 to its non-financial assets and liabilities on its future consolidated results of operations and financial condition.
2. Convertible Debt
     The Company’s convertible subordinated and convertible senior subordinated note balances as of January 27, 2008 and April 30, 2007 were as follows (in thousands):

			Due In Fiscal
Description	Amount	Interest Rate	Year
As of January 27, 2008
Convertible subordinated notes due 2008	100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

As of April 30, 2007
Convertible subordinated notes due 2008	100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible subordinated notes due 2010	100,000	2.50%	2011

	$250,250

     The Company’s convertible subordinated and convertible senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ending April 30,
	Total	2008	2009	2010	2011
Convertible notes	$250,250	$—	$100,250	$—	$150,000
     As of January 27, 2008 and April 30, 2007, the fair value of the Company’s convertible subordinated and convertible senior subordinated notes was approximately $233.7 million and $285.2 million, respectively.
Convertible Subordinated Notes due 2008
     As of January 27, 2008, $100.3 million of the Company’s convertible subordinated notes due in 2008 were classified as current convertible notes on the condensed consolidated balance sheet as these notes are due and payable on October 15, 2008. As of April 30, 2007, these notes were classified as long-term convertible notes.
Convertible Subordinated Notes due 2010
     As of January 27, 2008, due to the expiration of a one day put option at the discretion of the holders of the notes on October 15, 2007, $50.0 million of the Company’s convertible subordinated notes due and payable on October 15, 2010 were reclassified as long- term convertible notes on the condensed consolidated balance sheet. As of April 30, 2007, these notes were classified as current convertible notes as a result of the put option.

3. Inventories
     Inventories consist of the following (in thousands):

	January 27, 2008	April 30, 2007
Raw materials	$19,832	$21,597
Work-in-process	35,623	27,336
Finished goods	27,765	28,737

Total inventory	$83,220	$77,670

     During the three and nine months ended January 27, 2008, the Company recorded charges of $2.9 million and $10.2 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.6 million and $5.0 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and nine months ended January 28, 2007, the Company recorded charges of $3.0 million and $8.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.0 and $2.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
4. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 27, 2008	April 30, 2007

Land	$9,747	$9,747
Buildings	11,793	11,365
Computer equipment	40,384	37,475
Office equipment, furniture and fixtures	3,250	3,196
Machinery and equipment	150,964	135,238
Leasehold improvements	14,189	12,795
Contruction-in-process	173	444

Total	230,500	210,260
Accumulated depreciation and amortization	(144,790)	(126,189)

Property, equipment and improvements (net)	$85,710	$84,071

5. Income Taxes
     The Company recorded a provision for income taxes of $807,000 and $2.1 million for the three and nine months, respectively, ended January 27, 2008 compared to $772,000 and $2.0 million for the three and nine months, respectively, ended January 28, 2007. The provision for income tax expense for the three months ended January 27, 2008 and January 28, 2007 includes non-cash charges of $694,000 and $544,000, respectively, for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of January 27, 2008 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at January 27, 2008 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Effective May 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.
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
     As of the date of adoption of FIN 48, the Company had not recorded any income tax liabilities for unrecognized tax positions as no cash payments were anticipated. There have been no significant changes during the quarter ended January 27, 2008.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of the date of adoption of FIN 48, there were no accrued interest or penalties related to uncertain tax positions.
     As a result of the Company’s global operations, the Company or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state, and certain foreign jurisdictions. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company’s Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2003, 2001, and 2003, respectively. The Company’s tax return for the tax year 2001 is currently under examination by tax authorities in the state of New Jersey; however, the Company does not expect any significant change to its unrecognized state tax benefits within the next year.
     There are no unrecognized tax benefits at January 27, 2008 related to tax positions, interest, and penalty for which it is reasonably possible that the amounts will significantly increase or decrease within the next twelve months.
6. Purchased Intangible Assets
     The following table reflects intangible assets subject to amortization as of January 27, 2008 and April 30, 2007 (in thousands):

	January 27, 2008
	Gross Carrying	Accumulated		Net Carrying
	Amount	Amortization		Amount
Purchased technology	$111,846	$	(98,683)	$13,163
Trade name	3,697		(3,306)	391
Customer relationships	6,964		(3,176)	3,788

Total	$122,507	$	(105,165)	$17,342

	April 30, 2007
	Gross Carrying	Accumulated		Net Carrying
	Amount	Amortization		Amount
Purchased technology	$111,846	$	(93,495)	$18,351
Trade name	3,697		(3,171)	526
Customer relationships	6,964		(1,843)	5,121

Total	$122,507	$	(98,509)	$23,998

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2008	$1,593
2009	5,481
2010	3,811
2011	3,336
2012 and beyond	3,121

$17,342

7. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of January 27, 2008 and April 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of January 27, 2008
Debt:
Corporate	$70,977	$127	$(18)	$71,086
Government agency	6,332	140	—	6,472
Mortgage-backed	2,760	13	(3)	2,770

	80,069	280	(21)	80,328

Equity:
Corporate	$3,163	$567	$—	$3,730

Total investments	$83,232	$847	$(21)	$84,058

Reported as:
Cash equivalents	$33,359	$1	$—	$33,360
Short-term investments	37,981	133	(18)	38,096
Long-term investments	11,892	713	(3)	12,602

Total	$83,232	$847	$(21)	$84,058

As of April 30, 2007
Debt:
Corporate	$62,643	$9	$(94)	$62,558
Government agency	12,200	26	(18)	12,208
Mortgage-backed	3,626	1	(21)	3,606
Municipal	300	—	(3)	297

Total	$78,769	$36	$(136)	$78,669

Equity:
Corporate	$3,607	$5,169	$—	$8,776

Total Investments	$82,376	$5,205	$(136)	$87,445

Reported as:
Cash equivalents	$11,079	$—	$—	$11,079
Short-term investments	56,603	3	(95)	56,511
Long-term investments	14,694	5,202	(41)	19,855

Total	$82,376	$5,205	$(136)	$87,445

     The gross realized gains and losses for the three and nine months ended January 27, 2008 and January 28, 2007 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Restricted Securities
     The Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the Company’s 2 1/2% convertible subordinated notes, U.S. government securities, which would be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on such outstanding convertible subordinated notes. During the second fiscal quarter of 2008, all of these restricted securities had matured and the remaining collateral securing the interest payments on these notes was paid to the holders of the notes.
8. Minority Investments
     Minority investments is comprised of investments in three companies accounted for under the cost method.
9. Employee Benefit Plans
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of common stock at a discount of 15% to the market value at certain plan-defined dates. During the three and nine months ended January 27, 2008 and the three months ended January 28, 2007, the Company did not issue any shares under the Purchase Plan. During the nine months ended January 28, 2007, the Company issued 860,025 shares under this plan. At January 27, 2008, 11,060,097 shares were available for issuance under the Purchase Plan.
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan include stock options, stock appreciation rights, restricted stock units and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain restricted stock units or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. To date, only stock options have been granted under the 2005 Plan. Options generally vest over five years and have a maximum term of 10 years. As of January 27, 2008 there were no shares subject to repurchase.

     A summary of activity under the Company’s employee stock option plans is as follows:

	Options Available
	for Grant	Options Outstanding
				Weighted-Average
			Weighted-Average	Remaining	Aggregate
Options for Common Stock	Number of Shares	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value (1)
				(In years)	($000’s)
Balance at April 30, 2007	28,815,162	46,119,115	$2.58
Increase in authorized shares	15,431,741
Options granted	(23,403,391)	23,403,391	$2.43
Options exercised		(81,805)	$1.05
Options canceled	16,382,216	(16,382,216)	$2.12

Balance at January 27, 2008	37,225,728	53,058,485	$2.65	6.58	$4,728

(1)	Represents the difference between the exercise price and the value of Finisar common stock at January 25, 2008.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.62 as of January 25, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.14 years. The total number of shares of common stock subject to in-the-money options exercisable as of January 27, 2008 was approximately 9.5 million.
Valuation and Expense Information under SFAS 123(R)
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended January 27, 2008 and January 28, 2007 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Cost of revenues	$895	$843	$2,320	$2,877
Research and development	1,247	965	3,237	3,230
Sales and marketing	673	462	1,566	1,497
General and administrative	481	584	1,462	1,820

Total	$3,296	$2,854	$8,585	$9,424

     The total stock-based compensation capitalized as part of inventory as of January 27, 2008 was $465,000.
     As of January 27, 2008, total compensation cost related to unvested stock options not yet recognized was approximately $21.3 million which is expected to be recognized over the next 37 months on a weighted-average basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Weighted average fair value per share	$2.12	$2.71	$0.50	$0.90
Expected term (in years)	5.44	5.24	0.75	0.50
Volatility	86%	100%	57%	69%
Risk-free interest rate	4.07%	4.78%	3.34%	4.45%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Accuracy of Fair Value Estimates
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from the estimate, stock-based compensation expense could be materially different.
Extension of Stock Option Exercise Periods for Former Employees
     The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in “Note 14. Pending Litigation”. As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with FAS 123R. As a result of this modification, the Company recorded additional stock-based compensation expense of $386,000 for the three and nine months ended January 27, 2008. As a result of the extension, the fair value of $991,000 related to these stock options has been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The change in fair value of these options from the modification date to January 27, 2008 was not significant.
Amendment of Certain Stock Options
     During the quarter ended January 27, 2008, the Company completed a tender offer to holders of certain options granted under the 1999 Stock Plan and the 2005 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this offer, employees subject to taxation in the United States had the opportunity to cancel these options and exchange them for new options with an adjusted exercise price equal to the fair market value per share of the Company’s common stock on the corrected date of grant so as to avoid unfavorable tax consequences under Internal Revenue Code Section 409A. The Company also committed to issue restricted stock units (“RSUs”) to those optionees accepting the offer whose new options have exercise prices that exceed the exercise price of the cancelled options, in order to compensate the optionees for the increase in the exercise price. In connection with the offer, the Company canceled and replaced options to purchase 14.2 million shares of its common stock and committed to issue 301,197 RSUs to offer participants. The Company recorded a charge of $371,000 related to the issuance of the RSUs, which was recorded as operating expense for the three and nine months ended January 27, 2008.
Impact of Certain Stock Option Restatement Items
     Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options due to an investigation into its historical stock option grant practices, as more fully described in “Note 14. Pending Litigation”. The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). During the quarter ended January 27, 2008, the Company recorded a charge of $3.9 million representing the employee tax liability that has been assumed by the Company related to the option exchange program, which was designed to avoid the adverse consequences of Section 409A.

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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007

Revenues:
Optical subsystems and components	$102,957	$98,007	$290,247	$293,059
Network test and monitoring systems	9,784	9,512	28,928	28,892

Total revenues	$112,741	$107,519	$319,175	$321,951

Depreciation and amortization expense:
Optical subsystems and components	$6,807	$6,576	$19,650	$19,423
Network test and monitoring systems	297	280	868	852

Total depreciation and amortization expense	$7,104	$6,856	$20,518	$20,275

Operating income (loss):
Optical subsystems and components	(3,660)	7,886	$(7,812)	$20,701
Network test and monitoring systems	(1,473)	(1,533)	(2,998)	(2,906)

Total operating income (loss)	(5,133)	6,353	(10,810)	17,795

Unallocated amounts:
Amortization of acquired developed technology	(1,729)	(1,512)	(5,187)	(4,536)
Amortization of purchased intangibles	(488)	(925)	(1,468)	(1,537)
Impairment of acquired developed technology	—	—	—	—
Restructuring costs	—	—	—	—
Loss on debt extinguishment	—	—	—	(31,606)
Interest income (expense), net	(2,790)	(2,403)	(8,442)	(7,570)
Other non-operating income (expense), net	310	(345)	262	(1,155)

Total unallocated amounts	(4,697)	(5,185)	(14,835)	(46,404)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(9,830)	$1,168	$(25,645)	$(28,609)

     The following is a summary of total assets by segment (in thousands):

	January 27,	April 30,
	2008	2007
Optical subsystems and components	$390,551	$392,260
Network test and monitoring systems	83,909	76,885
Other assets	68,257	77,527

	$542,717	$546,672

     Short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
Revenues from sales to unaffiliated customers:
United States	$37,659	$37,084	$102,646	$114,423
Rest of the world	75,082	70,345	216,529	207,528

	$112,741	$107,429	$319,175	$321,951

     Revenues generated in the United States are all from sales to customers located in the United States based on a ship-to location for each order. This definition tends to elevate the amount of business categorized as the “rest of the world” in those cases where a U.S. equipment supplier utilizes the services of a foreign contract manufacturer who actually places an order with the Company.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 27,	April 30,
	2008	2007
Long-lived assets
United States	$229,195	$237,691
Malaysia	30,707	26,589
Rest of the world	4,138	3,351

	$264,040	$267,631

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2008	2007
Optical subsystems and components	$17,509	$16,565
Network test and monitoring systems	184	243

Total capital expenditures	$17,693	$16,808

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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 27, 2008
Beginning balance at April 30, 2007	$1,818
Additions during the period based upon product sold	1,970
Settlements	(409)
Changes in liability for pre-existing warranties, including expirations	(1,014)

Ending balance at January 27, 2008	$2,365

12. Sales of Accounts Receivable
     The Company has an agreement with Silicon Valley Bank to sell certain trade receivables. In these non-recourse sales, the Company removes the sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. During the three and nine months ended January 27, 2008, the Company sold approximately $5.2 million and $15.6 million, respectively, of its trade receivables. During the three and nine months ended January 28, 2007, the Company sold approximately $5.3 million and $9.5 million of its trade receivables, respectively.
13. Restructuring
     As of January 27, 2008, $736,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to restructuring activities associated with a facility the Company leases in Scotts Valley, California that took place in fiscal 2006.
14. Pending Litigation
Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing its quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”) and July 29, 2007 (the “July 10-Q”) and its annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), “), resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, the Company filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.
     Nasdaq Determination of Non-compliance
     On December 13, 2006, the Company received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because the Company did not timely file the October 10-Q and, therefore, that its common stock was subject to delisting from the Nasdaq Global Select Market. The Company received similar Staff Determination Notices with respect to its failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee’s investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted the Company additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. The Company appealed the Panel’s decision to the Nasdaq Listing and Hearing Review Counsel (the “Listing Council”), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel’s April 4, 2007 decision and stayed that decision pending review of the Company’s appeal. On October 5, 2007, the Listing Council granted the Company an exception until December 4, 2007 to file its delinquent periodic reports and restatement. On December 5, 2007, the Company received a letter from the Listing Council confirming that the filing of the Company’s previously delayed periodic reports had demonstrated the Company’s compliance with Nasdaq’s filing requirements under its Marketplace Rules and that its common stock will continue to be listed on the Nasdaq Global Select Market.
     Securities and Exchange Commission Inquiry
     In November 2006, the Company informed the staff of the Securities and Exchange Commission (the “SEC”) of the voluntary investigation that had been undertaken by the Audit Committee of its Board of Directors. The Company was subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding its historical stock option grant practices. The Company is cooperating with the SEC’s review.

     Stock Option Derivative Litigation
     Following the announcement by the Company on November 30, 2006 that the Audit Committee of its Board of Directors had voluntarily commenced an investigation of its historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. Plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to its public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits no damages will be alleged, against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the court granted the motions to dismiss, although the plaintiffs will have the opportunity to file an amended complaint.
     Trust Indenture Litigation
     On January 4, 2007, the Company received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for its 2 1/2% Convertible Senior Subordinated Notes due 2010, its 2 1/2% Convertible Subordinated Notes due 2010 and its 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that the Company’s failure to timely file the October 10-Q with the SEC constituted a default under each of the three indentures between the Company and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture.
     In anticipation of the expiration of the 60-day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an “Event of Default” had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, the Company filed a lawsuit in the Superior Court for the State of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that the Company was not in default under the three Indentures.
     On March 16, 2007, the Company received three additional notices from the Trustee asserting that “Events of Default” under the Indentures had occurred and were continuing based on its failure to cure the alleged default within the 60-day cure period.
     On April 23, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that its failure to timely file the January 10-Q with the SEC constituted a default under each of the Indentures. The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture.
     On June 21, 2007, the Company filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting “Events of Default” received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to the Company’s delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee removed this action to the United States District Court for the Northern District of California.
     On July 16, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that its failure to timely file the 2007 10-K with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture.
     On December 4, 2007, the Company filed with the SEC, and provided to the Trustee, the October and January 10-Qs, as well as the 2007 10-K.
     The Company does not believe that any default under the terms of the Indentures ever occurred. The Company contends that the plain language of each Indenture requires only that the Company file with the Trustee reports that have actually been filed with the SEC, which was done.
     To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. In addition to contending that no such declaration could properly have been made because the Company was not in default under the Indentures, the Company also contends that the plain language of the Indentures would not permit such a declaration now to be made, based on delays in filing the October and January 10-Qs or the 2007 10-K, because all those reports have now been filed.
     On January 2, 2008, the Company received an additional notice from the Trustee alleging that the Company had defaulted under the Indentures by failing to reimburse the Trustee for attorney and other fees and expenses it has incurred in the dispute. To forestall any efforts by the Trustee to declare an acceleration based on this alleged default, the Company has paid the fees and expenses as demanded by the Trustee, under protest and subject to reservation of rights to seek recovery of all amounts paid.
     The court has directed the Company and the Trustee to file summary judgment motions in the federal court action.
     As of January 27, 2008, there is $250.3 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $3.0 million in accrued interest.
Patent Litigation
     DirecTV Litigation
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505 (the “‘505 patent”), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in the Company’s favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV’s motion and payments under the compulsory license are being made into an escrow account pending the outcome of the appeal. As of January 14, 2008, DirecTV has deposited approximately $32 million into escrow. These escrowed funds represent DirecTV’s compulsory royalty payments for the period from October 1, 2006 through December 31, 2007.
     DirecTV has appealed to the United States Court of Appeals for the Federal Circuit.  In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages.  The Company cross-appealed raising issues related to the denial of its motion for permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid.  The appeals have been consolidated.  The parties were ordered to participate in the appellate court’s mandatory mediation program, which occurred on February 13, 2007 without resolution.  The parties have filed their respective briefs with the appellate court. A neutral third party, New York Intellectual Property Law Association (“NYIPLA”) filed an amicus brief urging the appellate court to vacate the portion of trial court’s judgment denying Finisar’s motion for a permanent injunction and ordering DirecTV to pay royalties pursuant to a compulsory license.  Over DirecTV’s objection, the appellate court accepted NYIPLA’s amicus brief. On January 7, 2008, a three-judge panel of the Court of Appeals for the Federal Circuit heard oral arguments from both parties.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”) filed a complaint against the Company in the United States District Court, Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company’s ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company’s motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, the Company filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery has closed. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit’s decision in the DirecTV appeal, but ordered briefing on the issues that are not implicated by the pending appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues. These motions sought summary judgment of invalidity and non-infringement of the patent as well as a limitation on damages until after the commencement of the lawsuit on July 7, 2006. Oral argument on these issues took place on January 10, 2008. Determination of the validity and infringement issues has been deferred until the issuance of the Federal Circuit decision in the DirecTV appeal. Summary judgment on the issue of laches was granted, limiting damages to the period after November 22, 2006, the date the Company filed its cross-complaint. Post-complaint alleged damages are still very substantial.

     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively “EchoStar”) filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of its ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties stipulation to stay the case pending the Federal Circuit’s decision in the DirecTV case. No scheduling order has been entered in the case, and discovery has not yet begun.
     XM/Sirius Litigation
     On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company’s ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the ‘505 patent described below. Judge Clark denied defendants’ motion for a stay. Discovery is now underway. The claim construction hearing was held on February 5, 2008, and the trial has been set for September 15, 2008. Judge Clark indicated that he will delay entering a claims construction order, in anticipation of an opinion from the Federal Circuit in the DirecTV appeal in March or April 2008.
     Requests for Re-Examination of the ‘505 Patent
     Three requests for re-examination of the Company’s ‘505 patent have been filed with the United States Patent and Trademark Office (“PTO”). The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO granted the requests, and the three proceedings have been combined into a single re-examination. The PTO has also now issued an office action rejecting 17 of the 48 claims of the reexamined patent. A response to the office action is due April 19, 2008. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits. Resolution of the re-examination of the ‘505 Patent is likely to take more than six months.
Securities Class Action
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied the plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Subsequently, and consistent with these developments, the Court entered an order, at the request of the plaintiffs and issuers, to deny approval of the settlement, and the plaintiffs filed an amended complaint in an attempt to comply with the decision of the Second Circuit Court of Appeals. The plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or modified to comply with the Second Circuit decision. If an amended or modified settlement is not reached, and thereafter approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
Section 16(b) Lawsuit
     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported stockholder of the Company, against two investment banking firms that served as underwriters for the initial public offering of the Company’s common stock in November 1999. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal shareholders of the Company constituted a “group” that owned in excess of 10% of the Company’s outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. A number of similar lawsuits against underwriters of other public offerings have recently been filed by the same plaintiff and law firm. The litigation is in the preliminary stage, and we cannot predict its outcome.
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 27, 2008. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those referred to in “Part II, Item 1A. Risk Factors” below. The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this report.
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
Critical Accounting Policies
     The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our condensed consolidated financial statements included elsewhere in this report and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 for more information about these critical accounting policies, as well as a description of other significant accounting policies. In addition, subsequent to the end of fiscal 2007, we adopted the following accounting policy.
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

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2008	2007	2008	2007
	(Unaudited, in thousands)
Revenues
Optical subsystems and components	91.3%	91.2%	90.9%	91.0%
Network test and monitoring systems	8.7	8.8	9.1	9.0

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	65.1	62.0	66.5	64.1
Amortization of acquired developed technology	1.5	1.4	1.6	1.4

Gross profit	33.4	36.6	31.9	34.5

Operating expenses:
Research and development	18.8	15.4	17.7	14.6
Sales and marketing	9.3	8.4	9.3	8.5
General and administrative	11.4	8.3	9.9	7.3
Amortization of purchased intangibles	0.4	0.9	0.5	0.5

Total operating expenses	39.9	33.0	37.4	30.9

Income (loss) from operations	(6.5)	3.6	(5.5)	3.6
Interest income	1.3	1.6	1.4	1.3
Interest expense	(3.8)	(3.8)	(4.0)	(3.7)
Loss on convertible debt exchange	0.0	0.0	0.0	(9.8)
Other income (expense), net	0.3	(0.3)	0.1	(0.3)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(8.7)	1.1	(8.0)	(8.9)
Provision for income taxes	0.7	0.7	0.7	0.6

Income (loss) before cumulative effect of change in accounting principle	(9.4)	0.4	(8.7)	(9.5)
Cumulative effect of change in accounting principle	0.0	0.0	0.0	(0.4)

Net income (loss)	(9.4)%	0.4%	(8.7)%	(9.1)%

     Revenues. Revenues increased $5.2 million, or 4.9%, to $112.7 million in the quarter ended January 27, 2008 compared to $107.5 million in the quarter ended January 28, 2007. Sales of optical subsystems and components and network test and monitoring systems represented 91.3% and 8.7%, respectively, of total revenues in the quarter ended January 27, 2008, compared to 91.2% and 8.8%, respectively, in the quarter ended January 28, 2007.
     Revenues decreased $2.8 million, or 0.9%, to $319.2 million in the nine months ended January 27, 2008 compared to $322.0 million in the nine months ended January 28, 2007. Sales of optical subsystems and components and network test and monitoring systems represented 90.9% and 9.1%, respectively, of total revenues in the nine months ended January 27, 2008, compared to 91.0% and 9.0%, respectively, in the nine months ended January 28, 2007.
     Optical subsystems and components revenues increased $5.0 million, or 5.1%, to $103.0 million in the quarter ended January 27, 2008 compared to $98.0 million in the quarter ended January 28, 2007. While total optical subsystem revenues increased, we experienced large fluctuations within individual product categories. Sales of products for short distance LAN/SAN applications decreased $210,000, or 0.4%, to $55.3 million in the quarter ended January 27, 2008 compared to $55.5 million in the quarter ended January 28, 2007. While sales of products for short distance LAN/SAN applications decreased slightly overall, sales of 8-10 Gbps products increased $11.1 million, to $12.2 million in the quarter ended January 28, 2007 from $1.1 million in the quarter ended January 28, 2007, and sales of 1-4 Gbps products declined by a similar amount. The decline in sales of products for LAN/SAN applications was primarily the result of a slowdown in unit sales to our SAN customers following a significant increase in sales of these products during the four quarters ended January 28, 2007, combined with competitive pricing pressure. Sales of products for longer distance MAN applications increased $5.2 million, or 12.1%, to $47.7 million in the quarter ended January 27, 2008 compared to $42.5 million in the quarter ended January 28, 2007. The increase in sales of MAN products was primarily the result of increased sales of our products for 10 Gbps applications.
     Optical subsystems and components revenues decreased $2.8 million, or 1.0%, to $290.2 million in the nine months ended January 27, 2008 compared to $293.1 million in the nine months ended January 28, 2007. While total optical subsystem revenues increased, we experienced large fluctuations within individual product categories. Sales of products for short distance LAN/SAN applications decreased $25.3 million, or 14.0%, to $155.4 million in the nine months ended January 27, 2008 compared to $180.7 million in the nine months ended January 28, 2007. While sales of products for short distance LAN/SAN applications decreased overall, sales of 8-10 Gbps products increased $19.6 million, to $21.1 million in the nine months ended January 28, 2007 from $1.5 million in the nine months ended January 28, 2007, and sales of 1-4 Gbps products declined by a slightly larger amount. The decline in sales of products for LAN/SAN applications was primarily the result of a slowdown in unit sales to our SAN customers combined with competitive pricing pressure. Sales of products for longer distance MAN applications increased $22.5 million, or 20.0%, to $134.9 million in the nine months ended January 27, 2008 compared to $112.4 million in the nine months ended January 28, 2007. The increase in sales of MAN products was primarily the result of increased sales of our products for 10 Gbps applications.
     Network test and monitoring systems revenues increased $272,000, or 2.9%, to $9.8 million in the quarter ended January 27, 2008 compared to $9.5 million in the quarter ended January 28, 2007. Network test and monitoring systems revenues remained flat at $28.9 million for both the nine months ended January 27, 2008 and the nine months ended January 28, 2007.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $217,000, or 14.4%, in the quarter ended January 27, 2008 to $1.7 million compared to $1.5 million in the quarter ended January 28, 2007 and increased $651,000, or 14.4%, in the nine months ended January 27, 2008 to $5.2 million compared to $4.5 million in the nine months ended January 28, 2007. The increase was the result of amortizing purchased technology acquired with the acquisitions of AZNA LLC and Kodeos Communications in the fourth quarter of fiscal 2007.
     Gross Profit. Gross profit decreased $1.8 million, or 4.5%, to $37.6 million in the quarter ended January 27, 2008 compared to $39.4 million in the quarter ended January 28, 2007. Gross profit as a percentage of total revenue was 33.4% in the quarter ended January 27, 2008 compared to 36.6% in the quarter ended January 28, 2007. We recorded charges of $2.9 million for obsolete and excess inventory in the quarter ended January 27, 2008 compared to $3.0 million in the quarter ended January 28, 2007. We sold inventory that was written-off in previous periods resulting in a benefit of $1.6 million in the quarter ended January 27, 2008 and $1.0 million in the quarter ended January 28, 2007. As a result, we recognized a net charge of $1.3 million in the quarter ended January 27, 2008 compared to $2.0 million in the quarter ended January 28, 2007. Manufacturing overhead includes stock-based compensation charges of $895,000 in the quarter ended January 27, 2008 and $843,000 in the quarter ended January 28, 2007. Additionally, manufacturing overhead includes other charges related to the completion of our previously reported stock option investigation of $1.1 million in the quarter ended January 27, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and other stock option related charges, gross profit would have been $42.7 million, or 37.8% of revenue, in the quarter ended January 27, 2008 compared to $43.7 million, or 40.7% of revenue in the quarter ended January 28, 2007. The decrease in the adjusted gross profit margin was primarily due to a $1.7 million, or 7.3%, increase in manufacturing overhead spending (excluding non-cash stock-based compensation charges and other stock option investigation related charges) combined with decreases in unit sales prices.
     Gross profit decreased $9.4 million, or 8.4%, to $101.8 million in the nine months ended January 27, 2008 compared to $111.1 million in the nine months ended January 28, 2007. Gross profit as a percentage of total revenue was 31.9% in the nine months ended January 27, 2008 compared to 34.5% in the nine months ended January 28, 2007. We recorded charges of $10.2 million for obsolete and excess inventory in the nine months ended January 27, 2008 and $8.9 million in the nine months ended January 27, 2007. We sold inventory that was written-off in previous periods resulting in a benefit of $5.0 million in the nine months ended January 27, 2008 and $2.8 million in the nine months ended January 28, 2007. As a result, we recognized a net charge of $5.2 million in the nine months ended January 27, 2008 compared to $6.1 million in the nine months ended January 28, 2007. Manufacturing overhead includes stock-based compensation charges of $2.3 million in the nine months ended January 27, 2008 and $2.9 million in the nine months ended January 28, 2007. Additionally, manufacturing overhead includes other charges related to the completion of our previously reported stock option investigation of $1.1 million in the quarter ended January 27, 2008. Excluding the amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and other stock option related charges, gross profit would have been $115.6 million, or 36.2% of revenue, in the nine months ended January 27, 2008 compared to $124.6 million, or 38.7% of revenue in the nine months ended January 28, 2007. The decrease in the adjusted gross profit margin was primarily due to a $848,000, or 1.2%, increase in manufacturing overhead spending (excluding non-cash stock-based compensation charges and other stock option investigation related charges) combined with decreases in unit sales prices.
     Research and Development Expenses. Research and development expenses increased $4.6 million, or 27.9%, to $21.2 million in the quarter ended January 27, 2008 compared to $16.6 million in the quarter ended January 28, 2007. The increase was primarily due to an increase in employee related expenses of $4.6 million. The increase in employee related spending included $2.5 million as a result of our acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007 and $1.6 million of non-recurring expenses related to the option exchange offer that was undertaken to avoid the unfavorable consequences of Section 409A of the Internal Revenue Code. Included in research and development expenses were stock-based compensation charges of $1.2 million in the quarter ended January 27, 2008 and $1.0 million in the quarter ended January 28, 2007. Research and development expenses as a percent of revenues increased to 18.8% in the quarter ended January 27, 2008 compared to 15.4% in the quarter ended January 28, 2007.
     Research and development expenses increased $9.4 million, or 19.9%, to $56.4 million in the nine months ended January 27, 2008 compared to $47.0 million in the nine months ended January 28, 2007. The increase was primarily due to an increase in employee related expenses of $7.8 million and an increase in project materials, project services and new product development scrap of $1.3 million. The increase in employee related spending included $5.9 million as a result of our acquisitions of AZNA and Kodeos in the fourth quarter of fiscal 2007 and $1.6 million of non-recurring expenses related to Section 409A remediation. The remainder of the increase was primarily related to new product development efforts, primarily for 10 Gbps products. Included in research and development expenses were stock-based compensation charges of $3.2 million in each of the nine month periods ended January 27, 2008 and January 28, 2007. Research and development expenses as a percent of revenues increased to 17.7% in the nine months ended January 27, 2008 compared to 14.6% in the nine months ended January 28, 2007.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.4 million, or 15.7%, to $10.5 million in the quarter ended January 27, 2008 compared to $9.1 million in the quarter ended January 28, 2007. The increase was primarily due to employee related expenses of $1.3 million. Also contributing to the increase were higher commissions related to an increase in revenue. The increase in employee related spending included $742,000 for non-recurring Section 409A remediation matters, $211,000 of additional stock-based compensation, and $391,000 to support and generate anticipated revenue growth. Included in sales and marketing expenses were stock-based compensation charges of $673,000 in the quarter ended January 27, 2008 and $462,000 in the quarter ended January 28, 2007. Sales and marketing expenses as a percent of revenues increased to 9.3% in the quarter ended January 27, 2008 compared to 8.4% in the quarter ended January 28, 2007.
     Sales and marketing expenses increased $2.4 million, or 8.7%, to $29.7 million in the nine months ended January 27, 2008 compared to $27.3 million in the nine months ended January 28, 2007. The increase was primarily due to employee related expenses of $2.1 million. The increase in sales and marketing expenses included $1.2 million to support and generate anticipated revenue growth in addition to $742,000 for non-recurring Section 409A remediation matters. Included in sales and marketing expenses were stock-based compensation charges of $1.6 million in the nine months ended January 27, 2008 and $1.5 million in the nine months ended January 28, 2007. Sales and marketing expenses as a percent of revenues increased to 9.3% in the nine months ended January 27, 2008 compared to 8.5% in the nine months ended January 28, 2007.
     General and Administrative Expenses. General and administrative expenses increased $3.9 million, or 43.9%, to $12.8 million in the quarter ended January 27, 2008 compared to $8.9 million in the quarter ended January 28, 2007. The increase was primarily due to costs associated with our stock option investigation of $1.7 million, legal costs of ongoing litigation of approximately $1.0 million, $835,000 for non-recurring Section 409A remediation matters, and an increase in our non-cash allowance for aged receivables of $344,000. Included in general and administrative expenses were stock-based compensation charges of $481,000 in the quarter ended January 27, 2008 and $584,000 in the quarter ended January 28, 2007. General and administrative expenses as a percent of revenues increased to 11.4% in the quarter ended January 27, 2008 compared to 8.3% in the quarter ended January 28, 2007.
     General and administrative expenses increased $8.1 million, or 34.7%, to $31.6 million in the nine months ended January 27, 2008 compared to $23.5 million in the nine months ended January 28, 2007. The increase was primarily due to costs associated with our stock option investigation of $6.0 million. Also contributing to the increase were $835,000 for non-recurring Section 409A remediation matters and an increase in our non-cash allowance for aged receivables of $696,000. Included in general and administrative expenses were stock-based compensation charges of $1.5 million in the nine months ended January 27, 2008 and $1.8 million in the quarter ended January 28, 2007. General and administrative expenses as a percent of revenues increased to 9.9% in the nine months ended January 27, 2008 compared to 7.3% in the nine months ended January 28, 2007.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $437,000, or 47.2%, to $488,000 in the quarter ended January 27, 2008 compared to $925,000 in the quarter ended January 28, 2007 and decreased $69,000, or 4.5%, to $1,468,000 in the nine months ended January 27, 2008 compared to $1,538,000 in the nine months ended January 28, 2007. The decreases were due to the amortization of intangibles from the acquisitions of AZNA LLC and Kodeos Communications Inc. in the fourth quarter of fiscal 2007 offset by the write-off of assets acquired in the May 2005 acquisition of InterSAN, Inc. in the prior year.
     Interest Income. Interest income decreased $167,000, or 10.0%, to $1.5 million in the quarter ended January 27, 2008 compared to $1.7 million in the quarter ended January 28, 2007 and increased $131,000, or 3.0%, to $4.5 million in the nine months ended January 27, 2008 compared to $4.3 million in the nine months ended January 28, 2007. The decrease in the quarter ended January 27, 2008 was due to a decrease in interest rates partially offset by increased investment balances. The increase during the nine months ended January 27, 2008 was due to increased investment balances partially offset by lower interest rates.
     Interest Expense. Interest expense increased $220,000, or 5.4%, to $4.3 million in the quarter ended January 27, 2008 compared to $4.1 million in the quarter ended January 28, 2007. The increase was primarily related to the interest charges on the $17.0 million in convertible notes issued in the fourth quarter of fiscal 2007 in connection with our acquisition of AZNA LLC. Of the total interest expense for the quarters ended January 27, 2008 and January 28, 2007, approximately $2.3 million in each period was related to our convertible subordinated notes due in 2008 and 2010 and $1.3 million and $1.2 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Interest expense increased $1.0 million, or 8.4%, to $12.9 million in the nine months ended January 27, 2008 compared to $11.9 million in the nine months ended January 28, 2007. The increase was primarily related to the interest charges on the $17.0 million in convertible notes issued in the fourth quarter of fiscal 2007 in connection with our acquisition of AZNA LLC. Of the total interest expense for the nine months ended January 27, 2008 and January 28, 2007, approximately $4.5 million in each period was related to our convertible subordinated notes due in 2008 and 2010 and $3.7 million and $3.6 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Loss on Convertible Debt Exchange. On October 6, 2006, we exchanged $100 million of our 2 1/2% convertible subordinated notes due in 2010 for $100 million of new 2 1/2% convertible senior subordinated notes also due in 2010. Among other features, the new notes eliminated a put option that would have allowed the holders of the original notes to require the redemption of the notes on October 15, 2007 for cash or shares of our common stock. As a result of the exchange, we recorded a non-cash charge for the extinguishment of the original notes of $ 31.6 million in the nine months ended January 28, 2007.
     Other Income (Expense), Net. Other income was $310,000 in the quarter ended January 27, 2008 compared to other expense of $345,000 in the quarter ended January 28, 2007. Other income was $262,000 in the nine months ended January 28, 2008 compared to other expense of $1.2 million in the nine months ended January 28, 2007. Other income in the fiscal 2008 periods primarily consisted of a refund of value added tax, royalty payments received and gains from the sale of equipment and equity investments, partially offset by the amortization of subordinated loan costs. Other expense in the fiscal 2007 periods primarily consisted of amortization of subordinated loan costs, losses related to the sales of equipment, and our pro rata share of losses for an equity investee.
     Provision for Income Taxes. We recorded income tax provisions of $807,000 and $772,000, respectively, for the quarters ended January 27, 2008 and January 28, 2007 and $2.1 million and $2.0 million, respectively, for the nine month periods ended January 27, 2008 and January 28, 2007. The income tax provision for each of these periods was primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in the three or nine month periods ended January 27, 2008 and January 28, 2007. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.
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
Liquidity and Capital Resources
     At January 27, 2008, cash, cash equivalents and short-term and long-term available-for-sale investments were $126.1 million compared to $132.5 million at April 30, 2007. Of this amount, long-term available-for-sale investments totaled $12.6 million of which $8.9 million consisted of debt securities which were readily saleable and $3.7 million was related to the conversion of an equity method investment to available-for-sale. There are market restrictions on our ability to sell the security underlying this investment. At January 27, 2008, total short and long term debt was $269.8 million, compared to $267.6 million at April 30, 2007.
     Net cash provided by operating activities totaled $15.8 million in the nine months ended January 27, 2008, compared to $26.6 million in the nine months ended January 28, 2007. Cash provided by operating activities in the nine months ended January 27, 2008 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $11.1 million and by $4.7 million in additional working capital which was primarily related to increases in inventory and other assets and a decrease in accounts payable, offset by increase in accrued compensation and other accrued liabilities. Cash provided by operating activities in the nine months ended January 28, 2007 primarily consisted of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $42.3 million offset by $15.7 million in additional working capital which was primarily related to an increase in accounts receivable and inventory.
     Net cash provided by investing activities totaled $5.1 million in the nine months ended January 27, 2008 compared to net cash used in investing activities of $29.9 million in the nine months ended January 28, 2007. Net cash provided by investing activities in the nine months ended January 27, 2008 was primarily related to the net maturities of short-term available-for-sale investments offset by purchases of equipment to support production expansion. Net cash used in investing activities during the nine months ended January 28, 2007 was primarily related to equipment purchases to support production expansion and the purchase of investments.
     Net cash used in financing activities totaled $1.6 million in the nine months ended January 27, 2008 compared to cash provided by financing activities of $2.3 million in the nine months ended January 28, 2007. Cash used in financing activities for the nine months ended January 27, 2008 was primarily due to repayments on borrowings, partially offset by the exercise of stock options. Cash provided by financing activities in the nine months ended January 28, 2007 was primarily due to proceeds from the exercise of stock options and sales of stock under the employee stock purchase plan, partially offset by repayments on borrowings.

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
Contractual Obligations and Commercial Commitments
     At January 27, 2008, we had contractual obligations of $341.0 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$1,982	$1,982	$—	$—	$—
Long-term debt	4,140	—	4,140	—	—
Convertible debt	267,200	117,200	150,000	—	—
Interest on debt	17,916	10,168	7,748	—	—
Lease commitment under sale-leaseback agreement	43,160	3,148	6,511	6,807	26,694
Operating leases	3,789	1,964	1,825	—	—
Purchase obligations	2,787	2,787	—	—	—

Total contractual obligations	$340,974	$137,249	$170,224	$6,807	$26,694

     Short-term debt represents the current portion of a note payable to a financial institution.
     Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $4.1 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $100.3 million due October 15, 2008, and two series of convertible subordinated notes in the aggregate principal amount of $150.0 million due October 15, 2010. The notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Annual interest payments on the convertible subordinated notes are approximately $9.0 million. Also included in convertible debt are convertible notes in the aggregate principal amount of $16.9 million issued in conjunction with the acquisition of AZNA LLC which bear interest at the rate of 7% per annum.
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
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.8 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of January 27, 2008.
     On November 1, 2007, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through October 26, 2008. The terms of the amended agreement are substantially unchanged from the previous agreement. Under the terms of the amended agreement, Silicon Valley Bank is providing a $15 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by us. Outstanding letters of credit secured by this agreement at January 27, 2008 totaled $10.4 million.

Off-Balance-Sheet Arrangements
     At January 27, 2008 and April 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to “Part I, Item I, Financial Statements – Note 14. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 27, 2008.
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
Dated: March 7, 2008

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