Form 10-K
period 2008-04-30
FINISAR CORP
filed 2008-06-30
CIK 1094739

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
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
Common stock, $.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of October 28, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $547,570,330, based on the closing sales price of the registrant's common stock as reported on the NASDAQ Stock Market on October 26, 2007 of $2.24 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of May 31, 2008, there were 308,974,940 shares of the registrant's common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2008 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2008

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

        Certain factors that could cause actual results to differ from those projected are discussed in "Item 1A. Risk Factors." We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

PART I

Item 1.    Business

Overview

        We are a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. Our manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for our optical subsystems products, as well as key components used in those subsystems. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, IBM and Qlogic.

        We also provide network performance test systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.

        We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is (408) 548-1000.

Recent Developments

  Pending Combination with Optium Corporation

        On May 15, 2008, we entered into a merger agreement with Optium Corporation, a leading designer and manufacturer of high-performance optical subsystems for use in telecommunications and cable TV network systems. Our management and board of directors believe that the combination of the two companies to create the world's largest supplier of optical components, modules and subsystems for the communications industry will leverage our leadership position in the storage and data networking sectors of the industry and Optium's leadership position in the telecommunications and CATV sectors to create a more competitive industry participant.

        Under the terms of the merger agreement, Optium stockholders will receive 6.262 shares of Finisar common stock for each share of Optium common stock they own. Optium options and warrants will represent a corresponding right to acquire a number of shares of Finisar common stock based on the exchange ratio. We expect to issue approximately 160,000,000 shares of Finisar common stock in the proposed combination. Upon completion of the combination, Finisar shareholders will own approximately 65% of the combined company, and Optium shareholders will own approximately 35%. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes.

        Upon the closing of the combination, Finisar's board of directors will be reconstituted to include three new directors who are currently members of Optium's board. Jerry S. Rawls, Chairman, President and Chief Executive Officer of Finisar, will remain as the executive Chairman of our board of directors. Eitan Gertel, Chairman, President and Chief Executive Officer of Optium, will become President and Chief Executive Officer of Finisar and will join our board of directors, along with current Optium directors Morgan Jones and Christopher Crespi.

        The proposed combination is subject to the approval of both companies' stockholders. Certain directors and executive officers of each company, as well as certain affiliates, have signed agreements to vote their shares in favor of the proposed combination. These agreements apply to approximately 7% and 34% of the outstanding shares of Finisar common stock and Optium common stock, respectively.

        The proposed combination is also subject to other customary conditions including required regulatory approvals. Subject to the required stockholder approval and satisfaction of these other conditions, the merger is expected to close in the third calendar quarter of 2008.

        In connection with the proposed combination of Finisar and Optium, we plan to file with the Securities and Exchange Commission (the "SEC") a registration statement on Form S-4 including a joint proxy statement/prospectus containing additional information about both companies and the proposed transaction. The definitive joint proxy statement/prospectus will be mailed to the stockholders of Finisar and Optium after clearance with the SEC. We will also file with the SEC from time to time other documents relating to the proposed transaction.

  Disposition of NetWisdom Product Line

        On June 12, 2008, we announced that we had completed a transaction whereby certain assets associated with the NetWisdom product line of our Network Tools Division were transferred to a newly-organized corporation in which we will retain a minority equity interest. The NetWisdom product line is used for monitoring and analysis of SAN environments within enterprise data centers.

Industry Background and Markets

  Optical Subsystems and Components

  Industry Background

        Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the amount of data or bandwidth to be transmitted, expressed as gigabits per second, or Gbps, and the distance involved. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals in excess of 60 miles without further processing. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. At speeds of more than 1 Gbps, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, even at 1Gbps, the need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has increasingly required enterprises and service providers to use fiber optic technology to transmit data at higher speeds over greater distances and to expand the capacity, or bandwidth, of their networks.

        A LAN typically consists of a group of computers and other devices that share the resources of one or more processors or servers within a small geographic area and are connected through the use of hubs (used for broadcasting data within a LAN), switches (used for sending data to a specific destination in a LAN) and routers (used as gateways to route data packets between two or more LANs or other large networks). In order to switch or route optical signals to their ultimate destination, they must first be converted to electrical signals which can be processed by the switch, router or other networking equipment and then retransmitted as optical signals to the next switching point or ending destination. As a result, data networking equipment typically contains multiple connection points, or ports, in which various types of transceivers or transponders are used to transmit and receive signals to and from other networking equipment over various distances using a variety of networking protocols.

        LANs typically use the Ethernet protocol to transport data packets across the network at distances of up to 500 meters at speeds of 1 to 10 Gbps. Because most residential and business subscriber traffic begins and ends over Ethernet, it has become the de facto standard user interface for connecting to the public network. And, while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data. In response to continually increasing bandwidth and performance requirements, the Gigabit Ethernet standard, which allows LANs to operate at 1 Gbps, was introduced in 1998. A 10 Gbps version of Ethernet, or 10GigE, was introduced in 2002. A version known as OC-192, based on the Synchronous Optical Network, or SONET, and the Synchronous Digital Hierarchy, or SDH, communications standards, capable of transmitting at 10 Gbps, became available at approximately the same time. While early 10 Gbps applications were focused on aggregating longer distance applications, more recently, demand has emerged for 10GigE-based systems that can transport data up to 300 meters over multimode fiber typically installed in most commercial buildings.

        A SAN is a high-speed subnetwork imbedded within a LAN where critical data stored on devices such as disk arrays, optical disks and tape backup devices is made available to all servers on the LAN thereby freeing the network servers to deliver business applications, increasing network capacity and improving response time. SANs were originally developed using the Fibre Channel protocol designed for storing and retrieving large blocks of data. A SAN based on the Fibre Channel protocol typically incorporates the use of file servers containing host-bus adapters, or HBAs, for accessing multiple storage devices through one or more switches, thereby creating multiple paths to that storage. The Fibre Channel interconnect protocol, operating at 1 Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of copper-based storage solutions using the Small Computer Interface, or SCSI, interface protocol while maintaining backward compatibility with the installed base of SCSI-based storage systems. Fibre Channel specifications include the capability for transmitting data at 2, 4, 8, 16 and 32 Gbps.

        A number of new storage technologies have been introduced to lower the cost and complexity of deploying Fibre Channel-based storage networks. Since its introduction in 2003, small and medium size storage networks have been developed based on the Internet Small Computer System Interface protocol, or iSCSI. Other solutions designed to reduce the cost of storage networks allow for the direct attachment of storage systems to the network without requiring a host, also known as Network Attached Storage, or NAS. In 2007, the Fibre Channel over Ethernet standard, or FCoE, was introduced which enables Fibre Channel data packets to be encapsulated within Enhanced Ethernet frames. This standard utilizes the additional bandwidth created at transmission speeds of 10 Gbps and higher to combine different types of data traffic for storage (Fibre Channel), LAN traffic (TCP/IP) and various server clustering protocols such as Infiniband that previously required their own separate infrastructure within a data center. As a result, FCoE will enable the creation of a single converged network within a data center, rather than two or three networks as previously required. Since a single server will be able to use a single network interface card to accommodate the various types of traffic in FCoE-based networks, the number of cables and connections in such a network can be reduced with fewer, but higher-speed connections. In addition, the FCoE protocol will be able to utilize Ethernet-based technology currently under development for transmitting signals at speeds of 40 and 100 Gbps.

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

        Transceivers and transponders used in building MANs and WANs typically require the use of Fabry Perot, or FP, distributed feedback, or DFB, and externally modulated lasers operating at wavelengths of 1310 nm or 1550 nm in order to send signals longer distances through single mode fiber.

  Addressable Markets

        According to industry analyst Lightcounting Inc., total sales of transceiver and transponder products in 2007 were estimated to be approximately $2.1 billion. Of this total, approximately $440 million represented sales of transceivers used for LAN and SAN applications incorporating optical technologies to generate and receive signals up to 500 meters; approximately $400 million represented sales of transceivers for longer distance MANs using the Ethernet and Fibre Channel protocols; approximately $885 million represented sales of transceivers and transponders used in building MANs that are compliant with the SONET/SDH protocol; and approximately $375 million was related to products used in building fiber-to-the-home/curb networks and parallel optics applications such as backplanes for switches and routers.

        According to Lightcounting, the market for transceivers and transponders operating at 10 to 40 Gbps represented approximately $960 million in 2007. Of this total market, approximately $175 million was for short distance LAN applications, $145 million was for longer distance MANs using the Ethernet protocol, and $640 million represented sales of transceivers and transponders for SONET/SDH networks. We believe that the market for these higher speed products will grow faster than other segments of the transceiver and transponder market in order to address the increasing bandwidth and storage demands required by future networks.

        Additional markets exist for optical products designed primarily for longer distance WAN applications such as laser and detector modules, dispersion compensators, channel monitors, optical amplifiers, reconfigurable optical add-drop multiplexers, or ROADMs, and line card applications for very long-haul transmission. Additional opportunities may exist for the application of our underlying optical technologies to non-communications markets. We may decide to enter one or more of these markets in the future.

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

  Demand for Optical Subsystems and Components Used in LANs and SANs

        The demand for optical subsystems and components used in building LANs and SANs is driven primarily by spending within the business enterprise. That demand is heavily influenced by the growth in information generated by a business enterprise which must be stored and retrieved in a timely manner and made available to users located over a wide geographic area. With the evolution of the internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the primary cost of a typical information technology department. According to a recent study by industry analyst IDC, the amount of digital information created, captured or replicated in digital form totaled 281 exabytes in 2007 and is expected to grow at a compound growth rate of 60% per year through 2011 to reach 1,800 exabytes, or 10 times that produced in 2006. This growth is being driven in part by video-centric files and data generated by the broadcast, media, entertainment, medical and security industries as well as by the proliferation of video-capable mobile computing devices. While much of this data is transient in nature and does not need to be stored, a growing portion of the total will need to be preserved due to regulatory pressures and the desire to use and protect personal information. As a result, IDC expects enterprise storage requirements to grow by a similar amount through 2011.

        To handle this growth in storage requirements, SANs capable of transmitting at 2 Gbps began being deployed in 2001 and SANs operating at 4 Gbps became the dominant SAN solution in 2006. Equipment providers have begun developing solutions operating at 8 Gbps which we believe will begin to be deployed in 2008. With the introduction of lower cost 10 Gbps transceivers, industry analysts believe that, over time, FCoE-based solutions may become more popular than Fibre Cannel SANs due to their lower cost and ease of installation and administration.

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

  •
  an increase in the number of IP-based SANs deployed by small and medium sized businesses due to the lower cost and reduced complexity associated with using the iSCSI or the emerging FCoE protocol in conjunction with networking equipment capable of operating at 10 Gbps; and

  •
  the growing popularity of blade servers and file virtualization which, while reducing the overall number of servers and ports, is expected to increase demand for optical ports in the data center, particularly those capable of transmitting and receiving signals at higher speeds.

  Demand for Optical Subsystems Used in Metropolitan Area Networks

        The demand for products used to build MANs is driven primarily by service providers as they seek to upgrade or build new networks to handle the growth in the bandwidth demands of business and residential users. These users now have extensive gigabyte per second transmission capacity in their buildings and local networks to connect to the public network. This has resulted in new "choke" points in today's network infrastructure: in the "First Mile" or "local loop" for network access and in MANs themselves, where islands of data are connected by a "copper straw" reducing transmission rates to megabits per second or slower over a combination of twisted pair copper wire, T-1 lines, frame relay and wireless links. These choke points are being eliminated with the deployment of equipment using Gigabit Ethernet and 10GigE transceivers and transponders. Since the 10GigE standard was ratified in June 2002, a number of optical products have been introduced for this protocol. These devices include transceivers packaged in various physical form factors, with designations such as Xenpak, XPAK and X2, all of which use a parallel data transmission method known as XAUI. These products have historically used 10GigE links for aggregating data traffic for MAN applications.

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

        Demand for all of these products is tied closely to the demand for bandwidth. According to Cisco Systems, the amount of bandwidth usage devoted to transmitting IP traffic will grow at an estimated compound growth rate of 46% per year between 2007 and 2012 following a 55% increase in 2007.

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

        The proliferation of video-based services is expected to have a significant impact on the amount of additional bandwidth to be required in the future. It is estimated that the amount of data contained in 30 minutes of video transmission is roughly equivalent to one year worth of e-mail traffic generated by the average user. The increasing deployment of high quality video services such as HDTV will have an even greater impact. Transmission speed of about 2 Mbps is required to deliver Standard Definition TV while 9 Mbps is required for High Definition TV. In order to receive HDTV video-on-demand service, a single household would need bandwidth capable of receiving data at a minimum of 20 Mbps since several HDTVs are likely to be in use at the same time.

        Standard transceivers allow point-to-point communications over a single wavelength. Multiplexing technologies are used to supply multi-gigabit bandwidth using transceivers that operate at very specific wavelengths so they can be bundled into systems that supply multiple wavelengths. Systems using coarse wavelength multiplexing, or CWDM, typically use only eight wavelengths, spaced 20 nm apart, while systems using dense wavelength division multiplexing, or DWDM, use up to 64 wavelengths. While offering less capacity than DWDM systems, CWDM systems are also far less complex than DWDM systems, which must be cooled and highly controlled, further adding to their cost. We believe that new technologies such as 10GigE used in conjunction with CWDM are likely to be the preferred solution in many MAN applications with DWDM solutions deployed where network congestion is particularly severe. Transponders that utilize tunable lasers in order to minimize the amount of inventory that must be maintained by systems builders to build such networks are expected to become increasingly popular.

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

  Demand for Optical Products Used in Wireless Networks

        Wireless networks typically use fiber optic transmission to backhaul wireless traffic to the central office for switching. The deployment of next generation wireless networks, or 3G, is also expected to increase demand for connectivity using fiber optic technologies as a result of the increase in the number of subscribers served as well as new video services available to users of mobile devices that require greater bandwidth. While the use of fiber optics for backhauling mobile traffic from base stations has been a growing trend, more recently it has also been used to run traffic to the top of a cellular tower, especially for deploying 3G networks where the weight of the cabling becomes a key consideration.

  Network Performance Test Systems

  Industry Background

        Customers who use equipment to test the performance of packet-based networks such as Ethernet LANs and Fibre Channel SANs include original equipment manufacturers, or OEMs, who conduct extensive testing in the development of their products to ensure system performance and reliability, and operators of data centers who require their networks to be tested on an ongoing basis to ensure maximum uptime and to optimize performance in order to minimize the investment in expensive upgrades. Manufacturers of equipment for both LANs and SANs typically focus on the design and development of their own products and turn to specialized independent suppliers for state-of-the-art test equipment in order to accelerate the time required to develop new products. This test equipment consists of protocol analyzers, traffic generators, bit-error rate testers and load testers, for Ethernet as well as a wide array of storage-related protocols including Fibre Channel, iSCSI, SAS/SATA, PCI-Express, and the emerging Fiber Channel Over Ethernet protocol, or FCoE. Industry analyst Dell O'ro estimates that Fibre Channel-based equipment currently represents approximately 60% of the total sales of these products while iSCSI-based equipment represents approximately 30%. Most Fibre Channel-based equipment being sold today is designed to operate at 4 Gbps transmission rates, but new products operating at 8 Gbps are becoming available. Testing solutions for the SAS/SATA protocol used in the disk drive industry are also beginning to migrate from 3 Gbps to 6 Gbps.

  Addressable Markets

        According to industry analyst Frost and Sullivan, the worldwide market for SAN/Storage testing and analysis products is forecasted to be $94.8 million in 2008. Our future revenue potential for testing products will ultimately depend on the growth, or lack thereof, in our underlying markets, the extent to which we are able to offer new products, particularly for new protocols which will expand our addressable market, new products which will operate at higher data transmission speeds, our market share and average selling prices.

  Demand for High-Speed Data Communication Test Systems

        The market for testing equipment for LANS and SANs used by developers and manufacturers is expected to increase due to higher transmission speeds offset in part by a decrease in the demand for lower speed legacy products.

        The market for testing Gigabit Ethernet LANs is well established. As higher speed transmission protocols such as 10, 40 and 100 Gbps versions of Ethernet are introduced, system testing becomes more difficult, requiring increasingly sophisticated and specialized test systems capable of capturing data at high speeds, filtering the data and identifying various types of intermittent errors and other network problems. We believe that these higher speeds will continue to drive new product designs by OEMs as well as the need to test that equipment and will be an important driver of demand for high performance, easy-to-use test systems for LANs. While we currently offer products for testing Gigabit Ethernet LANs to distributors, sales of these products currently represent a relatively small percentage of our total revenue as we focus our resources primarily on the SAN testing market.

        Market research firm IDC recently reported that the worldwide revenue for external storage systems remains dominated by Fibre Channel systems which command a 70% market share. iSCSI systems represent less than 10% of the total market. The market for Fibre Channel-based test solutions required by OEMs to develop their storage networking solutions began to migrate from 4 Gbps solutions to 8 Gbps solutions in 2007. However, with the availability of lower cost 10 Gbps transceivers, we believe testing solutions based on iSCSI, NAS as well the emerging FCoE protocol will become increasingly important in the future. Major inroads have been made by these protocols into the SAN market. Certain disk drive manufacturers have announced they will not offer an 8 Gbps Fibre Channel drive in the future but will offer 6 Gbps SAS or SATA solutions. While Fibre Channel will continue to remain the most robust solution for large SANs, we believe that the demand for testing other storage protocols including iSCSI, SAS/SATA and FCoE may increase at the expense of Fibre Channel in the future. We currently offer a range of products for all of these markets although, in light of our historical strength in the Fibre Channel industry, we may encounter a more competitive marketplace for these products in the future.

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

        During the late 1990's through 2000, demand for storage and networking equipment and the optical components and subsystems that connect them was driven by new applications for the internet economy, and the storage and networking capacity that was built was far in excess of end user demand. With the resulting inventory correction in 2001, we identified several important trends that we believed would have a significant influence on how the optical subsystems and components industry would evolve in the future. Among these trends were:

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

        To address these trends, we made a number of important strategic decisions in order to develop a vertically integrated business model to achieve lower costs of production and to broaden our product portfolio to enhance our competitive position. Among these decisions were the following:

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

  •
  Fiscal 2001-2005:    We invested in critical technologies, including an internal integrated circuit design capability, and a broader product portfolio;

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

        As a result of these actions, we have developed a vertically integrated business model that operates best when our factory and laser production facilities are highly utilized. In order to maintain our position as a leading supplier of fiber optic subsystems and components and network performance test systems, we are continuing to pursue the following business strategies:

          Continue to Invest in or Acquire Critical Technologies.    Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and components and network performance test systems. We have developed and acquired critical skills that we believe are essential to maintain a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. As a result of these technological capabilities, we have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications including the first transceiver incorporating digital diagnostics (1995), the first CWDM GBIC transceiver (2001), the first DWDM GBIC transceiver (2002) and the first 4 Gbps transceiver to ship in volume (2004). We have also been a pioneer in the use of the XFP small form factor for 10GigE applications, having shipped the first product based on this protocol in 2002, the first 40 km and 80 km versions in 2004 and a DWDM version in 2005. In the field of network performance testing, we introduced the first Fibre Channel analyzer (1997), the first IP storage (iSCSI) protocol analyzer (2001), the first blade-based analysis system for multi-protocol SANs (2003), the first 4 Gbps and 10 Gbps Fibre Channel analyzers (2004), and the first 8 Gbps Fibre Channel analyzer (2007). In the process of investing in or acquiring critical technologies, we have obtained 785 issued U.S. patents with another 647 patent applications pending in addition to numerous foreign patents and patent applications. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products, especially those capable of higher speed transmission of data, with greater capacity, over longer distances.

          Expand Our Broad Product Line of Optical Subsystems.    We offer a broad line of optical subsystems which support a wide range of speeds, fiber types, voltages, wavelengths and distances and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, 10GigE and SONET and to plug directly into standard port configurations used in our customers' products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the ongoing expansion of our product line to add key products to meet our customers' needs, particularly for 10 Gigabit Ethernet and SONET applications. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

          Expand Our Broad Product Line of Network Performance Test Systems.    We offer a broad line of systems to assist our OEM customers in efficiently designing and testing their storage networking systems. We believe our test systems enable original equipment manufacturers to focus their attention on the development of new products, reduce overall development costs and accelerate time to market.

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

Products

        In accordance with the guidelines established by the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), we have determined that we operate in two segments: optical subsystems and components; and network performance test systems. We provide a broad line of complementary products within each of these segments.

  Optical Subsystems and Components

        Our optical subsystems are integrated into our customers' systems and used for both short- and intermediate-distance fiber optic communications applications.

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

        For SAN applications which rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 8 Gbps. We currently provide optical subsystems for data networking applications based on the Ethernet standard for transmitting signals at 1 to 10 Gbps using the SFP, SFP+ and XFP form factor and, beginning in fiscal 2008, became qualified for shipping products for short-distance 10 Gbps Ethernet solutions using the more popular X2 form factor and the XAUI electrical interface. For SONET/SDH-based MANs, we supply optical subsystems which are capable of transmitting at 2.5, 10 and 40 Gbps. We also offer products that operate at less than 1 Gbps for these SONET/SDH networks.

        We offer a full line of optical subsystems for MANs using WDM technologies. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems. We offer DWDM-based transceivers in the SFP and XFP form factor and, with the acquisition of Kodeos and AZNA, now offer a tunable 300 pin 10 Gbps transponder as well as other subassemblies for DWDM solutions.

        As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including VCSELs, FP lasers, DFB lasers, PIN detectors, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers and linear semiconductor optical amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell VCSELs and limited quantities of other components in the so-called "merchant market" to other subsystems manufacturers.

        Of the estimated $2.1 billion market for transceivers and transponders in calendar 2007, our sales of transceiver and transponder products for LAN, SAN and MAN applications totaled approximately $360 million, excluding sales of optical components. Of this amount, approximately $183 million was from sales of products for LAN and SAN applications, $87 million was from sales of products for longer distance Ethernet and Fibre Channel applications and $90 million was from sales of SONET/SDH transceivers and transponders. Sales of transceivers and transponders operating at 10 to 40 Gbps totaled approximately $80 million in calendar 2007.

        We do not currently offer products for all segments of the transceiver and transponder market. For example, we do not offer any products used in building fiber-to-the-home/curb networks or for parallel optics applications such as backplanes for switches and routers. The total market for these products was approximately $375 million in 2007. We also do not offer a number of products for the faster growing 10 to 40 Gbps market applications such as 300-pin transponders for 10 Gbps applications, which represented approximately $350 million of the $2.1 billion market for transceivers and transponders in 2007, and we did not offer a number of products for 10 Gbps Ethernet applications which use the

XAUI electrical interface until the end of fiscal 2007. We are either in qualification or are developing products for all of these markets.

  Network Performance Test Systems

        Our testing and analysis solutions allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data and identify various types of intermittent errors and other network problems for SANs, LANs, wireless networks, voice-over-internet protocol applications and newly emerging technologies including 10GigE, iSCSI, FCIP, SAS/SATA and FCoE. Our network performance test products are sold primarily to system manufacturers who use such equipment in the development of new products for SANs. We believe we have a significant share of this market.

        Our products for testing solutions include our Xgig product platform for Fibre Channel, SAS/SATA and Ethernet SANs (10GbE, iSCSI and FCIP) and other specialized equipment for testing SANs and LANs at high speeds or for network functionality and reliability.

        The Xgig is the industry's first "blade based" approach to testing SAN/Storage equipment and allows multiple protocols to be tested within the same hardware platform. Separate blades exist for the following capabilities:

  •
  traffic analysis (analyzers) at 1, 2, 4, 6, 8 and 10 Gbps that capture data traffic into a large memory buffer so that the data can be analyzed by developers to detect problems on a Fibre Channel, SAS/SATA or Ethernet network;

  •
  jammers that inject errors into data networks to simulate how the network responds and recovers from such problems;

  •
  bit-error rate testers, or BERTs, that debug and test switches and disk array products; and

  •
  hardware (THG) and software (Surveyor) for monitoring Gigabit Ethernet networks.

        We also offer other specialized test equipment including generators for generating Fibre Channel traffic to stress SAN networks which are typically used in conjunction with an analyzer.

        Because of our early work in developing the Fibre Channel standard in 1995, we have generally invested more heavily in equipment used in the development of SANs. Our revenues totaled $37 million in calendar 2007, but we do not yet have products which address all aspects of these markets. We introduced a traffic generator/load tester for Fibre Channel applications and a protocol analyzer and traffic generator for SAS/SATA applications during fiscal 2008. Our ability to penetrate the 6 Gbps SAS/SATA market will be tied to the finalization of specifications for that protocol which are not expected until the latter part of 2008.

        Most of these network performance testing products require a sales channel that addresses a relatively small number of systems manufacturers. We developed a product for monitoring end user SANs called NetWisdom which required a sales channel which could access the end-user data center customers. Revenue from the sale of this product in fiscal 2008 totaled approximately $3.5 million. In June 2008, we transferred certain assets, know-how and employees related to the NetWisdom product line to a new company in which we will retain a minority ownership position.

Customers

        To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers. Sales to these customers accounted for 91% of our total revenues in fiscal 2008 and 2007, and 89% in fiscal 2006, with the remainder of revenues in each year representing sales of network performance test systems. Sales of products for

LAN and SAN applications represented 50%, 60% and 61% of our total optical subsystems revenues in fiscal 2008, 2007 and 2006, respectively. Our network performance test systems are sold primarily to original equipment manufacturers for testing and validating equipment designs. Most of our network performance test revenues in 2008 were derived from sales of test equipment to manufacturers of SAN networking equipment. Sales to our top three customers represented approximately 33% of our total revenues in fiscal 2008, 33% in fiscal 2007 and 34% in fiscal 2006. Sales to Cisco Systems accounted for 21%, 21% and 22% of our total revenues in fiscal 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of our total revenues in any of these years.

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

          Optical Subassembly and Mechanical Design.    We established ourselves as a low-cost design leader beginning with our initial Gbps optical subsystems in 1992. From that base we have developed single-mode laser alignment approaches and low-cost, all-metal packaging techniques for improved EMI performance and environmental tolerance. We develop our own component and packaging designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

          Complex Logic Design.    Our network performance test systems equipment designs are based on field programmable gate arrays, or FPGAs. Our network products are being used to operate with clock frequencies of up to 212.5 megahertz, or MHz, and logic densities up to 6 million gates per chip. Our test systems use FPGAs that are programmed by the host PC and therefore can be configured differently for different tests. All of our logic design is done in the very high density logic, or VHDL, hardware description language which will enable migration to application specific integrated circuits, or ASICs, as volumes warrant. We develop VHDL code in a modular fashion for reuse in logic design which comprises a critical portion of our intellectual property. This re-usable technology base of logic design is available for use in both our test system and optical subsystem product lines and allows us to reduce the time to market for our new and enhanced products. For our optical transceivers, we have developed controller integrated circuits containing up to 100,000 gates based on the use of VHDL and mixed signal designs.

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

          Optoelectronic Device Design and Wafer Fabrication.    The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell's VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our short distance transceivers for LAN and SAN applications. These applications represented 54% of our optical subsystem revenues in fiscal 2008. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP lasers used in our longer distance transceivers. During fiscal 2007, we also began fabricating DFB lasers at this facility, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. These longer distance transceiver products comprised approximately 46% of our optical subsystem revenues in fiscal 2008.

Competition

        Several of our competitors in the optical subsystems and components market have recently been acquired or announced plans to be acquired. These announcements reflect an ongoing realignment of industry capacity with market demand in order to restore the financial health of the optics industry. Despite this trend, the market for optical subsystems and components for use in LANs, SANs and MANs as well as the market for network performance test systems remains highly competitive. We believe the principal competitive factors in these markets are:

  •
  product performance, features, functionality and reliability;

  •
  price/performance characteristics;

  •
  timeliness of new product introductions;

  •
  breadth of product line;

  •
  adoption of emerging industry standards;

  •
  service and support;

  •
  size and scope of distribution network;

  •
  brand name;

  •
  access to customers; and

  •
  size of installed customer base.

        Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies), JDS Uniphase and Intel. Our principal competitors for optical transceivers sold for MAN and telecom applications based on the SONET/SDH protocols include Opnext, Sumitomo, and Optium, with whom we've entered into a merger agreement. Our principal competitors for network performance test systems include Agilent Technologies and LeCroy.

        We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our low-cost manufacturing facility in Ipoh, Malaysia. We believe that the recent introduction of a number of products for 10GigE applications has strengthened our position in the optical subsystem market. We believe that our Xgig product line for testing multiple network protocols within the same hardware platform has strengthened our competitive position within the network performance test systems market.

Sales, Marketing and Technical Support

        For sales of our optical subsystems and components, we utilize a direct sales force augmented by one world-wide distributor, three domestic distributors, 17 domestic manufacturers' representatives and three international manufacturers' representatives. For sales of our network performance test systems, we utilize a direct sales force augmented by 10 domestic manufacturers' representatives and 21 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers' representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

        Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and network performance test systems and our brand name. Key components of our marketing efforts include:

  •
  continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and SAS/SATA technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts;

  •
  leveraging major trade show events and LAN, SAN, and MAN conferences to promote our broad product lines; and

  •
  promoting our network performance test systems products in industry publications and other electronic media.

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

Manufacturing

        We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility in May 2001 has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications in Shanghai, China. We continue to conduct a portion of our new product introduction activities at our Sunnyvale facility where we also conduct supply chain management for certain components, quality assurance and documentation control operations. We conduct wafer fabrication operations for the manufacture of VCSELs used in LAN and SAN applications at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California.

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

        We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the demand for such components in relation to each supplier's manufacturing capacity, internal manufacturing capacity, contract terms and demand for a component at a given time.

Research and Development

        In fiscal 2008, 2007 and 2006, our research and development expenses were $76.5 million, $64.6 million and $54.1 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other markets, including the automotive and consumer electronics industries. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

        Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Notably, patents issuing to Finisar in 2005 and 2006 were rated by IEEE Spectrum as number 1 and 6, respectively, in the Telecom Equipment sector for patent power. We currently own 785 issued U.S. patents and 647 patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents (see "Item 3. Legal Proceedings"), and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

        As of April 30, 2008, we employed approximately 4,476 full-time employees, 701 of whom were located in the United States and 3,775 of whom were located at our production facilities in Ipoh, Malaysia, Shanghai, China and our Singapore facility where we conduct research and development activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that there is a positive employee relations environment within the company.

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

  We have incurred significant net losses, our future revenues are inherently unpredictable, our operating results are likely to fluctuate from period to period, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

        We incurred net losses of $76.4 million, $45.4 million and $33.0 million in our fiscal years ended April 30, 2008, 2007 and 2006, respectively. Our operating results for future periods are subject to numerous uncertainties, and we cannot assure you that we will be able to achieve or sustain profitability on a consistent basis.

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

  We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes

        We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% convertible senior subordinated notes due 2010 totaling $100 million, our 2 1/2% convertible subordinated notes due 2010 totaling $50 million, and our 5 1/4% convertible subordinated notes due 2008 totaling $92 million. In addition, the $100 million in principal amount of our 2 1/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. We may not be able to cover our anticipated debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes when due.

  If we are unsuccessful in pending litigation, our payment obligations under our outstanding convertible subordinated notes could be accelerated

        The trustee for all of our outstanding convertible subordinated notes has notified us that, in the opinion of the Trustee, we were in default under the indentures governing the respective series of notes as a result of our failure to timely file periodic reports with the SEC. Although neither the trustee nor the holders of any of the notes have declared the unpaid principal, and accrued interest, on any of the notes to be due and payable, the trustee has stated in its notices that it reserves the right to exercise all available remedies, which, if we are in fact in default, would include acceleration of the notes. We do not believe that we were in default under the terms of the indentures on the basis that the plain language of each indenture requires only that we file with the trustee reports that have actually been filed with the SEC and that, since the reports in question had not yet been filed with the SEC at the time of the trustee's notices, we were under no obligation to file them with the trustee. In anticipation of the assertion by the trustee or the noteholders that "Events of Default" had occurred, and a potential attempt to accelerate payment on one or more series of the notes, we instituted litigation seeking a judicial declaration that we are not in default under the indentures. We have since filed all of our previously-delayed periodic reports with the SEC and the trustee. Nevertheless, this litigation remains pending, and should we be unsuccessful in this litigation, the trustee or the noteholders could attempt to accelerate payment on one or more series of the notes. As of April 30, 2008, there was $242.0 million in aggregate principal amount of notes outstanding and an aggregate of approximately $341,000 in accrued interest.

  We may not be able to obtain additional capital in the future, and failure to do so may harm our business

        We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, unless our payment obligations under our outstanding convertible subordinated notes are accelerated. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding convertible subordinated notes. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations.

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

  We are dependent on widespread market acceptance of two product families, and our revenues will decline if the market does not continue to accept either of these product families

        We currently derive substantially all of our revenue from sales of our optical subsystems and components and network test systems. We expect that revenue from these products will continue to account for substantially all of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept either our optical subsystems and components or our network performance test systems, our revenues will decline significantly. Factors that may affect the market acceptance of our products include the continued growth of the markets for LANs, SANs and MANs and, in particular, Gigabit Ethernet and Fibre Channel-based technologies, as well as the performance, price and total cost of ownership of our products and the availability, functionality and price of competing products and technologies.

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

  We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business

        A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 42% of our revenues in fiscal 2008. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future.

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

  Our market is subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance

        The markets for our products are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards with respect to the protocols used in data communications networks. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, we expect that our ability to achieve sustained revenue growth in the markets for LAN, MAN and telecom applications will depend to a large extent on our ability to successfully develop and introduce new 10 Gbps transceiver and transponder solutions. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

  Continued competition in our markets may lead to a reduction in our prices, revenues and market share

        The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components and network performance test systems for use in LANs, SANs and MANs are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, JDS Uniphase, Intel, Opnext, Sumitomo, Optium, with whom we've entered into a merger agreement, and a number of smaller vendors. For network performance test systems, we compete primarily with Agilent Technologies and LeCroy. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

  Shifts in our product mix may result in declines in gross margins

        Our gross profit margins vary among our product families, and are generally higher on our network performance test systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN or SAN applications. Our gross margins are generally lower for newly introduced products and improve as unit volumes increase. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

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

        We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. Prices for our products are currently denominated in U.S. dollars for sales to our customers throughout the world. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected.

        Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringit and the Chinese yuan. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

        Several of our past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 12 of our 16 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. On May 15, 2008, we entered into an agreement to merge with Optium Corporation, subject to stockholder approval and the satisfaction of other conditions. The issuance of stock in this or any future transaction would dilute our stockholders' percentage ownership.

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

        Specific risks associated with the pending Optium merger will be described in the joint proxy statement/ prospectus to be delivered to our stockholders in connection with the proposed approval of the merger.

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

  We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results

        Through fiscal 2008, we made minority equity investments in early-stage technology companies, totaling approximately $55 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $11.3 million in such investments remaining on our balance sheet as of April 30, 2008 in future periods.

  We face risks of regulatory actions and inquiries into our historical stock option grant practices and related accounting, which could require significant management time and attention, and that could have a material adverse effect on our business, results of operations and financial condition

        As a result of our investigation into our historical stock option grant practices and the restatement of our prior financial statements, we may be subject to greater risks associated with litigation, regulatory proceedings and government inquiries and enforcement actions, as described in "Item 3. Legal Proceedings." We have voluntarily informed the SEC of the results of this investigation, and have cooperated with inquiries from the SEC. We are unable to predict what consequences, if any, that any inquiry by any regulatory agency may have on us. Any civil or criminal action commenced against us by a regulatory agency could result in administrative orders against us, the imposition of significant penalties and/or fines against us, and/or the imposition of civil or criminal sanctions against certain of our officers, directors and/or employees. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions, and could divert management's attention from other business concerns and harm our business.

  We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against Finisar. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. We and the individual defendants intend to file motions to dismiss the amended complaint. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, us. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve these and any additional lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

  We are subject to other pending legal proceedings

        A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, certain of our current and former officers, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under our insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. While the court was considering final approval of the settlement, the Second Circuit Court of Appeals vacated the class certification of plaintiffs' claims against the underwriters in six cases designated as focus or test cases. All proceedings in all of the lawsuits have been stayed. After several months of considering the impact of the Court of Appeals ruling, the parties have officially withdrawn the settlement. There is no assurance that the settlement will be amended or renegotiated and then approved. If the settlement is not amended or renegotiated and subsequently approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

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

  The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders

        We currently have outstanding 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million, 5 1/4% convertible subordinated notes due 2008 in the principal amount of $92 million, and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The 5 1/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The $50 million in principal amount of our 2 1/2% notes become convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $100 million in principal amount of our 2 1/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. An aggregate of approximately 42,000,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would significantly dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law which limit the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation's outstanding voting securities, or certain affiliated persons.

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

        We lease approximately 152,000 square feet of general office and manufacturing space in Shanghai, China to house the operations of our subsidiary, Transwave Fiber (Shanghai), Inc. This lease expires in November 2022 but is subject to termination by us with 60 days written notice. We also lease approximately 57,000 square feet of space that formerly housed these operations under a lease that expires in August 2008.

        We lease a 160,000 square foot facility in Allen, Texas, where we conduct the principal manufacturing operations for our AOC Division under a lease that expires in February 2020. A portion of this facility consisting of approximately 35,000 square feet is currently subleased.

        We lease approximately 16,000 square feet of general office space in Austin, Texas, to house the operations of our Medusa Technologies Division. This lease expires in July 2013.

        We lease approximately 13,600 square feet of general office space in Singapore under leases that expire in June 2010. We conduct research and development and logistics operations at this facility.

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

Item 3.    Legal Proceedings

Matters Related to Historical Stock Option Grant Practices

        On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing our quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the "October 10-Q"), January 28, 2007 (the "January 10-Q") and July 29, 2007 (the "July 10-Q") and our annual report on Form 10-K for the fiscal year ended April 30, 2007 (the "2007 10-K"), "), resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, we filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.

  Nasdaq Determination of Non-compliance

        On December 13, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that we were not in compliance with Marketplace Rule 4310(c)(14) because we did not timely file the October 10-Q and, therefore, that our common stock was subject to delisting from the Nasdaq Global Select Market. We received similar Staff Determination Notices with respect to our failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, we requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee's investigation. The hearing was held on February 15, 2007. We thereafter supplemented our previous submission to Nasdaq to include the subsequent periodic reports in our request for additional time to make required filings. On April 4, 2007, the Panel granted us additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. We appealed the Panel's decision to the Nasdaq Listing and Hearing Review Counsel (the "Listing Council"), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel's April 4, 2007 decision and stayed that decision pending review of our appeal. On October 5, 2007, the Listing Council granted us an exception until December 4, 2007 to file our delinquent periodic reports and restatement. On December 5, 2007, we received a letter from the Listing Council confirming that the filing of our previously delayed periodic reports had demonstrated our compliance with Nasdaq's filing requirements under its Marketplace Rules and that our common stock will continue to be listed on the Nasdaq Global Select Market.

  Securities and Exchange Commission Inquiry

        In November 2006, we informed the staff of the SEC of the voluntary investigation that had been undertaken by the Audit Committee of our Board of Directors. We were subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding our historical stock option grant practices. We are cooperating with the SEC's review.

  Stock Option Derivative Litigation

        Following our announcement on November 30, 2006 that the Audit Committee of the Board of Directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of our current or former officers and directors caused us to grant stock options at less than fair market value, contrary to our public statements (including its financial statements), and that, as a result, those officers and directors are liable to us. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against us. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. We and the individual defendants intend to file motions to dismiss the amended complaint.

  Trust Indenture Litigation

        On January 4, 2007, we received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the "Trustee") for our 2 1/2% Convertible Senior Subordinated Notes due 2010, our 2 1/2% Convertible Subordinated Notes due 2010 and our 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the "Notes"). The notices asserted that our failure to timely file the October 10-Q with the SEC constituted a default under each of the three indentures between us and the Trustee governing the respective series of Notes (the "Indentures"). The notices each indicated that, if we did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        In anticipation of the expiration of the 60-day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an "Event of Default" had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, we filed a lawsuit in the Superior Court for the State of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that we were not in default under the three Indentures.

        On March 16, 2007, we received three additional notices from the Trustee asserting that "Events of Default" under the Indentures had occurred and were continuing based on its failure to cure the alleged default within the 60-day cure period.

        On April 23, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that our failure to timely file the January 10-Q with the SEC constituted a default under each of the Indentures. The notices each indicated that, if we did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        On June 21, 2007, we filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting "Events of Default" received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to our delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee removed this action to the United States District Court for the Northern District of California.

        On July 16, 2007, we received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that its failure to timely file the 2007 10-K with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if we did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        On December 4, 2007, we filed with the SEC, and provided to the Trustee, the October and January 10-Qs, as well as the 2007 10-K.

        We do not believe that any default under the terms of the Indentures ever occurred. We contend that the plain language of each Indenture requires only that we file with the Trustee reports that have actually been filed with the SEC, which we have done.

        To date, neither the Trustee nor the holders of at least 25% in aggregate principal amount of one or more series of the Notes have declared all unpaid principal, and any accrued interest, on the Notes to be due and payable, although the Trustee stated in the notices that it reserved the right to exercise all available remedies. In addition to contending that no such declaration could properly have been made because we were not in default under the Indentures, we also contend that the plain language of the Indentures would not permit such a declaration now to be made, based on delays in filing the October and January 10-Qs or the 2007 10-K, because all those reports have now been filed.

        On January 2, 2008, we received an additional notice from the Trustee alleging that we had defaulted under the Indentures by failing to reimburse the Trustee for attorney and other fees and expenses it has incurred in the dispute. To forestall any efforts by the Trustee to declare an acceleration based on this alleged default, we have paid approximately $318,000 in fees and expenses as demanded by the Trustee, under protest and subject to reservation of rights to seek recovery of all amounts paid.

        The Trustee has filed an answer to our complaint in the second declaratory relief action and also filed a counterclaim seeking unspecified damages allegedly suffered by the holders of the Notes, as well as additional attorneys fees of approximately $270,000. We have filed a motion to dismiss the Trustee's counterclaims, and both parties have filed motions for summary judgment. These motions are scheduled to be heard on July 11, 2008.

        As of April 30, 2008, there was $242.0 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $341,000 in accrued interest.

Patent Litigation

  DirecTV Litigation

        On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, "DirecTV"). The lawsuit involves our U.S. Patent No. 5,404,505 (the "'505 patent"), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent had been willfully infringed and awarded us damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV's willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury's verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded us costs of $147,282 associated with the litigation. The Court declined to award us our attorney's fees. The Court denied our motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to us at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in our favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV's post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed to us under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV's motion and payments under the compulsory license were thereafter made into an escrow account pending the outcome of the appeal. As of March 31, 2008, DirecTV had deposited approximately $37 million into escrow.

        DirecTV appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. We cross-appealed raising issues related to the denial of our motion for a permanent injunction, the trial court's refusal to enhance future damages for willfulness and the trial court's determination that some of the asserted patent claims are invalid. The appeals were consolidated.

        On April 18, 2008, the appeals court issued its decision affirming in part, reversing in part, and remanding the case for further proceedings before the trial court in Texas. Specifically, the appeals court ruled that the lower court's interpretation of some of the patent claim terms was too broad and issued its own, narrower interpretation of those terms. The appeals court also determined that one of the seven patent claims (claim 16) found infringed by the jury was invalid, that DirecTV's infringement of the '505 patent was not willful, and that the trial court did not err in its determination that various claims of the '505 patent were invalid for indefiniteness. As a result, the judgment, including the compulsory license, was vacated and the case was remanded to the trial court to reconsider infringement and validity of the remaining patent claims and releasing to DirecTV the escrow funds it had deposited.

        On May 2, 2008, we filed a petition for rehearing requesting the appeals court to reconsider its decision invalidating claim 16, to reconsider its decision affirming the trial court's determination of indefiniteness, and to clarify its instructions concerning the scope of further proceeding before the trial court. On May 29, 2008, the appeals court denied our petition.

        On June 5, 2008, the appeals court restored jurisdiction of the case with the trial court in Texas. Thereafter, the trial court issued an order releasing to DirecTV the funds it had deposited into escrow. A status conference is scheduled for September 26, 2008, at which time we anticipate that the court will set a schedule for further proceedings.

  Comcast Litigation

        On July 7, 2006, Comcast Cable Communications Corporation, LLC ("Comcast") filed a complaint against us in the United States District Court for the Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that our '505 patent is not infringed and is invalid. The '505 patent is the same patent alleged by us in its lawsuit against DirecTV. Our motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, we filed an answer and counterclaim alleging that Comcast infringes the '505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery has closed. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit's decision in the DirecTV appeal, but ordered briefing on the issues that were not implicated by the pending appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues. These motions sought summary judgment of invalidity and non-infringement of the patent as well as a limitation on damages until after the commencement of the lawsuit on July 7, 2006. Oral argument on these issues took place on January 10, 2008. Determination of the validity and infringement issues was deferred until the issuance of the Federal Circuit decision in the DirecTV appeal. Summary judgment on the issue of laches was granted, limiting damages to the period after November 22, 2006, the date we filed our cross-complaint. Post-complaint alleged damages are still very substantial.

        At a status conference held on April 24, 2008, the Court accepted our proposal to narrow the issues for trial and proceed only with our principal claim, subject to our providing a covenant not to sue Comcast on the other previously asserted claims. The Court also set the schedule for renewed summary judgment motions in lieu of Comcast's still pending motion for summary judgment of invalidity and non-infringement. Comcast filed its summary judgment motion on May 22, 2008. A hearing on the motion is scheduled for July 3, 2008. The court set the case for trial beginning on October 20, 2008.

  EchoStar Litigation

        On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively "EchoStar") filed an action against us in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of our '505 patent. The '505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, we filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied our motion on September 25, 2007. We filed our answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties' stipulation to stay the case pending issuance of the Federal Circuit's mandate in the DirecTV case.

  XM/Sirius Litigation

        On April 27, 2007, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, "XM"), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, "Sirius"). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe our '505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys' fees. The defendants filed an answer denying infringement of the '505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the '505 patent described below. Judge Clark denied defendants' motion for a stay. The claim construction hearing was held on February 5, 2008, and the trial was set for September 15, 2008. Judge Clark delayed entering a claims construction order, in anticipation of an opinion from the Federal Circuit in the DirecTV appeal. The Federal Circuit entered its decision in the DirecTV appeal on April 18, 2008. At around the same time, the United States Patent and Trademark Office ("PTO") issued its initial office action in the re-examination proceeding of the '505 patent rejecting a number of claims in light of prior art. Subsequently, we moved without opposition to stay the case pending further action in the DirecTV case on remand and re-examination. The Court granted the motion and stayed the case until further order.

  Requests for Re-Examination of the '505 Patent

        Three requests for re-examination of our '505 patent have been filed with the PTO. The '505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO granted the requests, and the three proceedings have been combined into a single re-examination. On February 18, 2008, the PTO issued the first substantive office action rejecting 17 of the 48 claims of the reexamined patent. We filed a response to the office action on May 5, 2008. During the re-examination, some or all of the claims in the '505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on our position in the related '505 lawsuits. Resolution of the re-examination of the '505 Patent is likely to take more than four months.

Securities Class Action

        A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, we would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that we could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs' claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs' petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. After several months of considering the impact of the Court of Appeals ruling, the parties have now officially withdrawn the prior settlement. Since then, the plaintiffs filed amended complaints in certain focus or test cases in an attempt to comply with the decision of the Second Circuit Court of Appeals. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss these amended complaints on substantially the same grounds as set forth in its prior opinion. Because of the inherent uncertainty of litigation, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

  Section 16(b) Lawsuit

        A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of Finisar common stock, against two investment banking firms that served as underwriters for the initial public offering of our common stock in November 1999. None of our officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and our principal shareholders constituted a "group" that owned in excess of 10% of our outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the "short swing" prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of our common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). We, as the statutory beneficiary of any potential Section 16(b) recovery, are named as a nominal defendant in the complaint. This case is one of 55 lawsuits containing similar allegations relating to initial public offerings of technology company issuers. The Court has set July 25, 2008 as the deadline for defendants to file consolidated motions to dismiss all 55 cases, and October 23, 2008 as the deadline to complete briefing thereon. The real defendants have indicated that they will be seeking dismissal, and we are evaluating whether to join in a motion to dismiss, which nominal defendants in certain other cases have indicated they will file. The litigation is in the preliminary stage, and we cannot predict its outcome.

Item 4.    Submission of Matters to A Vote of Security Holders

        At the annual meeting of our stockholders held on March 19, 2008, the following matters were considered and voted upon:

          (a)   David C. Fries, Frank H. Levinson and Robert N. Stephens were elected as Class II directors to serve on our board of directors for a three-year term expiring at the 2010 annual meeting of stockholders and until their respective successors are duly elected and qualified. The number of shares voted and withheld for such nominees were as follows:

Name	For	Withheld
David C. Fries	242,449,979	38,863,653
Frank H. Levinson	277,731,344	3,582,288
Robert N. Stephens	242,465,701	38,847,931

        In addition to Messrs. Fries, Levinson and Stephens, as of the date of the meeting the following directors each had a term of office that continued after the meeting: Roger C. Ferguson, Larry D. Mitchell, Jerry S. Rawls and Dominique Trempont.

          (b)   A proposal to extend the time within which our board of directors is authorized to effect a reverse stock split of our common stock, at a ratio of not less than one-for-two and not more than one-for-eight, with the exact ratio to be determined by the board of directors in its discretion, to any time prior to the 2009 annual meeting of stockholders, was approved by a vote of 160,068,324 shares for, 120,322,376 shares against, and 922,932 shares abstaining.

          (c)   The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ended April 30, 2008 was approved and ratified by a vote of 277,740,219 shares for, 3,087,113 shares against, and 486,300 shares abstaining.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol "FNSR." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2008 Quarter Ended:
April 30, 2008	$1.93	$1.13
January 27, 2008	$2.45	$1.35
October 28, 2007	$4.05	$2.24
July 29, 2007	$4.10	$3.39
Fiscal 2007 Quarter Ended:
April 30, 2007	$3.86	$3.04
January 28, 2007	$4.02	$3.01
October 29, 2006	$4.13	$2.68
July 30, 2006	$5.32	$2.61

        The closing price of our common stock as reported on the Nasdaq National Market on May 30, 2008 was $1.84. The approximate number of stockholders of record on May 30, 2008 was 398. We estimate that there are approximately 43,000 beneficial owners of our common stock.

        We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.    Selected Financial Data

        You should read the following selected financial data in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2008, 2007 and 2006 and the balance sheet data as of April 30, 2008 and 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2005 and 2004 and the balance sheet data as of April 30, 2006, 2005 and 2004 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues
Optical subsystems and components	$401,625	$381,263	$325,956	$241,582	$160,025
Network performance test systems	38,555	37,285	38,337	39,241	25,593

Total revenues	440,180	418,548	364,293	280,823	185,618
Cost of revenues	292,161	270,272	250,186	206,836	147,102
Amortization of acquired developed technology	6,501	6,002	17,671	22,268	19,239
Impairment of acquired developed technolpgy	—	—	853	3,656	—

Gross profit	141,518	142,274	95,583	48,063	19,277

Operating expenses:
Research and development	76,544	64,559	54,412	64,232	70,101
Sales and marketing	40,006	36,122	33,144	30,456	21,193
General and administrative	40,259	35,641	30,864	23,684	17,328
Amortization of (benefit from) deferred stock compensation	—	—	—	162	(105)
Acquired in-process research and development	—	5,770	—	1,558	6,180
Amortization of purchased intangibles	1,748	1,814	1,747	1,104	572
Impairment of tangible assets	—	—	—	18,798	—
Impairment of goodwill and intangible assets	45,433	—	—	—	—
Restructuring costs	—	—	3,064	287	382
Other acquisition costs	—	—	—	—	222

Total operating expenses	203,990	143,906	123,231	140,281	115,873
Loss from operations	(62,472)	(1,632)	(27,648)	(92,218)	(96,596)

Interest income	5,805	6,204	3,482	2,396	3,171
Interest expense	(17,236)	(16,044)	(15,842)	(14,468)	(28,872)
Loss on convertible debt exchange	—	(31,606)	—	—	—
Other income (expense), net	(298)	(724)	9,346	(12,582)	(4,347)

Loss before income taxes and cumulative
effect of an accounting change	(74,201)	(43,802)	(30,662)	(116,872)	(126,644)
Provision for income taxes	2,233	2,810	2,367	856	334

Loss before cumulative effect of change in accounting principle	(76,434)	(46,612)	(33,029)	(117,728)	(126,978)
Cumulative effect of change in accounting principle, net of taxes	—	1,213	—	—	—

Net loss	$(76,434)	$(45,399)	$(33,029)	$(117,728)	$(126,978)

Net loss per share—basic and diluted:
Before cumulative effect of change in accounting principle	$(0.25)	$(0.15)	$(0.11)	$(0.51)	$(0.59)
Cumulative effect of change in accounting principle	$—	$0.00	$—	$—	$—

Net loss per share—basic and diluted:	$(0.25)	$(0.15)	$(0.11)	$(0.51)	$(0.59)

Shares used in computing net loss per share—basic and diluted	308,680	307,814	290,518	232,210	216,117

	As of April 30,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$119,255	$132,472	$118,786	$102,362	$143,398
Working capital	66,932	118,383	157,712	91,464	173,054
Total assets	493,487	548,190	508,529	489,363	497,485
Long-term liabilities	177,814	220,198	263,447	265,274	233,732
Total stockholders' equity	121,967	185,671	176,129	144,271	203,007

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

  •
  Forward-looking statements.    This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

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

  •
  Results of Operations.    This section provides analysis of the Company's results of operations for the three fiscal years ended April 30, 2008. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

  •
  Financial Condition and Liquidity.    This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

Forward Looking Statements

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under "Item 1A. Risk Factors." The following discussion should be read together with our consolidated financial statements and related notes thereto included elsewhere in this document.

Business Overview

        We are a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. Our manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for our optical subsystem products, as well as key components used in those products. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, IBM and Qlogic.

        We also provide network performance test systems primarily to original equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.

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

        We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, which is generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, we allocate revenue to the separate elements based upon each element's fair value as determined by the list price for such element.

        We sell our products through our direct sales force, with the support of our manufacturers' representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale for our optical subsystems may span a year or more, while the sales cycle for our network performance test systems is usually considerably shorter.

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

        Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. We have been manufacturing our optical subsystem products at our subsidiary in Ipoh, Malaysia, since fiscal 2002. We manufacture VCSELs used in our LAN/SAN products at our facility in Allen, Texas. We manufacture long wavelength FP and certain DFB lasers used in our MAN and telecom products at our facility in Fremont, CA. We manufacture certain passive components used in our MAN and telecom products at our facility in Shanghai, China. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California. As a result of building a vertically integrated business model, our manufacturing cost structure has become more fixed. While this can be beneficial during periods when demand is strong, it can be more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs there can be no assurance that we will be able to reduce our cost of revenues enough to achieve or sustain profitability.

        Our gross profit margins vary among our product families, and are generally higher on our network test systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN and SAN applications. Our overall gross margins have fluctuated from period to period as a result of overall revenue levels, shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.

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

        A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002, goodwill and purchased intangibles were amortized over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but subject to annual impairment testing. The cost of definite lived intangibles are amortized on a straight-line basis over their estimated economic life. Costs of such intangibles includes external costs to apply for and maintain our internally developed patents.

        Impairment charges consist of write downs of the carrying value of certain intangible assets and goodwill arising from various business combinations to their fair value.

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

Recent Acquisitions

  Acquisition of InterSAN, Inc.

        On May 12, 2005, we completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California. Under the terms of the acquisition agreement, InterSAN merged with a wholly-owned subsidiary of Finisar and the holders of InterSAN's securities received 7,132,229 shares of Finisar common stock having a value of approximately $8.8 million at the time of the acquisition. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the first quarter of fiscal 2006.

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

  Acquisition of AZNA LLC

        On March 26, 2007, we completed the acquisition of AZNA LLC, a privately-held company located in Wilmington, Massachusetts for a purchase price of $19.7 million, consisting of convertible promissory notes in the aggregate principal amount of $17.0 million and cash of $2.7 million. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2007.

  Acquisition of Kodeos Communications, Inc.

        On April 11, 2007, we completed the acquisition of Kodeos Communications, Inc., a privately-held company located in South Plainfield, New Jersey for $7.4 million in cash, with additional consideration of up to $3.5 million in cash payable to holders of certain equity interests contingent on technical and financial performance. During fiscal 2008 none of the technical or financial performance milestones had been achieved and no additional consideration was paid. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in our consolidated financial statements beginning in the fourth quarter of fiscal 2007.

Critical Accounting Policies

        The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 1 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2008 compared to prior years.

  Stock-Based Compensation Expense

        We account for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123R") which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. We use the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

        Stock-based compensation expense recognized in our consolidated statements of operations for the fiscal years ended April 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

  Revenue Recognition, Warranty and Sales Returns

        Our revenue recognition policy follows SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Specifically, we recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. For units of accounting which include more than one deliverable, we generally recognize all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

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

  Investment in Equity Securities

        For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2008, the carrying value of these investments totaled $13.3 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

  Restructuring Accrual

        During the second quarter of fiscal 2006, we consolidated our Sunnyvale facilities into one building and permanently exited a portion of our Scotts Valley facility. As a result of these activities, we recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to our optical subsystems and components segment and $1.2 million related to our network performance test systems segment.

        The facilities consolidation charges were calculated using estimates that were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. As of April 30, 2008, $680,000 of committed facilities payments remains accrued and is expected to be fully utilized by fiscal 2011.

  Goodwill, Intangibles and Other Long-Lived Assets

        Our long-lived assets include significant investments in goodwill and other intangible assets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives. In addition to acquired intangible assets with finite lives, we capitalize external costs, principally legal fees, that we incur to apply for and maintain our internally developed patents. We amortize these costs on a straight-line basis over their expected economic life, generally 10 years.

        SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We operate two reporting units, optical subsystems and components and network performance test systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. In which we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

        As of the first day of the fourth quarters of fiscal 2006 and 2007, we performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.

        We performed our annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of our 2008 fiscal year and concluded that the carrying value of our network performance test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition of our NetWisdom product line, which had been planned at the beginning of the fourth quarter. Accordingly, in late June 2008, we performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to our network performance test systems reporting unit was zero. As a result, we recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. We will complete our determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which could result in a revision of the estimated charge.

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

        During the second quarter of fiscal 2006, we determined that there had been an impairment in the net carrying value of intangible assets associated with certain products acquired in the acquisition of Genoa Corporation in April 2003 and in the acquisition of Transwave Fiber Inc. in May 2001, and we recorded an impairment charge of $853,000 related to these assets.

        During the fourth quarter of fiscal 2008, we determined that there had been an impairment in the net carrying cost of certain intangible assets associated with our internally developed patent portfolio, and, as a result, we recorded an impairment charge of $5.3 million related to those assets.

        At April 30, 2008, our investment in goodwill and intangible assets was $88.2 million and $29.0 million, respectively.

  Accounting for Income Taxes

        We account for income taxes in accordance with SFAS No. 109 (SFAS 109), Accounting for Income Taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

        We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Also, our current effective tax rate assumes that United States income taxes are not provided for the undistributed earnings of non-United States subsidiaries. We intend to indefinitely reinvest the earnings of all foreign corporate subsidiaries accumulated in fiscal 2008 and subsequent years.

        Effective May 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. See Note 18—"Income Taxes" in the consolidated financial statements for additional information.

Results of Operations

        The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2008	2007	2006
Revenues
Optical subsystems and components	91.2%	91.1%	89.5%
Network performance test systems	8.8	8.9	10.5

Total revenues	100.0	100.0	100.0
Cost of revenues	66.4	64.6	68.7
Amortization of acquired developed technology	1.5	1.4	4.9
Impairment of acquired developed technology	—	—	0.2

Gross profit	32.1	34.0	26.2

Operating expenses:
Research and development	17.4	15.4	14.9
Sales and marketing	9.1	8.6	9.1
General and administrative	9.1	8.5	8.5
Acquired in-process research and development	—	1.4	—
Amortization of purchased intangibles	0.4	0.4	0.5
Impairment of goodwill and intangible assets	10.3	—	—
Restructuring costs	—	—	0.8

Total operating expenses	46.3	34.3	33.8
Loss from operations	(14.2)	(0.4)	(7.6)

Interest income	1.3	1.5	0.9
Interest expense	(3.9)	(3.8)	(4.3)
Loss on convertible debt exchange	—	(7.6)	—
Other income (expense), net	(0.1)	(0.2)	2.6

Loss before income taxes and cumulative effect of change in accounting principle	(16.9)	(10.5)	(8.4)
Provision for income taxes	0.5	0.6	0.7

Loss before cumulative effect of change in accounting principle	(17.4)	(11.1)	(9.1)
Cumulative effect of accounting change in accounting principle, net of taxes	—	(0.3)	—

Net loss	(17.4)%	(10.8)%	(9.1)%

Comparison of Fiscal Years Ended April 30, 2008 and 2007

        Revenues.    Revenues increased $21.6 million, or 5.2%, to $440.2 million in fiscal 2008 compared to $418.5 million in fiscal 2007. Sales of optical subsystems and components and network test systems represented 91.2% and 8.8%, respectively, of total revenues in fiscal 2008, compared to 91.1% and 8.9%, respectively, in fiscal 2007.

        Optical subsystems and components revenues increased $20.4 million, or 5.3%, to $401.6 million in fiscal 2008 compared to $381.3 million in fiscal 2007. Sales of products for short distance LAN/SAN applications decreased $9.3 million, or 4.1%, and sales of products for MAN and telecom applications increased $29.7 million, or 19.3%. The decrease in revenues from the sale of products for short distance LAN/SAN applications was primarily due to a decrease in sales of components used in these applications. The increase in revenues from the sales of MAN and telecom products was primarily the result of increased sales of 10 Gbps products to existing customers.

        Network performance test systems revenues increased $1.3 million, or 3.4%, to $38.6 million in fiscal 2008 compared to $37.3 million in fiscal 2007. The increase in revenues was primarily due to the introduction during fiscal 2008 of several new products for 8 Gbps Fibre Channel applications as OEM system manufacturers began to design their product offerings for these higher speed applications and the introduction of products for 3-6 Gbps SAS/SATA applicatons.

        Amortization of Acquired Developed Technology.    Amortization of acquired developed technology, a component of cost of revenues, increased $499,000, or 8.3%, in fiscal 2008 to $6.5 million compared to $6.0 million in fiscal 2007. The increase reflects the amortization of additional assets as a result of the acquisitions of AZNA and Kodeos which were completed in the fourth quarter of fiscal 2007, partially offset by the roll-off during fiscal 2008 of certain fully amortized assets associated with the Honeywell and Infineon acquisitions.

        Gross Profit.    Gross profit decreased $756,000, or 0.5%, to $141.5 million in fiscal 2008 compared to $142.3 million in fiscal 2007. Gross profit as a percentage of total revenue was 32.2% in fiscal 2008 compared to 34.0% in fiscal 2007. We recorded a write down of $14.1 million for obsolete and excess inventory in fiscal 2008 and $12.1 million in fiscal 2007. We sold inventory that was written down in previous periods resulting in a benefit of $6.0 million in fiscal 2008 and $4.1 million in fiscal 2007. As a result, we recognized a net non-cash write down of $8.1 million in fiscal 2008 compared to $8.0 million in fiscal 2007. Manufacturing overhead includes non-cash stock-based compensation expense of $3.1 million in fiscal 2008 and $3.5 million in fiscal 2007. Also included in manufacturing expense in fiscal 2008 was a charge of $1.1 million related to personal income taxes that we assumed related to the results of the investigation of our historical stock option granting practices. Excluding the amortization and impairment of acquired developed technology, the net impact of excess and obsolete inventory write downs, stock-based compensation expense, and the assumed personal income taxes, gross profit would have been $160.3 million, or 36.4% of revenue, in fiscal 2008, compared to $159.8 million, or 38.2% of revenue, in fiscal 2007. The decrease in adjusted gross profit margin was primarily due to declines in sales prices for our LAN/SAN products as a result of competitive pricing pressures.

        Research and Development Expenses.    Research and development expenses increased $12.0 million, or 18.6%, to $76.5 million in fiscal 2008 compared to $64.6 million in fiscal 2007. The increase was primarily due to the acquisitions of AZNA and Kodeos which contributed an additional $7.2 million in spending in fiscal 2008, of which, $1.2 million was related to AZNA purchase-related retention payments. Also included in research and development expenses in fiscal 2008 were charges of $1.6 million related to personal income taxes of certain employees that we assumed related to the results of the investigation of our historical stock option granting practices. Research and development expenses include non-cash stock-based compensation expense of $4.4 million in fiscal 2008 and $4.0 million in fiscal 2007. The remaining increase of $2.8 million in research and development expense was primarily due to personnel costs related to spending for the development of new higher data rate transceiver products. Research and development expenses as a percent of revenues increased to 17.4% in fiscal 2008 compared to 15.4% in fiscal 2007. Excluding the assumed personal income taxes of certain employees and the AZNA purchase-related retention payments, fiscal 2008 research and development expenses would have been 16.7% of revenue.

        Sales and Marketing Expenses.    Sales and marketing expenses increased $3.9 million, or 10.8%, to $40.0 million in fiscal 2008 compared to $36.1 million in fiscal 2007. The increase in sales and marketing expenses was primarily due to personnel related costs added in anticipation of revenue growth in the last half of the fiscal year. Included in sales and marketing expenses in fiscal 2008 were charges of $742,000 related to personal income taxes of certain employees that we assumed related to the results of the investigation of our historical stock option granting practices and $213,000 related to retention payments as a result of the AZNA purchase. Sales and marketing expenses include non-cash stock-based compensation expense of $2.0 million in fiscal 2008 and $1.9 million in fiscal 2007. Sales and marketing expenses as a percent of revenues increased to 9.1% in fiscal 2008 compared to 8.6% in fiscal 2007. Excluding the assumed personal income taxes and the AZNA purchase-related retention payments, fiscal 2008 sales and marketing expenses would have been 8.9% of revenue.

        General and Administrative Expenses.    General and administrative expenses increased $4.6 million, or 13.0%, to $40.3 million in fiscal 2008 compared to $35.6 million in fiscal 2007. The increase was primarily due to a $2.4 million increase in professional services expense related to the investigation of our historical stock option granting practices, charges of $835,000 related to the assumption of personal income taxes, also a result of the investigation, and $274,000 related to AZNA purchase-related retention payments. Total professional services expense related to the investigation of our historical stock option granting practices was $7.9 million in fiscal 2008 compared to $5.5 million in fiscal 2007. General and administrative expenses include non-cash stock-based compensation expense of $2.0 million in fiscal 2008 compared to $2.4 million in fiscal 2007. General and administrative expenses as a percent of revenues increased to 9.1% in fiscal 2008 compared to 8.5% in fiscal 2007. Excluding the charges associated with the investigation, general and administrative expenses would have been $31.5 million or 7.2% of revenue in fiscal 2008 compared to $30.1 million, or 7.2% of revenue in fiscal 2007.

        Acquired In-process Research and Development.    We recorded no in-process research and development, or IPR&D, expenses in fiscal 2008, compared to $5.8 million in fiscal 2007. The fiscal 2007 IPR&D charges were related to the fourth quarter acquisitions of AZNA and Kodeos.

        Amortization of Purchased Intangibles.    Amortization of purchased intangibles decreased $66,000, or 3.6%, to $1.7 million in fiscal 2008 compared to $1.8 million in fiscal 2007. The decrease was due to the roll-off of certain fully amortized assets during fiscal 2008 associated with the acquisition of assets from Intersan in the amount of $990,000, offset by the additional amortization related to our fiscal 2007 acquisitions of AZNA and Kodeos of $924,000.

        Impairment of Goodwill and Intangible Assets.    Based on certain indicators of impairment, in the fourth quarter of 2008 we reviewed the net carrying value of our internally developed patent costs for impairment and determined that certain patents were impaired and had a fair value of zero. As a result, we recorded an impairment charge of $5.3 million in the fourth quarter of fiscal 2008. Additionally, based on our annual goodwill impairment analysis, we determined that the goodwill related to our network performance test systems reporting unit was impaired and had an estimated implied fair value of zero. As a result, we recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008.

        Interest Income.    Interest income decreased $399,000, or 6.4%, to $5.8 million in fiscal 2008 compared to $6.2 million in fiscal 2007. The decrease was primarily the result of decreasing investment balances and lower interest rates during fiscal 2008.

        Interest Expense.    Interest expense increased $1.2 million, or 7.4%, to $17.2 million in fiscal 2008 compared to $16.0 million in fiscal 2007. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. Interest expense related to these notes was approximately $14.4 million and $13.8 million in fiscal 2008 and 2007, respectively, of which, $4.9 million and $4.8 million respectively, represented the amortization of the beneficial conversion feature of these notes. The remaining interest expense in fiscal 2008 and 2007 consisted primarily of interest on a convertible note issued in connection with the AZNA acquisition, interest on a bank note, and imputed interest of a financing liability associated with the sale/leaseback of a building.

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

        Other Income (Expense), Net.    Other income (expense), net, consisted of a net expense of $298,000 in fiscal 2008 compared to $724,000 in fiscal 2007. Other expense primarily consists of non-cash amortization of subordinated loan costs which was $1.3 million in fiscal 2008 and $1.2 million in fiscal 2007. Also included in fiscal 2008 was a net gain of $960,000 which was primarily related to a non-cash gain associated with marking to fair value the liability for certain stock option modifications and gains on the disposal of abandoned equipment, offset by a loss on the sale of shares and the issuance of a call option on the remaining shares held in a minority investment. Also included in fiscal 2007 was a net gain of $507,000 which was primarily related to gains on the disposal of abandoned equipment.

        Provision for Income Taxes.    We recorded an income tax provision of $2.2 million for fiscal 2008 compared to $2.8 million for fiscal 2007. The income tax provision in fiscal 2008 and 2007 is primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. The decrease of $577,000 was primarily due to the tax effect of the write-off of goodwill in our network performance systems reporting unit. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset potential income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in either fiscal 2008 or 2007. There can be no assurance that deferred tax assets subject to the valuation allowance will ever be realized.

        Cumulative effect of adoption of SFAS 123R.    Upon the adoption of Statement of Financial Accounting Standards, or SFAS, 123R on May 1, 2006, we recorded in fiscal 2007 an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.

Comparison of Fiscal Years Ended April 30, 2007 and 2006

        Revenues.    Revenues increased $54.3 million, or 14.9%, to $418.5 million in fiscal 2007 compared to $364.3 million in fiscal 2006. Sales of optical subsystems and components and network test systems represented 91.1% and 8.9%, respectively, of total revenues in fiscal 2007, compared to 89.5% and 10.5%, respectively, in fiscal 2006.

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

        Network test systems revenues decreased $1.1 million, or 2.7%, to $37.3 million in fiscal 2007 compared to $38.3 million in fiscal 2006. The decrease in revenues was primarily due to a decrease in demand resulting from a product lifecycle transition as OEM system manufacturers complete their transition from 4Ghz to 6-8Ghz models.

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

        Acquired In-process Research and Development.    In-process research and development, or IPR&D, expenses were $5.8 million in fiscal 2007, compared to $0 in fiscal 2006. The fiscal 2007 IPR&D charges were related to the fourth quarter acquisitions of AZNA and Kodeos.

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

        Interest Expense.    Interest expense increased $202,000, or 1.3%, to $16.0 million in fiscal 2007 compared to $15.8 million in fiscal 2006. Interest expense is primarily related to our convertible subordinated notes due in 2008 and 2010. Interest expense related to these notes was $13.8 million and $13.5 million in fiscal 2007 and 2006, respectively, of which, $4.8 million and $4.5 million respectively, represented the amortization of the beneficial conversion feature of these notes. In fiscal 2007, $84,000 of interest expense was related to convertible promissory notes issued in connection with our acquisition of AZNA and the financing liability recorded as a result of the sale-leaseback of one of our corporate facilities. In fiscal 2006, $2.3 million of interest expense was related to convertible promissory notes issued in connection with our acquisitions of Data Transit and I-TECH, a minority investment in Cyoptics, Inc. and a financing liability recorded as a result of the sale-leaseback of one of our corporate facilities. The principal and interest balances associated with the Data Transit, I-TECH and Cyoptics notes were converted into shares of our common stock in fiscal 2006.

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

        Cumulative effect of adoption of SFAS 123R.    Upon the adoption of SFAS 123R on May 1, 2006, we recorded an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.

Liquidity and Capital Resources

        At April 30, 2008, cash, cash equivalents and "available-for-sale" investments totaled $119.3 million compared to $132.5 million at April 30, 2007. Restricted securities, used to secure future interest payments on our convertible debt, were $0 at April 30, 2008 compared to $625,000 at April 30, 2007. At April 30, 2008, total short and long term debt was $257.6 million, compared to $267.6 million at April 30, 2007. The decrease in debt during fiscal 2008 was primarily due to the repurchase on the open market of $8.2 million of our 5 1/4% convertible notes.

        Net cash provided by operating activities totaled $39.3 million in fiscal 2008, compared to cash provided of $34.7 million in fiscal 2007, and cash used of $2.9 million in fiscal 2006. Cash provided by operating activities in fiscal 2008 was primarily a result of adjustments to operating losses to reflect non-cash related items. Working capital uses of cash in fiscal 2008 included cash inflows of $23.2 million offset by outflows of $6.9 million. Cash inflows were primarily due to a $1.4 million increase in accounts payable, an $8.9 million decrease in account receivable, a $7.3 million increase in other accrued liabilities and a $3.8 million increase in accrued compensation. The increase in accounts payable was primarily due to the timing of payments. The decrease in accounts receivable was primarily due to the sale of receivables, partially offset by an increase in revenues. The increase in inventories was due to increases in revenues and unit volume. The increase in other assets was primarily due to an increase in other accounts receivable. The increase in accrued compensation was primarily due to employee stock purchase plan withholding and higher payroll related accruals. The increase in deferred income taxes was primarily due to the book and tax differences associated with the amortization of goodwill related to certain asset acquisitions. Cash outflows were primarily due to an $1.2 million increase in inventories and a $5.5 million increase in other assets, primarily related to an increase in receivables from subcontractors due to an increased volume of business with them.

        Net cash provided by investing activities totaled $259,000 in fiscal 2008, compared to cash used in investing activities of $43.7 million in fiscal 2007 and cash provided by investing activities of $8.4 million in fiscal 2006. Cash provided by investing activities in fiscal 2008 primarily consisted of proceeds from net sales of short-term investments of $30.8 million, proceeds from the sale of equity investment of $1.6 million, proceeds from the sale of property and equipment of $643,000 and maturity of restricted securities of $625,000. The use of cash in investing activities in fiscal 2008 was primarily related to purchases of equipment of $27.2 million to support increased production volumes, legal and other fees of $4.7 million related to internally developed patents and a $2.0 million equity investment in a private company that will be accounted for under the cost method. Cash provided by investing activities in fiscal 2007 primarily consisted of maturity of restricted securities of $5.0 million and proceeds from the sale of property and equipment of $1.7 million. The use of cash in investing activities in fiscal 2007 was primarily related to our acquisitions of AZNA and Kodeos, purchases of equipment to support increased production volumes, legal and other fees of $5.6 million related to internally developed patents and net purchases of short-term investments of $11.7 million. Cash provided by investing activities in fiscal 2006 primarily consisted of proceeds of $11.0 million received from the sale of a minority investment and net sales of short-term investments of $17.4 million. The use of cash in investing activities in fiscal 2006 was primarily due to purchases of equipment and facility improvements in Malaysia to support increased production volumes, legal and other fees of $4.5 million related to internally developed patents, the acquisition of InterSAN, Inc. and the acquisition of certain assets of Big Bear Networks.

        Net cash used by financing activities was $16.3 million in fiscal 2008, compared to net cash provided by financing activities of $1.8 million in fiscal 2007 and $22.7 million in fiscal 2006. Cash used by financing activities in fiscal 2008 primarily consisted of repurchases of $8.2 million in principal amount of our outstanding 5 1/4% convertible notes due in October 2008, repayment of $6.0 million of convertible notes issued in conjunction with the AZNA acquisition and repayments of $2.0 million under an equipment loan, partially offset by proceeds from the exercise of employee stock options. Cash provided by financing activities in fiscal 2007 primarily consisted of proceeds of $4.1 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan offset by repayments of an equipment loan. Cash provided by financing activities in fiscal 2006 primarily consisted of $9.9 million in proceeds from the equipment loan and proceeds of $14.0 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan.

        At April 30, 2008, we had contractual obligations of $324.0 million as shown in the following table (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short-term debt	$2,012	$2,012	$—	$—	$—
Long-term debt	3,626	—	3,626	—	—
Convertible debt	253,943	103,943	150,000	—	—
Interest on debt	12,649	6,835	5,814	—	—
Lease commitment under sale-leaseback agreement	42,378	3,166	6,547	6,845	25,820
Operating leases	6,175	2,668	3,119	345	43
Purchase obligations	3,206	3,206	—	—	—

Total contractual obligations	$323,989	$121,830	$169,106	$7,190	$25,863

        Short-term debt consists of $2.0 million representing the current portion of a note payable to a financial institution.

        Long-term debt consists of the long-term portion of a note payable to a financial institution in the principal amount of $3.6 million.

        Convertible debt consists of two series of convertible subordinated notes in the aggregate principal amount of $92.0 million due October 15, 2008 and $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $100.0 million due October 15, 2010. The two series of convertible subordinated notes are convertible by the holders of the notes at any time prior to maturity into shares of our common stock at specified conversion prices. The two series of notes are redeemable by us at any time. The convertible senior subordinated notes are convertible at the option of the holders, at any time on or prior to maturity, into shares of our common stock at a rate equal to approximately 305 shares of common stock per $1,000 principal of the notes, subject to adjustment in certain circumstances. However, the convertible senior subordinated notes contain provisions known as net share settlement which require that, upon conversion of the notes, we will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of our common stock. Annual interest payments on the convertible subordinated notes are approximately $8.8 million.

        Convertible notes also include a convertible promissory note with a remaining aggregate principal amount of approximately $11.9 million that was issued as a result of the AZNA acquisition. A cash payment totaling approximately $6.2 million was made to reduce the balance due under this note on

May 22, 2008. The final payment under this note is due in September 2008 and is payable, at our option, in cash or shares of our common stock.

        Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.

        The lease commitment under sale-leaseback agreement includes the principal amount of $11.6 million related to the sale-leaseback of our corporate office building, which we entered into in the fourth quarter of fiscal 2005.

        Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

        Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities. Our repurchase obligations of $3.2 million has been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2008.

        On March 14, 2008, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available through March 13, 2009. Under the terms of the amended agreement, Silicon Valley Bank is providing a $10.5 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. Outstanding letters of credit secured by this agreement at April 30, 2008 totaled $9.4 million.

        On March 14, 2008, we also entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank is providing a $50 million revolving line of credit that will be available to us through March 13, 2009. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank's prime rate or the LIBOR rate plus 2.5%. The agreement is subject to certain financial covenants that may restrict our ability to borrow under this line of credit. At April 30, 2008, there was no outstanding balance under the line of credit.

        In addition to the credit arrangements described above, we have received a commitment from a Malaysian bank to lend our Malaysian subsidiary up to $15 million and to provide up to $1.6 million in other credit facilities. The loan, which is subject to the completion and execution of formal documentation, would bear interest at the rate of 4.9% per annum, would be payable in 20 quarterly installments, and would be secured by the building which houses our Malaysian operations as well as by our corporate guaranty. We expect documentation of this arrangement to be completed in late June or early July 2008.

        We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations and borrowings available under our bank credit facilities, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months, unless our payment obligations under our outstanding convertible subordinated notes are accelerated. See "Item 3. Legal Proceedings—Matters Related to Historical Stock Option Grant Practices—Trust Indenture Litigation." We may, however, require additional financing to fund our operations in the future, including the repayment of our outstanding convertible subordinated notes. The volatility in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

        At April 30, 2008 and April 30, 2007, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Pending Adoption of New Accounting Standards

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in our first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in fiscal 2010. We are currently assessing the impact of this standard on our future consolidated results of operations and financial condition.

        In December 2007, the FASB issued FAS No. 141R, Business Combinations ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until May 1, 2009. We expect FAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are currently assessing the impact of this standard on our future consolidated results of operations and financial condition.

        In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3").

EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We adopted EITF 07-3 effective May 1, 2008 and do not expect any material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may irrevocably elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. Management has elected to not adopt the optional treatment afforded by SFAS No. 159 and therefore the adoption of FAS No. 159 is not expected to have a significant impact on our consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, ("FSP FAS 157-2"). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted the effective portion of FAS 157 on May 1, 2008 and do not expect any material impact on our consolidated results of operations and financial condition. We are currently assessing the impact of applying FAS 157 to our non-financial assets and liabilities on our future consolidated results of operations and financial condition.

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

        We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method. We recorded losses of $0 in fiscal 2008, $237,000 in fiscal 2007, and $2.1 million in fiscal 2006, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were no impairment losses on these assets during fiscal 2008, 2007 or 2006. If our investment in a privately-held company becomes marketable equity securities upon the company's completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

        The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2008 (in thousands):

	Fiscal Years Ended April 30,
	2009	2010	2011 and Thereafter	Total Cost	Fair Market Value
Assets
Available-for-sale debt securities	$61,763	$8,514	$662	$70,939	$71,064
Average interest rate	3.17%	4.44%	5.16%
Liabilities
Long-term debt:
Fixed rate	$92,026	$—	$—	$92,026	$88,443
Average interest rate	5.25%
Fixed rate	$—	$—	$50,000	$50,000	$38,128
Average interest rate			2.50%
Fixed rate	$—	$—	$100,000	$100,000	$74,157
Average interest rate			2.50%

        The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2007 (in thousands):

	Fiscal Years Ended April 30,
	2008	2009	2010 and Thereafter	Total Cost	Fair Market Value
Assets
Available-for-sale debt securities	$68,078	$8,182	$2,510	$78,770	$78,670
Average interest rate	3.09%	4.36%	5.20%
Restricted securities	$625	$—	$—	$625	$625
Average interest rate	0.00%
Liabilities
Long-term debt:
Fixed rate	$—	$100,250	$—	$100,250	$99,248
Average interest rate		5.25%
Fixed rate	$—	$—	$50,000	$50,000	$61,970
Average interest rate			2.50%
Fixed rate	$—	$—	$100,000	$100,000	$123,941
Average interest rate			2.50%

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

        We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, on May 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 and on May 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payments, using the modified-prospective transition method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation's internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California June 30, 2008

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2008	April 30, 2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$79,442	$56,106
Short-term available-for-sale investments	30,577	56,511
Restricted investments, short-term	—	625
Accounts receivable, net of allowance for doubtful accounts of $635 and $1,607 at April 30, 2008 and April 30, 2007	48,005	55,969
Accounts receivable, other	12,408	9,270
Inventories	82,554	77,670
Prepaid expenses	7,652	4,553

Total current assets	260,638	260,704
Long-term available-for-sale investments	9,236	19,855
Property, plant and improvements, net	89,847	84,071
Purchased technology, net	11,850	18,351
Other intangible assets, net	17,183	20,807
Goodwill	88,242	128,949
Minority investments	13,250	11,250
Other assets	3,241	4,203

Total assets	$493,487	$548,190

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,040	$41,705
Accrued compensation	14,397	10,550
Other accrued liabilities	23,397	12,590
Deferred revenue	5,312	5,473
Current portion of other long-term liabilities	2,436	2,255
Convertible notes, net of beneficial conversion feature of of $2,026 and $0 at April 30, 2008 and April 30, 2007	101,918	66,950
Non-cancelable purchase obligations	3,206	2,798

Total current liabilities	193,706	142,321
Long-term liabilities:
Convertible notes, net of beneficial conversion feature of of $0 and $7,184 at April 30, 2008 and April 30, 2007	150,000	193,066
Other long-term liabilities	18,911	21,042
Deferred income taxes	8,903	6,090

Total long-term liabilities	177,814	220,198
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2008 and 2007	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 308,839,226 shares issued and outstanding at April 30, 2008 and 308,632,973 shares issued and outstanding at April 30, 2007	309	309
Additional paid-in capital	1,540,241	1,529,322
Accumulated other comprehensive income	12,973	11,162
Accumulated deficit	(1,431,556)	(1,355,122)

Total stockholders' equity	121,967	185,671

Total liabilities and stockholders' equity	$493,487	$548,190

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2008	2007	2006
	(In thousands, except per share data)
Revenues
Optical subsystems and components	$401,625	$381,263	$325,956
Network performance test systems	38,555	37,285	38,337

Total revenues	440,180	418,548	364,293
Cost of revenues	292,161	270,272	250,186
Amortization of acquired developed technology	6,501	6,002	17,671
Impairment of acquired developed technology	—	—	853

Gross profit	141,518	142,274	95,583

Operating expenses:
Research and development	76,544	64,559	54,412
Sales and marketing	40,006	36,122	33,144
General and administrative	40,259	35,641	30,864
Acquired in-process research and development	—	5,770	—
Amortization of purchased intangibles	1,748	1,814	1,747
Impairment of goodwill and intangible assets	45,433	—	—
Restructuring costs	—	—	3,064

Total operating expenses	203,990	143,906	123,231
Loss from operations	(62,472)	(1,632)	(27,648)

Interest income	5,805	6,204	3,482
Interest expense	(17,236)	(16,044)	(15,842)
Loss on convertible debt exchange	—	(31,606)	—
Other income (expense), net	(298)	(724)	9,346

Loss before income taxes and cumulative effect of change in accounting principle	(74,201)	(43,802)	(30,662)
Provision for income taxes	2,233	2,810	2,367

Loss before cumulative effect of change in accounting principle	(76,434)	(46,612)	(33,029)
Cumulative effect of change in accounting principle, net of taxes	—	(1,213)	—

Net loss	$(76,434)	$(45,399)	$(33,029)

Net loss per share—basic and diluted
Before cumulative effect of change in accounting principle	$(0.25)	$(0.15)	$(0.11)
Cumulative effect of change in accounting principle	$—	$(0.00)	$—

Net loss per share—basic and diluted	$(0.25)	$(0.15)	$(0.11)

Shares used in computing net loss per share—basic and diluted	308,680	307,814	290,518

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Stock Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at April 30, 2005	258,931,278	$259	$1,425,133	$(4,808)	$381	$(1,276,694)	$144,271
Stock-based compensation expense			6,111	1,192			7,303
Issuance of common stock on conversion of convertible notes	28,785,022	29	33,476	—	—	—	33,505
Issuance of common stock related to acquisition of InterSan	7,132,229	7	8,809	—	—	—	8,816
Exercise of warrants and stock options, net of repurchase of unvested shares	9,434,333	10	12,849	—	—	—	12,859
Issuance of common stock through employee stock purchase plan	1,229,249	1	1,086	—	—	—	1,087
Unrealized loss on available-for-sale investments	—	—	—	—	(80)	—	(80)
Foreign currency translation adjustment	—	—	—	—	1,397	—	1,397
Net loss	—	—	—	—	—	(33,029)	(33,029)

Comprehensive loss							(31,712)

Balance at April 30, 2006	305,512,111	$306	$1,487,464	$(3,616)	$1,698	$(1,309,723)	$176,129

Reclassification of unamortized deferred compensation			(3,616)	3,616			—
Exercise of warrants and stock options, net of repurchase of unvested shares	2,260,837	2	3,637	—	—	—	3,639
Issuance of common stock through employee stock purchase plan	860,025	1	1,680	—	—	—	1,681
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	11,637	—	—	—	11,637
Beneficial conversion on issuance of debt	—	—	29,733	—	—	—	29,733
Cumulative effect of change in accounting principle	—	—	(1,213)	—	—	—	(1,213)
Unrealized gain on available-for-sale investments	—	—	—	—	5,645	—	5,645
Foreign currency translation adjustment	—	—	—	—	3,819	—	3,819
Net loss	—	—	—	—	—	(45,399)	(45,399)

Comprehensive loss							(35,935)

Balance at April 30, 2007	308,632,973	$309	$1,529,322	$—	$11,162	$(1,355,122)	$185,671

Exercise of warrants and stock options, net of repurchase of unvested shares	206,253	—	179	—	—	—	179
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	10,740	—	—	—	10,740
Unrealized loss on available-for-sale investments	—	—	—	—	(4,165)	—	(4,165)
Foreign currency translation adjustment	—	—	—	—	5,976	—	5,976
Net loss	—	—	—	—	—	(76,434)	(76,434)

Comprehensive loss							(74,623)

Balance at April 30, 2008	308,839,226	$309	$1,540,241	$—	$12,973	$(1,431,556)	$121,967

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2008	2007	2006
	(In thousands)
Operating activities
Net loss	$(76,434)	$(45,399)	$(33,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,728	26,893	33,467
Stock-based compensation expense	11,564	11,822	6,819
Acquired in-process research and development	—	5,770	—
Amortization of beneficial conversion feature of convertible notes	4,943	4,791	4,527
Amortization of purchased technology and finite lived intangibles	1,749	1,814	1,747
Impairment of goodwill and intangible assets	45,433	—	853
Amortization of acquired developed technology	6,501	6,002	17,672
Amortization of discount on restricted securities	(11)	(92)	(160)
Loss (gain) on sales of equipment	(516)	1,214	(153)
Gain on sale of minority investment	—	(1,198)	(10,967)
Loss on extinguishment of debt	238	31,606	—
Share of losses of equity investee	—	237	2,118
Loss on sale of equity investment	1,150	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,891	2,449	(14,683)
Inventories	(1,159)	(17,364)	(18,651)
Other assets	(5,496)	(333)	(122)
Deferred income taxes	1,756	2,176	2,287
Accounts payable	1,432	3,227	2,933
Accrued compensation	3,847	(737)	6,230
Other accrued liabilities	7,935	407	506
Deferred revenue	(214)	1,375	1,525

Net cash provided by operating activities	39,337	34,660	2,919

Investing activities
Purchases of property, equipment and improvements	(27,198)	(22,340)	(22,887)
Purchases of short and long-term investments	(84,236)	(164,796)	(245,916)
Sale/maturity of short and long-term investments	115,051	153,141	263,344
Maturity of restricted securities	625	4,951	3,750
Acquisition of subsidiaries, net of cash assumed	521	(10,708)	(1,213)
Acquisition of product line assets	—	—	3,868
Proceeds from sale of property and equipment	643	512	914
Proceeds from sale of minority investment	—	1,198	10,967
Proceeds from sale of equity investment	1,569	—	—
Purchase of intangible assets	(4,716)	(5,649)	(4,472)
Purchases of minority investments	(2,000)	—	—

Net cash provided by (used in) investing activities	259	(43,691)	8,355

Financing activities
Repurchase of convertible notes	(8,224)	—	—
Repayment of convertible notes related to acquisition	(5,959)	—	—
Proceeds from the issuance of a note	—	—	9,897
Repayments of liability related to sale-leaseback of building	(359)	(296)	(243)
Repayments of borrowings under notes	(1,897)	(2,036)	(944)
Proceeds from exercise of stock options, warrants and stock purchase plan, net of repurchase of unvested shares	179	4,108	13,946

Net cash provided by (used in) financing activities	(16,260)	1,776	22,656

Net increase (decrease) in cash and cash equivalents	23,336	(7,255)	33,930
Cash and cash equivalents at beginning of year	56,106	63,361	29,431

Cash and cash equivalents at end of year	$79,442	$56,106	$63,361

Supplemental disclosure of cash flow information
Cash paid for interest	$9,190	$9,514	$9,449
Cash paid for taxes	$182	$659	$40
Supplemental schedule of non-cash investing and financing activities
Issuance of convertible promissory note on acquisition of subsidiary	$—	$16,950	$—

Issuance of common stock in connection with acquisitions	$—	$—	$8,816

Issuance of common stock upon conversion of promissory note	$—	$—	$33,505

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Description of Business

        Finisar Corporation (the "Company") is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. The Company's optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. The Company's line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. The Company's manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for the Company's optical subsystem products, as well as key components used in those subsystems. The Company sells its optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, IBM and Qlogic.

        The Company also provides network performance test systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.

        Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar's principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.

2. Basis of Presentation and Summary of Significant Accounting Policies

  Basis of Presentation

        These consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively "Finisar" or the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Periods

        The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period. The first three quarters of fiscal 2008 ended on July 29, 2007, October 28, 2007, and January 27, 2008. The first three quarters of fiscal 2007 ended on July 30, 2006, October 29, 2006, and January 28, 2007. The first three quarters of fiscal 2006 ended on July 31, 2005, October 30, 2005 and January 29, 2006, respectively.

  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These changes had no impact on previously reported net income or retained earnings.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

  Revenue Recognition

        The Company's revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force ("EITF") Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

        At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company's customers and distributors generally do not have return rights. However, the Company has established an allowance for estimated customer returns, based on historical experience, which is netted against revenue.

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

  Segment Reporting

        Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components and network performance test systems.

  Concentrations of Credit Risk

        Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term, long-term and restricted investments and accounts receivable. Finisar places its cash, cash equivalents and short-term, long-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management's expectations. The Company's five largest customers represented 44.0% and 33.3% of total accounts receivable at April 30, 2008 and 2007. One optical subsystems and components customer, Jabil Circuit, represented 23.0% of total accounts receivable at April 30, 2008 and 15.8% of total accounts receivable at April 30, 2007.

  Current Vulnerabilities Due to Certain Concentrations

        Finisar sells products primarily to customers located in North America. During fiscal 2008, 2007 and 2006, sales of optical subsystems and components to Cisco Systems represented 20.6%, 20.8% and 22.3%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in any of these fiscal years.

        Included in the Company's consolidated balance sheet at April 30, 2008, are the net assets of the Company's manufacturing operations, substantially all of which are located in Malaysia and which total approximately $61.2 million.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company's products. Advertising costs during fiscal 2008, 2007 and 2006 were $32,000, $75,000, and $252,000, respectively.

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

  Restricted Investments

        Restricted investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and investments held in escrow under the terms of the Company's convertible subordinated notes. In accordance with SFAS 115, the Company has classified its restricted investments as held-to-maturity. Held-to-maturity securities are stated at amortized cost.

  Other

        The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company's policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The Company's minority

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment.

  Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. As of April 30, 2008 and 2007, the fair value of the Company's convertible subordinated debt based on quoted market prices was approximately $200.7 million and $285.2 million, respectively.

  Inventories

        Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

        The Company permanently writes down the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management's best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company's products, and (3) known design changes which would reduce the Company's ability to use the inventory as planned.

  Property, Equipment and Improvements

        Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings which are depreciated over the life of the building lease. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

  Goodwill, Purchased Technology, and Other Intangible Assets

        Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to seven years. The amortization of goodwill ceased with the adoption of SFAS 142 beginning in the first quarter of fiscal 2003. Intangible assets with finite lives are amortized over their estimated useful lives. In addition to acquired intangible assets with finite lives, the Company capitalizes the external costs, principally legal fees, that it incurs to apply for and maintain its internally developed patents. The Company amortizes these costs on a straight-line basis over their expected economic life, generally 10 years.

  Accounting for the Impairment of Long-Lived Assets

        The Company periodically evaluates whether changes have occurred to long-lived assets that would require revision of the remaining estimated useful life of the property, improvements and finite-lived

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

  Stock-Based Compensation Expense

        On May 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company's Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

        Stock-based compensation expense recognized in the Company's consolidated statements of operations for the fiscal years ended April 30, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

  Net Loss Per Share

        Basic and diluted net loss per share are presented in accordance with SFAS No. 128, Earnings Per Share for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method), convertible redeemable preferred stock (on an if-converted basis) and convertible notes (on an as-if-converted basis) outstanding during the period.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of basic and diluted net loss per share because they are anti-dilutive (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Employee stock options	10,269	16,229	10,800
Conversion of convertible subordinated notes	31,657	34,520	58,647
Conversion of convertible notes	8,932	4,705	—
Warrants assumed in acquisition	21	469	471

	50,879	55,923	69,918

  Comprehensive Income

        Financial Accounting Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, ("SFAS 130") establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

        The components of comprehensive loss for the fiscal years ended April 30, 2008, 2007 and 2006 were as follows (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Net loss	$(76,434)	$(45,399)	$(33,029)
Foreign currency translation adjustment	5,976	3,819	1,397
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	(4,165)	5,645	(80)

Comprehensive loss	$(74,623)	$(35,935)	$(31,712)

        Included in the determination of net loss were losses on foreign exchange transactions of $(102,000) and $(265,000) for the fiscal years ended April 30, 2008 and 2007, respectively, and a gain of $722,000 for the fiscal year ended April 30, 2006. The gain in fiscal 2006 included the transfer of $964,000 of cumulative translation adjustment to other income (expense), net on the statement of operations related to the liquidation of the Company's German subsidiary.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,
	2008	2007
Net unrealized gains/(losses) on available-for-sale securities	$904	$5,069
Cumulative translation adjustment	12,069	6,093

Accumulated other comprehensive income	$12,973	$11,162

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

        The Company provides for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Also, the Company's current effective tax rate assumes that United States income taxes are not provided for the undistributed earnings of non-United States subsidiaries. The Company intends to indefinitely reinvest the earnings of all foreign corporate subsidiaries accumulated in fiscal year 2008 and subsequent years.

        Effective May 1, 2007, the Company adopted FIN 48. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. See Note 18—"Income Taxes."

  Pending Adoption of New Accounting Standards

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). FAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in fiscal 2010. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

        In December 2007, the FASB issued FAS No. 141R, Business Combinations ("FAS 141R"). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until May 1, 2009. The Company expects FAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

        In June 2007, the FASB ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred, capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective May 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may irrevocably elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. Management has elected to not adopt the optional treatment afforded by SFAS No. 159 and therefore the adoption of FAS No. 159 is not expected to have a significant impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Under this guidance, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"). FSP FAS 157-2 amends FAS 157 to delay the effective date of FAS 157 for non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted the effective portion of FAS 157 on May 1, 2008 and does not expect any material impact on its consolidated results of operations and financial condition. The Company is currently assessing the impact of applying FAS 157 to its non-financial assets and liabilities on its future consolidated results of operations and financial condition.

3. Business Combinations and Asset Acquisitions

  Acquisition of InterSAN, Inc.

        On May 12, 2005, the Company completed the acquisition of InterSAN, Inc., a privately-held company located in Scotts Valley, California. Under the terms of the acquisition agreement, InterSAN merged with a wholly-owned subsidiary of Finisar and the holders of InterSAN's securities received 7,132,229 shares of Finisar common stock having a value of approximately $8.8 million at the time of the acquisition. The results of operations of InterSAN (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the network performance test systems segment of Company's consolidated financial statements beginning in the first quarter of fiscal 2006.

  Acquisition of Big Bear Networks, Inc.

        On November 15, 2005, the Company completed the purchase of certain assets of Big Bear Networks, Inc. in exchange for a cash payment of $1.9 million. The acquisition expanded the Company's product offering and customer base for optical transponders and its portfolio of intellectual property used in designing and manufacturing these products as well as those to be developed in the future. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired assets (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company's consolidated financial statements beginning in the third quarter of fiscal 2006.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations and Asset Acquisitions (Continued)

  Acquisition of AZNA LLC

        On March 26, 2007, the Company completed the acquisition of AZNA LLC ("AZNA"), a privately-held company located in Wilmington, Massachusetts for $19.7 million. Under the terms of the agreement, Finisar acquired all outstanding securities of AZNA in exchange for the issuance of convertible promissory notes in the aggregate principal amount of $17.0 million and cash payments of $2.7 million. One of the notes issued, for $1.4 million, and a portion of the cash paid, $1.5 million, were placed in escrow for one year following the closing date to satisfy indemnification provisions of the purchase agreement. In addition, the Company paid additional cash consideration of $1.8 million to certain of AZNA's equity interest holders contingent upon their continued employment with the Company for a 12 -month period subsequent to the closing date. This additional consideration was recorded as compensation expense. The acquisition is expected to broaden the Company's product offering and increase its competitive advantage in cost, reach and capabilities in telecommunications applications. AZNA designs and develops photonic components and subsystems for the communications and instrumentation industries. Its proprietary technology, chirp managed lasers ("CMLs"), manage the inherent chirp associated with the direct modulation of these lasers by integrating a standard DFB laser chip with a passive optical spectrum reshaper filter to achieve longer reach and more dispersion tolerance. AZNA's products enable telecommunications equipment manufacturers to provide longer reach optical transmitter solutions at lower cost, better performance and less complexity compared to those based on external modulators. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company's consolidated financial statements beginning in the fourth quarter of fiscal 2007.

  Acquisition of Kodeos Communications, Inc.

        On April 11, 2007, the Company completed the acquisition of Kodeos Communications, Inc. ("Kodeos"), a privately-held company located in South Plainfield, New Jersey for a cash payment of $7.4 million, with additional consideration of up to $3.5 million in cash to be paid to certain Kodeos' shareholders and employees, contingent upon reaching certain technical and financial performance milestones during the period from the closing date to December 31, 2007. During fiscal 2008, none of the technical or financial performance milestones had been achieved and no additional consideration was paid. The Company expects to extend its technology's capabilities in datacom and telecommications applications with Kodeos' Maximum Likelihood Sequence Estimator ("MSLE") technology. The MLSE is used on the receiver side of the optical link and increases the distortion tolerance, transmission distance and performance of a 300-pin transponder. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company's consolidated financial statements beginning in the fourth quarter of fiscal 2007.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations and Asset Acquisitions (Continued)

  Acquisition Summary

        The following is a summary of business combinations ("BC") and asset acquisitions ("AA") made by the Company during the three-year period ended April 30, 2008. All of the business combinations were accounted for under the purchase method of accounting:

Entity Name	Type	Description of Business	Operating Segment	Acquisition Date
Fiscal 2007
AZNA LLC ("AZNA")	BC	Optical components	1	March 26, 2007
Kodeos Communications, Inc. ("Kodeos")	BC	Optical components	1	April 11, 2007
Fiscal 2006
Big Bear Networks, Inc. ("Big Bear")	AA	Optical components	1	November 15, 2005
InterSAN, Inc. ("InterSAN")	BC	Network test and monitoring products	2	May 12, 2005

(1)
Optical Subsystems and Components

(2)
Network Performance Test Systems

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

	Stock
Entity Name	Value	Number and Type of Shares(1)	Convertible Note	Cash Including Acquisition Costs	Total Consideration
	$(000)		$(000)	$(000)	$(000)
Fiscal 2007
AZNA	$—	—	$16,950	$3,006	$19,956
Kodeos	—	—	—	7,592	7,592
Fiscal 2006
InterSAN	8,816	7,132,229	—	1,212	10,028
Big Bear	—	—	—	1,918	1,918

(1)
Shares of common stock.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Combinations and Asset Acquisitions (Continued)

        The following is a summary of the initial purchase price allocation for each of the Company's business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired
Entity Name	Net Tangible Assets	Developed Technology	In-process Research & Development	Customer Base	Tradename	Goodwill	Total
Fiscal 2007
AZNA	$4,573	$7,300	$4,200	$2,856	$72	$955	$19,956
Kodeos	130	2,080	1,570	350	—	3,462	7,592
Fiscal 2006
InterSAN	(4)	429	—	1,529	—	8,074	10,028
Big Bear	1,918	—	—	—	—	—	1,918

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets Including Goodwill

        The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

	Optical Subsystems and Components	Network Performance Test Systems	Consolidated Total
Balance at April 30, 2005	$88,422	$31,268	$119,690

Addition (reduction) related to acquisition of subsidiary	(3,996)	8,838	4,842

Balance at April 30, 2006	$84,426	$40,106	$124,532

Addition related to acquisition of subsidiary	4,417	—	4,417

Balance at April 30, 2007	$88,843	$40,106	$128,949

Reduction related to acquisition of subsidiary	(601)	—	(601)
Impairment of goodwill	—	(40,106)	(40,106)

Balance at April 30, 2008	$88,242	$—	$88,242

        As of the first day of the fourth quarters of fiscal 2006 and 2007, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.

        During fiscal 2006, the Company recorded a $4.0 million reduction of goodwill in the optical subsystems and components reporting unit. The reduction was primarily due to a reassessment of the allocation of the purchase price of assets related to the acquisition of the transceiver and transponder business of Infineon Technologies AG, which was completed in the fourth quarter of fiscal 2005. The reassessment included the reduction of the purchase price by $8.0 million related to inventory Infineon repurchased from the Company, and lower than expected VAT and other transaction costs of $332,000. These reductions were offset by the reduced allocation of the purchase price to a minority investment of $4.2 million and additional payments of $184,000 associated with the Infineon acquisition. The Company recorded additional goodwill of $8.8 million in the network performance test systems reporting unit. The addition was due to $8.1 million recorded in connection with the acquisition of InterSAN, additional payments of $112,000 for the acquisition of I-TECH Corp. in fiscal 2005 and $59,000 for the acquisition of assets of Data Transit Corp in fiscal 2005, an adjustment related to I-TECH inventory of $225,000, and an adjustment to an I-TECH accrual of $367,000.

        During fiscal 2007, the Company recorded goodwill of $4.4 million in the optical subsystems and components reporting unit related to the acquisitions of AZNA and Kodeos.

        During fiscal 2008, the Company recorded a $601,000 reduction of goodwill in the optical subsystems and components reporting unit due primarily to claims for indemnification related to the Kodeos acquisition.

        The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of our 2008 fiscal year and concluded that the carrying value of its network performance test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets Including Goodwill (Continued)

of the Company's NetWisdom product line, which had been planned at the beginning of the fourth quarter. Accordingly, in late June 2008, the Company performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to its network performance test systems reporting unit was zero. As a result, the Company recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. The Company will complete its determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which could result in a revision of the estimated charge.

        The following table reflects intangible assets subject to amortization as of April 30, 2008 and April 30, 2007 (in thousands):

	April 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$111,846	$(99,996)	$11,850
Purchased Trade name	3,697	(3,345)	352
Purchased Customer Relationships	6,964	(3,417)	3,547
Patents	17,004	(3,720)	13,284

Totals	$139,511	$(110,478)	$29,033

	April 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$111,846	$(93,495)	$18,351
Purchased Trade name	3,697	(3,171)	526
Purchased Customer Relationships	6,964	(1,843)	5,121
Patents	20,634	(5,474)	15,160

Totals	$143,141	$(103,983)	$39,158

        The amortization expense on these intangible assets for fiscal 2008 was $10.6 million compared to $9.7 million for fiscal 2007 and $21.4 million for fiscal 2006.

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

        During the third quarter of fiscal 2007, the Company determined that the remaining intangible assets related to certain customer relationships acquired from InterSAN, Inc. in May 2005 had been impaired and had a fair value of zero. Accordingly, an impairment charge of $619,000 was recorded against the remaining net book value of these assets in the network performance test systems reporting unit during the third quarter of fiscal 2007.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets Including Goodwill (Continued)

        During the fourth quarter of fiscal 2008, the Company determined that the net carrying value of certain internally developed patents had been impaired and had a fair value of zero. Accordingly, an impairment charge of $5.3 million was recorded in the fourth quarter of fiscal 2008.

        Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2009	$7,182
2010	5,512
2011	5,037
2012	3,955
2013 and beyond	7,347

total	$29,033

5. Investments

  Unrestricted Securities

        The following is a summary of the Company's available-for-sale investments as of April 30, 2008 and 2007 (in thousands):

Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
As of April 30, 2008
Debt:
Corporate	$64,409	$68	$(44)	$64,433
Government agency	4,250	104	—	4,354
Mortgage-backed	2,280	11	(14)	2,277

Total	$70,939	$183	$(58)	$71,064

Equity:
Corporate	$2,022	$779	$—	$2,801

Total investments	$72,961	$962	$(58)	$73,865

Reported as:
Cash equivalents	$34,052	$—	$—	$34,052
Short-term investments	29,734	873	(30)	30,577
Long-term investments	9,175	89	(28)	9,236

Total	$72,961	$962	$(58)	$73,865

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

Investment Type	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
As of April 30, 2007
Debt:
Corporate	$62,643	$9	$(94)	$62,558
Government agency	12,200	26	(18)	12,208
Mortgage-backed	3,626	1	(21)	3,606
Municipal	300	—	(3)	297

Total	$78,769	$36	$(136)	$78,669

Equity:
Corporate	$3,607	$5,169	$—	$8,776

Total investments	$82,376	$5,205	$(136)	$87,445

Reported as:
Cash equivalents	$11,079	$—	$—	$11,079
Short-term investments	56,603	3	(95)	56,511
Long-term investments	14,694	5,202	(41)	19,855

Total	$82,376	$5,205	$(136)	$87,445

        The Company monitors its investment portfolio for impairment on a periodic basis in accordance with FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value of these investments, shown in the table above as "Gross Unrealized Losses," is primarily related to changes in interest rates and is considered to be temporary in nature. The number of investments that have been in a continuous unrealized loss position for more than twelve months is not material.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

        The following is a summary of the Company's available-for-sale investments as of April 30, 2008 and 2007 by contractual maturity (in thousands):

	2008		2007
	Amortized Cost	Market Value	Amortized Cost	Market Value
Mature in less than one year	$60,484	$60,543	$66,151	$66,069
Mature in one to five years	8,175	8,243	8,992	8,994
Mature in various dates	2,280	2,278	3,626	3,606

	$70,939	$71,064	$78,769	$78,669

        The gross realized gains and losses for fiscal 2008, 2007, and 2006 were immaterial. Realized gains and losses were calculated based on the specific identification method.

  Restricted Securities

        The Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the 2 1/2% convertible subordinated notes, U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on each series of notes. These restricted securities are classified as held to maturity and are held on the Company's consolidated balance sheet at amortized cost. As of April 30, 2008, all of the scheduled interest payments have been made. The following table summarizes the Company's restricted securities as of April 30, 2008 and April 30, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gain/(Loss)	Market Value
As of April 30, 2008	$—	$—	$—

As of April 30, 2007
Government agency	$625	$—	$625

Classified as:
Short term—less than 1 year	625	—	625

Total	$625	$—	$625

6. Minority Investments

  Cost Method Investments

        Included in minority investments at April 30, 2008 is $13.3 million representing the carrying value of the Company's minority investment in four privately held companies accounted for under the cost method. At April 30, 2007, minority investment of $11.3 million represented the carrying value of the Company's minority investments in three privately held companies. The $2 million increase was due to an additional investment in a private company which occurred in the fourth quarter of fiscal 2008.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Minority Investments (Continued)

During fiscal 2008 and 2007, the Company did not record any charges for impairments in the value of these minority investments.

        The Company's investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company's investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested. At the time the Company made its investments, in most cases the companies had not completed development of their products and the Company did not enter into any significant supply agreements with any of the companies in which it invested. The Company's policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders.

  Available-for-Sale Equity Securities

        During the first quarter of fiscal 2007, the Company's ownership percentage in an equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115. As of April 30, 2008 and 2007, the related unrealized gain of $779,000 and $5.2 million are included in accumulated other comprehensive income, respectively. As of April 30, 2008 the fair market value of this investment was $2.8 million, which was included in short-term available-for-sale investments. As of April 30, 2007, the fair market value of this investment included in long-term available-for-sale investments was $8.8 million. During the fiscal year ended April 30, 2007, the Company did not dispose of any shares.

        During the fiscal year ended April 30, 2008, the Company recognized a loss of approximately $848,000 on the disposition of 2.9 million shares of the stock held by the Company as a result of this investment through open market sales and a privately negotiated transaction with a third party. The Company also granted an option to the third party which expires in July 2008 to acquire the remaining 3.8 million shares held by the Company. The Company determined that the option should be accounted for under the provisions of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which requires it calculate the fair value of this option at the end of each reporting period and recognize the change in fair value through other income (expense), net. The Company estimated the fair value of this option at issue date to be approximately $833,000. For the fiscal year ended April 30, 2008, the Company recorded total expenses of approximately $303,000 related to the change in the fair value of this option through other income (expense), net. As of April 30, 2008, the Company recorded a corresponding current liability of $1.1 million related to the fair value of this option. The Company will recalculate the fair value of the option (1) upon the exercise of the option, (2) at the time the option expires, or (3) at the end of each reporting period prior to the exercise or expiration of the option, and will record the incremental change in the fair value of the option through other income (expense).

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Inventories

        Inventories consist of the following (in thousands):

	April 30,
	2008	2007
Raw Materials	$19,540	$21,597
Work-in-process	30,424	27,336
Finished goods	32,590	28,737

Total inventory	$82,554	$77,670

        In fiscal 2008, the Company recorded charges of $14.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $6.0 million, resulting in a net charge to cost of revenues of $8.1 million. In fiscal 2007, the Company recorded charges of $12.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $4.1 million, resulting in a net charge to cost of revenues of $8.0 million. In fiscal 2006, the Company recorded charges of $9.3 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods with an approximate original cost of $3.6 million, resulting in a net charge to cost of sales of $5.7 million.

        The Company makes inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, the Company builds inventory levels for certain items with long lead times and enters into certain longer-term commitments for certain items. The Company permanently writes off 100% of the cost of inventory that is specifically identified and considered obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. The Company periodically discards obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using the Company's best estimate of future demand at the time, based upon information then available. In making these assessments, the Company is required to make judgments as to the future demand for current or committed inventory levels. The Company uses a 12-month demand forecast and in addition also considers:

  •
  parts and subassemblies that can be used in alternative finished products;

  •
  parts and subassemblies that are unlikely to be engineered out of our products; and

  •
  known design changes which would reduce our ability to use the inventory as planned.

        Significant differences between the Company's estimates and judgments regarding future timing of product transitions, volume and mix of customer demand for the Company's products and actual timing, volume and demand mix may result in additional write-offs in the future, or additional usage of previously written-off inventory in future periods for which the Company would benefit by a reduced cost of revenues in those future periods.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Property, Equipment and Improvements

        Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2008	2007
Land	$9,747	$9,747
Building	12,019	11,365
Computer equipment	40,255	37,475
Office equipment, furniture and fixtures	3,383	3,196
Machinery and equipment	158,983	135,238
Leasehold improvements	14,302	12,795
Construction-in-process	2,941	444

Total	241,630	210,260
Accumulated depreciation and amortization	(151,783)	(126,189)

Property, equipment and improvements (net)	$89,847	$84,071

9. Sale-leaseback and Impairment of Tangible Assets

        During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company's fourth quarter ending April 30, 2005 as a financing transaction under which the sale will not be recorded until the option expires or is otherwise terminated. At April 30, 2008 and April 30, 2007, the carrying value of the financing liability, included in other long-term liabilities, was $11.2 million and $11.6 million, respectively and the current portion of the financing liability, included in the current portion of other long-term liabilities, was $425,000 and $358,000, respectively.

10. Revolving Line of Credit Agreement

        On March 14, 2008, the Company entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank is providing a $50 million revolving line of credit that will be available to the Company through March 13, 2009. At the option of the Company, each credit extension shall bear interest at the bank's prime rate or the LIBOR rate plus 2.5%. The cost related to the credit facility consisted of a loan fee of $200,000, plus the bank's out of pocket expenses associated with the credit facility. Borrowings under the line of credit are secured by a security interest in all of the assets of the Company, except its intellectual property rights. The agreement contains certain affirmative, negative and financial covenants which require the Company, among other things, to maintain its primary banking and cash management relationships with Silicon Valley Bank or SVB Securities and to maintain a minimum unrestricted cash and cash equivalents balance, net of any outstanding debt and letters of credit exposure with Silicon Valley Bank, of $50 million at all times. The financial covenants include the maintenance of certain financial ratios and the achievement of minimum EBITDA. The Company was in compliance with all such covenants at April 30, 2008. At April 30, 2008, there was no outstanding balance under the line of credit.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Letter of Credit Reimbursement Agreement

        On March 14, 2008, the Company entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available to the Company through March 13, 2009. Under the terms of the amended agreement, Silicon Valley Bank is providing a $10.5 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of the bank's out of pocket expenses associated with the credit facility. The credit facility is unsecured but includes a negative pledge that requires that the Company will not create a security interest in any of its assets in favor of a subsequent creditor without the approval of Silicon Valley Bank. Outstanding letters of credit secured by this agreement at April 30, 2008 totaled $9.4 million.

12. Non-recourse Accounts Receivable Purchase Agreement

        On March 14, 2008, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that will be available to the Company through March 13, 2009. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $10 million of qualifying receivables whereby all right, title and interest in the Company's invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as "true sales" in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank's prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During fiscal 2008 and 2007, the Company sold receivables totaling $22.2 million and $14.7 million, respectively.

13. Commitments

        The Company's future commitments at April 30, 2008 include minimum payments under non-cancelable operating lease agreements, a lease commitment under a sale-leaseback agreement, non-cancelable purchase obligations, and non-cancelable purchase commitments as follows (in thousands):

		Payments Due in the Fiscal Year Ended April 30,
	Total	2009	2010	2011	2012	2013	Thereafter
Operating leases	$6,175	$2,668	$2,144	$975	$171	$174	$43
Lease commitment under sale-leaseback agreement	42,378	3,166	3,237	3,310	3,385	3,460	25,820
Purchase obligations	3,206	3,206	—	—	—	—	—

Total contractual obligations	$51,759	$9,040	$5,381	$4,285	$3,556	$3,634	$25,863

        Rent expense under the non-cancelable operating leases was approximately $3.3 million, $3.1 million and $5.1 million for the years ended April 30, 2008, 2007 and 2006, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $543,000, $279,000 and $221,000 for the years ended April 30, 2008, 2007 and 2006, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments (Continued)

which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

        Purchase obligations consist of standby repurchase obligations and are related to excess materials purchased and held by the Company's manufacturing subcontractors at their facilities on behalf of the Company to fulfill the subcontractors' obligations under the Company's purchase orders. The Company's purchase obligations of $3.2 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2008.

14. Convertible Debt

        The Company's convertible subordinated and senior subordinated notes as of April 30, 2008 and 2007 are summarized as follows (in thousands):

Description	Amount	Interest Rate	Due in Fiscal Year
As of April 30, 2008
Convertible subordinated notes due 2008	$92,026	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$242,026

As of April 30, 2007
Convertible subordinated notes due 2008	$100,250	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$250,250

        The Company's convertible subordinated and senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended April 30,
	Total	2009	2010	2011
Convertible notes	$242,026	$92,026	$—	$150,000

        As of April 30, 2008 and 2007, the fair value of the Company's convertible subordinated and convertible senior subordinated notes based on quoted market prices was approximately $200.7 million and $285.2 million, respectively.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Convertible Debt (Continued)

may be redeemed by the Company for a cash payment of 100.75% of the principal amount on or after October 15, 2007, together with accrued and unpaid interest.

        Because the market value of the stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2008, 2007 and 2006, the Company recorded interest expense amortization of $4.9 million, $4.8 million and $4.5 million, respectively.

        The notes are subordinated to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company's common stock exceeds $5.56 per share for at least 20 trading days within a period of 30 consecutive trading days.

        Upon a change in control of the Company, each holder of the notes may require the Company to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The Company may, at its option, pay all or a portion of the repurchase price in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the repurchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.

        The notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for DTC and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

        Unamortized debt issuance costs associated with these notes were $225,000 and $791,000 at April 30, 2008 and 2007, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $566,000 of the year ended April 30, 2008, and $542,000 in each of the years ended April 30, 2007 and 2006.

        During the fourth quarter of fiscal 2008, the Company repurchased $8.2 million in principal amount plus $200,000 of accrued interest of its 5 1/4% convertible subordinated notes due October 2008 for approximately $8.3 million in cash. In connection with the purchase, the Company recorded additional non-cash interest of approximately $215,000 representing the remaining unamortized discount for the beneficial conversion feature related to the repurchased convertible notes. In addition, the Company recorded a charge of $23,000 related to unamortized debt issue costs related to these notes.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Convertible Debt (Continued)

  Convertible Subordinated Notes due 2010

        On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company's common stock at a conversion price of $3.705 per share, which is equal to a conversion rate of approximately 269.9055 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.

        At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which will be sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At April 30, 2008 and 2007, approximately $0 and $625,000, respectively, of cash and U.S. government securities remained pledged as security for the note holders.

        The notes are subordinated to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company's common stock exceeds $5.56 per share for at least 20 trading days within a period of 30 consecutive trading days.

        Upon a change in control of the Company, each holder of the notes may require the Company to repurchase some or all of the notes at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The Company may, at its option, pay all or a portion of the repurchase price in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the notes. The Company cannot pay the repurchase price in common stock unless the Company satisfies the conditions described in the indenture under which the notes have been issued.

        The notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for DTC and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

        In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2 1/2% convertible notes due 2010 for a new series of notes described below. The exchange primarily resulted in the elimination the single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. In accordance with the provisions of Emerging Issues Task Force ("EITF") 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"), and

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Convertible Debt (Continued)

EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues ("EITF 05-07"), the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, the Company recorded a non-cash loss on debt extinguishment of $31.6 million during the second quarter of fiscal 2007 which included $1.9 million of unamortized debt issuance costs related to the $100 million of the notes that were exchanged. The remaining $50 million in principal amount of the original notes had not been modified, and had been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes. Accordingly, the Company reclassified the $50 million in principal amount to long-term liabilities.

        Unamortized debt issuance costs associated with these notes were $575,000 and $809,000 at April 30, 2008 and 2007, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid loan costs were $234,000 in fiscal 2008, $468,000 in fiscal 2007, and $702,000 in fiscal 2006.

  Convertible Senior Subordinated Notes due 2010

        On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 1/2% Convertible Subordinated Notes due 2010 (the "Old Notes"), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2 1/2% Convertible Senior Subordinated Notes due 2010 (the "New Notes"), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. Interest on the New Notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The New Notes become convertible, at the option of the holder, upon the Company's common stock reaching $4.92 for a period of time at a conversion price of $3.28 per share, which is equal to a rate of approximately 304.9055 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price is subject to adjustment. As noted above, this exchange was treated as the issuance of new debt under EITF 96-19 and 05-07.

        The New Notes contain a net share settlement feature which requires that, upon conversion of the New Notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted New Notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock..

        The New Notes are subordinated to all of the Company's existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the New Notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the New Notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the New Notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company's common stock exceeds $4.92 per share for at least 20 trading days within a period of 30 consecutive trading days.

        Upon a change in control of the Company, each holder of the New Notes may require the Company to repurchase some or all of the New Notes at a repurchase price equal to 100% of the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Convertible Debt (Continued)

principal amount of the New Notes plus accrued and unpaid interest. The Company may, at its option, pay all or a portion of the repurchase price in shares of the Company's common stock valued at 95% of the average of the closing sales prices of its common stock for the five trading days immediately preceding and including the third trading day prior to the date the Company is required to repurchase the New Notes. The Company cannot pay the repurchase price in common stock unless the Company satisfies the conditions described in the indenture under which the New Notes have been issued.

        The New Notes were issued in fully registered form and are represented by one or more global notes, deposited with the trustee as custodian for DTC and registered in the name of Cede & Co., DTC's nominee. Beneficial interests in the global notes will be shown on, and transfers will be effected only through, records maintained by DTC and its participants.

        The Company has agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). The Company will not receive any of the proceeds from the sale by any selling security holders of the New Notes or the underlying common stock. If the Company does not comply with these registration obligations, the Company is required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. As of April 30, 2008, the Company had not complied with these registration requirements. Accordingly, it had accrued a liability of approximately $609,000 for liquidated damages.

        The Company considered the embedded derivative in the New Notes, that is, the conversion feature, and concluded that it is indexed to the Company's common stock and would be classified as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.

        The Company also considered the Company's call feature and the holders' put feature in the event of a change in control under the provisions of EITF 00-19 and related guidance, and concluded that they need not be accounted for separately from the debt.

        During fiscal year 2007 the Company incurred fees of approximately $2 million related to the exchange transactions which were capitalized and will be amortized over the life of the New Notes.

        Unamortized debt issuance costs associated with the New Notes were $1.2 million and $1.7 million at April 30, 2008 and 2007, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Amortization of prepaid loan costs were $481,000 in fiscal 2008, $240,000 in fiscal 2007, and $0 in fiscal 2006.

  Convertible Note—Acquisition of AZNA LLC

        On March 26, 2007, the Company completed the acquisition of AZNA LLC, a privately-held optical subsystems and components company, in exchange for the issuance of two promissory notes to the majority holder of AZNA's equity interest. The promissory notes, as originally issued, had an aggregate principal amount of approximately $17.0 million and an interest rate of 5.0% and were payable on March 26, 2008. The notes were payable, at the Company's option, in cash or shares of

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Convertible Debt (Continued)

Finisar common stock, with the value of such shares to be based on the trading price of the stock at the time the shares were registered for re-sale pursuant to the Securities Act of 1933, as amended. The exact number of shares of Finisar common stock to be issued pursuant to the convertible promissory notes was dependent on the trading price of Finisar's common stock on the dates of conversion of the notes, but could not exceed in the aggregate 9.99% of either the total shares outstanding or voting power outstanding of the Company as of the date of the notes. The Company was obligated to repay the notes in cash if the registration of the underlying shares was delayed more than 12 months after the closing.

        On March 21, 2008, the Company amended one of the two original convertible promissory notes in the principal amount of $15.6 million. The amended promissory note is in the principal amount of $16.5 million, which includes accrued interest under the original note from its issue date, and is payable in three installments, together with interest from the date of the amended note at the rate of 12% per annum. The first installment of $4.5 million was paid in cash on March 26, 2008. The second installment of $6.2 million was paid in cash on May 22, 2008, and the final installment is due on September 22, 2008. The final installment is payable, at the Company's option, in cash or in shares of its common stock, provided that all accrued interest is payable in cash. The exact number of shares of the Company's common stock to be issued pursuant to the amended promissory note is dependent on the trading price of the common stock over the five trading days ending two days prior to the payment date, provided that the maximum number of shares of common stock which may be issued as payment of the final installment shall not exceed 3,400,000 shares. The amendment to the note qualified for modification accounting under the applicable accounting guidance and, accordingly, no adjustment has been recorded to the carrying value of the note and the impact of the revised interest rate will be recorded prospectively as incurred.

        The second promissory note issued in the AZNA transaction, in the principal amount of $1.4 million, was paid in cash on March 26, 2008.

15. Installment Loan

        In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. The Company's bank issued an irrevocable transferable standby letter of credit in the amount of $9.9 million for the benefit of the lender under the letter of credit facility described in Note 10. The agreement allows for periodic reductions of the amount required under the irrevocable transferable standby letter of credit at the discretion of the lender. At April 30, 2008, the remaining principal balance outstanding under this note was $5.6 million and the amount of the letter of credit securing this loan was $6.0 million.

16. Stockholders' Equity

  Common Stock and Preferred Stock

        As of April 30, 2008, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

and is entitled to receive dividends when and as declared by the Company's Board of Directors. The Company has never declared or paid dividends on its common stock.

        Common stock subject to future issuance as of April 30, 2008 is as follows:

Conversion of convertible notes	30,166,653
Exercise of outstanding warrants	21,401
Exercise of outstanding options	53,158,061
Available for grant under stock option plans	37,022,529
Reserved for issuance under the employee stock purchase plan	11,060,097

131,428,741

  Warrants

        In connection with the acquisition of Shomiti Systems, Inc. ("Shomiti") in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. Upon completion of the acquisition, these warrants entitled the holders to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49 per share. All of these warrants expired during fiscal 2008.

        In conjunction with the acquisition of Genoa in fiscal 2003, the Company both assumed outstanding warrants to purchase stock of Genoa and issued new warrants to purchase Finisar common stock as a part of the consideration paid to Genoa's equity holders. The assumed warrants entitled the holders to purchase an aggregate of 29,766 shares of Finisar common stock at an exercise price of $15.25 per share and expire at various dates through 2008. None of the assumed warrants had been exercised as of April 30, 2008. During fiscal 2008, warrants to purchase 8,365 shares of common stock expired. As of April 30, 2008, assumed warrants to purchase 21,401 shares remained outstanding. The new warrants issued by the Company to Genoa's equity holders entitled the holders to purchase an aggregate of 999,835 shares of Finisar common stock at an exercise price of $1.00 per share. During fiscal 2008, 2007 and 2006, warrants to purchase 79,987, 2,011 and 471,627 shares of Finisar common stock were exercised, respectively. The remaining warrants expired on April 3, 2008.

  Preferred Stock

        The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company's board of directors. In September 2002, the Company's board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company's stockholder rights plan described below. As of April 30, 2008 and 2007, no shares of the Company's preferred stock were issued and outstanding.

  Stockholder Rights Plan

        In September 2002, Finisar's board of directors adopted a stockholder rights plan. Under the rights plan, stockholders received one share purchase right for each share of Finisar common stock held. The rights, which will initially trade with the common stock, effectively allow Finisar stockholders to acquire Finisar common stock at a discount from the then current market value when a person or group acquires 20% or more of Finisar's common stock without prior board approval. When the rights

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

become exercisable, Finisar stockholders, other than the acquirer, become entitled to exercise the rights, at an exercise price of $14.00 per right, for the purchase of one-thousandth of a share of Finisar Series RP Preferred Stock or, in lieu of the purchase of Series RP Preferred Stock, Finisar common stock having a market value of twice the exercise price of the rights. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of Finisar common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 20%, the rights can be redeemed for $0.001 each by action of the board of directors.

        The rights plan contains an exception to the 20% ownership threshold for Finisar's founder, former Chairman of the Board and former Chief Technical Officer, Frank H. Levinson. Under the terms of the rights plan, Dr. Levinson and certain related persons and trusts are permitted to acquire additional shares of Finisar common stock up to an aggregate amount of 30% of Finisar's outstanding common stock, without prior Board approval.

  Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the "Purchase Plan"), under which 16,750,000 shares of the Company's common stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee's total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. No shares were issued under the Purchase Plan during fiscal 2008. During fiscal 2007, the Company issued 860,025 shares under the Purchase Plan. At April 30, 2008, 11,060,097 shares were available for issuance under the Purchase Plan.

  Employee Stock Option Plans

        During fiscal 1989, Finisar adopted the 1989 Stock Option Plan (the "1989 Plan"). The 1989 Plan expired in April 1999 and no further option grants have been made under the 1989 Plan since that time. Options granted under the 1989 Plan had an exercise price of not less than 85% of the fair value of a share of common stock on the date of grant (110% of the fair value in certain instances) as determined by the board of directors. Options generally vested over five years and had a maximum term of 10 years.

        Finisar's 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the "2005 Plan"), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar's common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units ("RSUs") and other stock-based awards which

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 30, 2008 and 2007, none and 6,066 shares were subject to repurchase, respectively.

        A summary of activity under the Company's employee stock option plans is as follows:

		Options Outstanding
	Options Available for Grant
				Weighted- Average Remaining Contractual Term
			Weighted- Average Exercise Price
Options for Common Stock	Number of Shares	Number of Shares			Aggregate Intrinsic Value(1)
				(In years)	($000's)
Balance at April 30, 2005	9,139,672	48,796,742	$2.33

Increase in authorized shares	12,946,564		—
Options granted	(11,275,720)	11,275,720	$1.74
Options exercised		(8,965,154)	$1.43
Options canceled	9,257,346	(9,257,346)	$2.42

Balance at April 30, 2006	20,067,862	41,849,962	$2.34

Increase in authorized shares	15,275,605		—
Options granted	(8,974,558)	8,974,558	$3.44
Options exercised		(2,259,152)	$1.61
Options canceled	2,446,253	(2,446,253)	$2.48

Balance at April 30, 2007	28,815,162	46,119,115	$2.58

Increase in authorized shares	15,431,618		—
Options granted	(23,648,646)	23,648,646	$2.42
RSUs granted	(301,197)	301,197	$—
Options exercised		(185,305)	$1.06
Options canceled	16,725,592	(16,725,592)	$2.13

Balance at April 30, 2008	37,022,529	53,158,061	$2.65	6.17	$1,737

(1)
Represents the difference between the exercise price and the value of Finisar common stock at April 30, 2008.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$0.05 - $ 1.20	5,471,646	5.43	$1.09	4,112,812	$1.08
$1.21 - $ 1.50	7,479,134	5.38	1.38	5,252,134	1.42
$1.52 - $ 1.76	6,380,845	6.13	1.73	4,550,845	1.73
$1.77 - $ 1.80	8,524,984	4.90	1.79	8,032,924	1.80
$1.84 - $ 2.70	4,516,901	6.23	2.10	2,536,276	2.17
$2.71 - $ 2.71	5,547,310	9.13	2.71	—	—
$2.80 - $ 3.21	6,266,415	7.88	3.10	2,454,976	3.06
$3.39 - $ 3.91	5,384,183	5.58	3.76	2,728,083	3.71
$4.01 - $22.50	3,285,446	5.17	10.15	2,003,718	13.61

	52,856,864	6.17	$2.65	31,671,768	$2.67

        The Company's vested and expected-to-vest stock options and exercisable stock options as of April 30, 2008 are summarized in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000's)
Vested and expected-to-vest options	47,444,386	$2.64	5.90	$1,664
Exercisable options	31,671,768	$2.67	4.81	$1,263

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $1.35 as of April 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2008 was approximately 5.6 million.

  Extension of Stock Option Exercise Periods for Former Employees

        The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in "Note 20. Pending Litigation—Matters Related to Historical Stock Option Practices." As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company's stock option investigation and the Company's filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

treated as a modification of the award in accordance with FAS 123R. As a result of this modification, the Company recorded additional stock-based compensation expense of $386,000 during its third quarter of fiscal 2008. As a result of the extension, the fair value of $991,000 related to these stock options had been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The Company recognized a benefit of $650,000 during the fourth quarter of fiscal 2008 as a result of a decrease in the fair value of these options at the end of the reporting period. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.

  Amendment of Certain Stock Options

        During the third quarter of fiscal 2008, the Company completed a tender offer to holders of certain options granted under the 1999 Stock Option Plan and the 2005 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option's grant date, as determined by the Company for financial accounting purposes. Under this offer, employees subject to taxation in the United States had the opportunity to cancel these options and exchange them for new options with an adjusted exercise price equal to the fair market value per share of the Company's common stock on the corrected date of grant so as to avoid unfavorable tax consequences under Internal Revenue Code Section 409A. The Company also committed to issue restricted stock units to those optionees accepting the offer whose new options have exercise prices that exceed the exercise price of the cancelled options, in order to compensate the optionees for the increase in the exercise price. In connection with the offer, the Company canceled and replaced options to purchase 14.2 million shares of its common stock and committed to issue 301,197 RSUs to offer participants. The Company recorded a charge of $371,000 related to the issuance of the RSUs, which was recorded as operating expense for the third quarter of fiscal 2008.

  Impact of Certain Stock Option Restatement Items

        Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options due to an investigation into its historical stock option grant practices, as more fully described in "Note 20. Pending Litigation—Matters Related to Historical Stock Option Practices." The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty income tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). During the third quarter of fiscal 2008, the Company recorded a charge of $3.9 million representing the employee income tax liability that has been assumed by the Company related to the option exchange program, which was designed to avoid the adverse consequences of Section 409A.

  Valuation and Expense Information under SFAS 123R

        On May 1, 2006, the Company adopted SFAS 123R, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to the Company's employees and directors including employee stock options and employee stock purchases under its 1999 Employee Stock Purchase Plan based on estimated fair values.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

        The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the fiscal years ended April 30, 2008 and 2007, which was reflected in the Company's operating results (in thousands):

	Fiscal years ended
	April 30, 2008	April 30, 2007
Cost of revenues	$3,091	$3,518
Research and development	4,377	4,015
Sales and marketing	2,048	1,910
General and administrative	2,048	2,380

Total	$11,564	$11,823

        The total stock-based compensation capitalized as part of inventory was $572,000 and $410,000 as of April 30, 2008 and 2007, respectively.

        As of April 30, 2008, total compensation cost related to unvested stock options not yet recognized was $19.7 million which is expected to be recognized over the next 35 months on a weighted-average basis.

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

        The fair value of options granted in fiscal 2008, 2007, and 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended April 30,			Year Ended April 30,
	2008	2007	2006	2008	2007	2006
Expected term (in years)	5.44	5.25	3.19	0.75	0.50	0.50
Volatility	86%	98%	107%	57%	69%	68%
Risk-free interest rate	4.03%	4.73%	4.40%	3.34%	4.45%	4.18%
Dividend yield	0%	0%	0%	0%	0%	0%

        The expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on the Company's historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

        The Company calculated the volatility factor based on the Company's historical stock prices.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Stockholders' Equity (Continued)

        The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity approximates the expected term.

        The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

        As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

        The weighted-average grant-date per share fair value of options granted in fiscal 2008, 2007, and 2006 was $2.08, $2.64, and $1.13, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2008, 2007, and 2006 was $0.50, $0.90, and $.64, respectively.

        The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above and below. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be materially different.

        The following table summarizes the pro forma information regarding option grants made to the Company's employees and directors and employee stock purchases related to the Purchase Plan had the Company applied the fair value recognition provisions of SFAS 123 (in thousands, except per-share amounts):

Fiscal Year Ended April 30, 2006
Net loss	$(33,029)
Add:
APB 25 stock-based compensation expense, included in net loss, net of tax	6,819
Less:
Stock-based compensation expense determined under fair value based method, net of tax	(10,056)

Pro forma net loss	$(36,266)

Net loss per share—basic and diluted:
As reported	$(0.11)

Pro forma	$(0.12)

Shares used in computing reported and pro forma net loss—basic and diluted	290,518

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plan

        The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.

        Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,500 for calendar year 2008. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. Finisar may contribute an amount equal to one-half of the first 6% of each participant's contribution. The Company's expenses related to this plan were $1,523,000, $1,255,000 and $949,000 for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.

18. Income Taxes

        The components of income tax expense consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Current:
Federal	$—	$157	$—
State	157	86	—
Foreign	320	392	80

	477	635	80
Deferred:
Federal	1,491	2,019	2,123
State	265	156	164

	1,756	2,175	2,287

Provision for income taxes	$2,233	$2,810	$2,367

        (Loss)/income before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
U.S.	$(84,025)	$(47,591)	$(35,033)
Foreign	9,824	3,789	4,371

	$(74,201)	$(43,802)	$(30,662)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2008	2007	2006
Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Deferred compensation	0.00	0.00	0.65
Stock compensation expense under FAS 123R	3.60	3.90	0.00
Loss on debt extinguishment	0.00	23.76	0.00
Goodwill impairment	15.91	0.00	0.00
Non-deductible interest	3.51	4.92	5.17
Valuation allowance	19.12	10.07	40.70
Foreign (income) taxed at different rates	(4.21)	(2.84)	(4.73)
In-process R&D	0.00	1.25	0.00
Other	0.08	0.36	0.93

	3.01%	6.42%	7.72%

        The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Deferred tax assets:
Inventory write down	$9,228	$7,387	$5,374
Accruals and reserves	12,525	9,272	8,865
Tax credits	9,525	16,633	16,109
Net operating loss carryforwards	147,447	146,060	144,074
Gain/loss on investments under equity or cost method	10,587	11,862	11,791
Depreciation and amortization	—	—	625
Purchase accounting for intangible assets	14,263	11,115	8,716
Capital loss carryforward	1,005	—	—
Stock compensation	6,658	10,741	9,362

Total deferred tax assets	211,238	213,070	204,916
Valuation allowance	(200,974)	(201,356)	(204,916)

Net deferred tax assets	10,264	11,714	—
Deferred tax liabilities:
Acquired intangibles	(7,846)	(6,090)	(3,919)
Loss on debt extinguishment	(9,638)	(10,696)	—
Other comprehensive income	(92)	—	—
Depreciation and amortization	(534)	(1,018)	—

Total deferred tax liabilities	(18,110)	(17,804)	(3,919)

Total net deferred tax assets (liabilities)	$(7,846)	$(6,090)	$(3,919)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        The Company's valuation allowance increased/(decreased) from the prior year by approximately ($382,000), ($3.6) million, and $9.97 million in fiscal 2008, 2007 and 2006, respectively.

        Approximately $2.4 million of the valuation allowance at April 30, 2008 is attributable to acquired tax attributes that, when realized, will first reduce unamortized goodwill, next other non-current intangible assets of acquired subsidiaries, and then income tax expense.

        A deferred tax liability has been established to reflect tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142.

        At April 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $444.9 million and $156.7 million, respectively, and federal and state tax credit carryforwards of approximately $11.0 million and $10.3 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2010, if not utilized. Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

        The Company's manufacturing operations in Malaysia operate under a tax holiday which expires in fiscal 2011. This tax holiday has had no effect on the Company's net loss and net loss per share in fiscal 2006, 2007, and 2008 due to a cumulative net operating loss position within the tax holiday period.

        As of April 30, 2008, federal income taxes were not provided for $1.5 million of cumulative undistributed earnings of foreign subsidiaries which are considered permanently reinvested offshore. The determination of the amount of unrecognized federal deferred tax expense is not practicable as of April 30, 2008.

        The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("Fin 48"), on May 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. The implementation of FIN 48 did result in a change in the Company's estimated liability for unrecognized tax benefits as of May 1, 2007. The amount of gross unrecognized tax benefits as of May 1, 2007, was $9.6 million.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at May 1, 2007	$9,600
Add:
Additions based on tax positions related to the current year	400
Additions for tax positions of prior years	1,700

Gross unrecognized tax benefits balance at April 30, 2008	$11,700

        Excluding the effects of recorded valuation allowances for deferred tax assets, $8.6 million of the unrecognized tax benefit would favorably impact the effective tax rate in future periods if recognized and approximately $900,000 of unrecognized tax benefits would reduce goodwill if recognized.

        It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2008.

        The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At May 1, 2007, there were no accrued interest or penalties related to uncertain tax positions. The Company estimated no interest or penalties for the year ended April 30, 2008.

        The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2003, 2001, and 2003, respectively. The Company's New Jersey state income tax return for the year ended 2001 is currently under examination by the New Jersey taxing authorities. The final outcome of the examination is not yet known; however, management does not anticipate any adjustments which would result in material changes to the Company's results of operations, financial condition or liquidity.

19. Segments and Geographic Information

        The Company designs, develops, manufactures and markets optical subsystems, components and network performance test systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components, and network performance test systems.

        Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for storage area networks ("SANs") and local area networks ("LANs"), and metropolitan access networks ("MAN") applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in MAN applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, primarily for LAN and SAN applications. Network performance test systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segments and Geographic Information (Continued)

Ethernet, 10 Gigabit Ethernet, iSCSI, SAS and SATA. These test systems are sold to both manufacturers and end-users of the equipment.

        Both of the Company's operating segments and its corporate sales function report to the President and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

        Information about reportable segment revenues and income are as follows (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Revenues:
Optical subsystems and components	$401,625	$381,263	$325,956
Network performance test systems	38,555	37,285	38,337

Total revenues	$440,180	$418,548	$364,293

Depreciation and amortization expense:
Optical subsystems and components	$26,557	$25,757	$32,929
Network performance test systems	1,171	1,136	1,512

Total depreciation and amortization expense	$27,728	$26,893	$34,441

Operating income (loss):
Optical subsystems and components	(5,387)	17,806	$(2,901)
Network performance test systems	(3,403)	(5,852)	(1,412)

Total operating income (loss)	(8,790)	11,954	(4,313)
Unallocated amounts:
Amortization of acquired developed technology	(6,501)	(6,002)	(17,671)
In-process research and development	—	(5,770)	—
Amortization of other intangibles	(1,748)	(1,814)	(1,747)
Impairment of goodwill and intangible assets	(45,433)	—	(853)
Restructuring costs	—	—	(3,064)
Loss on debt extinguishment	—	(31,606)	—
Interest income (expense), net	(11,431)	(9,840)	(12,360)
Other non-operating income (expense), net	(298)	(724)	9,346

Total unallocated amounts	(65,411)	(55,756)	(26,349)

Loss before income taxes	$(74,201)	$(43,802)	$(30,662)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segments and Geographic Information (Continued)

        The following is a summary of total assets by segment (in thousands):

	April 30, 2008	April 30, 2007
Optical subsystems and components	$386,936	$393,778
Network performance test systems	39,326	76,885
Other assets	67,225	77,527

	$493,487	$548,190

        Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

        The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Fiscal Years Ended April 30,
	2008	2007	2006
Revenues from sales to unaffiliated customers:
United States	$125,580	$149,097	$202,962
Rest of the world	314,600	269,451	161,331

	$440,180	$418,548	$364,293

        Revenues generated in the U.S. are all from sales to customers located in the United States.

        The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30, 2008	April 30, 2007
Long-lived assets
United States	$185,638	$237,691
Malaysia	32,553	26,589
Rest of the world	5,422	3,351

	$223,613	$267,631

        The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended April 30,
	2008	2007
Optical subsystems and components	$26,996	$22,057
Network performance test systems	202	283

Total capital expenditures	$27,198	$22,340

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation

  Matters Related to Historical Stock Option Grant Practices

        On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company's Board of Directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company's management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing its quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the "October 10-Q"), January 28, 2007 (the "January 10-Q") and July 29, 2007 (the "July 10-Q") and its annual report on Form 10-K for the fiscal year ended April 30, 2007 (the "2007 10-K"), "), resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, the Company filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.

  Nasdaq Determination of Non-compliance

        On December 13, 2006, the Company received a Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Marketplace Rule 4310(c)(14) because the Company did not timely file the October 10-Q and, therefore, that its common stock was subject to delisting from the Nasdaq Global Select Market. The Company received similar Staff Determination Notices with respect to its failure to timely file the January 10-Q, the July 10-Q and the 2007 10-K. In response to the original Staff Determination Notice, the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to review the Staff Determination and to request additional time to comply with the filing requirements pending completion of the Audit Committee's investigation. The hearing was held on February 15, 2007. The Company thereafter supplemented its previous submission to Nasdaq to include the subsequent periodic reports in its request for additional time to make required filings. On April 4, 2007, the Panel granted the Company additional time to comply with the filing requirements until June 11, 2007 for the October 10-Q and until July 3, 2007 for the January 10-Q. The Company appealed the Panel's decision to the Nasdaq Listing and Hearing Review Counsel (the "Listing Council"), seeking additional time to make the filings. On May 18, 2007, the Listing Council agreed to review the Panel's April 4, 2007 decision and stayed that decision pending review of the Company's appeal. On October 5, 2007, the Listing Council granted the Company an exception until December 4, 2007 to file its delinquent periodic reports and restatement. On December 5, 2007, the Company received a letter from the Listing Council confirming that the filing of the Company's previously delayed periodic reports had demonstrated the Company's compliance with Nasdaq's filing requirements under its Marketplace Rules and that its common stock will continue to be listed on the Nasdaq Global Select Market.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

  Securities and Exchange Commission Inquiry

        In November 2006, the Company informed the staff of the Securities and Exchange Commission (the "SEC") of the voluntary investigation that had been undertaken by the Audit Committee of its Board of Directors. The Company was subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding its historical stock option grant practices. The Company is cooperating with the SEC's review.

  Stock Option Derivative Litigation

        Following the announcement by the Company on November 30, 2006 that the Audit Committee of its Board of Directors had voluntarily commenced an investigation of its historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court for the State of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain current or former officers and directors of the Company caused it to grant stock options at less than fair market value, contrary to its public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged, against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants intend to file motions to dismiss the amended complaint.

  Trust Indenture Litigation

        On January 4, 2007, the Company received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the "Trustee") for its 2 1/2% Convertible Senior Subordinated Notes due 2010, its 2 1/2% Convertible Subordinated Notes due 2010 and its 5 1/4% Convertible Subordinated Notes due 2008 (collectively, the "Notes"). The notices asserted that the Company's failure to timely file the October 10-Q with the SEC constituted a default under each of the three indentures between the Company and the Trustee governing the respective series of Notes (the "Indentures"). The notices each indicated that, if the Company did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        In anticipation of the expiration of the 60-day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an "Event of Default" had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, the Company filed a lawsuit in the Superior Court for the State of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that the Company was not in default under the three Indentures.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

        On March 16, 2007, the Company received three additional notices from the Trustee asserting that "Events of Default" under the Indentures had occurred and were continuing based on its failure to cure the alleged default within the 60-day cure period.

        On April 23, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that its failure to timely file the January 10-Q with the SEC constituted a default under each of the Indentures. The notices each indicated that, if the Company did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        On June 21, 2007, the Company filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action is essentially identical to the first action filed on March 2, 2007 except that it covers the notices asserting "Events of Default" received in April 2007 and any other notices of default that the Trustee may deliver in the future with respect to the Company's delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee removed this action to the United States District Court for the Northern District of California.

        On July 16, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that its failure to timely file the 2007 10-K with the SEC and to provide a copy to the Trustee constituted a default under each of the Indentures. As before, the notices each indicated that, if the Company did not cure the purported default within 60 days, an "Event of Default" would occur under the respective Indenture.

        On December 4, 2007, the Company filed with the SEC, and provided to the Trustee, the October and January 10-Qs, as well as the 2007 10-K.

        The Company does not believe that any default under the terms of the Indentures ever occurred. The Company contends that the plain language of each Indenture requires only that the Company file with the Trustee reports that have actually been filed with the SEC, which it has done.

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

        On January 2, 2008, the Company received an additional notice from the Trustee alleging that the Company had defaulted under the Indentures by failing to reimburse the Trustee for attorney and other fees and expenses it has incurred in the dispute. To forestall any efforts by the Trustee to declare an acceleration based on this alleged default, the Company has paid approximately $318,000 in fees and expenses as demanded by the Trustee, under protest and subject to reservation of rights to seek recovery of all amounts paid.

        The Trustee has filed an answer to the Company's complaint in the second declaratory relief action and also filed a counterclaim seeking unspecified damages allegedly suffered by the holders of the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

Notes, as well as additional attorneys fees of approximately $270,000. The Company has filed a motion to dismiss the Trustee's counterclaims, and both parties have filed motions for summary judgment. These motions are scheduled to be heard on July 11, 2008.

        As of April 30, 2008, there was $242.0 million in aggregate principal amount of Notes outstanding and an aggregate of approximately $341,000 in accrued interest.

  Patent Litigation

  DirecTV Litigation

        On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, "DirecTV"). The lawsuit involves the Company's U.S. Patent No. 5,404,505 (the "'505 patent"), which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company's patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV's willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury's verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney's fees. The Court denied the Company's motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in the Company's favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV's post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV prevails on appeal. The Court granted DirecTV's motion and payments under the compulsory license were thereafter made into an escrow account pending the outcome of the appeal. As of March 31, 2008, DirecTV had deposited approximately $37 million into escrow.

        DirecTV appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. The Company cross-appealed raising issues related to the denial of its motion for a permanent injunction, the trial court's refusal to enhance future damages for willfulness and the trial court's determination that some of the asserted patent claims are invalid. The appeals were consolidated.

        On April 18, 2008, the appeals court issued its decision affirming in part, reversing in part, and remanding the case for further proceedings before the trial court in Texas. Specifically, the appeals court ruled that the lower court's interpretation of some of the patent claim terms was too broad and issued its own, narrower interpretation of those terms. The appeals court also determined that one of the seven patent claims (claim 16) found infringed by the jury was invalid, that DirecTV's infringement

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

of the '505 patent was not willful, and that the trial court did not err in its determination that various claims of the '505 patent were invalid for indefiniteness. As a result, the judgment, including the compulsory license, was vacated and the case was remanded to the trial court to reconsider infringement and validity of the remaining patent claims and releasing to DirecTV the escrow funds it had deposited.

        On May 2, 2008, the Company filed a petition for rehearing requesting the appeals court to reconsider its decision invalidating claim 16, to reconsider its decision affirming the trial court's determination of indefiniteness, and to clarify its instructions concerning the scope of further proceeding before the trial court. On May 29, 2008, the appeals court denied the Company's petition.

        On June 5, 2008, the appeals court restored jurisdiction of the case with the trial court in Texas. Thereafter, the trial court issued an order releasing to DirecTV the funds that it had deposited in escrow. A status conference is scheduled for September 26, 2008, at which the Company anticipates that the court will set a schedule for further proceedings.

  Comcast Litigation

        On July 7, 2006, Comcast Cable Communications Corporation, LLC ("Comcast") filed a complaint against the Company in the United States District Court for the Northern District of California, San Francisco Division. Comcast seeks a declaratory judgment that the Company's '505 patent is not infringed and is invalid. The '505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company's motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, the Company filed an answer and counterclaim alleging that Comcast infringes the '505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. Discovery has closed. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit's decision in the DirecTV appeal, but ordered briefing on the issues that were not implicated by the pending appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues. These motions sought summary judgment of invalidity and non-infringement of the patent as well as a limitation on damages until after the commencement of the lawsuit on July 7, 2006. Oral argument on these issues took place on January 10, 2008. Determination of the validity and infringement issues was deferred until the issuance of the Federal Circuit decision in the DirecTV appeal. Summary judgment on the issue of laches was granted, limiting damages to the period after November 22, 2006, the date the Company filed its cross-complaint. Post-complaint alleged damages are still very substantial.

        At a status conference held on April 24, 2008, the Court accepted the Company's proposal to narrow the issues for trial and proceed only with its principal claim, subject to the Company providing a covenant not to sue Comcast on the other previously asserted claims. The Court also set the schedule for renewed summary judgment motions in lieu of Comcast's still pending motion for summary judgment of invalidity and non-infringement. Comcast filed its summary judgment motion on May 22, 2008. A hearing on the motion is scheduled for July 3, 2008. The court set the case for trial beginning on October 20, 2008.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

  EchoStar Litigation

        On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively "EchoStar") filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company's '505 patent. The '505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company's motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties' stipulation to stay the case pending issuance of the Federal Circuit's mandate in the DirecTV case.

  XM/Sirius Litigation

        On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, "XM"), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, "Sirius"). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company's '505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys' fees. The defendants filed an answer denying infringement of the '505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirectTV appeal and the re-examination of the '505 patent described below. Judge Clark denied defendants' motion for a stay. The claim construction hearing was held on February 5, 2008, and the trial was set for September 15, 2008. Judge Clark delay entering a claims construction order, in anticipation of an opinion from the Federal Circuit in the DirecTV appeal. The Federal Circuit entered its decision in the DirecTV appeal on April 18, 2008. At around the same time, the United States Patent and Trademark Office ("PTO") issued its initial office action in the re-examination proceeding of the '505 patent rejecting a number of claims in light of prior art. Subsequently, the Company moved without opposition to stay the case pending further action in the DirecTV case on remand and re-examination. The Court granted the motion and stayed the case until further order.

  Requests for Re-Examination of the '505 Patent

        Three requests for re-examination of the Company's '505 patent have been filed with the PTO. The '505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO granted the requests, and the three proceedings have been combined into a single re-examination. On February 18, 2008, the PTO issued the first substantive office action rejecting 17 of the 48 claims of the reexamined patent. The Company filed a response to the office action on May 5, 2008. During the re-examination, some or all of the claims in the '505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company's position in the related '505 lawsuits. Resolution of the re-examination of the '505 Patent is likely to take more than four months.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

  Securities Class Action

        A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for its initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of its stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs' claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs' petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. After several months of considering the impact of the Court of Appeals ruling, the parties have now officially withdrawn the prior settlement. Since then, the plaintiffs filed amended complaints in certain focus or test cases in an attempt to comply with the decision of the Second Circuit Court of Appeals. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss these amended complaints on substantially the same grounds as set forth in its prior opinion. Because of the inherent

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Pending Litigation (Continued)

uncertainty of litigation, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.

  Section 16(b) Lawsuit

        A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported stockholder of the Company, against two investment banking firms that served as underwriters for the initial public offering of the Company's common stock in November 1999. None of the Company's officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and principal shareholders of the Company constituted a "group" that owned in excess of 10% of the Company's outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the "short swing" prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company's common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. This case is one of 55 lawsuits containing similar allegations relating to initial public offerings of technology company issuers. The Court has set July 25, 2008 as the deadline for defendants to file consolidated motions to dismiss all 55 cases, and October 23, 2008 as the deadline to complete briefing thereon. The real defendants have indicated that they will be seeking dismissal, and the Company is evaluating whether to join in a motion to dismiss, which nominal defendants in certain other cases have indicated they will file. The litigation is in the preliminary stage, and we cannot predict its outcome.

        The Company cannot predict the outcome of the legal proceedings discussed above. No amount of loss, if any, is considered probable or measurable and no loss contingency has been recorded at the balance sheet date.

21. Gain on Sale of a Minority Investment

        In November 2005, the Company received cash payments from Goodrich Corporation totaling $11.0 million related to the sale of the Company's equity interest in Sensors Unlimited, Inc. The Company had not valued this interest for accounting purposes. Accordingly, the Company recorded a gain of $11.0 million related to this transaction in the third quarter of fiscal 2006 and classified this amount as other income (expense), net on the consolidated statement of operations.

        In April 2007, the Company received a final cash payment from Goodrich Corporation totaling $1.2 million for funds that had been held in escrow related to the sale of the Company's equity interest in Sensors Unlimited, Inc. The Company had not valued this interest for accounting purposes. Accordingly, the Company recorded a gain of $1.2 million related to this transaction in the fourth quarter of fiscal 2007 and classified this amount as other income (expense), net on the consolidated statement of operations.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Restructuring and Assets Impairments

        During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to its optical subsystems and components segment and $1.2 million related to its network performance test systems segment.

        As of April 30, 2008, $680,000 of committed facilities payments related to restructuring activities remains accrued and is expected to be fully utilized by the end of fiscal 2011.

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

23. Warranty

        The Company generally offers a one year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company's warranty liability include the historical and anticipated rates of warranty claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        Changes in the Company's warranty liability during the period are as follows (in thousands):

	April 30,
	2008	2007
Beginning balance	$1,818	$1,767
Additions during the period based on product sold	2,547	2,264
Settlements	(398)	(1,031)
Changes in liability for pre-existing warranties, including expirations	(1,835)	(1,182)

Ending balance	$2,132	$1,818

24. Related Parties

        Frank H. Levinson, the Company's former Chairman of the Board and Chief Technical Officer and a current member of the Company's board of directors, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. During the fiscal years ended April 30, 2008, 2007 and 2006, the Company recorded purchases from Fabrinet of approximately $70.2 million, $77.2 million, and $72.1 million, respectively, and Fabrinet purchased products from the Company totaling approximately

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Related Parties (Continued)

$33.6 million, $42.8 million, and $27.0 million, respectively. At April 30, 2008 and 2007, the Company owed Fabrinet approximately $7.0 million and $7.6 million, respectively, and Fabrinet owed the Company approximately $5.7 million and $5.7 million, respectively.

        In connection with the acquisition by VantagePoint Venture Partners of the 34 million shares of common stock held by Infineon Technologies AG that the Company had previously issued to Infineon in connection with its acquisition of Infineon's optical transceiver product lines, the Company entered into an agreement with VantagePoint under which the Company agreed to use its reasonable best efforts to elect a nominee of VantagePoint to the Company's board of directors, provided that the nominee was reasonably acceptable to the board's Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to the board of directors pursuant to that agreement. The Company also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint. As a result of the reduction in VantagePoint's holdings of the Company's common stock following distributions by VantagePoint to its partners, the Company's obligations regarding the election of a nominee of VantagePoint to the Company's board of directors have terminated, and the Company is no longer obligated to maintain a registration statement for the resale of shares held by VantagePoint and its distributees.

25. Guarantees and Indemnifications

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. As permitted under Delaware law and in accordance with the Company's Bylaws, the Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid.

        The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners, and insurers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or the use of the Company's products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.

        The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2008. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Subsequent Events (Unaudited)

  Pending Combination with Optium Corporation

        On May 15, 2008, the Company entered into a merger agreement with Optium Corporation, a leading designer and manufacturer of high-performance optical subsystems for use in telecommunications and cable TV network systems. The Company's management and board of directors believe that the combination of the two companies to create the world's largest supplier of optical components, modules and subsystems for the communications industry will leverage the Company's leadership position in the storage and data networking sectors of the industry and Optium's leadership position in the telecommunications and CATV sectors to create a more competitive industry participant.

        Under the terms of the merger agreement, Optium stockholders will receive 6.262 shares of Finisar common stock for each share of Optium common stock they own. Optium options and warrants will represent a corresponding right to acquire a number of shares of Finisar common stock based on the exchange ratio. The Company expects to issue approximately 160,000,000 shares of Finisar common stock in the proposed combination. Upon completion of the combination, Finisar shareholders will own approximately 65% of the combined company, and Optium shareholders will own approximately 35%. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes.

        Upon the closing of the combination, Finisar's board of directors will be reconstituted to include three new directors who are currently members Optium's board. Jerry S. Rawls, Chairman, President and Chief Executive Officer of Finisar, will remain as the executive Chairman of the Company's board of directors. Eitan Gertel, Chairman, President and Chief Executive Officer of Optium, will become President and Chief Executive Officer of Finisar and will join its board of directors, along with current Optium directors Morgan Jones and Christopher Crespi.

        The proposed combination is subject to the approval of both companies' stockholders. Certain directors and executive officers of each company, as well as certain affiliates, have signed agreements to vote their shares in favor of the proposed combination. These agreements apply to approximately 7% and 34% of the outstanding shares of Finisar common stock and Optium common stock, respectively.

        The proposed combination is also subject to other customary conditions including required regulatory approvals. Subject to the required stockholder approval and satisfaction of these other conditions, the merger is expected to close in the third calendar quarter of 2008.

        In connection with the proposed combination of Finisar and Optium, the Company plans to file with the SEC a registration statement on Form S-4 including a joint proxy statement/prospectus containing additional information about both companies and the proposed transaction. The definitive joint proxy statement/prospectus will be mailed to the stockholders of Finisar and Optium after clearance with the SEC. The Company will also file with the SEC from time to time other documents relating to the proposed transaction.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. Quarterly Financial Data (Unaudited)

FINISAR CORPORATION
FINANCIAL INFORMATION BY QUARTER (Unaudited)

	Three Months Ended
	April 30, 2008	Jan. 27, 2008	Oct. 28, 2007	July 29, 2007	April 30, 2007	Jan. 28, 2007	Oct. 29, 2006	July 30, 2006
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Optical subsystems and components	$111,378	$102,957	$90,930	$96,360	$88,204	$98,007	$99,009	$96,043
Network performance test systems	9,627	9,784	9,769	9,375	8,393	9,512	9,180	10,200

Total revenues	121,005	112,741	100,699	105,735	96,597	107,519	108,189	106,243
Cost of revenues	79,882	73,396	67,180	71,703	63,922	66,634	68,995	70,721
Amortization of acquired developed technology	1,314	1,729	1,729	1,729	1,466	1,512	1,505	1,519

Gross profit	39,809	37,616	31,790	32,303	31,209	39,373	37,689	34,003
Operating expenses:
Research and development	20,194	21,218	17,630	17,502	17,571	16,593	16,000	14,395
Sales and marketing	10,280	10,492	9,178	10,056	8,781	9,068	9,439	8,834
General and administrative	8,629	12,768	10,871	7,991	12,164	8,871	7,092	7,514
Acquired in-process research and development	—	—	—	—	5,770	—	—	—
Amortization of purchased intangibles	280	488	490	490	277	925	313	299
Impairment of goodwill and intangible assets	45,433	—	—	—	—	—	—	—

Total operating expenses	84,816	44,966	38,169	36,039	44,563	35,457	32,844	31,042
Income (loss) from operations	$(45,007)	$(7,350)	$(6,379)	$(3,736)	$(13,354)	$3,916	$4,845	$2,961
Interest income	1,352	1,501	1,537	1,415	1,882	1,668	1,399	1,255
Interest expense	(4,341)	(4,291)	(4,358)	(4,246)	(4,152)	(4,071)	(3,900)	(3,921)
Loss on convertible debt exchange	—	—	—	—	—	—	(31,606)	—
Other income (expense), net	(560)	310	85	(133)	431	(345)	(440)	(370)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(48,556)	(9,830)	(9,115)	(6,700)	(15,193)	1,168	(29,702)	(75)
Provision for income taxes	150	807	655	621	780	772	627	631

Income (loss) before cumulative effect of change in accounting principle	(48,706)	(10,637)	(9,770)	(7,321)	(15,973)	396	(30,329)	(706)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(1,213)

Net income (loss)	$(48,706)	$(10,637)	$(9,770)	$(7,321)	$(15,973)	$396	$(30,329)	$507

Net income (loss) per share basic:
Before effect of accounting change	$(0.16)	$(0.03)	$(0.03)	$(0.02)	$(0.05)	$0.00	$(0.10)	$(0.00)
Cumulative effect of change in accounting principle	$—	$—	$—	$—	$—	$—	$—	$(0.00)
Net income (loss)	$(0.16)	$(0.03)	$(0.03)	$(0.02)	$(0.05)	$0.00	$(0.10)	$0.00
Net income (loss) per share diluted:
Before effect of accounting change	$(0.16)	$(0.03)	$(0.03)	$(0.02)	$(0.05)	$0.00	$(0.10)	$(0.00)
Cumulative effect of change in accounting principle, net of tax	$—	$—	$—	$—	$—	$—	$—	$(0.00)
Net income (loss)	$(0.16)	$(0.03)	$(0.03)	$(0.02)	$(0.05)	$0.00	$(0.10)	$0.00
Shares used in computing net income (loss) per share:
Basic	308,786	308,663	308,635	308,634	308,623	308,538	307,558	306,499
Diluted	308,786	308,663	308,635	308,634	308,623	324,350	307,558	323,845

Schedule II—Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Write-Offs	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts
Year ended April 30, 2008	$1,607	$239	$1,211	$635
Year ended April 30, 2007	$2,198	$(387)	$204	$1,607
Year ended April 30, 2006	$1,378	$805	$(15)	$2,198

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Attached as exhibits to this report are certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

        We carried out an evaluation, under the supervision, and with the participation, of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. We concluded that our disclosure controls and procedures were effective as of April 30, 2008.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, and under the supervision of, a company's principal executive and principal financial officers, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management determined that we maintained effective internal control over financial reporting, as of April 30, 2008.

        The effectiveness of internal control over financial reporting as of April 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Finisar Corporation:

        We have audited Finisar Corporation's internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2008 and our report dated June 30, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Jose, CA
June 30, 2008

ITEM 9B.    Other Information

        None

PART III

        The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called "incorporation by reference." We intend to file our definitive proxy statement for our 2008 annual meeting of stockholders (the "Proxy Statement") pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from the sections captioned "Finisar Management," "Proposal No. 2—Finisar Annual Meeting—Election of Directors of Finisar" and "Section 16(a) Beneficial Ownership Reporting Compliance of Finisar" to be contained in the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the section captioned "Finisar Executive Compensation and Related Matters" to be contained in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference from the sections captioned "Finisar Principal Stockholders and Share Ownership by Finisar Management" and "Finisar Equity Compensation Plan Information" to be contained in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions of Finisar" to be contained in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by this item is incorporated by reference from the section captioned "Proposal No. 3—Finisar Annual Meeting—Ratification of Appointment of Independent Auditors of Finisar" to be contained in the Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as a part of this Annual Report:

  (1)
  Financial Statements

          Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

    (2)
    Financial Statement Schedules

          Consolidated Valuation and Qualifying Accounts for the years ended April 30, 2008, 2007 and 2006 (see page 123)

    (3)
    Exhibits

          The exhibits listed in the Exhibit Index are filed as part of this report (see page 131)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 30th day of June, 2008.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY S. RAWLS Jerry S. Rawls	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors	June 30, 2008
/s/ STEPHEN K. WORKMAN Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 30, 2008
/s/ ROGER C. FERGUSON Roger C. Ferguson	Director	June 30, 2008
/s/ DAVID C. FRIES David C. Fries	Director	June 30, 2008

/s/ FRANK H. LEVINSON Frank H. Levinson	Director	June 30, 2008
/s/ LARRY D. MITCHELL Larry D. Mitchell	Director	June 30, 2008
/s/ ROBERT N. STEPHENS Robert N. Stephens	Director	June 30, 2008
/s/ DOMINIQUE TREMPONT Dominique Trempont	Director	June 30, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Reorganization, dated as of May 15, 2008, by and among Registrant, Fig Combination Corporation and Optium Corporation(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding the Registrant's Series A Preferred Stock(5)
3.5	Certificate of Designation(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Amended and Restated Certificate of Incorporation of Registrant(8)
4.1	Specimen certificate representing the common stock(9)
4.2
Form of Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(10)
4.3	Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 15, 2001(11)
4.4	Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(12)
4.5	Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 12, 2006(13)
10.1	Form of Indemnity Agreement between Registrant and Registrant's directors and officers(14)
10.2*	1989 Stock Option Plan(15)
10.3*	1999 Stock Option Plan(16)
10.4*	1999 Employee Stock Purchase Plan, as amended and restated effective March 2, 2005(17)
10.5*	Executive Retention and Severance Plan(18)
10.6	Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(19)
10.7	Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finistar (CA-TX) Limited Partnership, dated February 4, 2005(20)
10.8	Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(21)
10.9*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(22)
10.10*	International Employee Stock Purchase Plan(23)

10.11*	Finisar Corporation 2005 Stock Incentive Plan(24)
10.12	Letter Agreement dated December 28, 2005 between Finisar Corporation and Dr. Frank H. Levinson(25)
10.13	Form of Exchange Agreement by and between Finisar Corporation and certain holders of 2 1/2% Convertible Subordinated Notes due 2010, dated October 6, 2006(26)
10.14	Registration Rights Agreement among Finisar Corporation and the initial purchasers of 2 1/2% Convertible Senior Subordinated Notes due 2010, dated October 12, 2006(27)
10.15
Purchase Agreement among Finisar Corporation, AZNA LLC, Parviz Tayebati, the common unitholders and optionholders set forth therein, and Parviz Tayebati, as the Seller's Representative, dated March 23, 2007(28)
10.16	Convertible Promissory Note issued by Finisar Corporation to Parviz Tayebati with a principal amount of $15,592,926, dated March 26, 2007(29)
10.17	Amended and Restated Convertible Promissory Note issued by Finisar Corporation to Parviz Tayebati with a principal amount of $16,450,536 dated March 21, 2008
10.18	Form of Voting Agreement (Optium Stockholder)(30)
10.19	Form of Voting Agreement (Finisar Stockholder)(31)
10.20	Loan and Security Agreement dated as of March 14, 2008 by and between Silicon Valley Bank and Finisar Corporation.
10.21	Non-Recourse Receivables Purchase Agreement dated as of October 28, 2004 by and between Silicon Valley Bank and Finisar Corporation, and amendments thereto
10.22	Letter of Credit Reimbursement Agreement dated as of April 29, 2005 by and between Silicon Valley Bank and Finisar Corporation, and amendments thereto
21	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Statement)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Compensatory plan or management contract

(1)
Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed May 16, 2008.

(2)
Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed December 4, 2007.

(3)
Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)
Incorporated by reference to Exhibit 3.6 to Registrant's Annual Report on Form 10-K filed July 18, 2001.

(5)
Incorporated by reference to Exhibit 3.8 to Registrant's Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)
Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)
Incorporated by reference to Exhibit 3.3 to Registrant's Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)
Incorporated by reference to Exhibit 3.11 to Registrant's Annual Report on Form 10-K filed July 29, 2005.

(9)
Incorporated by reference to the same numbered exhibit to Registrant's Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(10)
Incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K filed September 27, 2002.

(11)
Incorporated by reference to Exhibit 4.3 to Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2001 filed December 12, 2001.

(12)
Incorporated by reference to the same numbered exhibit to Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 2003 filed December 10, 2003.

(13)
Incorporated by reference to Exhibit 4.8 to Registrant's Current Report on Form 8-K filed October 17, 2006.

(14)
Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-1 filed October 19, 1999 (File No. 333-87017).

(15)
Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-1 filed October 19, 1999 (File No. 333-87017).

(16)
Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(17)
Incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(18)
Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K/A filed February 10, 2005.

(19)
Incorporated by reference to Exhibit 10.23 to Registrant's Current Report on Form 8-K filed February 9, 2005.

(20)
Incorporated by reference to Exhibit 10.24 to Registrant's Current Report on Form 8-K filed February 9, 2005.

(21)
Incorporated by reference to Exhibit 10.25 to Registrant's Current Report on Form 8-K filed February 9, 2005.

(22)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed June 14, 2005.

(23)
Incorporated by reference to Exhibit 99.2 to Registrant's Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(24)
Incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed October 19, 2005.

(25)
Incorporated by reference to Exhibit 10.35 to Registrant's Current Report on Form 8-K filed January 3, 2006.

(26)
Incorporated by reference to Exhibit 10.36 to Registrant's Current Report on Form 8-K filed October 17, 2006.

(27)
Incorporated by reference to Exhibit 10.37 to Registrant's Current Report on Form 8-K filed October 17, 2006.

(28)
Incorporated by reference to Exhibit 10.36 to Registrant's Current Report on Form 8-K filed March 27, 2007.

(29)
Incorporated by reference to Exhibit 10.37 to Registrant's Current Report on Form 8-K filed March 27, 2007.

(30)
Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed May 16, 2008.

(31)
Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed May 16, 2008.

QuickLinks

INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2008
FORWARD LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to A Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FINISAR CORPORATION CONSOLIDATED BALANCE SHEETS
FINISAR CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
FINISAR CORPORATION CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FINISAR CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
Schedule II—Consolidated Valuation and Qualifying Accounts
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  ITEM 9A. Controls and Procedures
Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting
  ITEM 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX