Form 10-Q
period 2008-08-03
FINISAR CORP
filed 2008-09-12
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2008
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
408-548-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 31, 2008, there were 472,247,401 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended August 3, 2008

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 3, 2008	April 30, 2008
	(In thousands, except share and per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,499	$79,442
Short-term available -for-sale investments	21,923	30,577
Accounts receivable, net of allowance for doubtful accounts of $468 and $635 at August 3, 2008 and April 30, 2008	57,186	48,005
Accounts receivable, other	10,936	12,408
Inventories	88,823	82,554
Prepaid expenses	8,291	7,652

Total current assets	283,658	260,638
Long-term available-for-sale investments	7,452	9,236
Property, plant and improvements, net	75,624	89,847
Purchased technology, net	10,604	11,850
Other intangible assets, net	17,626	17,183
Goodwill	88,242	88,242
Minority investments	14,289	13,250
Other assets	4,955	3,241

Total assets	$502,450	$493,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,342	$43,040
Accrued compensation	13,521	14,397
Other accrued liabilities	22,460	23,397
Deferred revenue	5,692	5,312
Current portion of other long-term liabilities	5,286	2,436
Convertible notes, net of beneficial conversion feature of $880 and $2,026 at August 3, 2008 and April 30, 2008	91,146	101,918
Non-cancelable purchase obligations	1,995	3,206

Total current liabilities	189,442	193,706
Long-term liabilities:
Convertible notes	150,000	150,000
Other long-term liabilities	23,569	18,911
Deferred income taxes	9,454	8,903

Total long-term liabilities	183,023	177,814
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 3, 2008 and April 30, 2008	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 311,407,975 shares issued and outstanding at August 3, 2008 and 308,839,226 shares issued and outstanding at April 30, 2008	311	309
Additional paid-in capital	1,546,344	1,540,241
Accumulated other comprehensive income	10,170	12,973
Accumulated deficit	(1,426,840)	(1,431,556)

Total stockholders’ equity	129,985	121,967

Total liabilities and stockholders’ equity	$502,450	$493,487

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	August 3, 2008	July 29, 2007
	(Unaudited, In thousands,
	except per share data)
Revenues
Optical subsystems and components	$115,774	$96,360
Network performance test systems	12,938	9,375

Total revenues	128,712	105,735
Cost of revenues	78,044	71,703
Amortization of acquired developed technology	1,246	1,729

Gross profit	49,422	32,303
Operating expenses:
Research and development	20,773	17,502
Sales and marketing	10,149	10,056
General and administrative	9,787	7,991
Amortization of purchased intangibles	268	490

Total operating expenses	40,977	36,039

Income (loss) from operations	8,445	(3,736)

Interest income	968	1,415
Interest expense	(4,008)	(4,246)
Other income (expense), net	57	(133)

Income (loss) before income taxes	5,462	(6,700)
Provision for income taxes	746	621

Net income (loss)	$4,716	$(7,321)

Net income (loss) per share — basic	$0.02	$(0.02)

Net income (loss) per share — diluted	$0.02	$(0.02)

Shares used in computing net loss per share — basic	310,133	308,634
Shares used in computing net loss per share — diluted	311,614	308,634
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 3, 2008	July 29, 2007
	(Unaudited, in thousands)
Operating activities
Net income (loss)	$4,716	$(7,321)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,143	6,815
Stock-based compensation expense	3,057	2,759
Amortization of beneficial conversion feature of convertible notes	1,146	1,196
Amortization of purchased technology and finite lived intangibles	268	490
Amortization of acquired developed technology	1,246	1,729
Amortization of discount on restricted securities	—	(11)
Loss on sale or retirement of assets	413	15
Gain on remeasurement of derivative liability	(1,135)	—
Gain on sale of equity investment	—	(117)
Loss on sale of a product line	919	—
Other than temporary decline in fair market value of equity security	735	—
Changes in operating assets and liabilities:
Accounts receivable	(9,181)	(2,465)
Inventories	(8,980)	(63)
Other assets	(1,979)	2,822
Deferred income taxes	551	544
Accounts payable	6,302	(6,910)
Accrued compensation	(876)	2,427
Other accrued liabilities	(197)	2,216
Deferred revenue	523	391

Net cash provided by operating activities	4,671	4,517

Investing activities
Purchases of property, equipment and improvements	(5,643)	(6,010)
Sale (purchase) of short and long-term investments, net	8,852	(1,352)
Proceeds from sale of property and equipment	—	38
Proceeds from sale of equity investment	—	323
Purchase of intangible assets	(1,367)	(983)

Net cash provided by (used in) investing activities	1,842	(7,984)

Financing activities
Repayment of convertible notes related to acquisition	(11,918)	—
Proceeds from term loan	19,968	—
Repayments of liability related to sale-leaseback of building	(101)	(86)
Repayments of borrowings under notes	(492)	(463)
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	3,087	—

Net cash provided by (used in) financing activities	10,544	(549)

Net increase (decrease) in cash and cash equivalents	17,057	(4,016)
Cash and cash equivalents at beginning of period	79,442	56,106

Cash and cash equivalents at end of period	$96,499	$52,090

Supplemental disclosure of cash flow information
Cash paid for interest	$81	$109
Cash paid for taxes	$179	$149
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     Finisar Corporation (the “Company”) is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs. Our optical subsystems consist primarily of transceivers which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Hewlett-Packard Company, Huawei, IBM and Qlogic.
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
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of August 3, 2008 and for the three month periods ended August 3, 2008 and July 29, 2007, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission, and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at August 3, 2008 and its operating results and cash flows for the three month periods ended August 3, 2008 and July 29, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2008.
Fiscal Periods
     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods).
Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These changes had no impact on the Company’s previously reported financial position, results of operations and cash flows.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Stock-Based Compensation Expense
     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended August 3, 2008 and July 29, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
Segment Reporting
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components and network performance test systems.

Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. The Company places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 45.0% and 44.0% of total accounts receivable at August 3, 2008 and April 30, 2008, respectively.
Current Vulnerabilities Due to Certain Concentrations
     The Company sells products primarily to customers located in Asia and North America. During the three months ended August 3, 2008 and July 29, 2007, sales to the Company’s five largest customers represented 39.0% and 45.2% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at August 3, 2008, are the net assets of the Company’s manufacturing operations, substantially all of which are located in Malaysia and which total approximately $57.8 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $6,000 and $13,000 in the three months ended August 3, 2008 and July 29, 2007, respectively.
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
Investments
     Available-for-Sale Investments
     Available-for-sale investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and equity securities. Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified its investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

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
Fair Value Accounting
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). FAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year commencing after November 15, 2007. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of and for the three months ended August 3, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items when business reasons support doing so in the future.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements with certain exclusions. The statement provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 defines fair value based upon an exit price model.
     The Company adopted the effective portions of SFAS 157 on May 1, 2008. In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 (“FSP 157-1 and “FAP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, (“SFAS 13”) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. As of August 3, 2008 and April 30, 2008, the fair value of the Company’s convertible subordinated debt, based on quoted market prices (Level 1), was approximately $203.3 million and $200.7 million, respectively. See Note 2 — Convertible Debt.

     The following table provides the assets carried at fair value measured on a recurring basis as of August 3, 2008 (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets	Observable	Significant
	For Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Total cash, cash equivalents, and available-for-sale investments:
Money market funds	$59,141	$—	$—	$59,141
Corporate debt	—	18,643	—	18,643
Government agency debt	2,791	5,070	—	7,861
Mortgage-backed debt	—	1,584	—	1,584
Corporate equity securities	1,287	—	—	1,287

Cash equivalents and available-for-sale investments	$63,219	$25,297	$—	88,516

Cash				37,358

Total cash, cash equivalents, and available-for-sale investments				$125,874

Reported as:
Cash and cash equivalents				$96,499
Short-term available-for-sale investments				21,923
Long-term available-for-sale investments				7,452

Total cash, cash equivalents, and available-for-sale investments				125,874

     The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.
     The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper.
     The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of August 3, 2008.
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
Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings, which are depreciated over twenty-five years.
Goodwill and Other Intangible Assets
     Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to seven years. The amortization of goodwill ceased with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in the first quarter of fiscal 2003. Intangible assets with finite lives are amortized over their estimated useful lives. In addition to acquired intangible assets with finite lives, the Company capitalizes the external costs, principally legal fees, that it incurs to apply for and maintain its internally developed patents. The Company amortizes these costs on a straight-line basis over their expected economic life, generally 10 years.

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
Computation of Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share is presented in accordance with SFAS No. 128, Earnings Per Share, for all periods presented. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	August 3,	July 29,
	2008	2007
Numerator:
Net income (loss)	$4,716	$(7,321)

Denominator for basic net income (loss) per share:
Weighted-average shares outstanding — total	310,133	308,634

Weighted-average shares outstanding — basic	310,133	308,634

Effect of dilutive securities:
Weighted-average shares outstanding — employee stock options	1,481	—

Weighted-average shares outstanding — diluted	311,614	308,634

Basic net income (loss) per share	$0.02	$(0.02)

Diluted net income (loss) per share	$0.02	$(0.02)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	—	17,017
Conversion of convertible subordinated notes	30,167	35,117
Conversion of convertible notes	—	4,661
Warrants assumed in acquisition	21	465

Potentially dilutive securities	30,188	57,260

Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for reporting and display of comprehensive income or loss and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

     The components of comprehensive income (loss) for the three months ended August 3, 2008 and July 29, 2007 were as follows (in thousands):

	Three Months Ended
	August 3,	July 29,
	2008	2007
Net income (loss)	$4,716	$(7,321)
Foreign currency translation adjustment	(1,953)	18
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	(850)	(328)

Comprehensive income (loss)	$1,913	$(7,631)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	August 3, 2008	April 30, 2008
Net unrealized gains/(losses) on available-for-sale securities	$54	$904
Cumulative translation adjustment	10,116	12,069

Accumulated other comprehensive income	$10,170	$12,973

Income Taxes
     We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary difference resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.
     We record a valuation allowance to reduce our deferred tax assets to an amount that we estimate is more likely than not to be realized. We consider estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When we determine that it is more likely than not that some or all of our tax attributes will be realizable by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded to the provision in that quarter. Likewise, should we determine that we are not likely to realize all or part of our deferred tax assets in the future, an increase to the valuation allowance would be recorded to the provision in the period such determination was made.
Pending Adoption of New Accounting Standards
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

2. Convertible Debt
     The Company’s convertible subordinated and convertible senior subordinated note balances as of August 3, 2008 and April 30, 2008 were as follows (in thousands):

	Carrying	Fair	Interest
Description	Amount	Value	Rate
As of August 3, 2008
Convertible subordinated notes due 2008	$92,026	$90,039	5.25%
Convertible subordinated notes due 2010	50,000	37,893	2.50%
Convertible senior subordinated notes due 2010	100,000	75,319	2.50%

	$242,026	$203,251

As of April 30, 2008
Convertible subordinated notes due 2008	$92,026	$88,443	5.25%
Convertible subordinated notes due 2010	50,000	38,128	2.50%
Convertible senior subordinated notes due 2010	100,000	74,157	2.50%

	$242,026	$200,728

     The Company’s convertible subordinated and convertible senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended April 30,
	Total	2009	2010	2011
Convertible notes	$242,026	$92,026	$—	$150,000

     Convertible Note—Acquisition of AZNA LLC
     During the first quarter of fiscal 2009, the Company repaid, in cash, the remaining $11.9 million of outstanding principal and $313,000 of accrued interest under the amended convertible promissory note issued in connection with the acquisition of AZNA LLC.
3. Installment Loans
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of August 3, 2008. At August 3, 2008, the principal balance outstanding under these notes was $20 million.
4. Inventories
     Inventories consist of the following (in thousands):

	August 3, 2008	April 30, 2008
Raw materials	$19,766	$19,540
Work-in-process	32,697	30,424
Finished goods	36,360	32,590

Total inventory	$88,823	$82,554

     During the three months ended August 3, 2008 and July 29, 2007, the Company recorded charges of $2.6 million and $3.8 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.8 million and $1.7 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	August 3, 2008	April 30, 2008
Land	$—	$9,747
Buildings	8,176	12,019
Computer equipment	38,184	40,255
Office equipment, furniture and fixtures	3,486	3,383
Machinery and equipment	160,623	158,983
Leasehold improvements	14,076	14,302
Contruction-in-process	3,332	2,941

Total	227,877	241,630
Accumulated depreciation and amortization	(152,253)	(151,783)

Property, equipment and improvements (net)	$75,624	$89,847

6. Sale-leaseback and Impairment of Tangible Assets
     During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company’s quarter ended April 30, 2005 as a financing transaction under which the sale would not be recorded until the option expired or was otherwise terminated.
     During the first quarter of fiscal 2009, the Company amended the sale-leaseback agreement with the landlord to immediately terminate the Company’s option to acquire the leased properties. Accordingly, the Company finalized the sale of the property by disposing of the remaining net book value of its corporate office facility in Sunnyvale, California and the corresponding value of the land resulting in a loss on disposal of approximately $12.2 million. This loss was offset by the reduction in the carrying value of the financing liability and other related accounts by approximately $11.9 million, resulting in the recognition of a net loss on the sale of this property of approximately $343,000 during the three months ended August 3, 2008. As of August 3, 2008, the carrying value of the property and the financing liability have been reduced to zero.
7. Income Taxes
     The Company recorded a provision for income taxes of $746,000 and $621,000, respectively, for the three months ended August 3, 2008 and July 29, 2007. The provision for income taxes for the three months ended August 3, 2008 and July 29, 2007 includes non-cash charges of $551,000 and $544,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles, as promulgated by SFAS 142, and current tax expense for minimum state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of August 3, 2008 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at August 3, 2008 relates to the tax benefits of stock option deductions the tax benefit of which will be credited to paid-in capital if and when realized, and thereafter, to income tax expense. In addition, a portion of the valuation allowance for deferred tax assets at August 3, 2008 relates to tax net operating loss carry forwards and other tax attributes of acquired companies the tax benefit of which, when realized, will first reduce goodwill, then other non-current intangible assets arising from the acquired companies, and thereafter, income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     The Company’s total gross unrecognized tax benefits as of May 1, 2008 and August 3, 2008 were $11.7 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $7.8 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized and $1.6 million of unrecognized tax benefits would reduce goodwill if recognized.

     Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign and state jurisdictions, none of which were individually material. It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2008.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At August 3, 2008, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended August 3, 2008.
8. Intangible Assets Including Goodwill
     The following table reflects intangible assets subject to amortization as of August 3, 2008 and April 30, 2008 (in thousands):

	August 3, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	$(101,242)	$10,604
Purchased trade name	3,697	(3,372)	325
Purchased customer relationships	6,964	(3,658)	3,306
Patents	18,165	(4,170)	13,995

Totals	$140,672	$(112,442)	$28,230

	April 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	$(99,996)	$11,850
Purchased trade name	3,697	(3,345)	352
Purchased customer relationships	6,964	(3,417)	3,547
Patents	17,004	(3,720)	13,284

Totals	$139,511	$(110,478)	$29,033

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2009	$5,305
2010	5,628
2011	5,154
2012	4,071
2013 and beyond	8,072

total	$28,230

Goodwill impairment
     The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of the Company’s 2008 fiscal year and concluded that the carrying value of its network performance test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition of the Company’s NetWisdom product line, which had been planned at the beginning of the fourth quarter (see Note 15, Restructuring and Product Line Sale). Accordingly, in late June 2008, the Company performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to its network performance test systems reporting unit was zero. As a result, the Company recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. The Company completed its determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which did not result in a revision of the estimated charge. At August 3, 2008, the remaining balance of goodwill was $88.2 million all of which related to the optical subsystems and components reporting unit.

9. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of August 3, 2008 and April 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of August 3, 2008
Money market funds	$59,141	$—	$—	$59,141
Corporate debt	18,649	30	(36)	18,643
Government agency debt	7,801	70	(10)	7,861
Mortgage-backed debt	1,584	8	(8)	1,584
Corporate equity securities	1,287	—	—	1,287

Total investments	$88,462	$108	$(54)	$88,516

Reported as:
Cash equivalents	$59,141	$—	$—	$59,141
Short-term investments	21,852	105	(34)	21,923
Long-term investments	7,469	3	(20)	7,452

Total	$88,462	$108	$(54)	$88,516

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2008
Money market funds	$65,551	$—	$—	$65,551
Corporate debt	30,358	68	(44)	30,382
Government agency debt	4,250	104	—	4,354
Mortgage-backed debt	2,280	11	(14)	2,277
Corporate equity securities	2,022	779	—	2,801

Total investments	$104,461	$962	$(58)	$105,365

Reported as:
Cash equivalents	$65,552	$—	$—	$65,552
Short-term investments	29,734	873	(30)	30,577
Long-term investments	9,175	89	(28)	9,236

Total	$104,461	$962	$(58)	$105,365

     The gross realized gains and losses for the three months ended August 3, 2008 and July 29, 2007 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Available-for-Sale Equity Securities
     During fiscal 2008, the Company granted an option to a third party to acquire 3.8 million shares of stock of a publicly-held company held by the Company. The Company determined that this option should be accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. As of April 30, 2008, the Company had recorded a current liability of $1.1 million related to the fair value of this option.

     During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the three months ended August 3, 2008.
     As of August 3, 2008, the Company classified the 3.8 million shares as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair market value of these shares of $1.3 million reflects an other-than-temporary impairment of $735,000 in the value of these shares that the Company recorded during the first quarter of fiscal 2009 in accordance with FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of August 3, 2008 and April 30, 2008, unrealized gains of $0 and $779,000 are included in accumulated other comprehensive income, respectively. During the quarter ended August 3, 2008, the Company did not dispose of any shares.
10. Minority Investments
     Included in minority investments at August 3, 2008 is $14.3 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. At April 30, 2008, minority investment of $13.3 million represented the carrying value of the Company’s minority investments in the same companies. The $1 million increase was due to the conversion of a convertible note of one of these companies, plus accrued interest, into preferred stock of that company which occurred in the first quarter of fiscal 2009.
11. Stockholders’ Equity
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During the three months ended August 3, 2008, the Company issued 1,947,944 shares under the Purchase Plan. During the three months ended July 29, 2007, the Company did not issue any shares under the Purchase Plan. At August 3, 2008, 9,112,153 shares were available for issuance under the Purchase Plan.
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
     Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders in September 1999. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan include stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of August 3, 2008, there were no shares subject to repurchase.

     A summary of activity under the Company’s employee stock option plans is as follows:

	Options	Options Outstanding
	Available		Weighted-	Weighted-Average
	for Grant		Average	Remaining	Aggregate
	Number of	Number of	Exercise	Contractual	Intrinsic
Options for Common Stock	Shares	Shares	Price	Term	Value(1)
				(In years)	($000’s)
Balance at April 30, 2008	37,022,529	53,158,061	$2.65

Increase in authorized shares	15,441,961
Options granted	(1,066,449)	1,066,449	$1.84
RSUs granted	(60,000)
Options exercised		(620,805)	$1.19
Options canceled	5,447,525	(5,447,525)	$2.66

Balance at August 3, 2008	56,785,566	48,156,180	$2.65	6.39	$1,413

(1)	Represents the difference between the exercise price and the value of Finisar common stock at August 3, 2008.
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $1.34 as of August 1, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.2 years. The total number of shares of common stock subject to in-the-money options exercisable as of August 3, 2008 was approximately 5.1 million.
Valuation and Expense Information Under SFAS 123R
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three months ended August 3, 2008 and July 29, 2007 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended
	August 3,	July 29,
	2008	2007
	(unaudited, in thousands)
Cost of revenues	$856	$722
Research and development	1,108	955
Sales and marketing	517	451
General and administrative	576	631

Total	$3,057	$2,759

     The total stock-based compensation capitalized as part of inventory as of August 3, 2008 was $524,000.
     As of August 3, 2008, total compensation cost related to unvested stock options not yet recognized was approximately $16.8 million which is expected to be recognized over the next 34 months on a weighted-average basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007 (1)
Weighted average fair value per share	$0.99	$2.86	$0.51	n/a
Expected term (in years)	5.14	5.44	0.74	n/a
Volatility	72%	88%	58%	n/a
Risk-free interest rate	3.23%	4.60%	3.29%	n/a
Dividend yield	0.00%	0.00%	0.00%	n/a

(1)	During the quarter ended July 29, 2007, the Company’s Purchase Plan was not in effect.
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
Extension of Stock Option Exercise Periods for Former Employees
     The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in “Note 16. Pending Litigation—Matters Related to Historical Stock Option Practices.” As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with SFAS 123R. As a result of the extension, the fair value related to these stock options had been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.
     During the first quarter of fiscal 2009, the Company recognized a benefit of approximately $332,000 as a result of a decrease in the fair value of these options on June 30, 2008. The remaining accrued balance of $9,000 related to these stock options was reclassified to equity as of August 3, 2008. These transactions represented the final settlement of these options.
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

     Information about reportable segment revenues and income/(losses) are as follows (in thousands):

	Three Months Ended
	August 3, 2008	July 29, 2007

Revenues:
Optical subsystems and components	$115,774	$96,360
Network performance test systems	12,938	9,375

Total revenues	$128,712	$105,735

Depreciation and amortization expense:
Optical subsystems and components	$6,874	$6,538
Network performance test systems	268	277

Total depreciation and amortization expense	$7,142	$6,815

Operating income (loss):
Optical subsystems and components	$9,488	$(441)
Network performance test systems	471	(1,076)

Total operating income (loss)	9,959	(1,517)

Unallocated amounts:
Amortization of acquired developed technology	(1,246)	(1,729)
Amortization of other intangibles	(268)	(490)
Interest income (expense), net	(3,040)	(2,831)
Other non-operating income (expense), net	57	(133)

Total unallocated amounts	(4,497)	(5,183)

Income (loss) before income taxes	$5,462	$(6,700)

     The following is a summary of total assets by segment (in thousands):

	August 3,	April 30,
	2008	2008
Optical subsystems and components	$403,212	$386,936
Network performance test systems	32,080	39,326
Other assets	67,158	67,225

	$502,450	$493,487

     Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.
     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	August 3,	July 29,
	2008	2007
Revenues from sales to unaffiliated customers:
United States	$36,740	$34,176
Rest of the world	91,972	71,559

	$128,712	$105,735

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	August 3,	April 30,
	2008	2008
Long-lived assets
United States	$173,662	$185,638
Malaysia	31,459	32,553
Rest of the world	6,219	5,422

	$211,340	$223,613

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Three Months Ended
	August 3,	July 29
	2008	2007
Optical subsystems and components	$5,527	$5,900
Network performance test systems	116	110

Total capital expenditures	$5,643	$6,010

13. Warranty
     The Company generally offers a one-year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months Ended
August 3, 2008
Beginning balance at April 30, 2008	$2,132
Additions during the period based on product sold	817
Settlements	(424)
Changes in liability for pre-existing warranties, including expirations	58

Ending balance at August 3, 2008	$2,583

14. Non-recourse Accounts Receivable Purchase Agreement
     On March 14, 2008, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that will be available to the Company through March 13, 2009. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $10 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During the three months ended August 3, 2008 and July 29, 2007, the Company sold approximately $5.2 million and $5.3 million, respectively, of its trade receivables.

15. Restructuring and Product Line Sale
     During the first quarter of fiscal 2009, the Company completed the sale of a product line related to its network performance test systems segment to a third party for an 11% equity interest in the acquiring company in the form of preferred stock and a note convertible into preferred stock. For accounting purposes, no value has been placed on the equity interest due to the uncertainty in the recoverability of this investment and note. The sale included the transfer of certain assets, liabilities and the retention of certain obligations related to the sale of the product line resulting in a net loss of approximately $919,000 which was included in operating expenses.
     As of August 3, 2008, $1.2 million of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to payment obligations under restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006 and the sale of a product line during the first quarter of fiscal 2009.
16. Pending Litigation
     Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”), and July 29, 2007 (the “July 10-Q”), and the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, the Company filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.
     Securities and Exchange Commission Inquiry
     In November 2006, the Company informed the staff of the SEC of the voluntary investigation that had been undertaken by the Audit Committee of its board of directors. The Company was subsequently notified by the SEC that the SEC was conducting an informal inquiry regarding the Company’s historical stock option grant practices. The Company cooperated with the SEC’s review. In a letter dated July 20, 2008, the SEC advised the Company that its investigation had been terminated and that no enforcement action had been recommended.
     Stock Option Derivative Litigation
     Following the Company’s announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company’s historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company’s current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. A hearing on the motions is set for September 26, 2008.

     Trust Indenture Litigation
     On January 4, 2007, the Company received three substantially identical purported notices of default from U.S. Bank Trust National Association, as trustee (the “Trustee”) for the Company’s 2 1 / 2 % Convertible Senior Subordinated Notes due 2010, the Company’s 2 1 / 2 % Convertible Subordinated Notes due 2010 and the Company’s 5 1 / 4 % Convertible Subordinated Notes due 2008 (collectively, the “Notes”). The notices asserted that the Company’s failure to timely file the October 10-Q with the SEC constituted a default under each of the three indentures between the Company and the Trustee governing the respective series of Notes (the “Indentures”). The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture.
     In anticipation of the expiration of the 60-day cure period under the notices on March 5, 2007, and the potential assertion by the Trustee or the noteholders that an “Event of Default” had occurred and a potential attempt to accelerate payment on one or more series of the Notes, on March 2, 2007, the Company filed a lawsuit in the Superior Court of California for the County of Santa Clara against U.S. Bank Trust National Association, solely in its capacity as Trustee under the Indentures, seeking a judicial declaration that the Company was not in default under the three Indentures.
     On March 16, 2007, the Company received three additional notices from the Trustee asserting that “Events of Default” under the Indentures had occurred and were continuing based on its failure to cure the alleged default within the 60-day cure period.
     On April 23, 2007, the Company received three substantially identical purported notices of default from the Trustee for each of the Indentures, asserting that the Company’s failure to timely file the January 10-Q with the SEC constituted a default under each of the Indentures. The notices each indicated that, if the Company did not cure the purported default within 60 days, an “Event of Default” would occur under the respective Indenture.
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
     The Company does not believe that any default under the terms of the Indentures ever occurred. The Company contends that the plain language of each Indenture requires only that the Company file with the Trustee reports that have actually been filed with the SEC, which the Company has done.
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
     On January 2, 2008, the Company received an additional notice from the Trustee alleging that it had defaulted under the Indentures by failing to reimburse the Trustee for attorney and other fees and expenses it has incurred in the dispute. To forestall any efforts by the Trustee to declare an acceleration based on this alleged default, the Company has paid approximately $318,000 in fees and expenses as demanded by the Trustee, under protest and subject to reservation of rights to seek recovery of all amounts paid.
     On June 27, 2008, the Trustee filed an answer to the Company’s complaint in the second declaratory relief action and also filed a counterclaim seeking unspecified damages allegedly suffered by the holders of the Notes, as well as additional attorney’s fees of approximately $270,000. On April 24, 2008, the Trustee filed a motion for summary judgment. The Company filed a cross-motion for summary judgment on June 6, 2008. On August 25, 2008, the Court denied the Trustee’s motion in its entirety and granted the Company’s motion, in part, ruling that the Company had not defaulted under the Indentures and that the Company was responsible to pay reasonable fees incurred by the Trustee. The Court did not make a determination as to the amount of the fees owed.

     Patent Litigation
     DirecTV Litigation
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505, or the ‘505 patent, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict in the amount of 6% compounded annually from April 4, 1999, amounting to approximately $13.4 million. Finally, the Court awarded the Company costs of $147,282 associated with the litigation. The Court declined to award the Company its attorney’s fees. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012. The Court entered final judgment in the Company’s favor and against DirecTV on July 7, 2006. On September 1, 2006, the Court denied DirecTV’s post-trial motions seeking to have the jury verdict set aside or reversed and requesting a new trial on a number of grounds. In another written post-trial motion, DirecTV asked the Court to allow DirecTV to place any amounts owed to the Company under the compulsory license into an escrow account pending the outcome of any appeal and for those amounts to be refundable in the event that DirecTV were to prevail on appeal. The Court granted DirecTV’s motion and payments under the compulsory license were thereafter made into an escrow account pending the outcome of the appeal. As of March 31, 2008, DirecTV had deposited approximately $37 million into escrow.
     DirecTV appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. The Company cross-appealed raising issues related to the denial of the Company’s motion for a permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals were consolidated.
     On April 18, 2008, the appeals court issued its decision affirming in part, reversing in part, and remanding the case for further proceedings before the trial court in Texas. Specifically, the appeals court ruled that the lower court’s interpretation of some of the patent claim terms was too broad and issued its own, narrower interpretation of those terms. The appeals court also determined that one of the seven patent claims (Claim 16) found infringed by the jury was invalid, that DirecTV’s infringement of the ‘505 patent was not willful, and that the trial court did not err in its determination that various claims of the ‘505 patent were invalid for indefiniteness. As a result, the judgment, including the compulsory license, was vacated and the case was remanded to the trial court to reconsider infringement and validity of the six remaining patent claims and releasing to DirecTV the escrow funds it had deposited.
     On May 2, 2008, the Company filed a petition for rehearing requesting the appeals court to reconsider its decision invalidating Claim 16, to reconsider its decision affirming the trial court’s determination of indefiniteness, and to clarify its instructions concerning the scope of further proceeding before the trial court. On May 29, 2008, the appeals court denied the Company’s petition.
     On June 5, 2008, the appeals court restored jurisdiction of the case with the trial court in Texas. Thereafter, the trial court issued an order releasing to DirecTV the funds that it had deposited into escrow. A status conference is scheduled for September 26, 2008, at which time the Company anticipates that the court will set a schedule for further proceedings.
     On July 11, 2008, the United States District Court for the Northern District of California issued an order in the Comcast lawsuit described below in which it held that one of the claims of the ‘505 patent, Claim 25, is invalid. The order in the Comcast lawsuit also, in effect, ruled invalid a related claim, Claim 24, which is one of the six remaining claims of the ‘505 patent that were returned to the trial court for retrial in the DirectTV lawsuit. The Company is in the process of appealing the Comcast ruling.
     Comcast Litigation
     On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”), filed a complaint against the Company in the United States District Court for the Northern District of California, San Francisco Division. Comcast sought a declaratory judgment that the Company’s ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by the Company in its lawsuit against DirecTV. The Company’s motion to dismiss the declaratory judgment action was denied on November 9, 2006. As a result, on November 22, 2006, the Company filed an answer and counterclaim alleging that Comcast infringes the ‘505 patent and seeking damages to be proven at trial. The court held a claim construction hearing and, on April 6, 2007, issued its claim construction ruling. On December 4, 2007, the Court partially stayed the case pending the Federal Circuit’s decision in the DirecTV appeal, but ordered briefing on the issues that were not implicated by the pending DirecTV appeal to continue. On December 6, 2007, Comcast filed summary judgment motions on those issues. These motions sought summary judgment of invalidity and non-infringement of the patent as well as a limitation on damages until after the commencement of the lawsuit on July 7, 2006. Determination of the validity and infringement issues was deferred until the issuance of the Federal Circuit decision in the DirecTV appeal. Summary judgment on the issue of laches was granted, limiting damages to the period after November 22, 2006, the date the Company filed its cross-complaint. Post-complaint alleged damages are still very substantial.
     At a status conference held on April 24, 2008, the Court accepted the Company’s proposal to narrow the issues for trial and proceed only with the Company’s principal claim (Claim 25), subject to the Company providing a covenant not to sue Comcast on the other previously asserted claims. On May 22, 2008, Comcast filed its renewed motion for summary judgment of invalidity and non-infringement. On July 11, 2008, the Court issued an order granting Comcast’s motion for summary judgment on the basis of invalidity and also entered a final judgment in favor of Comcast. On July 25, 2008 the Company filed its notice of appeal to the Federal Circuit. The Company is in the process of preparing its appeal brief which is due October 7, 2008. Oral argument at the Federal Circuit is expected early in 2009.
     On July 25, 2008, Comcast filed motions seeking to recover $139,000 in attorneys’ fees accrued after the Federal Circuit decision in the DirecTV case and costs of $224,000 incured by it from inception of the case. The Company has filed objections to Comcast’s motions, opposing the proposed award of attorneys’ fees and seeking to reduce the alleged costs by $173,000.
     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”), filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties’ stipulation to stay the case pending issuance of the Federal Circuit’s mandate in the DirecTV case.
     XM/Sirius Litigation
     On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). Judge Clark, the same judge who presided over the DirecTV trial, has been assigned to the case. The lawsuit alleges that XM and Sirius have infringed and continue to infringe the Company’s ‘505 patent and seeks an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The defendants filed an answer denying infringement of the ‘505 patent and asserting invalidity and other defenses. The defendants also moved to stay the case pending the outcome of the DirecTV appeal and the re-examination of the ‘505 patent described below. Judge Clark denied defendants’ motion for a stay. The claim construction hearing was held on February 5, 2008, and the trial was set for September 15, 2008. Judge Clark delayed entering a claims construction order, in anticipation of an opinion from the Federal Circuit in the DirecTV appeal. The Federal Circuit entered its decision in the DirecTV appeal on April 18, 2008. At around the same time, the United States Patent and Trademark Office (the “PTO”), issued its initial office action in the re-examination proceeding of the ‘505 patent rejecting a number of claims in light of prior art. Subsequently, the Company moved without opposition to stay the case pending further action in the DirecTV case on remand and re-examination. The Court granted the motion and stayed the case until further order.
     Requests for Re-Examination of the ‘505 Patent
     Three requests for re-examination of the Company’s ‘505 patent have been filed with the PTO. The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO granted the requests, and the three proceedings have been combined into a single re-examination. On February 18, 2008, the PTO issued the first substantive office action rejecting 17 of the 48 claims of the reexamined patent. The Company filed a response to the office action on May 5, 2008. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits. Resolution of the re-examination of the ‘505 Patent is likely to take more than six months.
     Securities Class Action
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in

November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, the Company would be responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which may be up to $2 million. The timing and amount of payments that the Company could be required to make under the proposed settlement would depend on several factors, principally the timing and amount of any payment that the insurers may be required to make pursuant to the $1 billion guaranty. The Court gave preliminary approval to the settlement in February 2005 and held a hearing in April 2006 to consider final approval of the settlement. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of the plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. After several months of considering the impact of the Court of Appeals ruling, the parties have now officially withdrawn the prior settlement. Since then, the plaintiffs filed amended complaints in certain focus or test cases in an attempt to comply with the decision of the Second Circuit Court of Appeals. On March 26, 2008, the Court denied in part and granted in part the motions to dismiss these amended complaints on substantially the same grounds as set forth in its prior opinion. Because of the inherent uncertainty of litigation, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     Section 16(b) Lawsuit
     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of the Company’s common stock against two investment banking firms that served as underwriters for the initial public offering of the Company’s common stock in November 1999. None of the Company’s officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and the Company’s principal shareholders constituted a “group” that owned in excess of 10% of the Company’s outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. This case is one of 55 lawsuits containing similar allegations relating to initial public offerings of technology company issuers. On July 25, 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion to dismiss is to be completed by October 23, 2008. A ruling on the motion is expected by November 24, 2008.
17. Guarantees and Indemnifications
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
     During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (see Note 3. Installment Loan) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans.
     The Company believes the fair value of these indemnification agreements and loan guarantees is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of August 3, 2008. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and payments under the loans are expected to be paid when due.
18. Subsequent Events
Completion of Combination with Optium Corporation
     On May 15, 2008, the Company entered into a merger agreement with Optium Corporation (“Optium”), a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems. The Company’s management and board of directors believed that the combination of the two companies will create the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. On August 29, 2008, the Company consummated the combination with Optium through the merger of Optium with a wholly-owned subsidiary of the Company following approval by the stockholders of both companies.
     Under the terms of the merger agreement, Optium stockholders received 6.262 shares of the Company’s common stock for each share of Optium common stock they owned. Optium options and warrants represent a corresponding right to acquire a number of shares of the Company’s common stock based on the exchange ratio. The Company issued 160,808,659 shares of its common stock for all of the outstanding shares of Optium Corporation on August 29, 2008. The Company’s shareholders now own approximately 65% of the combined company, and Optium shareholders now own approximately 35%. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. The Company will account for this acquisition under the purchase method and the results of operations of Optium (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired will be included in the optical subsystems and components segment of the Company’s consolidated financial statements beginning in the second quarter of fiscal 2009.
     Jerry S. Rawls, Chairman, President and Chief Executive Officer of the Company, remains as the executive Chairman of the Company’s board of directors. Eitan Gertel, Chairman, President and Chief Executive Officer of Optium, became Chief Executive Officer of the Company. Under the merger agreement, the Company agreed to increase the size of its board of directors by two members, to a total of nine members, and to appoint three current members of the Optium board of directors to serve on the its board. To create the third vacancy on the Company’s board, director Frank H. Levinson resigned effective immediately prior to the merger. Mr. Gertel has joined the Company’s board of directors, along with former Optium directors Morgan Jones and Christopher Crespi.

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
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April  30, 2008 other than the adoption of SFAS No. 157 (see Note 1 to Condensed Consolidated Financial Statements).

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	August 3,	July 29,
	2008	2007
	(Unaudited)
Revenues
Optical subsystems and components	89.9%	91.1%
Network performance test systems	10.1	8.9

Total revenues	100.0	100.0
Cost of revenues	60.6	67.8
Amortization of acquired developed technology	1.0	1.6

Gross profit	38.4	30.6

Operating expenses:
Research and development	16.1	16.6
Sales and marketing	7.9	9.5
General and administrative	7.6	7.6
Amortization of purchased intangibles	0.2	0.4

Total operating expenses	31.8	34.1

Income (loss) from operations	6.6	(3.5)
Interest income	0.8	1.3
Interest expense	(3.1)	(4.0)
Other income (expense), net	0.0	(0.1)

Income (loss) before income taxes	4.3	(6.3)
Provision for income taxes	0.6	0.6

Net Income (loss)	3.7%	(6.9)%

     Revenues. Revenues increased $23.0 million, or 21.7%, to $128.7 million in the quarter ended August 3, 2008 compared to $105.7 million in the quarter ended July 29, 2007. Sales of optical subsystems and components and network performance test systems represented 89.9 % and 10.1%, respectively, of total revenues in the quarter ended August 3, 2008, compared to 91.1% and 8.9%, respectively, in the quarter ended July 29, 2007.
     Optical subsystems and components revenues increased $19.4 million, or 20.1%, to $115.8 million in the quarter ended August 3, 2008 compared to $96.4 million in the quarter ended July 29, 2007. While total optical subsystem revenues increased, we also experienced large fluctuations within individual product categories. Sales of new products for 10/40 Gbps applications for both LAN/SAN and longer distance MAN applications increased $14 million in the quarter ended August 3, 2008 while sales of products for shorter distance LAN/SAN applications less than 10 Gbps increased $4.5 million.
     Network performance test systems revenues increased $3.6 million, or 37.2%, to $12.9 million in the quarter ended August 3, 2008 compared to $9.4 million in the quarter ended July 29, 2007. The increase was primarily due to the recent introduction of several new products for testing 8 Gbps Fibre Channel, 3/6 Gbps SAS/SATA, and 10 Gbps Fibre Channel over Ethernet products being developed and used at OEM system manufacturers.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $483,000, or 27.9%, in the quarter ended August 3, 2008 to $1.2 million compared to $1.7 million in the quarter ended July 29, 2007. The decrease was primarily due to the full amortization during fiscal 2008 of certain assets associated with the Honeywell, Infineon, and InterSan acquisitions.
     Gross Profit. Gross profit increased $17.1 million, or 53.0%, to $49.4 million in the quarter ended August 3, 2008 compared to $32.3 million in the quarter ended July 29, 2007. Gross profit as a percentage of total revenue was 38.4 % in the quarter ended August 3, 2008 compared to 30.6% in the quarter ended July 29, 2007. We recorded charges of $2.6 million for obsolete and excess inventory in the quarter ended August 3, 2008 compared to $3.8 million in the quarter ended July 29, 2007. We sold inventory that was written-off in previous periods resulting in a benefit of $1.8 million in the quarter ended August 3, 2008 and $1.7 million in the quarter ended July 29, 2007. As a result, we recognized a net charge of $800,000 in the quarter ended August 3, 2008 compared to $2.1 million in the quarter ended July 29, 2007. Manufacturing overhead includes stock-based compensation charges of $856,000 in the quarter ended August 3, 2008 and $722,000 in the quarter ended July 29, 2007. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $ 51.2 million, or 39.8% of revenue, in the quarter ended August 3, 2008 compared to $36.9 million, or 34.9% of revenue in the quarter ended July 29, 2007. The increase in adjusted gross profit margin was primarily due to a more favorable product mix resulting from increased sales of higher margin network performance test systems and optical subsystems for 10/40 Gbps applications, as well as cost efficiencies associated with higher shipment volumes.

     Research and Development Expenses. Research and development expenses increased $3.3 million, or 18.7%, to $20.8 million in the quarter ended August 3, 2008 compared to $17.5 million in the quarter ended July 29, 2007. The increase was primarily due to an increase in employee related expenses of $1.5 million and increases in the costs of development materials and outside services totaling $960,000. Included in research and development expenses were stock-based compensation charges of $1.1 million in the quarter ended August 3, 2008 and $955,000 in the quarter ended July 29, 2007. Research and development expenses as a percent of revenues decreased to 16.1 % in the quarter ended August 3, 2008 compared to 16.6% in the quarter ended July 29, 2007.
     Sales and Marketing Expenses. Sales and marketing expenses increased $93,000, or 0.9%, to $10.1 million in the quarter ended August 3, 2008 compared to $10.1 million in the quarter ended July 29, 2007. The increase in sales and marketing expenses was primarily due to personnel related costs added in the last half of the 2008 fiscal year in anticipation of revenue growth. Included in sales and marketing expenses were stock-based compensation charges of $517,000 in the quarter ended August 3, 2008 and $451,000 in the quarter ended July 29, 2007. Sales and marketing expenses as a percent of revenues decreased to 7.9% in the quarter ended August 3, 2008 compared to 9.5% in the quarter ended July 29, 2007.
     General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 22.5%, to $9.8 million in the quarter ended August 3, 2008 compared to $8.0 million in the quarter ended July 29, 2007. The increase was primarily due to legal costs of ongoing litigation of approximately $524,000, general corporate legal cost of $307,000, and non-cash charges of $919,000 related to the sale of a product line. Included in general and administrative expenses were stock-based compensation charges of $576,000 in the quarter ended August 3, 2008 and $631,000 in the quarter ended July 29, 2007. General and administrative expenses as a percent of revenues stayed the same as 7.6% in the quarter ended August 3, 2008 as in the quarter ended July 29, 2007.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $222,000, or 45.3%, to $268,000 in the quarter ended August 3, 2008 compared to $490,000 in the quarter ended July 29, 2007. The decrease was primarily due to the full amortization of certain assets associated with the AZNA and Kodeos acquisitions.
     Interest Income. Interest income decreased $447,000, or 31.6%, to $968,000 in the quarter ended August 3, 2008 compared to $1.4 million in the quarter ended July 29, 2007. The decrease in the quarter ended August 3, 2008 was due primarily to a decrease in interest rates.
     Interest Expense. Interest expense decreased $238,000, or 5.6%, to $4.0 million in the quarter ended August 3, 2008 compared to $4.2 million in the quarter ended July 29, 2007. The decrease was primarily related to repayments on the outstanding convertible subordinated notes. Of the total interest expense for the quarters ended August 3, 2008 and July 29, 2007, approximately $2.2 million and $2.6 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and $1.1 million and $1.2 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Other Income (Expense), Net. Other income was $57,000 in the quarter ended August 3, 2008 compared to $133,000 in the quarter ended July 29, 2007. Other income consisted primarily of a $1.1 million gain recorded upon the expiration of an option we had granted to a third party to purchase equity securities in an investee company. This income was largely offset by the other-than-temporary impairment recognized on the value of those equity securities as well as by a net loss of $343,000 on the sale of our corporate headquarters which was recognized in the quarter ended August 3, 2008. Other expense primarily consists of subordinated loan costs offset in fiscal 2008 period by the gain on the sale of an equity investment.
     Provision for Income Taxes. We recorded income tax provisions of $746,000 and $621,000, respectively, for the quarters ended August 3, 2008 and July 29, 2007. The income tax provision for each of these periods was primarily the result of establishing a deferred tax liability to reflect tax amortization of goodwill for which no book amortization has occurred. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. As a result, we did not record any income tax benefit in the three month periods ended August 3, 2008 and July 29, 2007. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At August 3, 2008, cash, cash equivalents and short-term and long-term available-for-sale investments were $125.9 million compared to $119.3 million at April 30, 2008. Of this amount, long-term available-for-sale investments totaled $7.5 million, which consisted of readily saleable debt securities. At August 3, 2008, total short- and long-term debt was $266.3 million, compared to $257.6 million at April 30, 2008.
     Net cash provided by operating activities totaled $4.7 million in the quarter ended August 3, 2008, compared to $4.5 million in the quarter ended July 29, 2007. Cash provided by operating activities in the quarter ended August 3, 2008 primarily consisted of operating income adjusted for depreciation, amortization and non-cash related items in the income statement totaling $18.5 million and offset by $13.8 million in additional working capital which was primarily related to increases in inventory, accounts receivable, and other assets and a decrease in accrued compensation, offset by increase in accounts payable and deferred revenue. Cash provided by operating activities for the quarter ended July 29, 2007 was primarily a result of operating losses adjusted for depreciation, amortization and non-cash related items in the income statement totaling $5.5 million offset by $1.0 million in additional working capital most of which was related to an increase in accounts receivable and a decrease in accounts payable.
     Net cash provided by investing activities totaled $1.8 million in the quarter ended August 3, 2008 compared to net cash used in investing activities of $8.0 million in the quarter ended July 29, 2007. Net cash provided by investing activities in the quarter ended August 3, 2008 was primarily related to the net maturities of available-for-sale investments offset by purchases of equipment to support production expansion. Cash invested in the quarter ended July 29, 2007 was primarily related equipment purchases to support production expansion and the purchase of short-term investments.
     Net cash provided by financing activities totaled $10.5 million in the quarter ended August 3, 2008 compared to net cash used in financing activities of $549,000 in the quarter ended July 29, 2007. Cash provided by financing activities for the quarter ended August 3, 2008 primarily reflected proceeds of $20 million from bank borrowings and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $3.1 million, partially offset by repayments on borrowings of $12.5 million. Cash used in financing activities for the quarter ended July 29, 2007 was due to repayments of borrowings.
     Our outstanding 5 1/4% convertible subordinated notes, in the principal amount of $92 million are payable on October 15, 2008. We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to repay these notes and to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations and Commercial Commitments
     At August 3, 2008, we had contractual obligations of $330.4 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$5,286	$5,286	$—	$—	$—
Long-term debt	19,855	—	11,105	8,000	750
Convertible debt	242,026	92,026	150,000	—	—
Interest on debt	14,068	7,215	6,232	599	22
Operating leases	47,179	5,805	9,203	7,232	24,939
Purchase obligations	1,995	1,995	—	—	—

Total contractual obligations	$330,409	$112,327	$176,540	$15,831	$25,711

     Short-term debt of $5.3 million represents the current portion of a note payable to a financial institution and a loan from a Malaysian bank.
     Long-term debt consists of the long-term portion of a note payable to a financial institution and a loan from a Malaysian bank in the principal amount of $19.9 million.
     Convertible debt consists of two series of convertible subordinated notes in the aggregate principal amount of $92.0 million due October 15, 2008 and $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $100.0 million due October 15, 2010. The notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Annual interest payments on the convertible subordinated notes are approximately $ 8.5 million.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $2.0 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of August 3, 2008.
     On March 14, 2008, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that will be available through March 13, 2009. Under the terms of the amended agreement, Silicon Valley Bank is providing a $10.5 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. Outstanding letters of credit secured by this agreement at August 3, 2008 totaled $9.4 million.
     On March 14, 2008, we also entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank is providing a $50 million revolving line of credit that will be available to us through March 13, 2009. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank’s prime rate or the LIBOR rate plus 2.5%. The agreement is subject to certain financial covenants that may restrict our ability to borrow under this line of credit. At August 3, 2008, there was no balance outstanding under this line of credit.
Off-Balance-Sheet Arrangements
     At August 3, 2008 and April 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     There has been no material change in our interest rate exposure since April 30, 2008.
Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to “Part I, Item I, Financial Statements – Note 16. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended August 3, 2008.
Item 1A. Risk Factors
     On August 29, 2008, we consummated a combination with Optium Corporation through the merger of Optium with a wholly-owned subsidiary of Finisar. The completion of the merger gave rise to a number of special risks and uncertainties that are described below under the heading “We are subject to a number of special risks as a result of our recently completed combination with Optium.” In addition to these specific merger-related risks, the combination of Optium’s business and operations with Finisar’s resulted in a number of changes in the risk factors previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, and the addition of several new risk factors. Accordingly, the following discussion updates and replaces the disclosure contained in the Annual Report on Form 10-K.
  We are subject to a number of special risks as a result of our recently completed combination with Optium.
     On May 15, 2008, we entered into an agreement with Optium Corporation, providing for the merger of Optium and a subsidiary of Finisar, with Optium surviving as a subsidiary of Finisar. The merger was consummated on August 29, 2008, and, pursuant to the merger, we issued approximately 161 million shares of Finisar common stock to the former stockholders of Optium.

Our future results of operation will be substantially influenced by the operations of the former Optium business, and, as a result of the merger, we will be subject to a number of special risks and uncertainties, including the following:
•	Failure to achieve the strategic objectives of the merger could have a material adverse effect on our revenues, operating results and expense levels. We expect the merger to be dilutive to our earnings per share during the 12 months following the closing and accretive thereafter. In the event that estimated pre-tax cost synergies are not realized, the merger may be substantially dilutive to our earnings per share thereafter as well. In addition, we cannot assure you that our growth rate will equal the historical growth rate experienced by either Finisar or Optium prior to the merger.

•	We will face significant challenges in integrating the organizations and operations of Finisar and Optium in a timely and efficient manner. The integration of the two companies will be complex and time consuming and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating Optium into Finisar could have a material adverse effect on our operating results and our stock price, and could result in a delay or even the inability to achieve the anticipated benefits of the merger. Failure to successfully integrate the operations of the two companies could have a material adverse effect on our business and operating results.

•	To be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. Our employees may experience uncertainty about their future role both before and after strategies with regard to the combined company are announced or executed. This potential uncertainty may adversely affect our ability to attract and retain key personnel. We must continue to motivate our employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger or the loss of key employees due to such uncertainties.

•	As a result of the merger, Finisar has become a substantially larger organization. We may face challenges inherent in efficiently managing our enlarged workforce of approximately 5,000 employees located in a total of 14 facilities around the world, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage these geographically more diverse locations and substantially larger combined workforce could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.

•	We may incur charges to operations, in amounts that are not currently reasonably estimable, in the quarter in which the merger was completed or in subsequent quarters, to reflect costs associated with the valuation of the merger and the integration of the two companies. Unanticipated costs associated with the merger, if significant, could adversely affect our future liquidity and operating results.

•	As of May 3, 2008, Optium had U.S. net operating loss, or NOL, carryforwards of approximately $20.0 million for federal and $7.3 million for state tax purposes expiring through its fiscal year ending July 2025. These NOL carryforwards represent an asset to the extent they can be utilized to reduce future cash income tax payments. The merger likely resulted in an ownership change under Section 382 of the Internal Revenue Code, limiting the use of the Optium NOL carryforwards to offset future taxable income of the combined company. A limitation on the use of the Optium NOL carryforwards may increase the combined company’s costs and expenses if the Optium NOLs are not available to reduce the combined company’s future income tax liabilities. The utilization of Optium’s NOL carryforwards depends on the timing and amount of taxable income earned in the future, which we are unable to predict. In addition, the combined company’s effective tax rates may be affected by the timing of income recognition and limitations, if any, resulting from ownership changes.
Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our stock.
     The quarterly operating results of both Finisar and Optium have varied significantly due to a number of factors, including:
•	fluctuation in demand for their products;

•	the timing of new product introductions or enhancements by both companies and their competitors;

•	the level of market acceptance of new and enhanced versions of their products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for their products;

•	pricing policy changes by both companies and their competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating their optical components and subsystems.
We expect that the operating results of the combined company will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:
•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.
Our operating results could also be harmed by:
•	economic conditions generally or in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers’ products, particularly the data storage and networking and telecommunications components markets.
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
     As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indications of future performance. Any shortfall in revenues or net income from levels expected by the investment community could cause a decline in the trading price of our stock.

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes.
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our 5 1/4% convertible subordinated notes due October 15, 2008 totaling $92 million, our outstanding 2 1/2% convertible senior subordinated notes due October 15, 2010 totaling $100 million, and our 2 1/2% convertible subordinated notes due October 15, 2010 totaling $50 million. In addition, the $100 million in principal amount of our 2 1/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. Our existing balances of cash, cash equivalents and short-term investments are sufficient to repay the notes that mature in October 2008. However, we may not be able to cover our future debt service obligations from our cash flow. This may materially hinder our ability to make payments on the notes due in 2010. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes due in 2010.
If we are unsuccessful in pending litigation, our payment obligations under our outstanding convertible subordinated notes could be accelerated.
     The trustee for all of our outstanding convertible subordinated notes has notified us that, in the opinion of the trustee, we were in default under the indentures governing the respective series of notes as a result of our failure to timely file periodic reports with the SEC. Although neither the trustee nor the holders of any of the notes have declared the unpaid principal, and accrued interest, on any of the notes to be due and payable, the trustee has stated in its notices that it reserves the right to exercise all available remedies, which, if we are in fact in default, would include acceleration of the notes. We do not believe that we were in default under the terms of the indentures on the basis that the plain language of each indenture requires only that we file with the trustee reports that have actually been filed with the SEC and that, since the reports in question had not yet been filed with the SEC at the time of the trustee’s notices, we were under no obligation to file them with the trustee. In anticipation of the assertion by the trustee or the noteholders that “Events of Default” had occurred, and a potential attempt to accelerate payment on one or more series of the notes, we instituted litigation seeking a judicial declaration that we are not in default under the indentures. We have since filed all of our previously-delayed periodic reports with the SEC and the trustee. The trial court has granted summary judgment in our favor, ruling that we are not in default under the indentures; however, it is possible that the trustee may appeal the trial court’s ruling. Should we ultimately be unsuccessful in this litigation, the trustee or the noteholders could attempt to accelerate payment on one or more series of the notes. As of August 3, 2008, there was $242.0 million in aggregate principal amount of notes outstanding and an aggregate of approximately $3.3 million in accrued interest.
We may not be able to obtain additional capital in the future, and failure to do so may harm our business.
     We believe that our existing balances of cash, cash equivalents and short-term investments will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding convertible subordinated notes. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.
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

If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components or in the final assembly and test of our transceiver products, we may lose sales and damage our customer relationships.
     Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components including all of the short wavelength VCSEL lasers incorporated in transceivers used for LAN/SAN applications at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility located in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.
We may lose sales if our suppliers or independent contractors fail to meet our needs.
     We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key subassemblies, including printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. We have encountered shortages and delays in obtaining components in the past and expect to encounter additional shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.
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
We are dependent on widespread market acceptance of our optical subsystems and components, and our revenues will decline if the markets for these products do not expand as expected.
     We currently derive a substantial majority of our revenue from sales of our optical subsystems and components. We expect that revenue from these products will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept our optical subsystems and components, our revenues will decline significantly. Our future success ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video and other data delivered over high-bandwidth network systems as well as commitments by network systems vendors to invest in the expansion of the global information network. As network usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without network and bandwidth growth, the need for optical subsystems and components, and hence our future growth as a manufacturer of these products, and systems that test these products, will be jeopardized, and our business would be significantly harmed.

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
     A small number of customers have consistently accounted for a significant portion of the revenues of both Finisar and Optium. For example, sales to Finisar’s top five customers represented 42% of Finisar’s revenues in fiscal 2008, and for the nine months ended July 28, 2007, Optium generated 67% of its revenues from its four largest end customers. Our success will depend on our continued ability to develop and manage relationships with significant customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
     The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Similarly, Optium has depended primarily on a limited number of major carrier customers for the sale of its products in the telecommunications market. Recent consolidation of Optium’s customer base and the risk of further consolidation may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented over the past several years, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.
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
     Sales are typically made pursuant to inventory hub arrangements under which customers may draw down inventory to satisfy their demand as needed or pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers. If our major customers stop purchasing our products for any reason, our business and results of operations would be harmed.
The markets for our products are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.
     The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communications, telecommunications and cable TV networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:
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
     The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit will not be realized if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.
Continued competition in our markets may lead to a reduction in our prices, revenues and market share.
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components and network performance test systems are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, Capella Intelligent Subsystems, CoAdna Photonics, Emcore, Fujitsu Computer Systems, JDS Uniphase, Opnext, Oplink, StrataLight Communications, Sumitomo, and a number of smaller vendors. For network performance test systems, we compete primarily with Agilent Technologies and LeCroy. BKtel, Emcore, Olson Technology and Yagi Antenna are our main competitors with respect to our cable TV products. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.
Decreases in average selling prices of our products may reduce our gross margins.
     The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. Therefore, in order to achieve and sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.
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
     Our gross profit margins vary among our product families, and are generally higher on our network performance test systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN or SAN applications. Gross margins on individual products fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.
Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable.
     The period of time between our initial contact with a customer and the receipt of an actual purchase order may span a year or more. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using the products in their equipment. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial research and development and sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.
We depend on facilities located outside of the United States to manufacture a substantial portion of our products, which subjects us to additional risks.
     In addition to our principal manufacturing facility in Malaysia, Finisar operates smaller facilities in China and Singapore. As a result of the Optium merger, we now operate additional facilities in Australia and Israel. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
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
     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringit, the Chinese yuan, the Australian dollar and the Israeli shekel. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.
Our business and future operating results are subject to a wide range of uncertainties arising out of the continuing threat of terrorist attacks and ongoing military actions in the Middle East.
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
•	increased risks related to the operations of our manufacturing facilities in Malaysia;

•	greater risks of disruption in the operations of our China, Singapore, and Israeli facilities and our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.
Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.
     In addition to our recent combination with Optium, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.
     The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 17 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in any future transaction would dilute our stockholders’ percentage ownership.
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

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.
     Through fiscal 2008, we made minority equity investments in early-stage technology companies, totaling approximately $55 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $14.3 million in such investments remaining on our balance sheet as of August 3, 2008 in future periods.
We will lose sales if we are unable to obtain government authorization to export certain of our products, and we would be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
     Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF over fiber products, as well as certain products developed with government funding, are currently subject to ITAR.
     Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
     During mid-2007, Optium became aware that certain of its analog RF over fiber products may, depending on end use and customization, be subject to ITAR. Accordingly, Optium filed a detailed voluntary disclosure with the United States Department of State, describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, and related technical data and defense services. Optium may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in the workplace. Optium has provided additional information upon request to the Department of State with respect to this matter. The Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances. We nevertheless could be subject to continued investigation and potential regulatory consequences related to these possible violations ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions.
We are subject to other pending legal proceedings.
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
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against Finisar. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. We cannot predict whether these actions are likely to result in any material recovery by, or expense to, us. We expect to continue to incur legal fees in responding to these lawsuits, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of defending such litigation may be significant. The amount of time to resolve these and any additional lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
Because of competition for technical personnel, we may not be able to recruit or retain necessary personnel.
     We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we may need to increase the number of technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. In making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our common stock may adversely affect our ability to attract or retain technical personnel. Furthermore, changes to accounting principles generally accepted in the United States relating to the expensing of stock options may limit our ability to grant the sizes or types of stock awards that job candidates may require to accept employment with us. Our failure to attract and retain these qualified employees could significantly harm our business. The loss of the services of any of our qualified employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could hinder the development and introduction of and negatively impact our ability to sell our products. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have been subject to claims of this type and may be subject to such claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.
Our failure to protect our intellectual property may significantly harm our business.
     Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Additionally, significant technology used in the product lines obtained as a result of the Optium merger is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult and expensive. We are currently engaged in pending litigation to enforce certain of our patents, and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. In connection with the pending litigation, substantial management time has been, and will continue to be, expended. In addition, we have incurred, and we expect to continue to incur, substantial legal expenses in connection with these pending lawsuits. These costs and this diversion of resources could significantly harm our business.
Claims that we infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.
     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and are currently defending a patent infringement lawsuit filed against Optium by JDS Uniphase Corporation and EMCORE Corporation. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.
     Numerous patents in our industry are held by others, including academic institutions and competitors. Optical subsystem suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products. Licenses granting us the right to use third party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results.
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
Our business and future operating results may be adversely affected by events outside our control.
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

     We currently have outstanding 5 1/4% convertible subordinated notes due 2008 in the principal amount of $92 million, 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million, and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The 5 1/4% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $5.52 per share. The $50 million in principal amount of our 2 1/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $100 million in principal amount of our 2 1/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. It is presently our intent to pay off the remaining balance of our 5.25% convertible notes in October 2008 with cash. .However, an aggregate of approximately 23,660,000 shares of common stock would be issued upon the conversion of all other outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.
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
We do not currently intend to pay dividends on Finisar common stock and, consequently, a stockholder’s ability to achieve a return on such stockholder’s investment will depend on appreciation in the price of the common stock.

     We have never declared or paid any cash dividends on Finisar common stock and we do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, a stockholder is not likely to receive any dividends on such stockholder’s common stock for the foreseeable future.
Our stock price has been and is likely to continue to be volatile.
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
     Part of this volatility is attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the prices of our common stock regardless of our operating performance. If any of the foregoing occurs, our stock price could fall and we may be exposed to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

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
Chairman of the Board

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: September 12, 2008

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