Form 10-Q
period 2008-11-02
FINISAR CORP
filed 2008-12-17
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 30, 2008, there were 473,029,737 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 2, 2008

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements:	4
Condensed Consolidated Balance Sheets as of November 2, 2008 and April 30, 2008	4
Condensed Consolidated Statements of Operations for the three and six month periods ended November 2, 2008 and October 28, 2007	5
Condensed Consolidated Statements of Cash Flows for the six month periods ended November 2, 2008 and October 28, 2007	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosure About Market Risk	42
Item 4. Controls and Procedures	42
PART II OTHER INFORMATION
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 4. Submission of Matters to a Vote of Security Holders	56
Item 6. Exhibits	57
Signatures	61
EX-10.55
EX-10.56
EX-10.57
EX-10.58
EX-10.59
EX-10.60
EX-18
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2, 2008	April 30, 2008
	(In thousands, except share and per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,192	$79,442
Short-term available -for-sale investments	7,382	30,577
Accounts receivable, net of allowance for doubtful accounts of $910 and $635 at November 2, 2008 and April 30, 2008	94,737	48,005
Accounts receivable, other	10,237	12,408
Inventories	120,873	82,554
Prepaid expenses	9,054	7,652

Total current assets	286,475	260,638
Long-term available-for-sale investments	326	9,236
Property, plant and improvements, net	92,136	89,847
Purchased technology, net	21,200	11,850
Other intangible assets, net	15,982	3,899
Goodwill	59,589	88,242
Minority investments	14,289	13,250
Other assets	3,552	3,241

Total assets	$493,549	$480,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,599	$43,040
Accrued compensation	17,621	14,397
Other accrued liabilities	36,413	23,397
Deferred revenue	4,922	5,312
Current portion of other long-term liabilities	6,085	2,436
Convertible notes, net of beneficial conversion feature of $0 and $2,026 at November 2, 2008 and April 30, 2008	—	101,918
Non-cancelable purchase obligations	5,326	3,206

Total current liabilities	142,966	193,706
Long-term liabilities:
Convertible notes	150,000	150,000
Other long-term liabilities	22,217	18,911
Deferred income taxes	1,190	8,903

Total long-term liabilities	173,407	177,814
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at November 2, 2008 and April 30, 2008	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 473,029,712 shares issued and outstanding at November 2, 2008 and 308,839,226 shares issued and outstanding at April 30, 2008	473	309
Additional paid-in capital	1,801,642	1,540,241
Accumulated other comprehensive income	2,726	12,973
Accumulated deficit	(1,627,665)	(1,444,840)

Total stockholders’ equity	177,176	108,683

Total liabilities and stockholders’ equity	$493,549	$480,203

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Revenues
Optical subsystems and components	$147,746	$90,930	$263,520	$187,290
Network test systems	11,760	9,769	24,698	19,144

Total revenues	159,506	100,699	288,218	206,434
Cost of revenues	109,859	67,180	187,903	138,883
Amortization of acquired developed technology	1,503	1,729	2,749	3,458

Gross profit	48,144	31,790	97,566	64,093

Operating expenses:
Research and development	24,868	17,630	45,641	35,132
Sales and marketing	10,552	9,178	20,701	19,234
General and administrative	11,728	11,914	22,225	20,732
Acquired in-process research and development	10,500	—	10,500	—
Amortization of purchased intangibles	753	490	1,021	980
Impairment of goodwill and intangible assets	178,768	—	178,768	—

Total operating expenses	237,169	39,212	278,856	76,078

Loss from operations	(189,025)	(7,422)	(181,290)	(11,985)

Interest income	657	1,537	1,625	2,952
Interest expense	(2,878)	(4,358)	(6,886)	(8,604)
Other income (expense), net	(3,328)	85	(3,271)	(48)

Loss before income taxes	(194,574)	(10,158)	(189,822)	(17,685)
Provision for (benefit from) income taxes	(7,743)	655	(6,997)	1,276

Net loss	$(186,831)	$(10,813)	$(182,825)	$(18,961)

Net loss per share — basic and diluted	$(0.44)	$(0.04)	$(0.50)	$(0.06)

Shares used in computing net loss per share — basic and diluted	426,601	308,635	367,115	308,634
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	November 2, 2008	October 28, 2007
Operating activities
Net loss	$(182,825)	$(18,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,395	12,312
Stock-based compensation expense	6,827	5,290
Amortization of beneficial conversion feature of convertible notes	1,817	2,453
Amortization of purchased technology and finite lived intangibles	1,021	980
Amortization of acquired developed technology	2,749	3,458
Amortization of discount on restricted securities	—	(11)
Loss (gain) on sale or retirement of assets	395	(290)
Loss on debt extinguishment	232	—
Gain on remeasurement of derivative liability	(1,135)	—
Loss (gain) on sale of equity investment	12	(184)
Loss on sale of a product line	919	—
Other than temporary decline in fair market value of equity security	1,920	—
Impairment of goodwill	178,768	—
Acquired in-process research and development	10,500	—
Changes in operating assets and liabilities:
Accounts receivable	(17,450)	1,506
Inventories	(5,718)	(663)
Other assets	(1,511)	701
Deferred income taxes	(7,846)	1,088
Accounts payable	(104)	(9,214)
Accrued compensation	1,741	(75)
Other accrued liabilities	(3,046)	3,139
Deferred revenue	(286)	59

Net cash provided by operating activities	1,375	1,588

Investing activities
Purchases of property, equipment and improvements	(15,532)	(11,020)
Sale (purchase) of short and long-term investments, net	30,684	(920)
Maturity of restricted securities	—	625
Proceeds from sale of property and equipment	—	420
Proceeds from sale of equity investment	90	556
Purchase of subsidiaries, net of cash assumed	30,101	—

Net cash provided by (used in) investing activities	45,343	(10,339)

Financing activities
Repayment of convertible notes related to acquisition	(11,918)	—
Proceeds from term loan	19,968	—
Repayments of liability related to sale-leaseback of building	(101)	(172)
Repayments of borrowings	(1,241)	(934)
Repayment of convertible notes	(92,026)	—
Proceeds from exercise of stock options and stock purchase plan	3,350	—

Net cash used in financing activities	(81,968)	(1,106)

Net decrease in cash and cash equivalents	(35,250)	(9,857)
Cash and cash equivalents at beginning of period	79,442	56,106

Cash and cash equivalents at end of period	$44,192	$46,249

Supplemental disclosure of cash flow information
Cash paid for interest	$3,749	$4,717

Cash paid for taxes	$266	$297

Issuance of common stock and assumption of options and warrants in connection with merger	$251,382	$—

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Summary of Significant Accounting Policies
Description of Business
     Finisar Corporation is a leading provider of optical subsystems and components that provide the fundamental optical-electrical interface for connecting equipment used in building a wide range of communication networks including local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. Our optical subsystems consist primarily of transceivers and transponders. These products rely on the use of digital and analog radio frequency, or RF, semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. We also provide wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs, and linecards that enable network operators to switch wavelengths in MAN and WAN networks without the need for converting to an electrical signal. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include an internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Tellabs and Qlogic.
     We also provide network test systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.
     On August 29, 2008, we completed a business combination with Optium Corporation (“Optium”), a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems (see note 2, “Business Combinations”). The combination was consummated as a merger of Optium with a wholly-owned subsidiary of Finisar. The Company has accounted for the combination using the purchase method of accounting and as a result has included the operating results of Optium in its consolidated financial results since the August 29, 2008 merger date. The Optium results are included in the Company’s optical subsystems and components segment. The Company believes that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant.
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of November 2, 2008 and for the three and six month periods ended November 2, 2008 and October 28, 2007, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at November 2, 2008 and its operating results and cash flows for the three and six month periods ended November 2, 2008 and October 28, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2008.
     The condensed consolidated financial statements for the three and six months ended November 2, 2008 include the operating results of Optium beginning on August 30, 2008 (see note 2, “Business Combinations”).

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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended November 2, 2008 and October 28, 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
Segment Reporting
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components and network test systems.
Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. The Company places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 44.1% and 44.0% of total accounts receivable at November 2, 2008 and April 30, 2008, respectively.
Current Vulnerabilities Due to Certain Concentrations
     During the three and six months ended November 2, 2008, sales to the Company’s five largest customers represented 41.1% and 38.1% of total revenues, respectively. During the three and six months ended October 28, 2007, sales to the Company’s five largest customers represented 42.1 % and 43.3% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at November 2, 2008, are the net assets of the Company’s manufacturing operations, substantially all of which are located at its overseas manufacturing facilities and which total approximately $60.6 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $16,000 and $22,000 in the three and six months ended November 2, 2008, respectively and $12,500 and $25,500 in the three and six months ended October 28, 2007, respectively.
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
Fair Value Accounting
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). FAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year commencing after November 15, 2007. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of and for the three and six months ended November 2, 2008. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements with certain exclusions. The statement provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 defines fair value based upon an exit price model.
     The Company adopted the effective portions of SFAS 157 on May 1, 2008. In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 (“FSP 157-1 and “FAP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following: Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. As of November 2, 2008 based on significant other observable inputs (Level 2), and April 30, 2008 based on quoted market prices (Level 1), the fair value of the Company’s convertible subordinated debt, was approximately $86.3 million and $200.7 million, respectively. See note 3, “Convertible Debt”.
     The following table provides the assets carried at fair value measured on a recurring basis as of November 2, 2008 (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets	Observable	Significant
	For Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Total cash equivalents and available-for-sales investments:
Money market funds	$31,043	$—	$—	$31,043
Corporate debt	—	5,554	—	5,554
State and municipal obligations	—	1,600	—	1,600
Mortgage-backed debt	—	554	—	554

Cash equivalents and available-for-sales investments	$31,043	$7,708	$—	38,751

Cash				13,149

Total cash, cash equivalents, and available-for-sales investments				$51,900

Reported as:
Cash and cash equivalents				$44,192
Short-term available-for-sale investments				7,382
Long-term available-for-sale investments				326

Total cash, cash equivalents, and available-for-sales investments				51,900

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
     The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of November 2, 2008.
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
     In quantifying the amount of excess inventory, the Company assumes that the last twelve months of demand is generally indicative of the demand for the next twelve months. Inventory on hand that is in excess of that demand is written down. Obligations to purchase inventory acquired by subcontractors based on forecasts provided by the Company are recognized at the time such obligations arise.
Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings, which are depreciated over twenty-five years.
Goodwill and Other Intangible Assets
     Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to ten years. The amortization of goodwill ceased with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in the first quarter of fiscal 2003. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.
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

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Numerator:
Net loss	$(186,831)	$(10,813)	$(182,825)	$(18,961)

Denominator for basic net loss per share:
Weighted-average shares outstanding — basic and diluted	426,601	308,635	367,115	308,634

Basic and diluted net loss per share	$(0.44)	$(0.04)	$(0.50)	$(0.06)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	3,344	14,041	2,403	15,559
Conversion of convertible subordinated notes	30,167	31,657	30,167	31,657
Conversion of convertible notes	—	7,825	—	7,825
Warrants assumed in acquisition	21	465	21	465

Potentially dilutive securities	33,532	53,988	32,591	55,506

Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for reporting and display of comprehensive income or loss and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).
     The components of comprehensive loss for the three and six months ended November 2, 2008 and October 28, 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Net loss	$(186,831)	$(10,813)	$(182,825)	$(18,961)
Foreign currency translation adjustment	(7,228)	1,441	(9,180)	1,459
Change in unrealized loss on securities, net of reclassification adjustments for realized loss	(216)	(3,357)	(1,067)	(3,685)

Comprehensive loss	$(194,275)	$(12,729)	$(193,072)	$(21,187)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	November 2, 2008	April 30, 2008
Net unrealized gains/(losses) on available-for-sale securities	$(163)	$904
Cumulative translation adjustment	2,889	12,069

Accumulated other comprehensive income	$2,726	$12,973

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
      In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required. This standard is effective for the Company in the first quarter of fiscal year 2010. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements.
2. Business Combinations
     On August 29, 2008, the Company consummated the combination with Optium, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of the Company. The Company’s management and board of directors believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, management believes that the Company should be able to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. The Company has accounted for the combination using the purchase method of accounting and as a result has included the operating results of Optium in its consolidated financial results since the August 29, 2008 consummation date. The Optium results are included in the Company’s optical subsystems and components segment. The following table summarizes the components of the total preliminary purchase price (in thousands):

Fair value of Finisar common stock issued	$242,821
Fair value of vested Optium stock options and warrants assumed	8,561
Direct transaction costs	2,431

Total preliminary purchase price	$253,813

     At the closing of the merger, the Company issued 160,808,659 shares of its common stock valued at approximately $242.8 million for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $1.51 per share. There were approximately 17,202,600 shares of the Company’s common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards it assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 6.262 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.

The Company also expects to recognize approximately $6.5 million of non-cash stock-based compensation expense related to the unvested options and restricted stock awards assumed on the acquisition date. This expense will be recognized beginning from the acquisition date over the remaining service period of the awards. The stock options and warrants were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Interest rate	2.17 - 4.5%
Volatility	47 - 136%
Expected life	1 - 6 years
Expected dividend yield	0%
     Direct transaction costs include estimated legal and accounting fees and other external costs directly related to the merger.
Preliminary Purchase Price Allocation
     The Company accounted for the purchase of Optium using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of August 29, 2008. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The Company believes the fair value assigned to the assets acquired and liabilities assumed was based on reasonable assumptions. The total purchase price has been preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$31,825
Other current assets	64,233
Fixed assets	19,129
Other non-current assets	889
Accounts payable and accrued liabilities	(47,005)
Other liabilities	(973)

Net tangible assets	68,098
Identifiable intangible assets	25,100
In-process research and development	10,500
Goodwill	150,115

Total preliminary purchase price allocation	$253,813

     The Company’s allocation of the purchase price is based upon preliminary estimates and assumptions with respect to fair value. These estimates and assumptions could change significantly during the purchase price allocation period, which is up to one year from the acquisition date. Any change could result in material variances between the Company’s future financial results and the amounts presented in these unaudited condensed consolidated financial statements.
Identifiable Intangible Assets
     Intangible assets consist primarily of developed technology, customer relationships and trademarks. Developed technology is comprised of products that have reached technological feasibility and are a part of Optium’s product lines. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Optium’s underlying relationships with its customers. Trademarks represent the fair value of brand name recognition associated with the marketing of Optium’s products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by both Finisar and Optium management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 30%. This discount rate was determined after consideration for the Company’s rate of return on debt capital and equity and the weighted average return on invested capital. The amounts assigned to developed technology, customer relationships, and trademarks were $12.1 million, $11.9 million and $1.1 million, respectively. We expect to amortize developed technology, customer relationships, and trademarks on a straight-line basis over their weighted average expected useful life of 10, 5, and 1 years, respectively. Developed technology is amortized into cost of sales while customer relationships and trademarks are amortized into operating expenses.
In-Process Research and Development
     The Company expenses in-process research and development (IPR&D) upon acquisition as it represents incomplete Optium research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $10.5 million was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects.
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Optium on a pro forma basis after giving effect to the merger with Optium at the beginning of each period presented. The pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had happened at the beginning of each of the periods presented.
     The unaudited pro forma financial information for the three months ended November 2, 2008 combines the historical results of the Company for the three months ended November 2, 2008 with the historical results of Optium for one month ended August 29, 2008. The unaudited pro forma financial information for the six months ended November 2, 2008 combines the historical results of the Company for the six months ended November 2, 2008 with the historical results of Optium for one month ended August 29, 2008 and the three months ended August 2, 2008.
     The unaudited pro forma financial information for the three months ended October 28, 2007 combines the historical results of the Company for the three months ended October 28, 2007 with the historical results of Optium for the three months ended November 3, 2007. The unaudited pro forma financial information for the six months ended October 28, 2007 combines the historical results of the Company for the six months ended October 28, 2007 with the historical results of Optium for three months ended July 28, 2007 and the three months ended November 3, 2007.
     The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets and depreciation on acquired property and equipment (unaudited; in thousands, except per share information):

	Three months ended		Six months ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007

Net revenue	164,280	136,819	340,210	269,426
Net loss	(192,982)	(13,156)	(192,624)	(21,353)
Net loss per share — basic and diluted	$(0.45)	$(0.03)	$(0.52)	$(0.06)
3. Convertible Debt
     The Company’s convertible subordinated and convertible senior subordinated note balances as of November 2, 2008 and April 30, 2008 were as follows (in thousands):

	Carrying	Fair	Interest
Description	Amount	Value	Rate
As of November 2, 2008
Convertible subordinated notes due 2010	$50,000	$28,750	2.50%
Convertible senior subordinated notes due 2010	100,000	57,500	2.50%

	$150,000	$86,250

As of April 30, 2008
Convertible subordinated notes due 2008	$92,026	$88,443	5.25%
Convertible subordinated notes due 2010	50,000	38,128	2.50%
Convertible senior subordinated notes due 2010	100,000	74,157	2.50%

	$242,026	$200,728

     The Company’s convertible subordinated and convertible senior subordinated notes are due by fiscal year as follows (in thousands):

		Fiscal Years Ended April 30,
	Total	2009	2010	2011
Convertible notes	$150,000	$—	$—	$150,000

Convertible Subordinated Notes due 2008
     During the second quarter of fiscal 2009, the Company retired, through a combination of cash purchases in private transactions and repayment upon maturity, the remaining $92.0 million of outstanding principal and the accrued interest under these notes.
Convertible Note—Acquisition of AZNA LLC
     During the first quarter of fiscal 2009, the Company repaid, in cash, the remaining $11.9 million of outstanding principal and $313,000 of accrued interest under the amended convertible promissory note issued in connection with the acquisition of AZNA LLC.
4. Installment Loans
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of November 2, 2008. At November 2, 2008, the principal balance outstanding under these notes was $19.8 million.
5. Inventories
     Inventories consist of the following (in thousands):

	November 2, 2008	April 30, 2008
Raw materials	$40,244	$19,540
Work-in-process	39,373	30,424
Finished goods	41,256	32,590

Total inventory	$120,873	$82,554

     During the three and six months ended November 2, 2008, the Company recorded charges of $3.8 million and $6.4 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.3 million and $3.1 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and six months ended October 28, 2007, the Company recorded charges of $3.6 million and $7.4 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.7 million and $3.4 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
6. Property and Equipment
     Property and equipment consist of the following (in thousands):

	November 2, 2008	April 30, 2008
Land	$—	$9,747
Buildings	7,505	12,019
Computer equipment	44,263	40,255
Office equipment, furniture and fixtures	4,242	3,383
Machinery and equipment	189,858	158,983
Leasehold improvements	14,809	14,302
Contruction-in-process	5,714	2,941

Total	266,391	241,630
Accumulated depreciation and amortization	(174,255)	(151,783)

Property, equipment and improvements (net)	$92,136	$89,847

7. Sale-leaseback and Impairment of Tangible Assets
     During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the Company’s quarter ended April 30, 2005 as a financing transaction under which the sale would not be recorded until the option expired or was otherwise terminated.
     During the first quarter of fiscal 2009, the Company amended the sale-leaseback agreement with the landlord to immediately terminate the Company’s option to acquire the leased properties. Accordingly, the Company finalized the sale of the property by disposing of the remaining net book value of its corporate office facility in Sunnyvale, California and the corresponding value of the land resulting in a loss on disposal of approximately $12.2 million. This loss was offset by the reduction in the carrying value of the financing liability and other related accounts by approximately $11.9 million, resulting in the recognition of a net loss on the sale of this property of approximately $343,000 during the three months ended August 3, 2008. As of August 3, 2008, the carrying value of the property and the financing liability had been reduced to zero.
8. Income Taxes
     The Company recorded an income tax benefit of $7,743,000 and a provision for income taxes of $655,000, respectively, for the three months ended November 2, 2008 and October 28, 2007. The provision for the three months ended October 28, 2007 includes non-cash charges of $544,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $111,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business. The income tax benefit for the three months ended November 2, 2008 includes a non-cash benefit of $8,398,000 from the reversal of the previous recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization has occurred. The reversal is a result of the impairment of goodwill in the current quarter. The benefit is offset by current tax expense of $655,000 for the minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of November 2, 2008 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at November 2, 2008 relates to the tax benefits of stock option deductions the tax benefit of which will be credited to paid-in capital if and when realized, and thereafter, income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

     A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at May 1, 2008	$11,700

Add:
Additions due to merger of Optium unrecognized tax benefits	500

Gross unrecognized tax benefits balance at November 2, 2008	$12,200

     Excluding the effects of recorded valuation allowances for deferred tax assets, $9.5 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized and $500,000 of unrecognized tax benefits would reduce goodwill if recognized.
     It is the company’s belief that no significant changes in the unrecognized tax benefit positions will occur within the next 12 months.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At November 2, 2008, there were no accrued interest or penalties related to uncertain tax positions. The company estimated no interest or penalties for the quarter ended November 2, 2008.
9. Intangible Assets Including Goodwill
Intangible Assets
     The following table reflects intangible assets subject to amortization as of November 2, 2008 and April 30, 2008 (in thousands):

	November 2, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$123,946	$(102,746)	$21,200
Purchased trade name	4,797	(3,582)	1,215
Purchased customer relationships	18,864	(4,097)	14,767

Totals	$147,607	$(110,425)	$37,182

	April 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	$(99,996)	$11,850
Purchased trade name	3,697	(3,345)	352
Purchased customer relationships	6,964	(3,417)	3,547

Totals	$122,507	$(106,758)	$15,749

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2009	$4,954
2010	7,787
2011	6,938
2012	5,865
2013 and beyond	11,638

total	$37,182

Patent-Related Costs
     On August 4, 2008, the first day of the Company’s second quarter for fiscal 2009, the Company changed its method of accounting for third-party costs related to applying for patents on its technologies to expensing such costs as incurred from capitalizing such amounts and amortizing them on a straight-line basis over the estimated economic life of the underlying technology. While the Company believes that patents and the underlying technology have continuing value, the pace of technological change and the challenge of estimating the economic life of the underlying technology make it difficult to estimate the benefits to be derived in the future. The patent-related costs previously capitalized and amortized consist solely of legal fees for patent applications and other direct costs incurred in obtaining patents on its internally generated technologies. The Company believes the new practice is more appropriate since the costs it has historically capitalized represent only a portion of the total costs incurred to develop the underlying technologies and bear no relationship to the fair value of those technologies as do the carrying value of technologies acquired in business combinations. The Company also believes the new practice is consistent with predominant industry practice. The new method also is consistent with the historical practice of Optium with which the Company merged on August 29, 2008. Consistent with FASB Statement No. 154, Accounting Changes and Error Corrections, the effect of the change in accounting method will be made retroactive to the beginning of the earliest period presented in the Company’s fiscal 2009 condensed consolidated financial statements and the historic quarterly financial statements have been adjusted to reflect the period-specific effects of applying the new method.
     As a result of the accounting change, the Company’s accumulated deficit as of May 1, 2008 increased by $13.3 million to $1,444.8 million. The change in accounting practice increased the Company’s consolidated net loss for the three months ended August 3, 2008 and for the three and six months ended October 28, 2007 by $710,000, $1.0 million, and $1.9 million, respectively.
     The following tables summarize the impact of the change in accounting for patent-related costs on the Company’s condensed consolidated balance sheet as of April 30, 2008, its condensed consolidated statements of operations for three months ended August 3, 2008 and the three and six months ended October 28, 2007 and its condensed consolidated cash flows for the six months ended October 28, 2007. Only the line items affected by the change in accounting are reflected in the tables below (all amounts, unaudited, in thousands, except per share data):
CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2008
	As originally
	reported	As adjusted
Other intangible assets, net	$17,183	$3,899
Total assets	493,487	480,203

Accumulated deficit	(1,431,556)	(1,444,840)
Total stockholders’ equity	121,967	108,683
Total liabilities and stockholders’ equity	493,487	480,203

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Three months ended		Six months ended
	August 3, 2008		October 28, 2007		October 28, 2007
	As originally		As originally		As originally
	reported	As adjusted	reported	As adjusted	reported	As adjusted
General and administrative expense	$9,787	$10,497	$10,871	$11,914	$18,862	$20,732
Total operating expenses	40,977	41,687	38,169	39,212	74,208	76,078
Loss from operations	8,445	7,735	(6,379)	(7,422)	(10,115)	(11,985)
Loss before income taxes	5,462	4,752	(9,115)	(10,158)	(15,815)	(17,685)
Net income (loss)	4,716	4,006	(9,770)	(10,813)	(17,091)	(18,961)

Net income (loss) per share — basic	$0.02	$0.01	$(0.03)	$(0.04)	$(0.06)	$(0.06)
Net income (loss) per share — diluted	$0.02	$0.01	$(0.03)	$(0.04)	$(0.06)	$(0.06)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 28, 2007
	As originally
	reported	As adjusted
Operating Activities:
Net loss	$(17,091)	$(18,961)
Depreciation and amortization	13,414	12,312
Change in other assets	(2,415)	701
Change in accounts payable	(9,070)	(9,214)
Net cash provided by operating activities	(1,588)	(1,588)
Goodwill
     The following table reflects changes in the carrying amount of goodwill, all of which related to the optical subsystems and components reporting unit, (in thousands):

Optical Subsystems and
Components
Balance at April 30, 2008	$88,242

Addition related to acquisition of subsidiary	150,115
Impairment of goodwill	(178,768)

Balance at November 2, 2008	$59,589

     Goodwill impairment
     The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of the Company’s 2008 fiscal year, and concluded that the carrying value of the Company’s network test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition of the Company’s NetWisdom product line, which had been planned at the beginning of the fourth quarter (see Note 16, Restructuring and Product Line Sale). Accordingly, in late June 2008, the Company performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to its network test systems reporting unit was zero. As a result, the Company recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. The Company completed its determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which did not result in a revision of the estimated charge.
      On May 16, 2008, the Company entered into an agreement to combine with Optium Corporation through the merger of Optium with a wholly-owned subsidiary of the Company. The merger was subject to approval by the stockholders of both companies. The number of shares to be exchanged in the transaction was fixed at 6.262 shares of Finisar common stock for each share of Optium common stock. The closing price of Finisar’s common stock on May 16, 2008 was $1.53 while a five-day average used to calculate the consideration paid in the merger was $1.51. The merger was approved by the stockholders of both companies on August 28, 2008, and on August 29, 2008, the merger became effective. The closing price of Finisar’s common stock upon the effectiveness of the merger was $1.45. The preliminary allocation of the merger consideration resulted in the recognition of an additional $150 million of goodwill, which when combined with the $88 million in previously acquired goodwill prior to the merger, resulted in a total goodwill balance of approximately $238 million. The actual operating results and outlook for both companies between the date of the definitive agreement and the effective date of the merger had not changed to any significant degree, with both companies separately reporting record revenues for their interim quarters.
      Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $.61 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009. Giving effect to this impairment charge, the remaining balance of goodwill at November 2, 2008 was $59.6 million, all of which related to the optical subsystems and components reporting unit.
     The Company expects to finalize its goodwill impairment analysis during the third quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to its preliminary estimates as a result of completing this evaluation will be recorded in the financial statements for the quarter ending February 1, 2009.

10. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of November 2, 2008 and April 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of November 2, 2008
Money market funds	$31,043	$—	$—	$31,043
Corporate debt	5,660	—	(106)	5,554
State and municipal obligations	1,600	—	—	1,600
Mortgage-backed debt	611	—	(57)	554

Total investments	$38,914	$—	$(163)	$38,751

Reported as:
Cash equivalents	$31,043	$—	$—	$31,043
Short-term investments	7,494	—	(112)	7,382
Long-term investments	377	—	(51)	326

Total	$38,914	$—	$(163)	$38,751

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2008
Money market funds	$65,551	$—	$—	$65,551
Corporate debt	30,358	68	(44)	30,382
Government agency debt	4,250	104	—	4,354
Mortgage-backed debt	2,280	11	(14)	2,277
Corporate equity securities	2,022	779	—	2,801

Total investments	$104,461	$962	$(58)	$105,365

Reported as:
Cash equivalents	$65,552	$—	$—	$65,552
Short-term investments	29,734	873	(30)	30,577
Long-term investments	9,175	89	(28)	9,236

Total	$104,461	$962	$(58)	$105,365

     The gross realized gains and losses for the three and six months ended November 2, 2008 and October 28, 2007 were immaterial. Realized gains and losses were calculated based on the specific identification method.
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

     During the quarter ended November 2, 2008, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000. As of November 2, 2008, the Company classified the remaining 3.5 million shares as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined that the full carrying value of these shares was other-than-temporarily impaired and it recorded a loss of $1.2 million during the second quarter of fiscal 2009 in accordance with FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of November 2, 2008 and April 30, 2008, unrealized gains of $0 and $779,000 are included in accumulated other comprehensive income, respectively.
11. Minority Investments
     Included in minority investments at November 2, 2008 is $14.3 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. At April 30, 2008, minority investment of $13.3 million represented the carrying value of the Company’s minority investments in the same companies. The $1 million increase was due to the conversion of a convertible note of one of these companies, plus accrued interest, into preferred stock of that company which occurred in the first quarter of fiscal 2009.
12. Stockholders’ Equity
Valuation and Expense Information Under SFAS 123R
     The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and six months ended November 2, 2008 and October 28, 2007 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Cost of revenues	$863	$703	$1,719	$1,425
Research and development	1,671	1,036	2,779	1,991
Sales and marketing	516	442	1,033	893
General and administrative	720	350	1,296	981

Total	$3,770	$2,531	$6,827	$5,290

     The total stock-based compensation capitalized as part of inventory as of November 2, 2008 was $569,000.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan		Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended				Six months ended
	November 2,	October 28,	November 2,	October 28,	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007 (1)	2008	2007	2008	2007 (1)
Weighted average fair value per share	$0.78	$2.21	$0.51	n/a	$0.78 - $0.99	$2.21 - $2.86	$0.51	n/a
Expected term (in years)	5.05	5.44	0.74	n/a	5.05 - 5.14	5.44	0.74	n/a
Volatility	74%	87%	58%	n/a	72-74%	87% - 88%	58%	n/a
Risk-free interest rate	2.8%	4.2%	3.3%	n/a	2.8% - 3.2%	4.2% - 4.6%	3.3%	n/a
Dividend yield	0.00%	0.00%	0.00%	n/a	0.00%	0.00%	0.00%	n/a

(1)	During the three and six months ended October 28, 2007, purchases of stock under the Company’s Purchase Plan were suspended.
     During the three and six months ended November 2, 2008, none and 1,947,944 shares of common stock were issued under the Company’s Employee Stock Purchase Plan, respectively, and 189,128 and 809,033 stock options were exercised, respectively. As of November 2, 2008, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $22.5 million which is expected to be recognized over the next 31 months on a weighted-average basis.

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
Extension of Stock Option Exercise Periods for Former Employees
     The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in “Note 17. Pending Litigation—Matters Related to Historical Stock Option Practices.” As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with SFAS 123R. As a result of the extension, the fair value related to these stock options had been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.
     During the first quarter of fiscal 2009, the Company recognized a benefit of approximately $332,000 as a result of a decrease in the fair value of these options on June 30, 2008. The remaining accrued balance of $9,000 related to these stock options was reclassified to equity as of August 3, 2008. These transactions represented the final settlement of these options.
13. Segments and Geographic Information
     The Company designs, develops, manufactures and markets optical subsystems, components and network test systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of optical subsystems and components, and network test systems.
     Optical subsystems consist primarily of transceivers and transponders sold to original equipment manufacturers. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. The Company also provides wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs, and linecards that enable network operators to switch wavelengths in MAN and WAN networks without the need for converting to an electrical signal. Optical components consist primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications.
     Network test systems include products designed to test the reliability and performance of equipment for a variety of protocols including Fibre Channel, Gigabit Ethernet, 10 Gigabit Ethernet, iSCSI, SAS and SATA. These test systems are also sold primarily to original equipment manufacturers.
     Both of the Company’s operating segments and its corporate sales function report to the Chairman and Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

     Information about reportable segment revenues and income/(losses) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Revenues:
Optical subsystems and components	$147,746	$90,930	$263,520	$187,290
Network test systems	11,760	9,769	24,698	19,144

Total revenues	$159,506	$100,699	$288,218	$206,434

Depreciation and amortization expense:
Optical subsystems and components	$7,503	$5,803	$13,972	$11,871
Network test systems	200	228	423	441

Total depreciation and amortization expense	$7,703	$6,031	$14,395	$12,312

Operating income (loss):
Optical subsystems and components	$992	$(4,696)	$9,827	$(5,915)
Network test systems	1,507	(507)	1,921	(1,632)

Total operating income (loss)	2,499	(5,203)	11,748	(7,547)

Unallocated amounts:
Amortization of acquired developed technology	(1,503)	(1,729)	(2,749)	(3,458)
Amortization of other intangibles	(753)	(490)	(1,021)	(980)
Impairment of goodwill	(178,768)	—	(178,768)	—
Acquired in-process R&D	(10,500)	—	(10,500)	—
Interest income (expense), net	(2,221)	(2,821)	(5,261)	(5,652)
Other non-operating income (expense), net	(3,328)	85	(3,271)	(48)

Total unallocated amounts	(197,073)	(4,955)	(201,570)	(10,138)

Loss before income taxes	$(194,574)	$(10,158)	$(189,822)	$(17,685)

     The following is a summary of total assets by segment (in thousands):

	November 2,	April 30,
	2008	2008
Optical subsystems and components	$440,540	$375,042
Network test systems	31,012	37,936
Other assets	21,997	67,225

	$493,549	$480,203

     Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Revenues from sales to unaffiliated customers:
United States	$53,725	$31,077	$90,465	$65,253
Rest of the world	105,781	69,622	197,753	141,181

	$159,506	$100,699	$288,218	$206,434

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	November 2,	April 30,
	2008	2008
Long-lived assets
United States	160,521	172,354
Malaysia	29,506	32,553
Rest of the world	16,721	5,422

	206,748	210,329

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Six Months Ended
	November 2,	October 28,
	2008	2007
Optical subsystems and components	$15,210	$10,870
Network test systems	322	150

Total capital expenditures	$15,532	$11,020

14. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months Ended
November 2, 2008
Beginning balance at April 30, 2008	$2,132
Additions during the period based on product sold	1,384
Additions for Optium merger	2,884
Settlements	(749)
Changes in liability for pre-existing warranties, including expirations	23

Ending balance at November 2, 2008	$5,674

15. Non-recourse Accounts Receivable Purchase Agreement
     On March 14, 2008, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that will be available to the Company through March 13, 2009. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $10 million of qualifying receivables, on a revolving basis, whereby all right, title and interest in the

Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice.
     On October 28, 2008, the Company modified its non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Under the modified terms, the credit line was increased to $16 million and the maturity was extended another year through October 24, 2009. There was no change to the discount rate for this facility.
     During the three and six months ended November 2, 2008, the Company sold approximately $10.0 million and $15.2 million, respectively, of its trade receivables. During the three and six months ended October 28, 2007, the Company sold approximately $5.1 million and $10.4 million, respectively, of its trade receivables.
16. Restructuring and Product Line Sale
     During the first quarter of fiscal 2009, the Company completed the sale of a product line related to its network test systems segment to a third party for an 11% equity interest in the acquiring company in the form of preferred stock and a note convertible into preferred stock. For accounting purposes, no value has been placed on the equity interest due to the uncertainty in the recoverability of this investment and note. The sale included the transfer of certain assets, liabilities and the retention of certain obligations related to the sale of the product line resulting in a net loss of approximately $919,000 which was included in operating expenses.
     As of November 2, 2008, $562,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to payment obligations under restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006 and the sale of a product line during the first quarter of fiscal 2009.
17. Pending Litigation
     Matters Related to Historical Stock Option Grant Practices
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation, and related delays in filing the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”), and October 28, 2007 (the “July 10-Q”), and the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”), resulted in the initiation of regulatory proceedings as well as civil litigation and claims. On December 4, 2007, the Company filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.
     Stock Option Derivative Litigation
     Following the Company’s announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company’s historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company’s current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the

Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court’s ruling on the motions remains pending.
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
     The Company subsequently received purported notices of default from the Trustee for each of the Indentures, asserting that the Company’s failure to timely file the January 10-Q and the 2007 10-K with the SEC constituted additional defaults under each of the Indentures.
     On June 21, 2007, the Company filed a second declaratory relief action against the Trustee in the Superior Court of California for the County of Santa Clara. The second action was essentially identical to the first action except that it covered the subsequent notices with respect to the Company’s delay in filing, and providing copies to the Trustee, of periodic reports with the SEC. The Trustee removed this action to the United States District Court for the Northern District of California.
     The Company took the position that no default under the terms of the Indentures ever occurred. The Company contended that the plain language of each Indenture requires only that the Company file with the Trustee reports that have actually been filed with the SEC, which the Company has done.
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

      On April 24, 2008, the Trustee filed a motion for summary judgment. The Company filed a cross-motion for summary judgment on June 6, 2008. On August 25, 2008, the Court denied the Trustee’s motion in its entirety and granted the Company’s motion, in part, ruling that the Company’s failure to timely file its SEC reports had not constituted defaults under the Indentures. However, the Court ruled that the Company was responsible to pay reasonable fees incurred by the Trustee.
     Both parties brought cross-motions for fees. The Trustee claimed over $1 million in fees, whereas the Company claimed approximately $560,000. On November 21, 2008, the Court awarded the Company all of its fees but limited the Trustee’s fees to offset against the Company’s fees, plus the $318,000 already paid by the Company to the Trustee previously. Effectively, the awards canceled each other out.
     The Company has appealed the ruling made on August 25, 2008 that the Company was responsible to pay reasonable fees incurred by the Trustee and has until December 22, 2008 to appeal the fees award made on November 21, 2008.
     ‘505 Patent Litigation
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
     At a status conference held on September 26, 2008, the court fixed June 12, 2008 for completion of discovery and October 5, 2009 for trial on infringement, validity and re-determination of damages. On December 1, 2008, both parties filed motions for summary judgment on validity. A decision on the motions is expected before mid-March 2009.
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
     On July 25, 2008, Comcast filed motions seeking to recover $139,000 in attorneys’ fees accrued after the Federal Circuit decision in the DirecTV case and costs of $224,000 incurred by it from inception of the case. On September 10, 2008, the Court denied this motion.
     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”), filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On October 24, 2006, the Company filed a motion to dismiss the action for lack of a justiciable controversy. The Court denied the Company’s motion on September 25, 2007. The Company filed its answer and counterclaim on October 10, 2007. On December 4, 2007, the Court approved the parties’ stipulation to stay the case pending issuance of the Federal Circuit’s mandate in the DirecTV case. This stay expired when the mandate of the Federal Circuit issued in the DirecTV case on April 18, 2008. The Court has yet to set a case schedule.
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
     Requests for Re-Examination of the ‘505 Patent
     Four requests for re-examination of the Company’s ‘505 patent have been filed with the PTO. The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO granted three of these requests, and these three proceedings have been combined into a single re-examination. A fourth re-examination request was filed on November 5, 2008 directed at claims 17 and 39 of the ‘505 Patent. The PTO has three months to decide whether to grant this request. On February 19, 2008, the PTO issued the first substantive office action with respect to the three granted requests rejecting 17 of the 48 claims of the reexamined patent. The Company filed a response to the office action on May 5, 2008. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits. Resolution of the re-examination of the ‘505 Patent is likely to take more than four months.
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
     In July 2004, the Company and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would have been required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs failed to recover $1 billion and payment was required under the guaranty, the Company would have been responsible to pay its pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which could have been up to $2 million. The Court gave preliminary approval to the settlement in February 2005. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, the parties withdrew the settlement.
      Subsequent to the withdrawal of the proposed settlement, the parties have engaged in further negotiations in an attempt to structure a new settlement. These negotiations are ongoing. If agreement on a new settlement is not reached and thereafter approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     Section 16(b) Lawsuit
     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of the Company’s common stock against two investment banking firms that served as underwriters for the initial public offering of the Company’s common stock in November 1999. None of the Company’s officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and the Company’s principal shareholders constituted a “group” that owned in excess of 10% of the Company’s outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. This case is one of 55 lawsuits containing similar allegations relating to initial public offerings of technology company issuers. On July 25, 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion is complete. The Court will hear oral arguments on the motion on January 16, 2009.
     JDSU/Emcore Patent Litigation
     Litigation is pending with JDSU and Emcore Corporation with respect to certain cable television transmission products acquired in the Company’s acquisition of Optium Corporation. On September 11, 2006, JDS Uniphase Corporation and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. The Company has answered both of these complaints denying that it has infringed any of the asserted patents and asserting that those patents are invalid. On December 10, 2007, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against the Company’s HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. The Court has consolidated all three of these actions and has scheduled a single trial to begin October 19, 2009. The Company is unable to determine the ultimate outcome of this litigation.

     Export Compliance
     During mid-2007, Optium became aware that certain of its analog RF over fiber products may, depending on end use and customization, be subject to the International Traffic in Arms Regulations, or ITAR. Accordingly, Optium filed a detailed voluntary disclosure with the United States Department of State describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, as well as related technical data and defense services. Optium may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in the workplace. Additional information has been provided upon request to the Department of State with respect to this matter. In late 2008, a grand jury subpoena from the office of the U.S. Attorney for the Eastern District of Pennsylvania was received requesting documents from 2005 through the present referring to, relating to or involving the subject matter of the above referenced voluntary disclosure and export activities.
     In connection with a review of its compliance with applicable export regulations in late 2008, the Company discovered that it had made certain “deemed exports” to foreign national employees with respect to certain of its commercial products without the necessary deemed export licenses or license exemptions under the Export Administration Regulations, or EAR. Accordingly, the Company has filed a detailed voluntary disclosure with the United States Department of Commerce describing these deemed export violations.
     While the Departments of State and Commerce encourage voluntary disclosures and generally afford parties mitigating credit under such circumstances, the Company nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect the Company’s results of operations and cash flow. These inquiries may require the Company to expend significant management time and incur significant legal and other expenses. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries.
     Other Litigation
     In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.
18. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements and loan guarantees is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of November 2, 2008. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and payments under the loans are expected to be paid when due.

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
Business Overview
     Finisar Corporation is a leading provider of optical subsystems and components that provide the fundamental optical-electrical interface for connecting equipment used in building a wide range of communication networks including local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. Our optical subsystems consist primarily of transceivers and transponders These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances of 70 meters to 200 kilometers. We also provide wavelength selective switch reconfigurable optical add/drop multiplexer products, or WSS ROADMs, and linecards that enable network operators to switch wavelengths in MAN and WAN networks without the need for converting to an electrical signal. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications. Our manufacturing operations are vertically integrated and include an internal manufacturing, assembly and test capability. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Tellabs and Qlogic.
     We also provide network test systems primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.
     On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems (see note 2 to condensed consolidated financial statements). The combination was consummated as a merger of Optium with a wholly-owned subsidiary of Finisar. We have accounted for the combination of Finisar and Optium using the purchase method of accounting and as a result have included the operating results of Optium in our consolidated financial results since the August 29, 2008 merger date. The Optium results are included in our optical subsystems and components segment. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant.
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

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
	(Unaudited)
Revenues
Optical subsystems and components	92.6%	90.3%	91.4%	90.7%
Network test systems	7.4	9.7	8.6	9.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	68.9	66.7	65.2	67.3
Amortization of acquired developed technology	0.9	1.7	1.0	1.7

Gross profit	30.2	31.6	33.8	31.0

Operating expenses:
Research and development	15.6	17.5	15.8	17.0
Sales and marketing	6.6	9.1	7.2	9.3
General and administrative	7.4	11.8	7.7	10.0
Acquired in-process research and development	6.6	0.0	3.6	0.0
Amortization of purchased intangibles	0.5	0.5	0.4	0.5
Impairment of goodwill	112.1	0.0	62.0	0.0

Total operating expenses	148.8	38.9	96.7	36.8

Loss from operations	(118.6)	(7.3)	(62.9)	(5.8)
Interest income	0.4	1.5	0.6	1.4
Interest expense	(1.8)	(4.3)	(2.4)	(4.2)
Other income (expense), net	(2.1)	0.1	(1.1)	0.0

Loss before income taxes	(122.1)	(10.0)	(65.8)	(8.6)
Provision for (benefit from) income taxes	(4.9)	0.7	(2.4)	0.6

Net loss	(117.2)%	(10.7)%	(63.4)%	(9.2)%

     Revenues. Revenues increased $58.8 million, or 58.4%, to $159.5 million in the quarter ended November 2, 2008 compared to $100.7 million in the quarter ended October 28, 2007. Sales of optical subsystems and components and network performance test systems represented 92.6% and 7.4%, respectively, of total revenues in the quarter ended November 2, 2008, compared to 90.3% and 9.7%, respectively, in the quarter ended October 28, 2007.
     Revenues increased $81.8 million, or 39.6%, to $288.2 million in the six months ended November 2, 2008 compared to $206.4 million in the six months ended October 28, 2007. Sales of optical subsystems and components and network performance test systems represented 91.4% and 8.6%, respectively, of total revenues in the six months ended November 2, 2008, compared to 90.7% and 9.3%, respectively, in the six months ended October 28, 2007.
     Optical subsystems and components revenues which include $36.5 million from Optium, increased $56.8 million, or 62.5%, to $147.7 million in the quarter ended November 2, 2008 compared to $90.9 million in the quarter ended October 28, 2007. Excluding the Optium revenues, optical subsystem revenues increased $20.3 million, or 22.3%, to $111.2 million compared to $90.9 million in the quarter ended October 28, 2007. Of this increase, sales of new products for 10/40 Gbps applications for both LAN/SAN and longer distance MAN applications increased $11.4 million while sales of products for shorter distance LAN/SAN applications less than 10 Gbps increased $9.0 million due primarily to increased sales of 4 and 8 Gbps products for storage applications. Of the $56.8 million increase in revenues including the results of Optium, sales of products for 10/40 Gbps applications increased $35.8 million, sales of products for shorter distance LAN/SAN applications less than 10 Gbps increased $9.0 million, sales of ROADM products increased $8.8 million, and sales of CATV products increased $3.2 million.
     Optical subsystems and components revenues which include $36.5 million from Optium, increased $76.2 million, or 40.7%, to $263.5 million in the six months ended November 2, 2008 compared to $187.3 million in the six months ended October 28, 2007. Excluding the Optium revenues, optical subsystem revenues increased $39.7 million, or 21.2%, to $227.0 million compared to $187.3 million in the six months ended October 28, 2007. Of this increase, sales of new products for 10/40 Gbps applications for both LAN/SAN and longer distance MAN applications increased $25.4 million and sales of products for shorter distance LAN/SAN applications less than 10 Gbps increased $13.5 million. Including the results of Optium, sales of products for 10/40 Gbps applications increased $49.7 million, sales of products for shorter distance LAN/SAN applications less than 10 Gbps increased $15.0 million, sales of ROADM products increased $8.8 million, and sales of CATV products increased $3.3 million.
     Network test systems revenues increased $2.0 million, or 20.4%, to $11.8 million in the quarter ended November 2, 2008 compared to $9.8 million in the quarter ended October 28, 2007 and increased $5.6 million, or 29.0%, to $24.7 million in the six months ended November 2, 2008 compared to $19.1 million in the six months ended October 28, 2007. These increases were primarily due to the recent introduction of several new products for testing 8 Gbps Fibre Channel, 3/6 Gbps SAS/SATA, and 10 Gbps Fibre Channel over Ethernet products being developed and used at OEM system manufacturers.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $226,000, or 13.1%, to $1.5 million in the quarter ended November 2, 2008 compared to $1.7 million in the quarter ended October 28, 2007 and decreased $709,000, or 20.5%, to $2.8 million in the six months ended November 2, 2008 compared to $3.5 million in the six months ended October 28, 2007. These decreases were primarily due to the full amortization during fiscal 2008 of certain assets associated with the Honeywell, Infineon, and InterSan acquisitions, partially offset by $403,000 of amortization of Optium assets.
     Gross Profit. Gross profit increased $16.3 million, or 51.4%, to $48.1 million in the quarter ended November 2, 2008 compared to $31.8 million in the quarter ended October 28, 2007. The increase in gross profit was primarily due to the Optium merger. Gross profit as a percentage of total revenue was 30.2% in the quarter ended November 2, 2008 compared to 31.6% in the quarter ended October 28, 2007. We recorded charges of $3.8 million for obsolete and excess inventory in the quarter ended November 2, 2008 compared to $3.6 million in the quarter ended October 28, 2007. We sold inventory that was written-off in previous periods resulting in a benefit of $1.3 million in the quarter ended November 2, 2008 and $1.7 million in the quarter ended October 28, 2007. As a result, we recognized a net charge of $2.5 million in the quarter ended November 2, 2008 compared to $1.9 million in the quarter ended October 28, 2007. Manufacturing overhead includes stock-based compensation charges of $863,000 in the quarter ended November 2, 2008 and $703,000 in the quarter ended October 28, 2007. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $53.0 million, or 33.2% of revenue, in the quarter ended November 2, 2008 compared to $36.1 million, or 35.9% of revenue in the quarter ended October 28, 2007. The decrease in adjusted gross profit margin was primarily due to the inclusion of two months of Optium’s operating results during the quarter ended November 2, 2008.
     Gross profit increased $33.5 million, or 52.2%, to $97.6 million in the six months ended November 2, 2008 compared to $64.1 million in the six months ended October 28, 2007. The increase in gross profit was partially due to the Optium merger. Gross profit as a percentage of total revenue was 33.8% in the six months ended November 2, 2008 compared to 31.0% in the six months ended October 28, 2007. We recorded charges of $6.4 million for obsolete and excess inventory in the six months ended November 2, 2008 compared to $7.4 million in the six months ended October 28, 2007. We sold inventory that was written-off in previous periods resulting in a benefit of $3.1 million in the six months ended November 2, 2008 and $3.4 million in the six months ended October 28, 2007. As a result, we recognized a net charge of $3.3 million in the six months ended November 2, 2008 compared to $4.0 million in the six months ended October 28, 2007. Manufacturing overhead includes stock-based compensation charges of $1.7 million in the six months ended November 2, 2008 and $1.4 million in the six months ended October 28, 2007. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $105.3 million, or 36.5% of revenue, in the six months ended November 2, 2008 compared to $73.0 million, or 35.4% of revenue in the six months ended October 28, 2007. The increase in adjusted gross profit margin was primarily due to a more favorable product mix resulting from increased sales of higher margin network performance test systems and optical subsystems for 10/40 Gbps applications, as well as cost efficiencies associated with higher shipment volumes, partially offset by lower gross margins on sales of Optium products that were included for two months during the six month period ended November 2, 2008.
     Research and Development Expenses. Research and development expenses increased $7.3 million, or 41.1%, to $24.9 million in the quarter ended November 2, 2008 compared to $17.6 million in the quarter ended October 28, 2007. The increase was primarily due to $4.2 million in additional expenses as a result of the Optium merger, an increase in employee related expenses of $1.2 million and increases in the costs of development materials of $724,000. Included in research and development expenses were stock-based compensation charges of $1.7 million in the quarter ended November 2, 2008 and $1.0 million in the quarter ended October 28, 2007. Research and development expenses as a percent of revenues decreased to 15.6% in the quarter ended November 2, 2008 compared to 17.5% in the quarter ended October 28, 2007.
     Research and development expenses increased $10.5 million, or 29.9%, to $45.6 million in the six months ended November 2, 2008 compared to $35.1 million in the six months ended October 28, 2007. The increase was primarily due to $4.2 million in additional expenses as a result of the Optium merger, an increase in employee related expenses of $2.8 million and increases in the costs of development materials of $2.1 million. Included in research and development expenses were stock-based compensation charges of $2.8 million in the six months ended November 2, 2008 and $2.0 million in the six months ended October 28, 2007. Research and development expenses as a percent of revenues decreased to 15.8% in the six months ended November 2, 2008 compared to 17.0% in the six months ended October 28, 2007.
     Sales and Marketing Expenses. Sales and marketing expenses increased $1.4 million, or 15.0%, to $10.6 million in the quarter ended November 2, 2008 compared to $9.2 million in the quarter ended October 28, 2007. The increase in sales and marketing expenses was primarily due to $832,000 in additional expense as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $516,000 in the quarter ended November 2, 2008 and $442,000 in the quarter ended October 28, 2007. Sales and marketing expenses as a percent of revenues decreased to 6.6% in the quarter ended November 2, 2008 compared to 9.1% in the quarter ended October 28, 2007.
     Sales and marketing expenses increased $1.5 million, or 7.6%, to $20.7 million in the six months ended November 2, 2008 compared to $19.2 million in the six months ended October 28, 2007. The increase in sales and marketing expenses was primarily due to $832,000 in additional expense as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $1.0 million in the six months ended November 2, 2008 and $893,000 in the six months ended October 28, 2007. Sales and marketing expenses as a percent of revenues decreased to 7.2% in the six months ended November 2, 2008 compared to 9.3% in the six months ended October 28, 2007.
     General and Administrative Expenses. General and administrative expenses decreased $186,000, or 1.6%, to $11.7 million in the quarter ended November 2, 2008 compared to $11.9 million in the quarter ended October 28, 2007. The decrease was primarily due to a $3.0 million decrease in legal and consulting fees as a result of the completion of our stock option investigation. This decrease was partially offset by the addition of $1.8 million in expenses as a result of the Optium merger, and an increase in employee related expenses of $741,000. Included in general and administrative expenses were stock-based compensation charges of $720,000 in the quarter ended November 2, 2008 and $350,000 in the quarter ended October 28, 2007. General and administrative expenses as a percent of revenues decreased to 7.4% in the quarter ended November 2, 2008 compared to 11.8% in the quarter ended October 28, 2007.
     General and administrative expenses increased $1.5 million, or 7.2%, to $22.2 million in the six months ended November 2, 2008 compared to $20.7 million in the six months ended October 28, 2007. The increase was primarily due to $1.8 million in additional expenses as a result of the Optium merger, an increase in employee related expenses of $1.2 million, and a non-cash charge of $919,000 related to the sale of a product line. These increases were partially offset by a $4.0 million decrease in legal and consulting fees as a result of the completion of our stock option investigation. Included in general and administrative expenses were stock-based compensation charges of $1.3 million in the six months ended November 2, 2008 and $981,000 in the six months ended October 28, 2007. General and administrative expenses as a percent of revenues decreased to 7.7% in the six months ended November 2, 2008 compared to 10.0% in the six months ended October 28, 2007.
     Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses were $10.5 million in the quarter and six month period ended November 2, 2008, compared to $0 in the quarter and six month period ended October 28, 2007. The IPR&D charges were related to the Optium merger.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $263,000, or 53.7%, to $753,000 in the quarter ended November 2, 2008 compared to $490,000 in the quarter ended October 28, 2007 and increased $41,000, or 4.2%, to $1.0 million in the six months ended November 2, 2008 compared to $980,000 in the six months ended October 28, 2007. The increase was primarily due the addition of amortization associated with the Optium merger offset by the reduction in amortization of certain assets associated with our AZNA and Kodeos acquisitions. The amortization related to the Optium merger for the two months included in the quarter and six month periods ended November 2, 2008 was $485,000.
     Impairment of Goodwill. As a result of the ongoing financial liquidity crisis, the current economic recession, reductions to our internal revenue forecasts, changes to our internal operating forecasts and a drastic reduction in our market capitalization, during the period, we performed an analysis to determine if there was an indication of impairment of our intangible assets. As a result of this analysis, we determined that the goodwill related to our optical subsystems and components reporting unit was impaired and had an implied fair value of $59.6 million. As a result, we recorded an estimated impairment charge of $178.8 million during the quarter ended November 2, 2008. As of November 2, 2008 we had not completed the goodwill impairment analysis but expect to do so during the third quarter of fiscal 2009.
     Interest Income. Interest income decreased $880,000, or 57.3%, to $657,000 in the quarter ended November 2, 2008 compared to $1.5 million in the quarter ended October 28, 2007 and decreased $1.3 million, or 45.0%, to $1.6 million in the six months ended November 2, 2008 compared to $3.0 million in the six months ended October 28, 2007. These decreases were due primarily to a decrease in our cash balance as a result of the principal repayment of $92.0 million on our 5 1/4% convertible notes due October 15, 2008.
     Interest Expense. Interest expense decreased $1.5 million, or 34.0%, to $2.9 million in the quarter ended November 2, 2008 compared to $4.4 million in the quarter ended October 28, 2007. The decrease was primarily related to the principal repayment of $92.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for the quarters ended November 2, 2008 and October 28, 2007, approximately $2.2 million and $3.1 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings, and $671,000 and $1.3 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.

     Interest expense decreased $1.7 million, or 20.0%, to $6.9 million in the six months ended November 2, 2008 compared to $8.6 million in the six months ended October 28, 2007. The decrease was primarily related to the principal repayment of $92.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for the six months ended November 2, 2008 and October 28, 2007, approximately $5.1 million and $6.2 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings and $1.8 million and $2.5 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Other Income (Expense), Net. Other expense was $3.3 million in the quarter ended November 2, 2008 compared to other income of $85,000 in the quarter ended October 28, 2007. Other expense was $3.3 million in the six months ended November 2, 2008 compared to $48,000 in the six months ended October 28, 2007. Other expense in the quarter and six month periods ended November 2, 2008 was primarily related to a $1.7 million non-cash foreign exchange loss related to the remeasurement of a $19.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian Ringgit and a $1.2 million other-than-temporary write-down of a minority investment during the period.
     Provision for Income Taxes. We recorded an income tax benefit of $7.7 million and an income tax provision of $655,000, respectively, for the quarters ended November 2, 2008 and October 28, 2007 and an income tax benefit of $7.0 million and an income tax provision of $1.3 million, respectively, for the six months ended November 2, 2008 and October 28, 2007. The income tax benefit for the quarter ended November 2, 2008 includes a non-cash benefit of $8.4 million from the reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in the current quarter and current tax expense of $655,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The income tax provision for the quarter ended October 28, 2007 includes a non-cash charge $544,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $111,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The income tax benefit for the six month period ended November 2, 2008 includes a non-cash benefit of $7.8 million from the reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in the current quarter and current tax expense of $849,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The income tax provision for the six months ended October 28, 2007 includes a non-cash charge $1.1 million for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $188,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At November 2, 2008, cash, cash equivalents and short-term and long-term available-for-sale investments were $51.9 million compared to $119.3 million at April 30, 2008. Of this amount, long-term available-for-sale investments totaled $326,000, which consisted of readily saleable debt securities. At November 2, 2008, total short- and long-term debt was $174.4 million, compared to $257.6 million at April 30, 2008.
     Net cash provided by operating activities totaled $1.4 million in the six months ended November 2, 2008, compared to $1.6 million in the six months ended October 28, 2007. Cash provided by operating activities in the six months ended November 2, 2008 primarily consisted of operating loss adjusted for depreciation, amortization and other non-cash related items in the income statement totaling $35.6 million and offset by $34.2 million in additional working capital which was primarily related to increases in inventory, accounts receivable, and other assets and a decrease in accrued compensation, offset by an increase in accounts payable and deferred revenue. Cash provided by operating activities for the six months ended October 28, 2007 primarily consisted of operating losses adjusted for depreciation, amortization and other non-cash related items in the income statement totaling $5.0 million offset by $3.4 million in additional working capital which was primarily related to a decrease in accounts payable.
     Net cash provided by investing activities totaled $45.3 million in the six months ended November 2, 2008 compared to net cash used in investing activities of $10.4 million in the six months ended October 28, 2007. Net cash provided by investing activities in the six months ended November 2, 2008 was primarily related to the net maturities of available-for-sale investments offset by purchases of equipment to support production expansion. Cash invested in the six months ended October 28, 2007 was primarily related equipment purchases to support production expansion at our Texas and Malaysia facilities and the purchase of short-term investments.
     Net cash used in financing activities totaled $82.0 million in the six months ended November 2, 2008 compared to $1.1 million in the six months ended October 28, 2007. Cash provided by financing activities for the six months ended November 2, 2008 primarily reflected proceeds of $20.0 million from bank borrowings and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $3.4 million, offset by repayments of $92 million on our outstanding 5 1/4% convertible subordinated notes on October 15, 2008 and repayment on borrowings of $13.4 million. Cash used in financing activities for the six months ended October 28, 2007 was due to repayments on borrowings.
      On October 28, 2008, we amended certain agreements with Silicon Valley Bank to reallocate the amounts available to us under various credit facilities and to extend the term of these facilities to October 24, 2009. The total amount of credit available to us under these agreements is $70 million.
     On March 14, 2008, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that was available through March 13, 2009. Under the terms of the amended agreement, Silicon Valley Bank is providing a $10.5 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. Outstanding letters of credit secured by this agreement at November 2, 2008 totaled $8.4 million. On October 28, 2008, this agreement was amended further to decrease the amount available under the agreement to $9 million and extend the maturity through October 24, 2009
     On March 14, 2008, we entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that was available to the Company through March 13, 2009. Under the terms of the agreement, the Company may sell to Silicon Valley Bank up to $10 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. On October 28, 2008, this agreement was amended further to increase the amount available under the agreement to $16 million and extend the maturity through October 24, 2009.
     On March 14, 2008, we entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank provided a $50 million revolving line of credit that was available to us through March 13, 2009. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank’s prime rate or the LIBOR rate plus 2.5%. The agreement is subject to certain financial covenants that may restrict our ability to borrow under this line of credit. On October 28, 2008, this agreement was amended to decrease the amount available under the agreement to $45 million and extend the maturity through October 24, 2009. At November 2, 2008, there was no balance outstanding under this line of credit.
     We retired our outstanding 5 1/4% convertible subordinated notes, in the principal amount of $92 million, during the second fiscal quarter of 2009 through a combination of private purchases and repayment at maturity. We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations and Commercial Commitments
     At November 2, 2008, we had contractual obligations of $241.6 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Short-term debt	$6,085	$6,085	$—	$—	$—
Long-term debt	18,325	—	10,575	7,750	—
Convertible debt	150,000	—	150,000	—	—
Interest on debt	10,570	4,917	5,150	503	—
Operating leases	51,335	7,231	11,275	8,772	24,057
Purchase obligations	5,326	5,326	—	—	—

Total contractual obligations	$241,641	$23,559	$177,000	$17,025	$24,057

     Short-term debt of $6.1 million represents the current portion of a note payable to a financial institution and a loan from a Malaysian bank.
     Long-term debt consists of the long-term portion of a note payable to a financial institution and a loan from a Malaysian bank in the principal amount of $18.3 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $100.0 million due

October 15, 2010. The notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Annual interest payments on the convertible subordinated notes are approximately $ 3.8 million.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $5.3 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of November 2, 2008.
Off-Balance-Sheet Arrangements
     At November 2, 2008 and April 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Reference is made to “Part I, Item I, Financial Statements — Note 17. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended November 2, 2008.
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

Our future results of operation will be substantially influenced by the operations of the former Optium business, and, as a result of the merger, we will be subject to a number of special risks and uncertainties, including the following:
•	Failure to achieve the strategic objectives of the merger could have a material adverse effect on our revenues, operating results and expense levels. In the event that estimated pre-tax cost synergies are not realized, the merger may be substantially dilutive to our earnings per share thereafter as well. In addition, we cannot assure you that our growth rate will equal the historical growth rate experienced by either Finisar or Optium prior to the merger.

•	We will face significant challenges in integrating the organizations and operations of Finisar and Optium in a timely and efficient manner. The integration of the two companies will be complex and time consuming and will require significant attention from management and other personnel, which may distract their attention from the day-to-day business of the combined company. The diversion of management’s attention and any difficulties associated with integrating Optium into Finisar could have a material adverse effect on our operating results and our stock price, and could result in a delay or even the inability to achieve the anticipated benefits of the merger. Failure to successfully integrate the operations of the two companies could have a material adverse effect on our business and operating results.

•	To be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. Our employees may experience uncertainty about their future role both before and after strategies with regard to the combined company are announced or executed. This potential uncertainty may adversely affect our ability to attract and retain key personnel. We must continue to motivate our employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger or the loss of key employees due to such uncertainties.

•	As a result of the merger, Finisar has become a substantially larger organization. We may face challenges inherent in efficiently managing our enlarged workforce of approximately 5,000 employees located in a total of 14 facilities around the world, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to successfully manage these geographically more diverse locations and substantially larger combined workforce could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.

•	We may incur charges to operations, in amounts that are not currently reasonably estimable, in subsequent quarters to reflect costs associated with the valuation of the merger and the integration of the two companies. Unanticipated costs associated with the merger, if significant, could adversely affect our future liquidity and operating results.
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
We expect that the operating results of the combined company will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:
•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.
Our operating results could also be harmed by:
•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers’ products, particularly the data storage and networking and telecommunications components markets.
     We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter typically represent a small percentage of expected revenues for that quarter and are generally cancelable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, it is likely that the trading price of our common stock would significantly decline.
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
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% convertible senior subordinated notes due October 15, 2010 totaling $100 million and our 2 1/2% convertible subordinated notes due October 15, 2010 totaling $50 million. In addition, the $100 million in principal amount of our 2 1/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. Our existing balances of cash, cash equivalents and short-term investments are not sufficient to repay these notes, and we may not be able to cover our future debt service obligations from our operating cash flow. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes due in 2010.
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
     A small number of customers have consistently accounted for a significant portion of the revenues of both Finisar and Optium. For example, sales to Finisar’s top five customers represented 42% of Finisar’s revenues in fiscal 2008, and for its fiscal year ended August 2, 2008, Optium generated 62% of its revenues from its five largest end customers. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
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
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components and network performance test systems are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, Capella Intelligent Subsystems, CoAdna Photonics, Emcore, Fujitsu Computer Systems, JDS Uniphase, Opnext, Oplink, StrataLight Communications, Sumitomo, and a number of smaller vendors. For network test systems, we compete primarily with Agilent Technologies and LeCroy. BKtel, Emcore, Olson Technology and Yagi Antenna are our main competitors with respect to our cable TV products. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.
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
     During mid-2007, Optium became aware that certain of its analog RF over fiber products may, depending on end use and customization, be subject to ITAR. Accordingly, Optium filed a detailed voluntary disclosure with the United States Department of State describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, as well as related technical data and defense services. Optium may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in the workplace. Additional information has been provided upon request to the Department of State with respect to this matter. On October 14, 2008, a grand jury subpoena from the office of the U.S. Attorney for the Eastern District of Pennsylvania was received requesting documents from 2005 through the present referring to, relating to or involving the subject matter of our voluntary disclosure and export activities.
     In connection with a review of our compliance with applicable export regulations in late 2008, we discovered that we had made certain “deemed exports” to foreign national employees with respect to certain of our commercial product without the necessary deemed export licenses or license exemptions under the EAR. Accordingly, we have filed a detailed voluntary disclosure with the United States Department of Commerce describing these deemed export violations.
     While the Departments of State and Commerce encourage voluntary disclosures and generally affords parties mitigating credit under such circumstances, we nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect our results of operations and cash flow. These inquiries may require us to expend significant management time and incur significant legal and other expenses. We cannot predict how long it will take or how much more time and resources we will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.
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
     Through fiscal 2008, we made minority equity investments in early-stage technology companies, totaling approximately $55 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. During fiscal 2009, we wrote off $1.2 million for another investment that became impaired. We may be required to write off all or a portion of the $14.3 million in such investments remaining on our balance sheet as of November 2, 2008 in future periods.
We are subject to pending legal proceedings.
     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, certain of our current and former officers, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. The proposed settlement was thereafter withdrawn. Subsequent to the withdrawal of the proposed settlement, the parties have engaged in further negotiations in an attempt to structure a new settlement. There is no assurance that agreement on a new settlement will be reached or approved by the Court. If agreement on a new settlement is not reached and subsequently approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, however, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
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
     We currently have outstanding 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The $50 million in principal amount of our 2 1/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $100 million in principal amount of our 2 1/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. An aggregate of approximately 13,500,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on August 28, 2008. At the meeting, the following matters were submitted to a vote of our stockholders:
     Approval of the Issuance of Shares of Finisar Common Stock. The issuance of shares of our common stock in connection with the merger of our wholly-owned subsidiary with and into Optium Corporation was approved by a vote of 196,296,808 shares for; 1,559,601 shares against; 144,531 shares abstaining; and 87,106,369 broker non-votes.
     Election of Directors. The following persons were elected as Class III directors, to hold office for three-year terms:

	Shares Voted
Name	Affirmatively	Votes Withheld
Jerry S. Rawls	281,757,136	3,350,171

Dominique Trempont	281,177,957	3,763,549
     Ratification of Appointment of Independent Registered Public Accounting Firm. The appointment of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending April 30, 2009 was ratified by a vote of 283,081,185 shares for; 1,583,593 shares against; and 442,530 shares abstaining.

Item 6. Exhibits
     The following exhibits are filed herewith:

10.23*	Optium Corporation 2000 Stock Incentive Plan(1)

10.24*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(2)

10.25*	Form of Amended and Restated Warrant to Purchase Common Stock(3)

10.26*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(4)

10.27*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(5)

10.28*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(6)

10.29	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(7)

10.30*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(8)

10.31*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(9)

10.32*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(10)

10.33*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(11)

10.34*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(12)

10.35*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(13)
10.36*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(14)

10.37*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(15)

10.38*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(16)

10.39	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(17)

10.40	Agreement and Plan of Merger by and among Optium Corporation, CLP Acquisition I Corp., Kailight Photonics, Inc. and the Stockholders Representatives named therein dated March 27, 2007 as amended by the Acknowledgement and Agreement to the Agreement and Plan of Merger dated April 11, 2007(18)

10.41	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(19)

10.42	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(20)

10.43*	Employment Agreement between Optium Corporation and Eitan Gertel, dated as of April 14, 2006(21)

10.44*	Employment Agreement between Optium Corporation and Mark Colyar, dated as of April 14, 2006(22)

10.45*	Employment Agreement between Optium Corporation and Christopher Brown, dated as of August 28, 2006(23)

10.46*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(24)

10.47*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(25)

10.48*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(26)

10.49*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(27)

10.50*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(28)

10.51*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(29)

10.52*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(30)

10.53*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(31)

10.54*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(32)

10.55*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel

10.56*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar

10.57*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown

10.58	Sixth Amendment to Non-Recourse Receivables Purchase Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation

10.59	Sixth Amendment to Letter of Credit Reimbursement Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation

10.60	First Loan Modification Agreement dated as of October 30, 2008 by and between Silicon Valley Bank and Finisar Corporation

18	Letter regarding change in accounting principle

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(2)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(3)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(4)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(5)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(7)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(8)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(9)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(10)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(11)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(13)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(14)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(15)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(17)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(18)	Incorporated by reference to Exhibit 2.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(19)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on October 11, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(21)	Incorporated by reference to Exhibit 10.17 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(22)	Incorporated by reference to Exhibit 10.18 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(23)	Incorporated by reference to Exhibit 10.22 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on September 28, 2006.

(24)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(25)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(27)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(28)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(29)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(30)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(31)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(32)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS
Jerry S. Rawls
Chairman of the Board

By:	/s/ EITAN GERTEL
Eitan Gertel
Chief Executive Officer

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: December 17, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.23*	Optium Corporation 2000 Stock Incentive Plan(1)

10.24*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(2)

10.25*	Form of Amended and Restated Warrant to Purchase Common Stock(3)

10.26*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(4)

10.27*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(5)

10.28*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(6)

10.29	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(7)

10.30*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(8)

10.31*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(9)

10.32*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(10)

10.33*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(11)

10.34*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(12)

10.35*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(13)

10.36*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(14)

10.37*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(15)

10.38*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(16)

10.39	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(17)

10.40	Agreement and Plan of Merger by and among Optium Corporation, CLP Acquisition I Corp., Kailight Photonics, Inc. and the Stockholders Representatives named therein dated March 27, 2007 as amended by the Acknowledgement and Agreement to the Agreement and Plan of Merger dated April 11, 2007(18)

10.41	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(19)

10.42	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(20)

10.43*	Employment Agreement between Optium Corporation and Eitan Gertel, dated as of April 14, 2006(21)

Exhibit
Number	Description

10.44*	Employment Agreement between Optium Corporation and Mark Colyar, dated as of April 14, 2006(22)

10.45*	Employment Agreement between Optium Corporation and Christopher Brown, dated as of August 28, 2006(23)

10.46*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(24)

10.47*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(25)

10.48*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(26)

10.49*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(27)

10.50*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(28)

10.51*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(29)

10.52*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(30)

10.53*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(31)

10.54*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(32)

10.55*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel

10.56*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar

10.57*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown

10.58	Sixth Amendment to Non-Recourse Receivables Purchase Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation

10.59	Sixth Amendment to Letter of Credit Reimbursement Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation

10.60	First Loan Modification Agreement dated as of October 30, 2008 by and between Silicon Valley Bank and Finisar Corporation

18	Letter regarding change in accounting principle

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(2)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(3)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 9, 2008.

(4)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(5)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(6)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(7)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(8)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(9)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(10)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(11)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(12)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(13)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(14)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(15)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(16)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(17)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(18)	Incorporated by reference to Exhibit 2.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(19)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on October 11, 2006.

(20)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(21)	Incorporated by reference to Exhibit 10.17 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(22)	Incorporated by reference to Exhibit 10.18 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(23)	Incorporated by reference to Exhibit 10.22 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on September 28, 2006.

(24)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(25)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(27)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(28)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(29)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(30)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(31)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(32)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.