Form 10-Q
period 2009-02-01
FINISAR CORP
filed 2009-03-12
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 1, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At February 28, 2009, there were 476,585,489 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended February 1, 2009

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements:	4
Condensed Consolidated Balance Sheets as of February 1, 2009 and April 30, 2008	4
Condensed Consolidated Statements of Operations for the three and nine month periods ended February 1, 2009 and January 27, 2008	5
Condensed Consolidated Statements of Cash Flows for the nine month periods ended February 1, 2009 and January 27, 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosure About Market Risk	43
Item 4. Controls and Procedures	44
PART II OTHER INFORMATION
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 6. Exhibits	57
Signatures	58
EX-10.61
EX-10.62
EX-10.63
EX-10.64
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 1, 2009	April 30, 2008
	(In thousands, except per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,645	$79,442
Short-term available-for-sale investments	301	30,577
Accounts receivable, net of allowance for doubtful accounts of $1,027 and $635 at February 1, 2009 and April 30, 2008	84,344	48,005
Accounts receivable, other	8,780	12,408
Inventories	116,057	82,554
Prepaid expenses	8,191	7,652

Total current assets	252,318	260,638
Long-term available-for-sale investments	313	9,236
Property, plant and improvements, net	88,543	89,847
Purchased technology, net	19,495	11,850
Other intangible assets, net	15,141	3,899
Goodwill	13,892	88,242
Minority investments	14,289	13,250
Other assets	3,204	3,241

Total assets	$407,195	$480,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,786	$43,040
Accrued compensation	12,774	14,397
Other accrued liabilities	28,070	23,397
Deferred revenue	4,977	5,312
Current portion of other long-term liabilities	6,060	2,436
Convertible notes, net of beneficial conversion feature of $0 and $2,026 at February 1, 2009 and April 30, 2008	—	101,918
Non-cancelable purchase obligations	3,420	3,206

Total current liabilities	105,087	193,706
Long-term liabilities:
Convertible notes	142,000	150,000
Other long-term liabilities	25,304	18,911
Deferred income taxes	1,190	8,903

Total long-term liabilities	168,494	177,814
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at February 1, 2009 and April 30, 2008	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 476,541,366 shares issued and outstanding at February 1, 2009 and 308,839,226 shares issued and outstanding at April 30, 2008	477	309
Additional paid-in capital	1,806,732	1,540,241
Accumulated other comprehensive income	1,427	12,973
Accumulated deficit	(1,675,022)	(1,444,840)

Total stockholders’ equity	133,614	108,683

Total liabilities and stockholders’ equity	$407,195	$480,203

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Revenues
Optical subsystems and components	$126,081	$102,957	$389,601	$290,247
Network test systems	10,274	9,784	34,972	28,928

Total revenues	136,355	112,741	424,573	319,175
Cost of revenues	93,491	73,396	281,394	212,279
Amortization of acquired developed technology	1,705	1,729	4,454	5,187

Gross profit	41,159	37,616	138,725	101,709

Operating expenses:
Research and development	24,098	21,218	69,739	56,350
Sales and marketing	9,396	10,492	30,097	29,726
General and administrative	10,050	13,620	32,275	34,352
Acquired-in-process research and development	—	—	10,500	—
Amortization of purchased intangibles	841	488	1,862	1,468
Impairment of goodwill and intangible assets	46,534	—	225,302	—

Total operating expenses	90,919	45,818	369,775	121,896

Loss from operations	(49,760)	(8,202)	(231,050)	(20,187)

Interest income	119	1,501	1,744	4,453
Interest expense	(1,469)	(4,291)	(8,355)	(12,895)
Gain on repayment/purchase of convertible notes	4,070	—	3,838	—
Other income (expense), net	(749)	310	(3,788)	262

Loss before income taxes	(47,789)	(10,682)	(237,611)	(28,367)
Provision for (benefit from) income taxes	(432)	807	(7,429)	2,083

Net loss	$(47,357)	$(11,489)	$(230,182)	$(30,450)

Net loss per share — basic and diluted	$(0.10)	$(0.04)	$(0.51)	$(0.10)

Shares used in computing net loss per share — basic and diluted	474,797	308,663	448,310	308,645
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	February	January
	1, 2009	27, 2008
Operating activities
Net loss	$(230,182)	$(30,450)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	22,478	18,806
Stock-based compensation expense	10,960	8,585
Amortization of beneficial conversion feature of convertible notes	1,817	3,706
Amortization of purchased technology and finite lived intangibles	1,862	1,469
Amortization of acquired developed technology	4,454	5,187
Amortization of discount on restricted securities	—	(11)
Loss (gain) on sale or retirement of equipment	499	(455)
Gain on repayment/purchase of convertible notes	(3,838)	—
Gain on remeasurement of derivative liability	(1,135)	—
Loss (gain) on sale of equity investment	12	(205)
Loss on sale of a product line	919	—
Other than temporary decline in fair market value of equity security	1,920	—
Impairment of goodwill	225,302	—
Acquired in-process R&D	10,500	—
Changes in operating assets and liabilities, net of effects of acquiried companies:
Accounts receivable	(7,057)	934
Inventories	(3,476)	(3,558)
Other assets	978	(1,151)
Deferred income taxes	(7,846)	1,782
Accounts payable	(22,917)	(3,564)
Accrued compensation	(3,214)	4,420
Other accrued liabilities	(12,681)	10,682
Deferred revenue	(289)	(391)

Net cash provided by (used in) operating activities	(10,934)	15,786

Investing activities
Purchases of property, equipment and improvements	(20,653)	(17,693)
Sale of short and long-term investments, net	37,861	20,993
Maturity of restricted securities	—	625
Proceeds from sale of property and equipment	40	558
Proceeds from sale of equity investment	90	648
Acquisition of subsidiaries, net of cash assumed	30,137	—

Net cash provided by investing activities	47,475	5,131

Financing activities
Repayment of convertible notes related to acquisition	(11,918)	—
Proceeds from term loan and revolving line of credit	25,000	—
Repayments of liability related to sale-leaseback of building	(101)	(260)
Repayments of borrowings	(2,734)	(1,412)
Repayment/purchase of convertible notes	(95,956)	—
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	4,371	86

Net cash used in financing activities	(81,338)	(1,586)

Net increase (decrease) in cash and cash equivalents	(44,797)	19,331
Cash and cash equivalents at beginning of period	79,442	56,106

Cash and cash equivalents at end of period	$34,645	$75,437

Supplemental disclosure of cash flow information
Cash paid for interest	$3,838	$4,811
Cash paid for taxes	$898	$336
Issuance of common stock and assumption of options and warrants in connection with merger	251,382	—
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
Interim Financial Information and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements as of February 1, 2009 and for the three and nine month periods ended February 1, 2009 and January 27, 2008, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at February 1, 2009 and its operating results and cash flows for the three and nine month periods ended February 1, 2009 and January 27, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2008.

     The condensed consolidated financial statements for the three and nine months ended February 1, 2009 include the operating results of Optium beginning on August 30, 2008 (see note 2, “Business Combinations”).
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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended February 1, 2009 and January 27, 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.

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
Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. The Company places its cash, cash equivalents, available-for-sale and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 44.2% and 44.0% of total accounts receivable at February 1, 2009 and April 30, 2008, respectively.
Current Vulnerabilities Due to Certain Concentrations
     During the three and nine months ended February 1, 2009, sales to the Company’s five largest customers represented 40.6% and 37.7% of total revenues, respectively. During the three and nine months ended January 27, 2008, sales to the Company’s five largest customers represented 45.0% and 43.9% of total revenues, respectively. One customer represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at February 1, 2009 are the net assets of the Company’s manufacturing operations, substantially all of which are located at its overseas manufacturing facilities and which total approximately $70.8 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $4,000 and $27,000 in the three and nine months ended February 1, 2009, respectively and $4,000 and $30,000 in the three and nine months ended January 27, 2008, respectively.
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

Fair Value Accounting
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year commencing after November 15, 2007. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of and for the three and nine months ended February 1, 2009. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.
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
     The Company adopted the effective portions of SFAS 157 on May 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 (“FSP 157-1 and “FAP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.
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
     For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. As of February 1, 2009 based on significant other observable inputs (Level 2), and April 30, 2008 based on quoted market prices (Level 1), the fair value of the Company’s convertible subordinated debt was approximately $69.9 million and $200.7 million, respectively. See note 3, “Convertible Debt”.

     The following table provides the assets carried at fair value measured on a recurring basis as of February 1, 2009 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets For	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Total cash equivalents, and available-for-sales investments:
Money market funds	$56	$—	$—	$56
Corporate debt	—	191	—	191
Mortgage-backed debt	—	423	—	423

Cash equivalents and available-for-sales investments	$56	$614	$—	670

Cash				34,589

Total cash, cash equivalents, and available-for-sales investments				$35,259

Reported as:
Cash and cash equivalents				$34,645
Short-term available-for-sale investments				301
Long-term available-for-sale investments				313

Total cash, cash equivalents, and available-for-sales investments				$35,259

     The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.
     The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include corporate bonds and mortgage-backed debt.
     The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of February 1, 2009.
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

Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years except for buildings, which are depreciated over 25 years.
Doodwill and Other Intangible Assets
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Numerator:
Net loss	$(47,357)	$(11,489)	$(230,182)	$(30,450)

Denominator for basic net loss per share:
Weighted-average shares outstanding — basic and diluted	474,797	308,663	448,310	308,645

Basic and diluted net loss per share	$(0.10)	$(0.04)	$(0.51)	$(0.10)

Common stock equivalents related to potentially dilutive securities excluded from computation above because they are anti-dilutive:
Employee stock options	3,569	3,434	3,898	12,950
Conversion of convertible subordinated notes	13,495	31,657	30,166	31,657
Conversion of convertible notes	—	10,955	—	10,955
Warrants assumed in acquisition	—	455	—	455

Potentially dilutive securities	17,064	46,501	34,064	56,017

Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for reporting and display of comprehensive income or loss and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).
     The components of comprehensive loss for the three and nine months ended February 1, 2009 and January 27, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Net loss	$(47,357)	$(11,489)	$(230,182)	$(30,450)
Foreign currency translation adjustment	(1,382)	2,402	(10,563)	3,861
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss	83	(558)	(983)	(4,243)

Comprehensive loss	$(48,656)	$(9,645)	$(241,728)	$(30,832)

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	February 1, 2009	April 30, 2008
Net unrealized gains/(losses) on available-for-sale securities	$(79)	$904
Cumulative translation adjustment	1,506	12,069

Accumulated other comprehensive income	$1,427	$12,973

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
Pending Adoption of New Accounting Standards
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP 142-3 will depend upon the nature, terms, and size of the acquisitions the Company consummates after the effective date.

     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required. This standard is effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating the impact that FSP APB 14-1 will have on its financial statements.
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

     At the closing of the merger, the Company issued 160,808,659 shares of its common stock valued at approximately $242.8 million for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $1.51 per share. There were approximately 17,202,600 shares of the Company’s common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards that the Company assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 6.262 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.
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

Preliminary Purchase Price Allocation
     The Company accounted for the combination with Optium using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of August 29, 2008. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The Company believes the fair value assigned to the assets acquired and liabilities assumed was based on reasonable assumptions. The total purchase price has been preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$31,825
Other current assets	64,234
Fixed assets	19,129
Other non-current assets	888
Accounts payable and accrued liabilities	(47,842)
Other liabilities	(973)

Net tangible assets	67,261
Identifiable intangible assets	25,100
In-process research and development	10,500
Goodwill	150,952

Total preliminary purchase price allocation	$253,813

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
Identifiable Intangible Assets
     Intangible assets consist primarily of developed technology, customer relationships and trademarks. Developed technology is comprised of products that have reached technological feasibility and are a part of Optium’s product lines. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Optium’s underlying relationships with its customers. Trademarks represent the fair value of brand name recognition associated with the marketing of Optium’s products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by both Finisar and Optium management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 30%. This discount rate was determined after consideration for the Company’s rate of return on debt capital and equity and the weighted average return on invested capital. The amounts assigned to developed technology, customer relationships, and trademarks were $12.1 million, $11.9 million and $1.1 million, respectively. The Company expects to amortize developed technology, customer relationships, and trademarks on a straight-line basis over their weighted average expected useful life of 10, 5, and 1 years, respectively. Developed technology is amortized into cost of sales while customer relationships and trademarks are amortized into operating expenses.
In-Process Research and Development
     The Company expensed in-process research and development (“IPR&D”) upon acquisition as it represented incomplete Optium research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $10.5 million was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects.

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
     The unaudited pro forma financial information for the nine months ended February 1, 2009 combines the historical results of the Company for the nine months ended February 1, 2009 with the historical results of Optium for one month ended August 29, 2008 and the three months ended August 2, 2008. The unaudited pro forma financial information for the three months ended January 27, 2008 combines the historical results of the Company for the three months ended January 27, 2008 with the historical results of Optium for the three months ended February 2, 2008. The unaudited pro forma financial information for the nine months ended January 27, 2008 combines the historical results of the Company for the nine months ended January 27, 2008 with the historical results of Optium for nine months ended February 2, 2008.
     The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets and depreciation on acquired property and equipment (unaudited; in thousands, except per share information):

	Three months ended	Nine months ended
	January 27,	February 1,	January 27,
	2008	2009	2008
Net revenue	$153,035	$476,565	$422,461
Net loss	$(13,553)	$(239,981)	$(34,906)
Net loss per share – basic and diluted	$(0.03)	$(0.54)	$(0.08)
3. Convertible Debt
     The Company’s convertible subordinated and convertible senior subordinated note balances as of February 1, 2009 and April 30, 2008 were as follows (in thousands):

Description	Amount	Value	Rate

As of February 1, 2009
Convertible subordinated notes due 2010	$50,000	$24,625	2.50%
Convertible senior subordinated notes due 2010	92,000	45,310	2.50%

	$142,000	$69,935

As of April 30, 2008
Convertible subordinated notes due 2008	$92,026	$88,443	5.25%
Convertible subordinated notes due 2010	50,000	38,128	2.50%
Convertible senior subordinated notes due 2010	100,000	74,157	2.50%

	$242,026	$200,728

     The Company’s convertible subordinated and convertible senior subordinated notes are due on October 15, 2010.

Convertible Subordinated Notes due 2008
     During the second quarter of fiscal 2009, the Company retired, through a combination of cash purchases in private transactions and repayment upon maturity, the remaining $92.0 million of outstanding principal and the accrued interest under these notes.
Convertible Senior Subordinated Notes due 2010
     During the third quarter of fiscal 2009, the Company purchased $8.0 million in principal amount plus $41,000 of accrued interest of its 2.5% convertible senior subordinated notes due October 2010 for approximately $3.9 million in cash. In connection with the purchase, the Company recorded a gain of approximately $4.1 million.
Convertible Note—Acquisition of AZNA LLC
     During the first quarter of fiscal 2009, the Company repaid, in cash, the remaining $11.9 million of outstanding principal and $313,000 of accrued interest under the amended convertible promissory note issued in connection with the acquisition of AZNA LLC.
4. Installment Loans
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of February 1, 2009. At February 1, 2009, the principal balance outstanding under these notes was $18.8 million.
5. Revolving Line of Credit Facility with Silicon Valley Bank
     In October 2008, the Company amended its revolving line of credit facility with Silicon Valley Bank. The amended credit facility allows for advances in the aggregate amount of $45 million subject to certain restrictions and limitations. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest at the Company’s discretion, at either the bank’s prime rate plus 0.5% or LIBOR plus 3%. The maturity date is July 15, 2010. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month. At February 1, 2009, the Company’s borrowing availability under this line was restricted to $18 million, based upon the quick ratio covenant. The principal balance outstanding under this revolving line of credit was $5.0 million at February 1, 2009. The Company was not in compliance with the adjusted quick ratio covenant at November 30, 2008 and December 31, 2008 and received a waiver from the bank for such noncompliance. The Company was in compliance with all covenants associated with this facility as of February 1, 2009.
6. Inventories
     Inventories consist of the following (in thousands):

	February 1, 2009	April 30, 2008
Raw materials	$39,338	$19,540
Work-in-process	37,795	30,424
Finished goods	38,924	32,590

Total inventory	$116,057	$82,554

     During the three and nine months ended February 1, 2009, the Company recorded charges of $3.8 million and $10.2 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.1 million and $6.2 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

     During the three and nine months ended January 27, 2008, the Company recorded charges of $2.9 million and $10.2 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.6 million and $5.0 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	February 1, 2009	April 30, 2008
Land	$—	$9,747
Buildings	7,409	12,019
Computer equipment	38,600	40,255
Office equipment, furniture and fixtures	3,913	3,383
Machinery and equipment	155,202	158,983
Leasehold improvements	17,619	14,302
Contruction-in-process	774	2,941

Total	223,517	241,630
Accumulated depreciation and amortization	(134,974)	(151,783)

Property, equipment and improvements (net)	$88,543	$89,847

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
9. Income Taxes
     The Company recorded an income tax benefit of $432,000 and a provision for income taxes of $807,000, respectively, for the three months ended February 1, 2009 and January 27, 2008. The income tax benefit for the three months ended February 1, 2009 includes a refundable research and development credit of $415,000. The provision for the three months ended January 27, 2008 includes non-cash charges of $694,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of February 1, 2009 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at February 1, 2009 relates to the tax benefits of stock option deductions the tax benefit of which will be credited to paid-in capital if and when realized, and thereafter, income tax expense.

     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at May 1, 2008	$11,700
Add:
Additions due to merger of Optium unrecognized tax benefits	500

Gross unrecognized tax benefits balance at February 1, 2009	$12,200

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
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At February 1, 2009, there were no accrued interest or penalties related to uncertain tax positions. The Company estimated no interest or penalties for the quarter ended February 1, 2009.
     The Company files U.S. federal, state and foreign tax returns. The Company’s major foreign jurisdiction is Malaysia where the Company has a tax holiday. The Company’s fiscal years 2001-2008 remain subject to examination by the IRS.
10. Intangible Assets Including Goodwill
Intangible Assets
     The following table reflects intangible assets subject to amortization as of February 1, 2009 and April 30, 2008 (in thousands):

	February 1, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$123,946	$(104,451)	$19,495
Purchased trade name	4,797	(3,885)	912
Purchased customer relationships	18,864	(4,635)	14,229

Totals	$147,607	$(112,971)	$34,636

	April 30, 2008
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$111,846	$(99,996)	$11,850
Purchased trade name	3,697	(3,345)	352
Purchased customer relationships	6,964	(3,417)	3,547

Totals	$122,507	$(106,758)	$15,749

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2009	$2,409
2010	7,787
2011	6,938
2012	5,864
2013 and beyond	11,638

Total	$34,636

Patent-Related Costs
     On August 4, 2008, the first day of the second quarter of fiscal 2009, the Company changed its method of accounting for third-party costs related to applying for patents on its technologies to expensing such costs as incurred from capitalizing such amounts and amortizing them on a straight-line basis over the estimated economic life of the underlying technology. While the Company believes that patents and the underlying technology have continuing value, the pace of technological change and the challenge of estimating the economic life of the underlying technology make it difficult to estimate the benefits to be derived in the future. The patent-related costs previously capitalized and amortized consist solely of legal fees for patent applications and other direct costs incurred in obtaining patents on its internally generated technologies. The Company believes the new practice is more appropriate since the costs it has historically capitalized represent only a portion of the total costs incurred to develop the underlying technologies and bear no relationship to the fair value of those technologies as do the carrying value of technologies acquired in business combinations. The Company also believes the new practice is consistent with predominant industry practice. The new method also is consistent with the historical practice of Optium with which the Company merged on August 29, 2008. Consistent with SFAS 154, Accounting Changes and Error Corrections, the effect of the change in accounting method will be made retroactive to the beginning of the earliest period presented in the Company’s fiscal 2009 condensed consolidated financial statements and the historic quarterly financial statements have been adjusted to reflect the period-specific effects of applying the new method.
     As a result of the accounting change, the Company’s accumulated deficit as of May 1, 2008 increased by $13.3 million to $1,444.8 million. The change in accounting practice increased the Company’s consolidated net loss for the three months ended August 3, 2008 and for the three and nine months ended January 27, 2008 by $710,000, $1.0 million, and $2.7 million, respectively.
     The following tables summarize the impact of the change in accounting for patent-related costs on the Company’s condensed consolidated balance sheet as of April 30, 2008, its condensed consolidated statements of operations for the three and nine months ended January 27, 2008 and its condensed consolidated cash flows for the nine months ended January 27, 2008. Only the line items affected by the change in accounting are reflected in the tables below (all amounts, unaudited, in thousands, except per share data):
CONDENSED CONSOLIDATED BALANCE SHEET

	April 30, 2008
	As originally
	reported	As adjusted

Other intangible assets, net	$17,183	$3,899
Total assets	493,487	480,203

Accumulated deficit	(1,431,556)	(1,444,840)
Total stockholders’ equity	121,967	108,683
Total liabilities and stockholders’ equity	493,487	480,203

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	January 27, 2008		January 27, 2008
	As originally		As originally
	reported	As adjusted	reported	As adjusted
General and administratvie expense	$12,768	$13,620	$31,630	$34,352
Total operating expenses	44,966	45,818	119,174	121,896
Loss from operations	(7,350)	(8,202)	(17,465)	(20,187)
Loss before income taxes	(9,830)	(10,682)	(25,645)	(28,367)
Net loss	(10,637)	(11,489)	(27,728)	(30,450)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	January 27, 2008
	As originally
	reported	As adjusted
Operating Activities:
Net loss	$(27,728)	$(30,450)
Depreciation and amortization	20,518	18,806
Change in other assets	(6,159)	(1,151)
Change in accounts payable	(2,990)	(3,564)
Net cash provided by operating activities	15,786	15,786
Goodwill
     The following table reflects changes in the carrying amount of goodwill, all of which related to the optical subsystems and components reporting unit (in thousands):

Optical subsystems and
components
Balance at April 30, 2008	$88,242

Addition related to acquisition of subsidiary	150,115
Impairment of goodwill	(178,768)

Balance at November 2, 2008	$59,589

Addition related to acquisition of subsidiary	837
Impairment of goodwill	(46,534)

Balance at February 1, 2009	$13,892

Goodwill impairment
     The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of the Company’s 2008 fiscal year, and concluded that the carrying value of the Company’s network test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition of the Company’s NetWisdom product line, which had been planned at the beginning of the fourth quarter (see Note 17, Restructuring and Product Line Sale). Accordingly, in late June 2008, the Company performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to its network test systems reporting unit was zero. As a result, the Company recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. The Company completed its determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which did not result in a revision of the estimated charge.
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
     Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $0.61 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.
     While finalizing its impairment analysis during the third quarter of fiscal 2009, the Company concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $0.51 at the end of the quarter and a further decrease in internal expectations for near term revenues. For the purposes of this analysis, the Company’s estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of its Quarterly Report on Form 10-Q for the third quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, it recorded an additional $46.5 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the third quarter of fiscal 2009. Giving effect to the impairment charges, the remaining balance of goodwill at February 1, 2009 was $13.9 million, all of which related to the optical subsystems and components reporting unit.
     The Company expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charges when the goodwill impairment test is completed. Any adjustments to its preliminary estimates as a result of completing this evaluation will be recorded in the financial statements for the quarter ending April 30, 2009.

11. Investments
Available-for-Sale Securities
     The following is a summary of the Company’s available-for-sale investments as of February 1, 2009 and April 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
Investment Type	Cost	Gain	Loss	Market Value
As of February 1, 2009
Money market funds	$56	$—	$—	$56
Corporate debt	207	—	(16)	191
Mortgage-backed debt	486	—	(63)	423

Total investments	$749	$—	$(79)	$670

Reported as:
Cash equivalents	$56	$—	$—	$56
Short-term investments	333	—	(32)	301
Long-term investments	360	—	(47)	313

Total	$749	$—	$(79)	$670

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value
As of April 30, 2008
Money market funds	$65,551	$—	$—	$65,551
Corporate debt	30,358	68	(44)	30,382
Government agency debt	4,250	104	—	4,354
Mortgage-backed debt	2,280	11	(14)	2,277
Corporate equity securities	2,022	779	—	2,801

Total investments	$104,461	$962	$(58)	$105,365

Reported as:
Cash equivalents	$65,552	$—	$—	$65,552
Short-term investments	29,734	873	(30)	30,577
Long-term investments	9,175	89	(28)	9,236

Total	$104,461	$962	$(58)	$105,365

     The gross realized gains and losses for the three and nine months ended February 1, 2009 and January 27, 2008 were immaterial. Realized gains and losses were calculated based on the specific identification method.
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
     During the quarter ended November 2, 2008, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000. As of November 2, 2008, the Company classified the remaining 3.5 million shares as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determined that the full carrying value of these shares was other-than-temporarily impaired and it recorded a loss of $1.2 million during the second quarter of fiscal 2009 in accordance with FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. As of February 1, 2009 and April 30, 2008, unrealized gains of $0 and $779,000 are included in accumulated other comprehensive income, respectively.
12. Minority Investments
     Included in minority investments at February 1, 2009 is $14.3 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. At April 30, 2008, minority investment of $13.3 million represented the carrying value of the Company’s minority investments in the same companies. The $1 million increase was due to the conversion of a convertible note of one of these companies, plus accrued interest, into preferred stock of that company which occurred in the first quarter of fiscal 2009.
13. Stockholders’ Equity
Valuation and Expense Information Under SFAS 123R
     The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases under SFAS 123R for the three and nine months ended February 1, 2009 and January 27, 2008 which was reflected in the Company’s operating results (in thousands):

	Three months ended		Nine months ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Cost of revenues	$797	$895	$2,516	$2,320
Research and development	1,816	1,247	4,595	3,237
Sales and marketing	561	673	1,594	1,566
General and administrative	958	481	2,255	1,462

Total	$4,132	$3,296	$10,960	$8,585

     The total stock-based compensation capitalized as part of inventory as of February 1, 2009 was $616,000.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan		Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended				Nine months ended
	February 1,	January 27,	February 1,	January 27,	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008	2009	2008	2009	2008
Weighted average fair value per share	$0.27	$2.12	$0.20	$0.50	$0.27 - $0.99	$2.12 - $2.86	$0.20 - $0.51	$0.50
Expected term (in years)	5.28	5.44	0.73	0.75	5.05 - 5.28	5.44	0.73 - 0.74	0.75
Volatility	79%	86%	102%	57%	72-79%	86% - 88%	58% - 102%	57%
Risk-free interest rate	1.9%	4.1%	0.5%	3.3%	1.9% - 3.2%	4.1% - 4.6%	0.5% - 3.3%	3.3%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
     During the three and nine months ended February 1, 2009, 3,072,382 and 5,020,326 shares of common stock were issued under the Company’s Employee Stock Purchase Plan, respectively, and 6,250 and 816,183 stock options were exercised, respectively. As of February 1, 2009, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $23.2 million which is expected to be recognized over the next 33 months on a weighted-average basis.
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
Extension of Stock Option Exercise Periods for Former Employees
     The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in “Note 18. Pending Litigation—Stock Option Derivative Litigation.” As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with SFAS 123R. As a result of the extension, the fair value related to these stock options had been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.
     During the first quarter of fiscal 2009, the Company recognized a benefit of approximately $332,000 as a result of a decrease in the fair value of these options on June 30, 2008. The remaining accrued balance of $9,000 related to these stock options was reclassified to equity as of August 3, 2008. These transactions represented the final settlement of these options.

14. Segments and Geographic Information
     The Company designs, develops, manufactures and markets optical subsystems, components and network test systems for high-speed data communications. The Company views its business as having two principal operating segments, consisting of (i) optical subsystems and components and (ii) network test systems.
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

     Information about reportable segment revenues and income/(losses) is as follows (in thousands):

	Three months ended		Nine months ended
	February 1, 2009	January 27, 2008	February 1, 2009	January 27, 2008
Revenues:
Optical subsystems and components	$126,081	$102,957	$389,601	$290,247
Network test systems	10,274	9,784	34,972	28,928

Total revenues	$136,355	$112,741	$424,573	$319,175

Depreciation and amortization expense:
Optical subsystems and components	$7,887	$6,267	$21,859	$18,138
Network test systems	196	227	619	668

Total depreciation and amortization expense	$8,083	$6,494	$22,478	$18,806

Operating income (loss):
Optical subsystems and components	$(983)	$(4,450)	$8,844	$(10,365)
Network test systems	303	(1,535)	2,224	(3,167)

Total operating income (loss)	(680)	(5,985)	11,068	(13,532)

Unallocated amounts:
Amortization of acquired developed technology	(1,705)	(1,729)	(4,454)	(5,187)
Amortization of other intangibles	(841)	(488)	(1,862)	(1,468)
Impairment of goodwill	(46,534)	—	(225,302)	—
Acquired in-process R&D	—	—	(10,500)	—
Interest income (expense), net	(1,350)	(2,790)	(6,610)	(8,442)
Gain on repayment/purchase of convertible notes	4,070	—	3,838	—
Other non-operating income (expense), net	(749)	310	(3,789)	262

Total unallocated amounts	(47,109)	(4,697)	(248,679)	(14,835)

Loss before income taxes	$(47,789)	$(10,682)	$(237,611)	$(28,367)

     The following is a summary of total assets by segment (in thousands):

	February 1,	April 30,
	2009	2008
Optical subsystems and components	$372,078	$375,042
Network test systems	20,214	37,936
Other assets	14,903	67,225

	$407,195	$480,203

     Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three months ended		Nine months ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Revenues from sales to unaffiliated customers:
United States	$47,077	$37,659	$137,542	$102,646
Rest of the world	89,278	75,082	287,031	216,529

	$136,355	$112,741	$424,573	$319,175

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	February 1,	April 30,
	2009	2008
Long-lived assets
United States	$109,666	$172,354
Malaysia	28,539	32,553
Rest of the world	16,359	5,422

	$154,564	$210,329

     The following is a summary of capital expenditures by reportable segment (in thousands):

	Nine months ended
	February 1,	January 27,
	2009	2008
Optical subsystems and components	$20,325	$17,509
Network test systems	327	184

Total capital expenditures	$20,652	$17,693

15. Warranty
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

     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine months ended
February 1, 2009
Beginning balance at April 30, 2008	$2,132
Additions during the period based on product sold	1,875
Additions for Optium merger	2,884
Settlements	(1,107)
Changes in liability for pre-existing warranties, including expirations	938

Ending balance at February 1, 2009	$6,722

16. Non-recourse Accounts Receivable Purchase Agreement
     On March 14, 2008, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that was available to the Company through March 13, 2009. Under the terms of the agreement, the Company could sell to Silicon Valley Bank up to $10 million of qualifying receivables, on a revolving basis, whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice.
     On October 28, 2008, the Company modified its non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Under the modified terms, the credit line was increased to $16 million and the maturity was extended through October 24, 2009. There was no change to the discount rate for this facility.
     During the three and nine months ended February 1, 2009, the Company sold approximately $12.1 million and $27.3 million, respectively, of its trade receivables. During the three and nine months ended January 27, 2008, the Company sold approximately $5.2 million and $15.6 million, respectively, of its trade receivables.
17. Restructuring and Product Line Sale
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
     As of February 1, 2009, $501,000 of committed facility payments remain accrued and are expected to be fully utilized by the end of fiscal 2011. This amount relates to payment obligations under restructuring activities associated with the Company’s Scotts Valley facility that took place in fiscal 2006 and the sale of a product line during the first quarter of fiscal 2009.
18. Pending Litigation
     Stock Option Derivative Litigation
     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differ from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation resulted in delays in filing the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006 (the “October 10-Q”), January 28, 2007 (the “January 10-Q”), and January 27, 2008 (the “July 10-Q”), and the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007 (the “2007 10-K”). On December 4, 2007, the Company filed the October 10-Q, the January 10-Q, the July 10-Q and the 2007 10-K which included revised financial statements.

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
     ‘505 Patent Litigation
     DirecTV Litigation
     On April 4, 2005, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves the Company’s U.S. Patent No. 5,404,505, or the ‘505 patent, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that the Company’s patent had been willfully infringed and awarded the Company damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded the Company pre-judgment interest on the jury’s verdict and court costs in the aggregate amount of approximately $13.5 million. The Court denied the Company’s motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to the Company at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012.
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
     At a status conference held on September 26, 2008, the court fixed June 12, 2009 for completion of discovery and October 5, 2009 for trial on infringement, validity and re-determination of damages. On December 1, 2008, both parties filed motions for summary judgment on validity. The Court’s decision on the motions remains pending.
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
     At a status conference held on April 24, 2008, the Court accepted the Company’s proposal to narrow the issues for trial and proceed only with the Company’s principal claim (Claim 25), subject to the Company providing a covenant not to sue Comcast on the other previously asserted claims. On May 22, 2008, Comcast filed its renewed motion for summary judgment of invalidity and non-infringement. On July 11, 2008, the Court issued an order granting Comcast’s motion for summary judgment on the basis of invalidity and also entered a final judgment in favor of Comcast. On July 25, 2008 the Company filed its notice of appeal to the Federal Circuit. Oral argument at the Federal Circuit is scheduled for April 3, 2009.
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
     Requests for Re-Examination of the ‘505 Patent
     Four requests for re-examination of the Company’s ‘505 patent have been filed with the PTO. The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO has granted each of these requests, and these proceedings have been combined into a single re-examination. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits. Resolution of the re-examination of the ‘505 Patent is likely to take more than four months.

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
     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the new proposed settlement, the underwriter defendants would pay a total of approximately $490 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. The Company will be responsible for a share of the issuers’ contribution to the settlement and certain costs anticipated to be less than $400,000. If this settlement is not completed and thereafter approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.
     Section 16(b) Lawsuit
     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of the Company’s common stock against two investment banking firms that served as underwriters for the initial public offering of the Company’s common stock in November 1999. None of the Company’s officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and the Company’s principal shareholders constituted a “group” that owned in excess of 10% of the Company’s outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than nine months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint. This case is one of 55 lawsuits containing similar allegations relating to initial public offerings of technology company issuers. On July 25, 2008, the defendants filed a motion to dismiss the amended complaint. Briefing on the motion is complete. The Court heard oral arguments on the motion on January 16, 2009 and a ruling is pending.

     JDSU/Emcore Patent Litigation
     Litigation is pending with JDS Uniphase Corporation and Emcore Corporation with respect to certain cable television transmission products acquired in the Company’s acquisition of Optium Corporation. On September 11, 2006, JDSU and Emcore filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. The Company has answered both of these complaints denying that it has infringed any of the asserted patents and asserting that those patents are invalid. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. On December 10, 2007, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against the Company’s HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution.
     On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing the Company’s declaratory judgment action on inequitable conduct. The Company has appealed this ruling. The court has consolidated the remaining two actions and has scheduled a single trial to begin October 19, 2009. The Company is unable to determine the ultimate outcome of this litigation.
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

19. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements and loan guarantees is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of February 1, 2009. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 30, 2008 other than the adoption of SFAS 157 (see note 1 to condensed consolidated financial statements).
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 1,	January 27,	February 1,	January 27,
	2009	2008	2009	2008
Revenues
Optical subsystems and components	92.5%	91.3%	91.8%	90.9%
Network test systems	7.5	8.7	8.2	9.1

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	68.5	65.1	66.3	66.5
Amortization of acquired developed technology	1.3	1.5	1.0	1.6

Gross profit	30.2	33.4	32.7	31.9
Operating expenses:
Research and development	17.7	18.8	16.4	17.7
Sales and marketing	6.9	9.3	7.1	9.3
General and administrative	7.4	12.2	7.6	10.7
Acquired in-process research and development	—	—	2.5	—
Amortization of purchased intangibles	0.6	0.4	0.4	0.5
Impairment of goodwill and intangible assets	34.1	—	53.1	—

Total operating expenses	66.7	40.7	87.1	38.2

Loss from operations	(36.5)	(7.3)	(54.4)	(6.3)
Interest income	0.1	1.3	0.4	1.4
Interest expense	(1.1)	(3.8)	(2.0)	(4.0)
Gain on repayment/purchase of convertible notes	3.0	—	1.0	—
Other income (expense), net	(0.5)	0.3	(0.9)	0.1

Loss before income taxes	(35.0)	(9.5)	(55.9)	(8.8)
Provision for income taxes	(0.3)	0.7	(1.7)	0.7

Net loss	(34.7)%	(10.2)%	(54.2)%	(9.5)%

     Revenues. Revenues increased $23.6 million, or 20.9%, to $136.4 million in the quarter ended February 1, 2009 compared to $112.7 million in the quarter ended January 27, 2008. Sales of optical subsystems and components and network test systems represented 92.5% and 7.5%, respectively, of total revenues in the quarter ended February 1, 2009, compared to 91.3% and 8.7%, respectively, in the quarter ended January 27, 2008.
     Revenues increased $105.4 million, or 33.0%, to $424.6 million in the nine months ended February 1, 2009 compared to $319.2 million in the nine months ended January 27, 2008. Sales of optical subsystems and components and network test systems represented 91.8% and 8.2%, respectively, of total revenues in the nine months ended February 1, 2009, compared to 90.9% and 9.1%, respectively, in the nine months ended January 27, 2008.
     Optical subsystems and components revenues which included $29.7 million from Optium’s operations, increased $23.1 million, or 22.5%, to $126.1 million in the quarter ended February 1, 2009 compared to $103.0 million in the quarter ended January 27, 2008. Excluding the Optium product revenues, optical subsystem revenues decreased $6.6 million, or 6.4%, to $96.4 million compared to $103.0 million in the quarter ended January 27, 2008. Sales of new products for 10 Gbps applications for longer distance MAN applications increased $2.2 million over the comparable 2008 period while sales of all other non-Optium products declined. The decrease in revenues was primarily due to the current global economic recession. Of the $23.1 million increase in total revenues including the sales of Optium products, sales of products for 10/40 Gbps applications increased $20.0 million, sales of products for shorter distance LAN/SAN applications decreased $6.3 million. Sales of ROADM and CATV products acquired in the Optium merger contributed $6.2 million and $3.2 million, respectively, to revenues in the quarter ended February 1, 2009.
     Optical subsystems and components revenues which included $66.2 million from Optium’s operation, increased $99.4 million, or 34.2%, to $389.6 million in the nine months ended February 1, 2009 compared to $290.2 million in the nine months ended January 27, 2008. Excluding the Optium product revenues, optical subsystem revenues increased $33.1 million, or 11.4%, to $323.4 million compared to $290.2 million in the nine months ended January 27, 2008. Of this increase, sales of new products for 10/40 Gbps applications for both LAN/SAN and longer distance MAN applications increased $25.2 million and sales of products for shorter distance LAN/SAN applications increased $9.4 million and sales of components decreased $1.2 million. Including the sales of Optium products, sales of products for 10/40 Gbps applications increased $69.7 million, sales of products for shorter distance LAN/SAN applications increased $9.4 million and sales of components decreased $1.2 million. Sales of ROADM and CATV products contributed $15.0 and $6.5 million, respectively, to revenues in the nine months ended February 1, 2009. and sales of components decreased $1.2 million.
     Network test systems revenues increased $490,000, or 5.0%, to $10.3 million in the quarter ended February 1, 2009 compared to $9.8 million in the quarter ended January 27, 2008 and increased $6.0 million, or 20.9%, to $35.0 million in the nine months ended February 1, 2009 compared to $28.9 million in the nine months ended January 27, 2008. These increases were primarily due to the recent introduction of several new products for testing 8 Gbps Fibre Channel, 3/6 Gbps SAS/SATA, and 10 Gbps Fibre Channel over Ethernet products being developed and used at OEM system manufacturers.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues was $1.7 million for both the quarter ended February 1, 2009 and the quarter ended January 27, 2008 and decreased $733,000, or 14.1%, to $4.5 million in the nine months ended February 1, 2009 compared to $5.2 million in the nine months ended January 27, 2008. The decrease was primarily due to the full amortization during fiscal 2008 of certain assets associated with the Honeywell, Infineon, and InterSan acquisitions, partially offset by $605,000 and $1.0 million of amortization of Optium assets recorded in the three and nine months ended February 1, 2009.
     Gross Profit. Gross profit increased $3.5 million, or 9.4%, to $41.2 million in the quarter ended February 1, 2009 compared to $37.6 million in the quarter ended January 27, 2008. Gross profit as a percentage of total revenues was 30.2% in the quarter ended February 1, 2009 compared to 33.4% in the quarter ended January 27, 2008. The increase in gross profit as well as the decrease in gross margin was primarily due to the inclusion of Optium’s operating results during the quarter ended February 1, 2009. We recorded charges of $3.8 million for obsolete and excess inventory in the quarter ended February 1, 2009 compared to $2.9 million in the quarter ended January 27, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $3.1 million in the quarter ended February 1, 2009 and $1.6 million in the quarter ended January 27, 2008. As a result, we recognized a net charge of $700,000 in the quarter ended February 1, 2009 compared to $1.3 million in the quarter ended January 27, 2008. Manufacturing overhead included stock-based compensation charges of $797,000 in the quarter ended February 1, 2009 and stock-based compensation charges of $895,000 and charges related to our previous stock-option investigation of $1.1 million in the quarter ended January 27, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and stock option investigation related charges, gross profit would have been $44.4 million, or 32.5% of revenues, in the quarter ended February 1, 2009 compared to $42.7 million, or 37.8% of revenues in the quarter ended January 27, 2008. The decrease in adjusted gross profit margin was primarily due to the inclusion Optium’s operating results during the quarter ended February 1, 2009.

     Gross profit increased $37.0 million, or 36.4%, to $138.7 million in the nine months ended February 1, 2009 compared to $101.7 million in the nine months ended January 27, 2008. The increase in gross profit was partially due to the inclusion of Optium’s operating results for five months of the nine month period ended February 1, 2009. Gross profit as a percentage of total revenues was 32.7% in the nine months ended February 1, 2009 compared to 31.9% in the nine months ended January 27, 2008. We recorded charges of $10.2 million for obsolete and excess inventory in the nine months ended February 1, 2009 compared to $10.3 million in the nine months ended January 27, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $6.2 million in the nine months ended February 1, 2009 and $5.0 million in the nine months ended January 27, 2008. As a result, we recognized a net charge of $4.0 million in the nine months ended February 1, 2009 compared to $5.3 million in the nine months ended January 27, 2008. Manufacturing overhead includes stock-based compensation charges of $2.5 million in the nine months ended February 1, 2009 and $2.3 million in the nine months ended January 27, 2008. Additionally, manufacturing overhead includes other payroll related charges associated with the completion of our previously reported stock option investigation of $1.1 million in the quarter ended January 27, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and other stock option related charges, gross profit would have been $149.7 million, or 35.3% of revenues, in the nine months ended February 1, 2009 compared to $115.6 million, or 36.2% of revenues in the nine months ended January 27, 2008. The decrease in adjusted gross profit margin was primarily due to the inclusion of Optium’s operating results for five months of the nine month period ended February 1, 2009.
     Research and Development Expenses. Research and development expenses increased $2.9 million, or 13.6%, to $24.1 million in the quarter ended February 1, 2009 compared to $21.2 million in the quarter ended January 27, 2008. The increase was primarily due to $5.0 million in additional expenses as a result of the Optium merger, offset by a reduction in payroll related charges reflecting $2.4 million included in the quarter ended January 27, 2008 in connection with the completion of our previously reported stock option investigation. Included in research and development expenses were stock-based compensation charges of $1.8 million in the quarter ended February 1, 2009 and $1.2 million in the quarter ended January 27, 2008. Research and development expenses as a percent of revenues decreased to 17.7% in the quarter ended February 1, 2009 compared to 18.8% in the quarter ended January 27, 2008.
     Research and development expenses increased $13.4 million, or 23.8%, to $69.7 million in the nine months ended February 1, 2009 compared to $56.4 million in the nine months ended January 27, 2008. The increase was primarily due to $9.3 million in additional expenses as a result of the Optium merger, and an increase in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $4.6 million in the nine months ended February 1, 2009 and $3.2 million in the nine months ended January 27, 2008. Additionally, research and development expenses included payroll related charges of $2.4 million incurred in connection with the completion of our previously reported stock option investigation for the nine months ended January 27, 2008. Research and development expenses as a percent of revenues decreased to 16.4% in the nine months ended February 1, 2009 compared to 17.7% in the nine months ended January 27, 2008.
     Sales and Marketing Expenses. Sales and marketing expenses decreased $1.1 million, or 10.4%, to $9.4 million in the quarter ended February 1, 2009 compared to $10.5 million in the quarter ended January 27, 2008. The decrease in sales and marketing expenses was primarily due lower payroll related expenses and external sales commissions, partially offset by $1.2 million in additional expense as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $561,000 in the quarter ended February 1, 2009 and $673,000 in the quarter ended January 27, 2008. Additionally, sales and marketing expenses included payroll related charges of $870,000 incurred in connection with the completion of our previously reported stock option investigation for the quarter ended January 27, 2008. Sales and marketing expenses as a percent of revenues decreased to 6.9% in the quarter ended February 1, 2009 compared to 9.3% in the quarter ended January 27, 2008.
     Sales and marketing expenses increased $371,000, or 1.2%, to $30.1 million in the nine months ended February 1, 2009 compared to $29.7 million in the nine months ended January 27, 2008. The increase in sales and marketing expenses was primarily due to $2.1 million in additional expense as a result of the Optium merger, offset by lower payroll related expenses and external sales commissions. Included in sales and marketing expenses were stock-based compensation charges of $1.6 million in the nine months ended February 1, 2009 and $1.6 million in the nine months ended January 27, 2008. Additionally, sales and marketing expenses included payroll related charges of $870,000 incurred in connection with the completion of our previously reported stock option investigation for the nine months ended January 27, 2008. Sales and marketing expenses as a percent of revenues decreased to 7.1% in the nine months ended February 1, 2009 compared to 9.3% in the nine months ended January 27, 2008.

     General and Administrative Expenses. General and administrative expenses decreased $3.6 million, or 26.2%, to $10.1 million in the quarter ended February 1, 2009 compared to $13.6 million in the quarter ended January 27, 2008. The decrease was primarily due to a $3.1 million decrease in legal and consulting fees as a result of the completion of our stock option investigation and a $1.6 million reduction in litigation and intellectual property related legal fees. This decrease was partially offset by the addition of $1.7 million in expenses as a result of the Optium merger. Included in general and administrative expenses were stock-based compensation charges of $954,000 in the quarter ended February 1, 2009 and $481,000 in the quarter ended January 27, 2008. Additionally, general and administrative expenses included payroll related charges of $1.0 million incurred in connection with the completion of our previously reported stock option investigation for the quarter ended January 27, 2008. General and administrative expenses as a percent of revenues decreased to 7.4% in the quarter ended February 1, 2009 compared to 12.1% in the quarter ended January 27, 2008.
     General and administrative expenses decreased $2.1 million, or 6.0%, to $32.3 million in the nine months ended February 1, 2009 compared to $34.4 million in the nine months ended January 27, 2008. The decrease was primarily due to a $7.2 million decrease in legal and consulting fees as a result of the completion of our stock option investigation and a $1.4 million reduction in litigation and intellectual property related legal fees. This decrease was partially offset by the addition of $3.5 million in expenses as a result of the Optium merger and other personnel and IT related spending. Included in general and administrative expenses were stock-based compensation charges of $2.3 million in the nine months ended February 1, 2009 and $1.5 million in the nine months ended January 27, 2008. Additionally, general and administrative expenses for the nine months ended January 27, 2008 included payroll related charges of $1.0 million incurred in connection with the completion of our previously reported stock option investigation . General and administrative expenses as a percent of revenues decreased to 7.6% in the nine months ended February 1, 2009 compared to 10.8% in the nine months ended January 27, 2008.
     Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses were $0 in the quarter and $10.5 million in the nine month period ended February 1, 2009, compared to $0 in the quarter and nine month period ended January 27, 2008. The IPR&D charges were related to the Optium merger.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $353,000, or 72.3%, to $841,000 in the quarter ended February 1, 2009 compared to $488,000 in the quarter ended January 27, 2008 and increased $394,000, or 26.8%, to $1.9 million in the nine months ended February 1, 2009 compared to $1.5 million in the nine months ended January 27, 2008. The increase was primarily due the addition of amortization associated with the Optium merger offset by the reduction in amortization of certain assets associated with our AZNA and Kodeos acquisitions. The amortization related to the Optium merger was $573,000 and $1.1 million in the quarter and nine month periods ended February 1, 2009, respectively.
     Impairment of Goodwill. On May 16, 2008, we entered into an agreement to combine with Optium Corporation through the merger of Optium as a wholly-owned subsidiary. The merger was subject to approval by the stockholders of both companies. The number of shares to be exchanged in the transaction was fixed at 6.262 shares of our common stock for each share of Optium common stock. The closing price of our common stock on May 16, 2008 was $1.53 while a five-day average used to calculate the consideration paid in the merger was $1.51. The merger was approved by the stockholders of both companies on August 28, 2008, and on August 29, 2008, the merger became effective. The closing price of our common stock upon the effectiveness of the merger was $1.45. The preliminary allocation of the merger consideration resulted in the recognition of an additional $150 million of goodwill, which when combined with the $88 million in previously acquired goodwill prior to the merger, resulted in a total goodwill balance of approximately $238 million. The actual operating results and outlook for both companies between the date of the definitive agreement and the effective date of the merger had not changed to any significant degree, with both companies separately reporting record revenues for their interim quarters.
     Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease our market capitalization as a result of a decrease in the trading price of its common stock to $0.61 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger.

For the purposes of this analysis, we estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, we had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.
     While finalizing our impairment analysis during the third quarter of fiscal 2009, we concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in our market capitalization as a result of a decrease in the trading price of its common stock to $0.51 at the end of the quarter and a further decrease in internal expectations for near term revenues. For the purposes of this analysis, our estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of our Quarterly Report on Form 10-Q for the third quarter of fiscal 2009, we had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recorded an additional $46.5 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the third quarter of fiscal 2009. Giving effect to the impairment charges, the remaining balance of goodwill at February 1, 2009 was $13.9 million, all of which related to the optical subsystems and components reporting unit.
     We expect to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charges when the goodwill impairment test is completed. Any adjustments to its preliminary estimates as a result of completing this evaluation will be recorded in the financial statements for the quarter ending April 30, 2009.
     Interest Income. Interest income decreased $1.4 million, or 92.1%, to $119,000 in the quarter ended February 1, 2009 compared to $1.5 million in the quarter ended January 27, 2008 and decreased $2.7 million, or 60.8%, to $1.7 million in the nine months ended February 1, 2009 compared to $4.5 million in the nine months ended January 27, 2008. These decreases were due primarily to a decrease in our cash balances as a result of the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008.
     Interest Expense. Interest expense decreased $2.8 million, or 65.8%, to $1.5 million in the quarter ended February 1, 2009 compared to $4.3 million in the quarter ended January 27, 2008. The decrease was primarily related to the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for the quarters ended February 1, 2009 and January 27, 2008, approximately $1.5 million and $3.0 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings, and $0 and $1.3 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Interest expense decreased $4.5 million, or 35.2%, to $8.4 million in the nine months ended February 1, 2009 compared to $12.9 million in the nine months ended January 27, 2008. The decrease was primarily related to the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for the nine months ended February 1, 2009 and January 27, 2008, approximately $6.5 million and $9.2 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings and $1.8 million and $3.7 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.
     Gain on Debt Repurchase. During the quarter and nine months ended February 1, 2009, we repurchased $8.0 million in principal value of our 2.5% convertible notes due October 15, 2010 at a discount to par value of 50.1% and recorded a gain on the repurchase of $4.1 million.

     Other Income (Expense), Net. Other expense was $749,000 million in the quarter ended February 1, 2009 compared to other income of $310,000 in the quarter ended January 27, 2008. Other expense in the quarter ended February 1, 2009 was primarily the result of unrealized non-cash charges of $937,000 related to the re-measurement of foreign currency denominated accounts receivable and payable on the books of a subsidiary. Other expense was $4.0 million in the nine months ended February 1, 2009 compared to other income of $262,000 in the nine months ended January 27, 2008. Other expense in the nine months ended February 1, 2009 was primarily the result of unrealized non-cash charges of $2.7 million related to the re-measurement of foreign currency denominated accounts receivable and payable on the books of a subsidiary, a loss of $796,000 related to the sale of a minority investment and an increase in realized foreign currency losses of $392,000.
     Provision for Income Taxes. We recorded an income tax benefit of $432,000 and an income tax provision of $807,000, respectively, for the quarters ended February 1, 2009 and January 27, 2008 and an income tax benefit of $7.4 million and an income tax provision of $2.1 million, respectively, for the nine months ended February 1, 2009 and January 27, 2008. The income tax benefit for the quarter ended February 1, 2009 includes a cash benefit of $432,000 for federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The current quarter tax benefit is primarily related to a refundable research and development credit of $415,000, The income tax provision for the quarter ended January 27, 2008 includes a non-cash charge $694,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $113,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The income tax benefit for the nine month period ended February 1, 2009 includes a non-cash benefit of $7.8 million from the reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in the current quarter and current tax expense of $417,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. The income tax provision for the nine months ended January 27, 2008 includes a non-cash charge $1.8 million for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $301,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.
Liquidity and Capital Resources
     At February 1, 2009, cash, cash equivalents and short-term and long-term available-for-sale investments were $35.3 million compared to $119.3 million at April 30, 2008. Of this amount, long-term available-for-sale investments totaled $313,000, which consisted of readily saleable debt securities. At February 1, 2009, total short- and long-term debt was $164.9 million, compared to $257.6 million at April 30, 2008.
     Net cash used in operating activities totaled $10.9 million in the nine months ended February 1, 2009, compared to net cash provided by operating activities of $15.8 million in the nine months ended January 27, 2008. Cash used in operating activities in the nine months ended February 1, 2009 primarily consisted of operating loss adjusted for goodwill impairment charges, depreciation, amortization and other non-cash related items in the income statement totaling $45.6 million and offset by $56.5 million in additional working capital which was primarily related to increases in inventory, accounts receivable and a decrease in accounts payable, other accrued liabilities and deferred income taxes. Cash provided by operating activities for the nine months ended January 27, 2008 primarily consisted of operating losses adjusted for depreciation, amortization and other non-cash related items in the income statement totaling $6.6 million and by $9.2 million in additional working capital which was primarily related to a decrease in accounts payable.
     Net cash provided by investing activities totaled $47.5 million in the nine months ended February 1, 2009 compared to $5.1 million in the nine months ended January 27, 2008. Net cash provided by investing activities in the nine months ended February 1, 2009 was primarily related to the net maturities of available-for-sale investments and cash obtained as a result of the Optium merger, offset by purchases of equipment to support production expansion. Cash provided by investing activities in the nine months ended January 27, 2008 was primarily related to the net maturities of available-for-sale investments offset by purchases of equipment to support production expansion.
     Net cash used in financing activities totaled $81.3 million in the nine months ended February 1, 2009 compared to $1.6 million in the nine months ended January 27, 2008. Cash used in financing activities for the nine months ended February 1, 2009 primarily reflected repayments of $96 million on our outstanding convertible notes and $14.8 million borrowings, partially offset by proceeds of $25.0 million from bank borrowings and $4.4 million from the exercise of stock options and purchases under our stock purchase plan.. Cash used in financing activities for the nine months ended January 27, 2008 consisted of repayments on borrowings.

     On October 28, 2008, we amended certain agreements with Silicon Valley Bank to reallocate the amounts available to us under various credit facilities and to extend the term of these facilities to October 24, 2009. The total amount of credit available to us under these agreements is $70 million.
     On March 14, 2008, we entered into an amended letter of credit reimbursement agreement with Silicon Valley Bank that was available through March 13, 2009. Under the terms of the amended agreement, Silicon Valley Bank provided a $10.5 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. On October 28, 2008, this agreement was amended further to decrease the amount available under the agreement to $9 million and extended the maturity through October 24, 2009. Outstanding letters of credit secured by this agreement at February 1, 2009 totaled $3.4 million.
     On March 14, 2008, we entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank that was available to the Company through March 13, 2009. Under the terms of the agreement, the Company could sell to Silicon Valley Bank up to $10 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. On October 28, 2008, this agreement was amended further to increase the amount available under the agreement to $16 million and extended the maturity through October 24, 2009.
     On March 14, 2008, we entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank provided a $50 million revolving line of credit that was available to us through March 13, 2009. On October 28, 2008, this agreement was amended to decrease the amount available under the agreement to $45 million subject to certain restrictions and limitations and extend the maturity through July 15, 2010. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank’s prime rate plus 0.5% or the LIBOR rate plus 3.0%. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month. At February 1, 2009, our borrowing availability under this line was restricted to $18 million, based upon our adjusted quick ratio covenant. Our principal balance outstanding under this revolving line of credit was $5.0 million at February 1, 2009. We were not in compliance with the adjusted quick ratio covenant at November 30, 2008 and December 31, 2008 and received a waiver from the bank for such non-compliance. We were in compliance with all covenants associated with this facility as of February 1, 2009.
     We retired our outstanding 5 1/4% convertible subordinated notes, in the principal amount of $92 million, during the second fiscal quarter of 2009 through a combination of private purchases and repayment at maturity. During the third fiscal quarter of 2009, we repurchased $8.0 million principal value of our 2 1/2% convertible notes at a discount and realized a $4.1 million gain. We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future and to repay our remaining convertible subordinated notes which mature in October 2010. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Contractual Obligations and Commercial Commitments
     At February 1, 2009, we had contractual obligations of $228.8 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$6,060	$6,060	$—	$—	$—
Long-term debt	16,857	—	10,107	6,750	—
Convertible debt	142,000	—	142,000	—	—
Interest on debt	10,136	4,854	4,886	396	—
Operating leases	50,306	7,417	11,173	8,541	23,175
Purchase obligations	3,420	3,420	—	—	—

Total contractual obligations	$228,779	$21,751	$168,166	$15,687	$23,175

     Short-term debt of $6.1 million represents the current portion of a note payable to a financial institution and a loan from a Malaysian bank.
     Long-term debt consists of the long-term portion of a note payable to a financial institution and a loan from a Malaysian bank in the principal amount of $16.9 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $92.0 million due October 15, 2010. The notes are convertible by the holders of the notes at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Annual interest payments on the convertible subordinated notes are approximately $ 3.6 million.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchases obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $3.4 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of February 1, 2009.
Off-Balance-Sheet Arrangements
     At February 1, 2009 and April 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of February 1, 2009, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and instructions for Form 10-Q.
Changes in Internal Control Over Financial Reporting
     Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures with a physical inventory count shortly after the end of the quarter covering a substantial portion of the inventory held at this site in order to verify its quantity’s on hand. The condensed consolidated financial statements for the third quarter ended February 1, 2009 contained in this report reflect the result of that undertaking, and management believes that the financial statements fairly state the quantity as well as the value (based on the lower of cost or market) of inventory held as of the end of the quarter. We are evaluating the cause of discrepancies in the cycle counting process at the Ipoh facility and expect to make appropriate system changes and restart the cycle count process during the quarter ending April 30, 2009. We will continue to augment the process with additional physical inventory counts as required. Other than these interim changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended February 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to “Part I, Item I, Financial Statements — Note 18. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended February 1, 2009.
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
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 21/2% convertible senior subordinated notes due October 15, 2010 totaling $92 million and our 21/2% convertible subordinated notes due October 15, 2010 totaling $50 million. In addition, the $92 million in principal amount of our 21/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. Our existing balances of cash, cash equivalents and short-term investments are not sufficient to repay these notes, and we may not be able to cover our future debt service obligations from our operating cash flow. We have recently implemented a series of cost control measures, but these measures alone will not be sufficient to generate the cash necessary to repay our outstanding notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes due in 2010.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business.
     We believe that our existing balances of cash, cash equivalents and short-term investments together with the cash expected to be generated from future operations will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding convertible subordinated notes. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.
Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our stock.
     Our quarterly operating results have varied significantly due to a number of factors, including:
•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.
We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:
•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:
•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers’ products, particularly the data storage and networking and telecommunications components markets.
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
We may lose sales if our suppliers or independent contractors fail to meet our needs or go out of business.
     We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, we have encountered shortages and delays in obtaining components in the past and expect to encounter additional shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.
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

If we are unable to realize anticipated cost savings from the transfer of certain manufacturing operations to our overseas locations and increased use of internally-manufactured components our results of operations could be harmed.
     As part of our cost of goods sold cost reduction initiatives planned for the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate, which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated time frame, or if our manufacturing yields decrease as a result, our actual cost savings will be less than anticipated and our results of operations could be harmed.
Failure to accurately forecast our revenues could result in additional charges for obsolete or excess inventories or non-cancellable purchase commitments.
     We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have sometimes experienced significant growth followed by a significant decrease in customer demand such as occurred in fiscal 2001, when revenues increased by 181% followed by a decrease of 22% in fiscal 2002. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2002. More recently, revenues decreased 14.5% in the quarter ended February 1, 2009 compared to the previous quarter. Should revenues in future periods again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.
If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components or in the final assembly and test of our transceiver products, we may lose sales and damage our customer relationships.
     Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components including all of the short wavelength VCSEL lasers incorporated in transceivers used for LAN/SAN applications at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility located in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

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
     A small number of customers have consistently accounted for a significant portion of the revenues of both Finisar and our recent business combination partner, Optium. For example, sales to Finisar’s top five customers represented 42% of its revenues in fiscal 2008, and for its fiscal year ended August 2, 2008, Optium generated 62% of its revenues from its five largest end customers. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
     The markets in which Finisar historically sold its optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Similarly, Optium has depended primarily on a limited number of major carrier customers for the sale of its products in the telecommunications market.
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
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components and network test systems are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, Capella Intelligent Subsystems, CoAdna Photonics, Emcore, Fujitsu Computer Systems, JDS Uniphase, Opnext, Oplink, StrataLight Communications, Sumitomo, and a number of smaller vendors. BKtel, Emcore, Olson Technology and Yagi Antenna are our main competitors with respect to our cable TV products. For network test systems, we compete primarily with Agilent Technologies and LeCroy. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.
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
     Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF over fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.
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
     In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in Australia, China, Israel and Singapore. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
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
     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar and the Israeli shekel. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country’s currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.
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
     Not all of our past acquisitions have been successful. During fiscal 2003, we sold some of the assets acquired in two prior acquisitions, discontinued a product line and closed one of our acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with more recently completed acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.
We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.
     Through fiscal 2008, we made minority equity investments in early-stage technology companies, totaling approximately $55 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. During fiscal 2009, we have written off $1.2 million for another investment that became impaired. We may be required to write off all or a portion of the $14.3 million in such investments remaining on our balance sheet as of February 1, 2009 in future periods.
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

     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the new proposed settlement, the underwriter defendants would pay a total of approximately $490 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. We will be responsible for a share of the issuers’ contribution to the settlement and certain costs anticipated to be less than $400,000. If this settlement is not completed and thereafter approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.
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
     We currently have outstanding 21/2% convertible senior subordinated notes due 2010 in the principal amount of $100 million and 21/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The $50 million in principal amount of our 21/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $92 million in principal amount of our 21/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. An aggregate of approximately 13,500,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.
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
Item 6. Exhibits
     The following exhibits are filed herewith:
10.61	Form of Restricted Stock Unit Issuance Agreement

10.62	Form of Restricted Stock Unit Issuance Agreement - Officers

10.63	Form of Restricted Stock Unit Issuance Agreement - International

10.64	Form of Restricted Stock Unit Issuance Agreement - Israel

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: March 12, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.61	Form of Restricted Stock Unit Issuance Agreement

10.62	Form of Restricted Stock Unit Issuance Agreement - Officers

10.63	Form of Restricted Stock Unit Issuance Agreement - International

10.64	Form of Restricted Stock Unit Issuance Agreement - Israel

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002