Form 10-K
period 2009-04-30
FINISAR CORP
filed 2009-07-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 3, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $288,548,495, based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 31, 2008 of $0.61 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 10, 2009, there were 478,127,179 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2009

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

Overview

We are a leading provider of optical subsystems and components that connect short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabits per second, or Gbps, Gbps to 40 Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers for LAN and SAN applications and passive optical components used in building MANs. Our manufacturing operations are vertically integrated, and we utilize internal sources for many of the key components used in making our products including lasers, photodetectors and integrated circuits, or ICs, designed by our internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment or their contract manufacturers, such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

We also provide network performance test systems primarily to leading SAN equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating system designs.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is (408) 548-1000.

Recent Developments

Combination with Optium Corporation

On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable cable television, or CATV, network systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV, sectors to create a more competitive industry participant. In addition, as a result of the combination, we expect to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. At the closing of the merger, we issued 160,808,659 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium.

We have accounted for the combination using the purchase method of accounting and as a result have included the operating results of Optium in our consolidated financial results since the August 29, 2008 consummation date.

The Optium results are included in our optical subsystems and components segment. Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the impact of the combination with Optium on our results of operations.

Pending Sale of Network Performance Test System Business

Historically, we have offered our line of network performance test systems through our Network Tools Division. On July 8, 2009, we entered into an agreement to sell substantially all of the assets of the Network Tools Division (excluding accounts receivable and payable) to JDS Uniphase Corporation (“JDSU”) for $40.6 million in cash. JDSU will assume certain liabilities associated with the network performance test equipment business, and we will provide manufacturing support services to JDSU during a transition period. The sale is expected to be completed on or about July 15, 2009.

Exchange Offers

On July 9, 2009, the Company announced that it had commenced separate concurrent “Modified Dutch Auction” tender offers (each an “Exchange Offer” and together, the “Exchange Offers”) to exchange shares of its common stock and cash for an aggregate of up to $95 million principal amount of the following series of its outstanding convertible notes (the “Notes”):

•	2.50% Convertible Subordinated Notes due 2010 (the “Subordinated Notes”); and

•	2.50% Convertible Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”)

The Company is conducting the Exchange Offers in order to reduce the aggregate principal amount of its outstanding indebtedness. As of July 9, 2009, approximately $50 million aggregate principal amount of the Subordinated Notes and approximately $92 million aggregate principal amount of the Senior Subordinated Notes were outstanding.

The Company is offering to exchange up to an aggregate of $37.5 million principal amount, or 75%, of the outstanding Subordinated Notes. The Company will also exchange up to an aggregate of $57.5 million principal amount, or 62.5%, of the outstanding Senior Subordinated Notes, with such Exchange Offer being conditioned on a minimum of $42 million principal amount of Senior Subordinated Notes being validly tendered and not withdrawn.

For each $1,000 principal amount of Notes, tendering holders will receive consideration with a value not greater than $750 nor less than $700 (the “Exchange Consideration”), with such value determined by a “Modified Dutch Auction” procedure, plus accrued and unpaid interest to, but excluding, the settlement date, payable in cash. A separate “Modified Dutch Auction” procedure will be conducted for each of the Exchange Offers. A “Modified Dutch Auction” tender offer allows holders of the Notes to indicate the principal amount of Notes that such holders desire to tender and the consideration within the specified range at which they wish to tender such Notes for each Exchange Offer. The mix of Exchange Consideration will consist of (i) $525 in cash, and (ii) a number of shares of common stock with a value equal to the Exchange Consideration minus $525 (the “Equity Consideration”). The number of shares of common stock representing the Equity Consideration to be received by holders as part of the Exchange Consideration will be determined on the basis of the trading price of the common stock during a 5-trading day VWAP period (the “5-day VWAP”) starting on July 13 and ending on July 17, 2009, as further described in a Schedule TO (including the Offer to Exchange and related Letter of Transmittal attached as exhibits thereto) filed by Finisar with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

The portion of the Exchange Consideration consisting of cash will be paid using a portion of the approximately $40.6 million in aggregate proceeds to be received from the sale of the Company’s Network Tools Division, expected to be consummated on or about July 15, 2009, and with available cash and borrowings.

The Exchange Offers are scheduled to expire at 5:00 p.m., New York City time, on Thursday, August 6, 2009, unless they are extended. Tendered Notes may be withdrawn at any time on or prior to the expiration of the Exchange Offers.

Further information regarding the terms and conditions of the Exchange Offers is set forth in the Offer to Exchange, the Letter of Transmittal and related materials filed with the SEC.

Amended Credit Facilities

We are a party to credit agreements with Silicon Valley Bank (the “SVB Agreements”) which provide, subject to certain restrictions and limitations, credit facilities up to $65 million, including $45 million under a secured revolving line of credit, $16 million under an accounts receivable purchase line of credit and $4 million under a credit line for standby letters of credit. Currently, we have no borrowings outstanding under any of these facilities, although borrowings available under the secured revolving line of credit are currently limited to $25 million based on financial covenants contained in the SVB Agreements. On July 8, 2009, the Company received a written commitment from Silicon Valley Bank to modify the Company’s existing credit facilities under the SVB Agreements in order to facilitate the Exchange Offers. Principal modifications include:

•	A reduction in the total size of the Company’s secured revolving line of credit from $45 million to $25 million; and

•	Revised covenants that permit the use of borrowings under the secured revolving line of credit for a portion of the Exchange Consideration in connection with the Exchange Offers and the use of up to an aggregate of $50 million of cash from all sources for that purpose.

Industry Background and Markets

Optical Subsystems and Components

Industry Background

Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the amount of data or bandwidth to be transmitted, expressed as gigabits per second, or Gbps, and the distance involved. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals in excess of 60 miles without further processing. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. At speeds of more than 1 Gbps, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, even at 1 Gbps, the need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has increasingly required enterprises and service providers to use fiber optic technology to transmit data at higher speeds over greater distances and to expand the capacity, or bandwidth, of their networks.

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

LANs typically use the Ethernet protocol to transport data packets across the network at distances of up to 500 meters at speeds of 1 to 10 Gbps. Because most residential and business subscriber traffic begins and ends over Ethernet, it has become the de facto standard user interface for connecting to the public network. And, while Ethernet was originally developed as a data-oriented protocol, it has evolved to support a wide range of services including digital voice and video as well as data. In response to continually increasing bandwidth and performance requirements, the Gigabit Ethernet standard, which allows LANs to operate at 1 Gbps, was introduced in 1998. A 10 Gbps version of Ethernet, or 10GigE, was introduced in 2002. We expect that pre-standard products capable of transmitting at 40 to 100 Gbps for Ethernet applications will reach the market in late 2009, including 40 Gbps products used for server connectivity and 100 Gbps products for core switching applications. Standards-compliant versions of these products are expected to become available following the expected June 2010 ratification of the 802.3ba standard.

A SAN is a high-speed subnetwork embedded within a LAN where critical data stored on devices such as disk arrays, optical disks and tape backup devices is made available to all servers on the LAN thereby freeing the network servers to deliver business applications, increasing network capacity and improving response time. SANs were originally developed using the Fibre Channel protocol designed for storing and retrieving large blocks of data. A SAN based on the Fibre Channel protocol typically incorporates the use of file servers containing host-bus adapters, or HBAs, for accessing multiple storage devices through one or more switches, thereby creating multiple paths to that storage. The Fibre Channel interconnect protocol, operating at 1 Gbps, was introduced in 1995 to address the speed, distance and connectivity limitations of copper-based storage solutions using the Small Computer Interface, or SCSI, interface protocol while maintaining backward compatibility with the installed base of SCSI-based storage systems. Products for the Fibre Channel protocol capable of transmitting at data rates of 2, 4 and 8 Gbps are now being delivered and products capable of 16 Gbps are currently in development.

A number of new storage technologies have been introduced to lower the cost and complexity of deploying Fibre Channel-based storage networks. Since its introduction in 2003, small and medium size storage networks have been developed based on the Internet Small Computer System Interface protocol, or iSCSI. Other solutions designed to reduce the cost of storage networks allow for the direct attachment of storage systems to the network without requiring a host, also known as Network Attached Storage, or NAS. In 2007, the Fibre Channel over Ethernet standard, or FCoE, was introduced which enables Fibre Channel data packets to be encapsulated within Enhanced Ethernet frames. This standard utilizes the additional bandwidth created at transmission speeds of 10 Gbps and higher to combine different types of data traffic for storage (Fibre Channel), LAN traffic (TCP/IP) and various server clustering protocols (Infiniband) that previously required their own separate infrastructure within a data center. As a result, FCoE will enable the creation of a single converged network within a data center, rather than two or three networks as previously required. Since a single server will be able to use a single network interface card to accommodate the various types of traffic in FCoE-based networks, the number of cables and connections in such a network can be reduced with fewer, but higher-speed connections. In addition, the FCoE protocol will be able to utilize Ethernet-based technology currently under development for transmitting signals at speeds of 40 and 100 Gbps.

Due to the cost effectiveness of the optical technologies involved, transceivers for both LANs and SANs have been developed using vertical cavity surface emitting lasers, or VCSELs, to transmit and receive signals at the 850 nanometer, or nm, wavelength over relatively short distances through multi-mode fiber. Most LANs and SANs operating today at 1, 2, 4 and 8 Gbps over distances of up to 70 meters, incorporate this VCSEL technology. The same technology is now being employed to build FCoE and iSCSI-based LANs and SANs operating at 10 Gbps.

A new market has emerged in recent years for the use of parallel optics technologies for high-capacity interconnects used in telecommunications applications to connect core IP routers and in the datacenter to interconnect SANs and servers and for high-performance computing clusters. This technology makes use of an array of lasers and photodetectors instead of using just one per transceiver to boost the amount of data that can be transmitted over a single fiber over very short distances. Optical interconnects provide for an attractive alternative to bulky copper cables as data rate and port densities increase allowing for fewer connections. Like the transceivers used for LANs and SANs, parallel optical solutions rely primarily on the use of VCSEL technology. A variation of parallel optics technology called active optical cable, or AOC, was introduced by several vendors in late 2007. These products eliminate the use of fiber connectors used in other parallel optical modules by bonding the fibers directly to the optical subassembly. According to industry analyst Lightcounting, demand for AOCs is expected to equal or exceed demand for other parallel optical solutions by 2012.

A MAN is a regional data network typically covering an area of up to 50 kilometers in diameter that allows the sharing of computing resources on a regional basis within a town or city. These Metro networks are typically arranged in a ring configuration that can ultimately transmit data around metropolitan areas over hundreds of kilometers. MANs typically use the SONET and SDH communications standards to encapsulate data to be transmitted over fiber optic cable due to the widespread use of this standard in legacy telecommunication networks. However, MANs can also be built using the Ethernet standard, also known as Metro Ethernet, which can typically result in savings to the network operator in terms of network infrastructure and operating costs.

The portion of a MAN that connects a LAN or SAN to a public data network is frequently referred to as the Last Mile or Access portion of a network. There are several means that carriers employ to provide integrated voice, video and data services to customers over this portion of the network. The more popular means include CATV and passive optical networks, or PONs. Both PONs and CATV employ the use of fiber optic technologies in providing these services. A PON is a point-to-multipoint, fiber to the premises network architecture in which unpowered optical splitters are used to enable a single optical fiber to serve multiple premises, typically 32-128. A PON consists of an Optical Line Terminal, or OLT, at the service provider’s central office and a number of Optical Network Units, or ONUs, near end users. A PON configuration reduces the amount of fiber and central office equipment required compared with point-to-point architectures. Today, there are three standardized versions of PON based on network speeds: Broadband PON, or BPON, operating at .6 Gbps, Ethernet PON, or EPON, operating at 1 Gbps and Gigabit PON, or GPON, operating at 2.5 Gbps. While EPON products currently dominate the market due to their early adoption in Japan and South Korea, according to Lightcounting, the demand for GPON products will surpass all other types by 2011.

CATV is a shared cable system that uses radio frequency, or RF, signals to deliver services over a tree-and-branch topology in which multiple households within a neighborhood share the same cable. While early CATV systems were all coaxial cable, they have increasingly employed fiber optic cable to overcome attenuation of signals over long distances and problems related to aging components. Fiber also provides more bandwidth for future expansion. This dual system is called a hybrid fiber coax, or HFC. Due to the shared-nature of a CATV network and the use of RF signal technology, these networks typically utilize analog lasers in conjunction with optical amplifiers to deliver these services.

Transceivers and transponders used in building MANs and WANs typically require the use of Fabry Perot, or FP, distributed feedback, or DFB, and externally modulated lasers operating at wavelengths of 1310 nm or 1550 nm in order to send signals longer distances through single mode fiber. In addition, to accommodate the need for bandwidth, carriers employ the use of wavelength division multiplexing, or WDM, a technique that combines multiple wavelengths on a single optical fiber. Systems using coarse wavelength multiplexing, or CWDM, typically use only eight wavelengths, spaced 20 nm apart, while systems using dense wavelength division multiplexing, or DWDM, use up to 64 wavelengths. DWDM systems enable both bandwidth optimization and increased wavelength agility throughout the network. The groups of wavelengths or channels in a DWDM system are usually defined in terms of frequency of the channel and the channels are generally spaced at either 50 or 100 gigahertz (0.4 or 0.8 nm) intervals.

Initially, DWDM systems utilized a transceiver or transponder for each wavelength as specified by the customer. However, transponders that are capable of being tuned to transmit and receive specific wavelengths by the customer are increasingly becoming the preferred product solution for these large bandwidth applications, while the same capability is being developed for transceivers in a smaller footprint. These products greatly reduce the amount of inventory of fixed wavelength transceivers that the carrier would otherwise have to carry. Most tunable transponders being shipped today utilize a tunable laser although alternative technologies are being developed such as the chirp-managed laser, or CMLTM, which creates tunability via the use of novel filters in conjunction with a standard DFB laser.

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

Addressable Markets

According to industry analyst Lightcounting Inc., total sales of transceiver and transponder products in 2008 were estimated to be approximately $2.3 billion. This total excludes sales of optical products designed for use in CATV networks and ROADMs. Of this total, approximately $553 million represented sales of transceivers used for

LAN and SAN applications incorporating optical technologies to generate and receive signals up to 500 meters; approximately $343 million represented sales of transceivers for longer distance MANs using the Ethernet and Fibre Channel protocols; approximately $968 million represented sales of transceivers and transponders used in building MANs that are compliant with the SONET/SDH protocol; approximately $328 million was related to products used in building fiber-to-the-home/curb networks, or FTTx; and approximately $76 million was for optical interconnects using parallel optics technologies.

According to Lightcounting, the market for transceivers and transponders operating at 10 to 40 Gbps represented approximately $1 billion, or 44%, of the total market in 2008. Of this total market, approximately $173 million was for short distance LAN applications, $162 million was for longer distance MANs using the Ethernet protocol, while $669 million, or two-thirds, represented sales of transceivers and transponders for SONET/SDH networks.

Not all segments of the transceiver and transponder market were addressed by our product offerings throughout fiscal 2009. Products that address the FTTx and parallel optics segments, together totaling approximately $500 million per year, were not introduced until the end of fiscal 2009. In addition, products for 10 Gbps LAN and MAN applications were not qualified at major customers until the same timeframe. With these new product introductions and the Optium merger, we believe we now address all major segments of the transceiver and transponder market.

According to industry analyst OVUM, the market for ROADMs in 2008 was approximately $200 million but represents one of the fastest growing product solutions as a result of the ability of ROADMs to enable flexible bandwidth management in MANs. This market became addressable as a result of the Optium merger.

Information pertaining to the size of the market for optical products used in CATV networks is limited, but we believe annual sales of these products currently total approximately $100 million. This market also became addressable as a result of the Optium merger.

Additional markets exist for optical products designed primarily for longer distance WAN applications such as laser and detector modules, dispersion compensators and channel monitors for very long-haul transmission. Additional opportunities may exist for the application of our underlying optical technologies to non-communications markets. We may decide to enter one or more of these markets in the future.

Our future revenue potential for optical products will ultimately depend on the growth rate of our underlying markets, the extent to which we are able to offer new products, particularly for higher-speed applications, which will expand our addressable market, the willingness of customers to devote resources to qualifying these new products, our market share and average selling prices.

Demand for Optical Subsystems and Components Used in LANs and SANs

The demand for optical subsystems and components used in building LANs and SANs is driven primarily by spending within the business enterprise to meet the demands for growth in information which must be stored and retrieved in a timely manner and made available to users located within a building or campus. With the evolution of the internet, the amount of data to be stored has increased to the point where the cost of managing and protecting this data has become the primary cost of a typical information technology department. According to a report issued by the Gartner Group in 2008, the amount of controller-based disk storage is expected to grow at nearly 60% per year from 2008 to 2012. This growth is being driven in part by video-centric files and data generated by the broadcast, media, entertainment, medical and security industries as well as by the proliferation of video-capable mobile computing devices. While much of this data is transient in nature and does not need to be stored, a growing portion of the total will need to be preserved due to regulatory pressures and the desire to use and protect personal information.

Most SANs are currently capable of transmitting at 2 and 4 Gbps under the Fibre Channel protocol. To handle this growth in storage requirements, systems operating at 8 Gbps are now being deployed and systems capable of 16 Gbps are currently in development. With the introduction of lower cost 10 Gbps transceivers, industry analysts believe that, over time, FCoE-based solutions may become more popular than Fibre Channel SANs due to their lower cost and ease of installation and administration.

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

The future demand for equipment used to build SANs and the optical products to connect them will be influenced by a number of factors including:

•	the need to connect increasing numbers of storage devices and servers to a growing number of users;

•	the need to provide switched access to multiple storage systems simultaneously;

•	the increasingly mission-critical nature of stored data and the need for rapid access to this data;

•	the increase in bandwidth needed to store and retrieve larger files containing graphics and video content;

•	the expense and complexity associated with managing increasingly large amounts of data storage;

•	the increasing cost of downtime and the growing importance of disaster recovery capabilities;

•	the limitations of copper wiring in terms of speed versus distance;

•	the migration of smaller discrete SAN islands to single integrated SANs;

•	an increase in demand for higher bandwidth solutions as larger SANs serve a greater number of users across longer distances;

•	an increase in the number of IP-based SANs deployed by small and medium sized businesses due to the lower cost and reduced complexity associated with using the iSCSI or the emerging FCoE protocol in conjunction with networking equipment capable of operating at 10 Gbps; and

•	the growing popularity of blade servers and file virtualization which, while reducing the overall number of servers and ports (typically copper-based connections), is expected to increase demand for optical ports in the data center, particularly those capable of transmitting and receiving signals at higher speeds.

Demand for Optical Subsystems Used in Metropolitan Area Networks

The demand for products used to build MANs is driven primarily by service providers as they seek to upgrade or build new networks to handle the growth in the bandwidth demands of business and residential users. These users now have extensive gigabyte per second transmission capacity in their buildings and local networks to connect to the public network. This has resulted in new “choke” points in today’s network infrastructure: in the “Last Mile” or “local loop” for network access and in MANs themselves, where islands of data are connected by a “copper straw” reducing transmission rates to megabits per second or slower over a combination of twisted pair copper wire, T-1 lines, frame relay and wireless links. These choke points are being eliminated with the deployment of equipment using Gigabit Ethernet and 10GigE transceivers and transponders.

Demand for all of these products is tied closely to the demand for bandwidth. The Cisco Visual Network Index is that company’s ongoing effort to forecast the growth and use of IP networking worldwide. According to this index, the amount of bandwidth usage devoted to transmitting IP traffic will increase by a factor of five from 2008 to 2013, approaching 56 exabytes per month in 2013, compared to approximately 9 exabytes per month in 2008. The amount of bandwidth to be added during the next several years and the networks to be built or upgraded to accommodate this growth will be influenced by several trends including:

•	The rollout of competitive broadband networks by the telephony companies to offer voice, data, and video services to compete with cable networks; and

•	The increased availability of video-centric services such as video-on-demand, video-telephony/conferencing, video-mail and high definition television, or HDTV, where 9 Mbps of bandwidth is required as compared to about 2 Mbps for standard definition television.

Demand for Optical Products Used in Wireless Networks

Wireless networks typically use fiber optic transmission to backhaul wireless traffic to the central office for switching. According the Cisco Visual Network Index, mobile data traffic alone is expected to roughly double each year from 2008 through 2013 largely as a result of the deployment of mobile network devices which offer enhanced communication services, including the ability to download video files as well as offering voice, data and internet connectivity. To meet these bandwidth demands, next generation wireless networks, or 3G, are being deployed which expand the use of fiber optic technologies from backhauling mobile traffic out of base stations to being used in cellular towers to reduce the weight of copper-based solutions while expanding their bandwidth capabilities.

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

During the late 1990s through 2000, demand for storage and networking equipment and the optical components and subsystems that connect them was driven by new applications for the internet economy, and the storage and networking capacity that was built was far in excess of end user demand. With the resulting inventory correction in 2001, we identified several important trends that we believed would have a significant influence on how the optical subsystems and components industry would evolve in the future. Among these trends were:

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

To address these trends, we made a number of important strategic decisions in order to develop a vertically integrated business model to achieve lower costs of production and to broaden our product portfolio to enhance our competitive position. Among these decisions were the following:

•	May 2001: We acquired a former disk drive facility in Ipoh, Malaysia and developed an optical transceiver manufacturing capability in order to provide low-cost, off-shore production and to improve our ability to respond quickly to increased demand from customers;

•	March 2003: We acquired Genoa Corporation in Fremont, California along with its state-of-the-art wafer fabrication facility in order to develop an internal source of long wavelength lasers (both Fabry Perot and DFB type) and achieve lower production costs for transceivers used in MAN applications;

•	April 2004: We acquired a division of Honeywell Inc. engaged in the manufacture of VCSELs to gain access to an internal source of short-wavelength lasers to achieve lower production costs for transceivers used in LAN and SAN applications;

•	Fiscal 2001-2005: We invested in critical technologies, including an internal integrated circuit design capability, and a broader product portfolio;

•	January 2005: We acquired certain assets of the fiber optics division of Infineon Technologies AG to gain access to new customers and broaden our product portfolio, particularly for 10GigE applications;

•	November 2005: We acquired certain assets of Big Bear Networks, Inc. related to 10GigE and 40 Gbps applications;

•	Fiscal 2007: We acquired AZNA, LLC and Kodeos Communications, Inc. to add critical technologies to cost effectively extend the transmission distance of 10 Gbps products and to broaden our product portfolio for 10 Gbps applications based on the 300 pin form factor used in SONET/SDH networks; and

•	Fiscal 2009: We combined with Optium, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and CATV network systems to create the world’s largest supplier of optical components, modules and subsystems for the communications industry and leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant.

As a result of these actions, we have developed a vertically integrated business model that operates best when our factory and laser production facilities are highly utilized. In order to maintain our position as a leading supplier of fiber optic subsystems and components, we are continuing to pursue the following business strategies:

Continue to Invest in or Acquire Critical Technologies.  Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and components. We have developed and acquired critical skills that we believe are essential to maintain a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. As a result of these technological capabilities, we have been at the forefront of a number of important breakthroughs in the development of innovative products for fiber optic applications. In the process of investing in or acquiring critical technologies, we have obtained a number of U.S. patents with other patent applications pending in addition to numerous foreign patents and patent applications. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products, especially those capable of higher speed transmission of data, with greater capacity, over longer distances.

Expand Our Broad Product Line of Optical Subsystems.  With the additional product lines added as a result of the Optium merger, we now offer one of the broadest portfolios of optical subsystems which support a wide range of speeds, fiber types, voltages, wavelengths, distances and functionality and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, 10GigE and SONET and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs, particularly for 10 Gigabit Ethernet and SONET applications. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

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

Continue to Strengthen Our Low-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, low-cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. Access to low-cost manufacturing resources is a key factor in the ability to offer a low-cost product solution. We have acquired manufacturing facilities in Ipoh, Malaysia and Shanghai, China in order to take advantage of low-cost, off-shore labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying technologies, such as our laser manufacturing and IC design capabilities enables us to accelerate our product development efforts to be able to introduce new low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

Products

In accordance with the guidelines established by the Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have determined that we operate in two segments: optical subsystems and components; and network test systems. We provide a broad line of complementary products within each of these segments. Upon the completion of the sale of the network test business, we will operate in a single segment.

Optical Subsystems and Components

Our optical subsystems are integrated into our customers’ systems and used for both short- and intermediate-distance fiber optic communications applications.

Our family of optical subsystem products consists of transmitters, receivers, transceivers and transponders principally based on the Gigabit Ethernet, Fibre Channel and SONET protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photo detectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. A transponder includes an IC to provide the serializer-deserializer function that otherwise resides in the customer’s equipment if a transceiver is used. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

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

For SAN applications which rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 8 Gbps. We currently provide optical subsystems for data networking applications for LANs and MANs based on the Ethernet standard for transmitting signals at 1 to 10 Gbps using the SFP, SFP+, and XFP form factors and, at the end of fiscal 2009, became qualified for shipping products for 10 Gbps Ethernet solutions using the legacy Xenpak and newer X2 form factors which make use of the XAUI electrical interface. For SONET/SDH-based MANs, we supply optical subsystems which are capable of transmitting at 2.5, 10 and 40 Gbps. We also offer products that operate at less than 1 Gbps for these SONET/SDH networks.

We also offer a full line of optical subsystems for MANs using WDM technologies. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems. For DWDM systems, we offer DWDM-based transceivers in the SFP and XFP form factor and, as a result of the Optium merger, we now offer tunable 300 pin 10 Gbps transponders.

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

Of the estimated $2.3 billion market for transceivers and transponders in calendar 2008, our sales of transceiver and transponder products for LAN, SAN and MAN applications totaled approximately $458 million, excluding sales of optical components. Of this amount, approximately $225 million was from sales of products for short-distance LAN and SAN applications and $233 million was from sales of products for longer distance MAN networks for Ethernet, Fibre Channel and SONET/SDH network protocols. Sales of transceivers and transponders operating at 10 to 40 Gbps totaled approximately $167 million in calendar 2008 compared to the total estimated market size of $1 billion, as estimated by Lightcounting.

We have only recently begun to offer products used in building fiber-to-the-home/curb networks and for parallel optics applications such as backplanes for switches and routers. According to Lightcounting, the total market for these products was over $400 million in calendar 2008. We did not offer and were not qualified for a large number of products for 10 Gbps Ethernet applications which use the XAUI electrical interface until the end of fiscal 2009.

As a result of our combination with Optium, we offer a wavelength selective switch, or WSS, ROADM, a dynamic wavelength processor in a highly configurable platform for wavelength management in a DWDM telecommunications network. These capabilities are made possible in part through the use of a unique technology known as liquid crystal on silicon, or LCoS, currently used in making television sets. The technology provides a highly flexible WSS switch capable of operating on both 50 and 100 GHz International Telecommunications Union grids, the capability for in-service upgrades of functionality and integration of additional system functionality, including drop and continue, channel monitoring and channel contouring. Revenues from the sale of this product totaled approximately $22 million for the last the last eight months of fiscal 2009.

Network Performance Test Systems

Our testing and analysis solutions allow engineers, service technicians and network managers to generate and capture data at high speeds, filter the data, identify various types of intermittent errors and verify protocol compliance for SANs and LANs, including emerging technologies such as VOIP, 10GigE, iSCSI, SAS/SATA and FCoE. Our network performance test products are sold primarily to system manufacturers who use such equipment in the development of new products for SANs. Because of our early work in developing the fibre channel standard for storage networks we have cultivated a leading share of the test equipment market for SAN applications.

On July 8, 2009, we entered into an agreement to sell the assets of our network performance test business to JDS Uniphase Corporation. The sale is expected to be completed on or about July 15, 2009.

Customers

To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers. Sales to these customers accounted for 92% of our total revenues in fiscal 2009 and 91% in fiscal 2008 and 2007, with the remainder of revenues in each year representing sales of network performance test systems. Sales of products for LAN and SAN applications represented 40%, 50% and 60% of our total optical subsystems revenues in fiscal 2009, 2008 and 2007, respectively. Our network performance test systems are sold primarily to original equipment manufacturers for testing and validating equipment designs. Most of our network performance test revenues in fiscal 2009 were derived from sales of test equipment to manufacturers of SAN networking equipment. Sales to our top three customers represented approximately 33% of our total revenues in each of fiscal years 2009, 2008 and 2007. Sales to Cisco Systems accounted for 16% , 21% and 21% of our total revenues in fiscal 2009, 2008 and 2007, respectively. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality fiber optic subsystems and components and network performance test systems for high-speed data communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our fiber optic subsystems development efforts are supported by an engineering team that specialized in analog/digital integrated circuit design. This group works in both silicon, or Si CMOS, and silicon germanium, or SiGe BiCMOS, semiconductor technologies where circuit element frequencies are very fast and can be as high as 40 Gbps. We have designed proprietary circuits including laser drivers, receiver pre-and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4, 8, 10 and 49 Gbps. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our short distance transceivers for LAN and SAN applications. These applications represented 44% of our optical subsystem revenues in fiscal 2009. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. These longer distance transceiver products comprised approximately 50% of our optical subsystem revenues in fiscal 2009.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies) and JDS Uniphase. Our principal competitors for optical transceivers sold for MAN and telecom applications based on the SONET/SDH protocols include Oclaro, formed with the merger of Bookham and Avanex, Opnext and Sumitomo and. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our low-cost manufacturing facility in Ipoh, Malaysia. We believe that the recent introduction of a number of products for 10GigE applications has strengthened our position in the optical subsystem market. We believe that our Xgig product line for testing multiple network protocols within the same hardware platform has strengthened our competitive position within the network performance test systems market.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by one world-wide distributor, ten international distributors, three domestic distributors, 17 domestic manufacturers’ representatives and three international manufacturers’ representatives. For sales of our network performance test systems, we utilize a direct sales force augmented by 10 domestic manufacturers’ representatives and 21 international resellers. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Backlog

A substantial portion of our revenues is derived from sales to OEMs through hub arrangements where revenue is generated as inventory that resides at these customers or their contract manufacturers is drawn down. Visibility as to future customer demand is limited in these situations. Most of our other revenues are derived from sales pursuant to individual purchase orders which remain subject to negotiation with respect to delivery schedules and are generally cancelable without significant penalties. Manufacturing capacity and availability of key components can also impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders are a meaningful indicator of our future financial performance.

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications at our facility in Shanghai, China which we expanded to 150,000 square feet in October 2008. We continue to conduct a portion of our new product introduction activities at our Sunnyvale facility where we also conduct supply chain management for certain components, quality assurance and documentation control operations. We conduct wafer fabrication operations for the manufacture of VCSELs used in LAN and SAN applications at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California.

As a result of the Optium merger, we now manufacture products in a 81,000 square foot facility in Horsham, Pennsylvania, and in a 9,990 square foot facility in Waterloo, Australia. Although we expect to transfer the manufacturing of certain products to Malaysia and China in fiscal 2010, we expect to retain these primarily facilities as research and development centers.

We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale, Fremont, Allen, Shanghai and Malaysia are qualified under ISO 9001-9002.

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

Research and Development

In fiscal 2009, 2008 and 2007, our research and development expenses were $92.1 million, $76.5 million and $64.6 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN and MAN markets, although we also are seeking to leverage our core competencies by developing products for other applications. We work closely with our original equipment manufacturers and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and test equipment hardware and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own 936 issued U.S. patents and 524 patent applications with additional foreign counterparts. We have agreed to transfer 57 of these patents and 130 of these patent applications to JDSU in connection with the pending sale of our network performance test systems business. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We are currently engaged in pending litigation to enforce certain of our patents (see “Item 3. Legal Proceedings”), and additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 30, 2009, we employed approximately 5,004 full-time employees, 784 of whom were located in the United States and 3,991 of whom were located at our production facilities in Ipoh, Malaysia, Shanghai, China and our Singapore facility where we conduct research and development activities. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that there is a positive employee relations environment within the company.

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

We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 2 1/2% convertible senior subordinated notes due October 15, 2010 totaling $92 million and our 2 1/2% convertible subordinated notes due October 15, 2010 totaling $50 million. In addition, the $92 million in principal amount of our 2 1/2% convertible senior subordinated notes that mature in October 2010 include a net share settlement feature under which we are required to pay the principal portion of the notes in cash upon conversion. Our existing balances of cash, cash equivalents and short-term investments are not sufficient to repay these notes, and we may not be able to cover our future debt service obligations from our operating cash flow. We have recently implemented a series of cost control measures, but these measures alone will not be sufficient to generate the cash necessary to repay our outstanding notes. We have also announced the commencement of the Exchange Offers in order to reduce the principal amount of our outstanding indebtedness under the notes due in 2010. There can be no assurance that the Exchange Offers will be successfully completed. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on our indebtedness, including the notes due in October 2010.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business.

We believe that our existing balances of cash, cash equivalents and short-term investments together with the cash expected to be generated from future operations and borrowings under our bank credit facility will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay the principal of our outstanding convertible subordinated notes which mature in October 2010. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

We expect that our revenues and profitability will be adversely affected following the completion of the pending sale of our network performance test systems business.

On July 8, 2009, we entered into an agreement to sell the assets of our Network Tools Division (excluding accounts receivable and payable) to JDSU for $40.6 million in cash. Following the completion of the sale, we will no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal 2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products have generally been higher than on our optical subsystem and component products. Accordingly, we expect that our revenues and profitability will be adversely affected following the sale unless and until we are able to achieve significant growth in our optical subsystems and components business.

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

We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, we have encountered shortages and delays in obtaining components in the past and expect to encounter additional shortages and delays in the future. Recently, many of our suppliers have extended lead times for many of their products as the result of significantly reducing capacity in light of the global slowdown in demand. This reduction in capacity has reduced the ability of many suppliers to respond to increases in demand. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.

We use rolling forecasts based on anticipated product orders to determine our component and subassembly requirements. Lead times for materials and components that we order vary significantly and depend on factors such as specific supplier requirements, contract terms and current market demand for particular components. If we overestimate our component requirements, we may have excess inventory, which would increase our costs. If we underestimate our component requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences could significantly harm our business.

If we are unable to realize anticipated cost savings from the transfer of certain manufacturing operations to our overseas locations and increased use of internally-manufactured components our results of operations could be harmed.

As part of our cost of goods sold cost reduction initiatives planned for the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate, which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated time frame, or if our manufacturing yields decrease as a result, our actual cost savings will be less than anticipated and our results of operations could be harmed.

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

Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components including all of the short wavelength VCSEL lasers incorporated in transceivers used for LAN/SAN applications at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

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

A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to Finisar’s top five customers represented 40% of its revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunications systems manufacturers, and potential future consolidation may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented over the past several years, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.

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

Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State’s Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF over fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

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

During mid-2007, Optium became aware that certain of its analog RF over fiber products may, depending on end use and customization, be subject to ITAR. Accordingly, Optium filed a detailed voluntary disclosure with the Department of State describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, as well as related technical data and defense services. Optium may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in the workplace. Additional information has been provided upon request to the Department of State with respect to this matter. In late 2008, a grand jury subpoena from the office of the U.S. Attorney for the Eastern District of Pennsylvania was received requesting documents from 2005 through the present referring to, relating to or involving the subject matter of the above referenced voluntary disclosure and export activities.

While the Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances, we nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect our results of operations and cash flow. The Department of State and U.S. Attorney inquiries may require us to expend significant management time and incur significant legal and other expenses. We cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries.

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

In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in Australia, China, Israel and Singapore. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and

•	the outbreak of infectious diseases such as the H1N1 influenza virus and/or severe acute respiratory syndrome, or SARS, which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2009, we have written off all of the goodwill associated with past acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with more recently completed acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our completed or future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Through fiscal 2009, we made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. During fiscal 2009, we wrote off $1.2 million for another investment that became impaired. We may be required to write off all or a portion of the $14.3 million in such investments remaining on our balance sheet as of April 30, 2009 in future periods.

We are subject to pending legal proceedings.

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, certain of our current and former officers, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint. In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the new proposed settlement, the underwriter defendants would pay a total of $486 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. We would be responsible for a pro rata share of the issuers’ contribution to the settlement and certain costs anticipated to total between $350,000 and $400,000. If this settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. Although a number of patents have been issued to us, we have obtained a number of other patents as a result of our acquisitions, and we have filed applications for additional patents, we cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Additionally, significant technology used in our product lines is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues.

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

We currently have outstanding 2 1/2% convertible senior subordinated notes due 2010 in the principal amount of $92 million and 2 1/2% convertible subordinated notes due 2010 in the principal amount of $50 million. The $50 million in principal amount of our 2 1/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $92 million in principal amount of our 2 1/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. An aggregate of approximately 13,500,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. Although we do not currently have any plans to enter into similar transactions in the future, if we were to do so there would be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our principal properties as of April 30, 2009 is as follows:

Location	Use	Size
		(Square Foot)

Owned
Ipoh, Malaysia	Manufacturing operations	640,000
Leased
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Fremont, California	Wafer fabrication operations	44,000
Boston, Massachusetts	Research and development	25,000
Champaign, Illinois	Research and development	2,500
Shanghai, China	General administrative and manufacturing operations of our subsidiary, Transwave Fiber (Shanghai) Inc.	152,000
Shenzhen, China	Manufacturing operations	5,980
Allen, Texas	Principal manufacturing operations for our AOC division. A portion of this facility is currently subleased.	160,000
Austin, Texas	Network performance test systems testing and training center	16,000
Singapore	Research and development and logistics	13,600
Hyderabad, India	Information technology support center	6,230
Horsham, Pennsylvania	Manufacturing, research and development, engineering, sales and administration, executive offices	80,970
Waterloo, Australia	Manufacturing, research and development, engineering, administration offices	9,990
Nes Ziona, Israel	Research and development, engineering and manufacturing operations	16,670

We believe our principal facilities are in good condition and are suitable and adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

Stock Option Derivative Litigation

On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the our board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit

Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differed from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements. The announcement of the investigation resulted in delays in filing our quarterly reports on Form 10-Q for the quarters ended October 29, 2006, January 28, 2007, and January 27, 2008 and our annual report on Form 10-K for the fiscal year ended April 30, 2007. On December 4, 2007, we filed all four of these reports which included revised financial statements.

Following our announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of our current or former officers and directors caused us to grant stock options at less than fair market value, contrary to our public statements (including its financial statements), and that, as a result, those officers and directors are liable to us. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against us. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. We and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court’s ruling on the motions remains pending.

‘505 Patent Litigation

DirecTV Litigation

On April 4, 2005, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas against the DirecTV Group, Inc., DirecTV Holdings, LLC, DirecTV Enterprises, LLC, DirecTV Operations, LLC, DirecTV, Inc., and Hughes Network Systems, Inc. (collectively, “DirecTV”). The lawsuit involves our U.S. Patent No. 5,404,505, or the ‘505 patent, which relates to technology used in information transmission systems to provide access to a large database of information. On June 23, 2006, following a jury trial, the jury returned a verdict that our patent had been willfully infringed and awarded us damages of $78,920,250. In a post-trial hearing held on July 6, 2006, the Court determined that, due to DirecTV’s willful infringement, those damages would be enhanced by an additional $25 million. Further, the Court awarded us pre-judgment interest on the jury’s verdict and court costs in the aggregate amount of approximately $13.4 million. The Court denied our motion for injunctive relief, but ordered DirecTV to pay a compulsory ongoing license fee to us at the rate of $1.60 per set-top box activated by or on behalf of DirecTV for the period beginning June 16, 2006 through the duration of the patent, which expires in April 2012.

DirecTV appealed to the United States Court of Appeals for the Federal Circuit. In its appeal, DirecTV raised issues related to claim construction, infringement, invalidity, willful infringement and enhanced damages. We cross-appealed raising issues related to the denial of our motion for a permanent injunction, the trial court’s refusal to enhance future damages for willfulness and the trial court’s determination that some of the asserted patent claims are invalid. The appeals were consolidated.

On April 18, 2008, the appeals court issued is decision affirming in part, reversing in part, and remanding the case for further proceedings before the trial court in Texas. Specifically, the appeals court ruled that the lower court’s interpretation of some of the patent claim terms was too broad and issued its own, narrower interpretation of those terms. The appeals court also determined that one of the seven patent claims (Claim 16) found infringed by the jury was invalid, that DirecTV’s infringement of the ‘505 patent was not willful, and that the trial court did not err in its determination that various claims of the ‘505 patent were invalid for indefiniteness. As a result, the judgment, including the compulsory license, was vacated and the case was remanded to the trial court to reconsider infringement and validity of the six remaining patent claims and releasing to DirecTV the escrow funds it had deposited.

On July 11, 2008, the United States District Court for the Northern District of California issued an order in the Comcast lawsuit described below in which it held that one of the claims of the ‘505 patent, Claim 25, is invalid. The order in the Comcast lawsuit also, in effect, ruled invalid a related claim, Claim 24, which was one of the six remaining claims of the ‘505 patent that were returned to the trial court for retrial in the DirectTV lawsuit.

On December 1, 2008, both parties filed motions for summary judgment in the trial court on the issue of validity. On May 19, 2009, the Court granted DirecTV’s motions for summary judgment and entered final judgment in the case in favor of DirecTV. We have filed a notice of appeal with respect to this ruling.

Comcast Litigation

On July 7, 2006, Comcast Cable Communications Corporation, LLC (“Comcast”), filed a complaint against us in the United States District Court for the Northern District of California, San Francisco Division. Comcast sought a declaratory judgment that our ‘505 patent is not infringed and is invalid. The ‘505 patent is the same patent alleged by us in our lawsuit against DirecTV.

At a status conference held on April 24, 2008, the Court accepted our proposal to narrow the issues for trial and proceed only with our principal claim (Claim 25), subject to our providing a covenant not to sue Comcast on the other previously asserted claims. On May 22, 2008, Comcast filed its renewed motion for summary judgment of invalidity and non-infringement. On July 11, 2008, the Court issued an order granting Comcast’s motion for summary judgment on the basis of invalidity and also entered a final judgment in favor of Comcast. On July 25, 2008 we filed our notice of appeal to the Federal Circuit. On April 10, 2009, the Federal Circuit affirmed the District Court ruling.

EchoStar Litigation

On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”), filed an action against us in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of our ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV and Comcast lawsuits. On December 4, 2007, the Court approved the parties’ stipulation to stay the case pending issuance of the Federal Circuit’s mandate in the DirecTV case. This stay expired when the mandate of the Federal Circuit issued in the DirecTV case on April 18, 2008. The Court has yet to set a case schedule.

XM/Sirius Litigation

On April 27, 2007, we filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). The lawsuit alleged that XM and Sirius had infringed and continued to infringe our ‘505 patent and sought an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The cased had been stayed pending further action in the DirecTV case on remand and the re-examination of the ‘505 patent descried below. Subsequent to the May 19, 2009 decision granting summary judgment in favor of DirecTV in the DirecTV case, the case against XM/Sirius was dismissed without prejudice on June 9, 2009.

Requests for Re-Examination of the ‘505 Patent

Four requests for re-examination of our ‘505 patent have been filed with the PTO. The ‘505 patent is the patent that is in dispute in the DirecTV, EchoStar, Comcast and XM/Sirius lawsuits. The PTO has granted each of these requests, and these proceedings have been combined into a single re-examination. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on our position in the related ‘505 lawsuits.

Securities Class Action

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President, Finance and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint.

In July 2004, we and the individual defendants accepted a settlement proposal made to all of the issuer defendants. Under the terms of the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers would have been required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. If the plaintiffs failed to recover $1 billion and payment was required under the guaranty, we would have been responsible to pay our pro rata portion of the shortfall, up to the amount of the self-insured retention under its insurance policy, which could have been up to $2 million. The Court gave preliminary approval to the settlement in February 2005. Before the Court issued a final decision on the settlement, on December 5, 2006, the United States Court of Appeals for the Second Circuit vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Thereafter, the parties withdrew the settlement.

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the new proposed settlement, the underwriter defendants would pay a total of $486 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. We would be responsible for a pro rata share of the issuers’ contribution to the settlement and certain costs anticipated to total between $350,000 and $400,000. On June 10, 2009, the Court granted preliminary approval of the settlement and set a hearing on final approval for September 10, 2009. If this settlement is not approved by the Court, we intend to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, we cannot predict its outcome. If, as a result of this dispute, we are required to pay significant monetary damages, our business would be substantially harmed.

Section 16(b) Lawsuit

A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of our common stock, against two investment banking firms that served as underwriters for the initial public offering of Finisar common stock in November 1999. None of our officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and our principal shareholders constituted a “group” that owned in excess of 10% of our outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of our common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). Finisar, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint.

This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including us) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the Court entered judgment against the plaintiff in all 54 cases. The plaintiff has appealed the order and judgments. The real defendants have cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because those amended complaints are barred by the applicable statute of limitation.

JDSU/Emcore Patent Litigation

Litigation is pending with JDS Uniphase Corporation and Emcore Corporation with respect to certain cable television transmission products acquired in connection with our acquisition of Optium Corporation. On September 11, 2006, JDSU and Emcore filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC externally modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. We have answered both of these complaints denying that we have infringed any of the asserted patents and asserting that those patents are invalid. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. On December 10, 2007, we filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against our HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution.

On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing our declaratory judgment action on inequitable conduct. We have appealed this ruling. The Court has consolidated the remaining two actions and has scheduled a single trial to begin October 19, 2009.

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

While the Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances, we nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect our results of operations and cash flow. The Department of State and U.S. Attorney inquiries may require us to expend significant management time and incur significant legal and other expenses. We cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can we predict the outcome of these inquiries.

In connection with a review of our compliance with applicable export regulations in late 2008, we discovered that we had made certain “deemed exports” to foreign national employees with respect to certain of its commercial products without the necessary deemed export licenses or license exemptions under the Export Administration Regulations, or EAR. Accordingly, We filed a detailed voluntary disclosure with the United States Department of Commerce describing these deemed export violations. In June 2009, we received notification from the Department of Commerce that it had completed its investigation into the matter with the issuance of a warning letter.

Other Litigation

In the ordinary course of business, we are a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on our business, financial condition, results of operations or cash flows .

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2009 Quarter Ended:
April 30, 2009	$0.74	$0.66
February 1, 2009	$0.55	$0.51
November 2, 2008	$0.63	$0.56
August 3, 2008	$1.35	$1.30
Fiscal 2008 Quarter Ended:
April 30, 2008	$1.93	$1.13
January 27, 2008	$2.45	$1.35
October 28, 2007	$4.05	$2.24
July 29, 2007	$4.10	$3.39

According to records of our transfer agent, we had 431 stockholders of record as of May 30, 2009 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2009, 2008 and 2007 and the balance sheet data as of April 30, 2009 and 2008 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2006 and 2005 and the balance sheet data as of April 30, 2007, 2006 and 2005 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Revenues
Optical subsystems and components	$497,058	$401,625	$381,263	$325,956	$241,582
Network performance test systems	44,179	38,555	37,285	38,337	39,241

Total revenues	541,237	440,180	418,548	364,293	280,823
Cost of revenues	365,572	292,161	270,272	250,186	206,836
Amortization of acquired developed technology	6,039	6,501	6,002	17,671	22,268
Impairment of acquired developed technology	1,248	—	—	853	3,656

Gross profit	168,378	141,518	142,274	95,583	48,063

Operating expenses:
Research and development	92,057	76,544	64,559	54,412	64,232
Sales and marketing	37,747	40,006	36,122	33,144	30,456
General and administrative	40,761	43,710	39,150	33,467	26,598
Amortization of deferred stock compensation	—	—	—	—	162
Acquired in-process research and development	10,500	—	5,770	—	1,558
Amortization of purchased intangibles	2,686	1,748	1,814	1,747	1,104
Impairment of tangible assets	—	—	—	—	18,798
Impairment of goodwill and intangible assets	238,507	40,106	—	—	—
Restructuring costs	—	—	—	3,064	287

Total operating expenses	422,258	202,114	147,415	125,834	143,195

Loss from operations	(253,880)	(60,596)	(5,141)	(30,251)	(95,132)
Interest income	1,762	5,805	6,204	3,482	2,396
Interest expense	(9,687)	(17,236)	(16,044)	(15,842)	(14,468)
Loss on convertible debt exchange	—	—	(31,606)	—	—
Gain on repurchase of convertible debt	3,838	—	—	—	—
Other income (expense), net	(3,803)	(298)	(724)	9,346	(12,582)

Loss before income taxes and cumulative
effect of an accounting change	(261,770)	(72,325)	(47,311)	(33,265)	(119,786)
Provision for (benefit from) income taxes	(6,962)	2,233	2,810	2,367	856

Loss before cumulative effect of change in accounting principle	(254,808)	(74,558)	(50,121)	(35,632)	(120,642)
Cumulative effect of change in accounting principle, net of taxes	—	—	1,213	—	—

Net loss	$(254,808)	$(74,558)	$(48,908)	$(35,632)	$(120,642)

Net loss per share — basic and diluted:
Before cumulative effect of change in accounting principle	$(0.61)	$(0.24)	$(0.16)	$(0.12)	$(0.52)
Cumulative effect of change in accounting principle	$—	$—	$0.00	$—	$—

Net loss per share — basic and diluted:	(0.61)	$(0.24)	$(0.16)	$(0.12)	$(0.52)

Shares used in computing net loss per share — basic and diluted	420,456	308,680	307,814	290,518	232,210

	As of April 30,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and investments	$37,221	$119,255	$132,472	$118,786	$102,362
Working capital	144,199	66,932	118,383	157,712	91,464
Total assets	380,701	480,203	533,030	496,878	480,315
Long-term liabilities	161,615	177,814	220,198	263,447	265,274
Total stockholders’ equity	114,789	108,683	170,511	164,478	135,223

Item 7.	Management’s discussion and analysis of financial condition and results of operation

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

•	Forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Business Overview. This section provides an introductory overview and context for the discussion and analysis that follows in MD&A.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of Operations. This section provides analysis of the Company’s results of operations for the three fiscal years ended April 30, 2009. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

•	Financial Condition and Liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

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

Business Overview

We are a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances from 70 meters up to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. Our manufacturing operations are vertically integrated, and we utilize internal sources for many of the key components used in making our products, including lasers, photodetectors and ICs designed by our internal IC engineering teams. We sell our optical subsystem and component products to manufacturers of storage and networking equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs.

Historically, we have also provided network performance test systems through our Network Tools Division, primarily to original equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.

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

Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. We manufacture our optical subsystem products at our subsidiary in Ipoh, Malaysia. We manufacture VCSELs used in our LAN/SAN products at our facility in Allen, Texas. We manufacture long wavelength FP and certain DFB lasers used in our MAN and telecom products at our facility in Fremont, California. We manufacture certain passive components used in our MAN and telecom products at our facility in Shanghai, China. We assemble and test our ROADM products at our facility in Waterloo, Australia. We conduct manufacturing engineering, supply chain management, quality assurance and documentation control at our facility in Sunnyvale, California. As a result of building a vertically integrated business model, our manufacturing cost structure has become more fixed. While this can be beneficial during periods when demand is strong, it can be more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs there can be no assurance that we will be able to reduce our cost of revenues enough to achieve or sustain profitability.

Our gross profit margins vary among our product families, and have generally been higher on our network test systems than on our optical subsystems and components. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN and SAN applications. Our overall gross margins have fluctuated from period to period as a result of overall revenue levels, shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.

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

A portion of the purchase price in a business combination is allocated to goodwill and intangibles. Prior to May 1, 2002, goodwill and purchased intangibles were amortized over their estimated useful lives. Subsequent to May 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment testing. The cost of definite lived intangibles are amortized on a straight-line basis over their estimated economic life.

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

Combination with Optium Corporation

On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and CATV network systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, we expect to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. We have accounted for the combination using the purchase method of accounting and as a result have included the operating results of Optium in our consolidated financial results since the August 29, 2008 consummation date. At the closing of the merger, we issued 160,808,659 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $1.51 per share. The Optium results are included in our optical subsystems and components segment.

Pending Sale of Network Performance Test Systems Business

On July 8, 2009, we entered into an agreement to sell the assets of our Network Tools Division (excluding accounts receivable and payable) to JDSU for $40.6 million in cash. JDSU will assume certain liability associated with the network performance test business, and we will provide manufacturing support services to JDSU during a transition period. The sale is expected to be completed on or about July 15, 2009.

Following the completion of the sale, we will no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal 2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products have generally been higher than on our optical subsystem and component products. Accordingly, we expect that our revenues and profitability will be adversely affected following the sale unless and until we are able to achieve significant growth in our optical subsystems and components business.

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our net revenue and operating results, as well as on the value of certain assets, contingent assets and liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2009 compared to prior years.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. We use the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

Stock-based compensation expense recognized in our consolidated statements of operations for the fiscal years ended after April 30, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

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

Investment in Equity Securities

For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. As of April 30, 2009, the carrying value of these investments totaled $14.3 million. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in losses or an inability to recover the carrying value of these investments.

Restructuring Accrual

Liability for costs associated with an exit or disposal activity is recognized when the liability is incurred in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). During the second quarter of fiscal 2006, we consolidated our Sunnyvale facilities into one building and permanently exited a portion of our Scotts Valley facility. As a result of these activities, we recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to our optical subsystems and components segment and $1.2 million related to our network performance test systems segment. During the first quarter of fiscal 2009, we recorded additional restructuring charges of $0.6 million for the remaining portion of the Scotts Valley facility that had been used for a product of our network performance test systems segment which was sold in first quarter of fiscal 2009. See Note 6 to our consolidated financial statements for additional details regarding the sale of product line.

The facilities consolidation charges were calculated using estimates that were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources. As of April 30, 2009, $900,000 of committed facilities payments remained accrued and is expected to be fully utilized by fiscal 2011.

Goodwill, Intangibles and Other Long-Lived Assets

Our long-lived assets include significant investments in goodwill and other intangible assets. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS no. 141, Business Combinations (“SFAS 141”) and SFAS no. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives.

SFAS 142 requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. We operate two reporting units, optical subsystems and components and network performance test systems. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which. we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Effective May 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. See Note 19 to our consolidated financial statements for additional information.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2009	2008	2007

Revenues
Optical subsystems and components	91.8%	91.2%	91.1%
Network performance test systems	8.2	8.8	8.9

Total revenues	100.0	100.0	100.0
Cost of revenues	67.5	66.4	64.6
Amortization of acquired developed technology	1.1	1.5	1.4
Impairment of acquired developed technology	0.1	—	—

Gross profit	31.3	32.1	34.0

Operating expenses:
Research and development	17.0	17.4	15.4
Sales and marketing	7.0	9.1	8.6
General and administrative	7.5	9.9	9.5
Acquired in-process research and development	1.9	—	1.4
Amortization of purchased intangibles	0.5	0.4	0.4
Impairment of goodwill and intangible assets	44.1	9.1	—

Total operating expenses	78.0	45.9	35.3

Loss from operations	(46.7)	(13.8)	(1.3)
Interest income	0.3	1.3	1.5
Interest expense	(1.8)	(3.9)	(3.8)
Loss on convertible debt exchange	—	—	(7.6)
Gain on repurchase of convertible debt	0.7	—	—
Other income (expense), net	(0.7)	(0.1)	(0.2)

Loss before income taxes and cumulative effect of change in accounting principle	(48.2)	(16.5)	(11.4)
Provision for (benefit from) income taxes	(1.4)	0.5	0.6

Loss before cumulative effect of change in accounting principle	(46.8)	(17.0)	(12.0)
Cumulative effect of accounting change in accounting principle, net of taxes	—	—	(0.3)

Net loss	(46.8)%	(17.0)%	(11.7)%

Comparison of Fiscal Years Ended April 30, 2009 and 2008

Revenues.  Revenues increased $101.1 million, or 23%, to $541.2 million in fiscal 2009 compared to $440.2 million in fiscal 2008. Sales of optical subsystems and components and network test systems represented 91.8% and 8.2%, respectively, of total revenues in the fiscal 2009, compared to 91.2% and 8.8%, respectively, in fiscal 2008.

Optical subsystems and components revenues increased $95.4 million, or 23.8%, to $497.1 million in fiscal 2009 compared to $401.6 million in fiscal 2008. Revenues for fiscal 2009 included $91.3 million from Optium’s operations following the consummation of the combination on August 29, 2008. The increase in revenues was primarily due to a $79.1 million increase in sales of products for 10/40 Gbps applications partially offset by a $6.1 million decrease in sales of products for lower speed LAN/SAN applications and an 8.6 million decrease in sales of products for lower speed MAN application. Sales of ROADM and CATV products contributed $22.2 and

$8.8 million, respectively, to fiscal 2009 revenues. Excluding Optium product revenues, optical subsystems and components revenues increased $4.1 million, or 1%, to $405.7 million compared to $401.6 million in the fiscal 2008. This increase was primarily due to a $19.2 million increase in sales of products for all 10/40 Gbps applications, partially offset by a $9.0 million decrease in sales of products for lower speed MAN applications and a $6.1 million decrease in sales of products for lower speed LAN/SAN applications.

Network test systems revenues increased by $5.6 million, or 14.5%, to $44.2 million in fiscal 2009 compared to $38.6 million in fiscal 2008. This increase was primarily due to the introduction of several new products for testing 8 Gbps Fibre Channel, 3/6 Gbps SAS/SATA and 10 Gbps Fibre Channel over Ethernet products being developed by OEM system manufacturers.

Amortization of Acquired Developed Technology.  Amortization of acquired developed technology, a component of cost of revenues, increased $786,000, or 12.1%, to $7.3 million in fiscal 2009 compared to $6.5 million in fiscal 2008. The increase was primarily due $1.0 million of amortization of assets associated with the Optium merger.

Gross Profit.  Gross profit increased $26.9 million, or 19.0% to $168.4 million in fiscal 2009 compared to $141.5 million in fiscal 2008. The increase in gross profit was partially due to the inclusion of $23.4 million of gross profits from Optium’s operations for eight months of the twelve month period ended April 30, 2009. Gross profit as a percentage of total revenues was 31.3% in fiscal 2009 compared to 32.1% in fiscal 2008. We recorded charges of $15.4 million for obsolete and excess inventory in fiscal 2009 compared to $14.1 million in fiscal 2008. We sold inventory that had been written-off in previous periods resulting in a benefit of $8.6 million in fiscal 2009 and $6.0 million in fiscal 2008. As a result, we recognized a net charge of $6.8 million in fiscal 2009 compared to $8.1 million in fiscal 2008. Manufacturing overhead includes stock-based compensation charges of $3.4 million in fiscal 2009 and $3.1 million in fiscal 2008. Additionally, manufacturing overhead in fiscal 2008 included $1.1 million of other payroll related charges associated with the completion of our previously reported stock option investigation. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and other stock option related charges, gross profit would have been $185.9 million, or 34.3% of revenues, in fiscal 2009 compared to $160.3 million, or 36.4% of revenues, in fiscal 2008. The decrease in adjusted gross profit margin was primarily due to inclusion of Optium’s operating results for the eight months ended April 30, 2009.

Research and Development Expenses.  Research and development expenses increased $15.5 million, or 20.3%, to $92.1 million in fiscal 2009 compared to $76.5 million in fiscal 2008. The increase was primarily due to $13.9 million in expenses related to Optium’s operations following the merger, and an increase in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $6.3 million in fiscal 2009 and $4.4 million fiscal 2008. Additionally, research and development expenses in fiscal 2008 included payroll related charges of $2.9 million incurred in connection with the completion of our stock option investigation. Research and development expenses as a percent of revenues decreased to 17.0% in fiscal 2009 compared to 17.4% fiscal 2008.

Sales and Marketing Expenses.  Sales and marketing expenses decreased by $2.6 million, or 5.7%, to $37.7 million in fiscal 2009 compared to $40.0 million in fiscal 2008. The decrease in sales and marketing expenses was primarily due to lower payroll related expenses and external sales commissions, partially offset by $3.1 million in expenses related to Optium’s operations following the merger. Included in sales and marketing expenses were stock-based compensation charges of $2.1 million in fiscal 2009 and $2.0 million in fiscal 2008. Additionally, sales and marketing expenses in fiscal 2008 included payroll related charges of $1.0 million incurred in connection with the completion of our previously reported stock option investigation. Sales and marketing expenses as a percent of revenues decreased to 7.0% in fiscal 2009 compared to 9.1% fiscal 2008.

General and Administrative Expenses.  General and administrative expenses decreased $3.0 million, or 6.7%, to $40.8 million in fiscal 2009 compared to $43.8 million in fiscal 2008. The decrease was primarily due to a $7.9 million decrease in legal and consulting fees as a result of the completion of our stock option investigation and a $1.5 million reduction in litigation and intellectual property related legal fees. This decrease was partially offset by the addition of $4.8 million in expenses related to Optium’s operations following the merger and other personnel and IT related spending. Included in general and administrative expenses were stock-based compensation charges of $3.1 million in fiscal 2009 and $2.0 million in fiscal 2008. Additionally, general and administrative expenses for fiscal 2008 included payroll related charges of $1.1 million incurred in connection with the completion of our stock option investigation. General and administrative expenses as a percent of revenues decreased to 7.5% in fiscal 2009 compared to 9.9% in fiscal 2008.

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses were $10.5 million in fiscal 2009, compared to $0 in fiscal 2008. The IPR&D charges were related to the Optium merger.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles increased $900,000, or 52.9%, to $2.7 million in fiscal 2009 compared to $1.7 million in fiscal 2008. The increase was primarily due to $1.6 million of amortization of additional intangible assets acquired in the Optium merger partially offset by a reduction in amortization of certain assets associated with our AZNA and Kodeos acquisitions.

Impairment of Goodwill and Intangible Assets.  The number of shares to be exchanged in the Optium merger was fixed at 6.262 shares of our common stock for each share of Optium common stock. The closing price of our common stock on May 16, 2008 was $1.53, while a five-day average used to calculate the consideration paid in the merger was $1.51. The preliminary allocation of the merger consideration resulted in the recognition of an additional $150 million of goodwill which, when combined with the $88 million goodwill acquired prior to the merger, resulted in total goodwill of approximately $238 million. The actual operating results and outlook for both companies between the date of the definitive agreement and the effective date of the merger had not changed to any significant degree, with both companies separately reporting record revenues for their interim quarters.

Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in our market capitalization as a result of a decrease in the trading price of our common stock to $0.61 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of our quarterly report on Form 10-Q for the second quarter of fiscal 2009, we had not completed our analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a $178.8 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss during the second quarter of fiscal 2009.

While finalizing our impairment analysis during the third quarter of fiscal 2009, we concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in our market capitalization as a result of a decrease in the trading price of our common stock to $0.51 at the end of the quarter and a further decrease in internal expectations for near term revenues. For purposes of this analysis, our estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of our quarterly report on Form 10-Q for the third quarter of fiscal 2009, we had not completed our analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded an additional $46.5 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss during the third quarter of fiscal 2009.

As of the first day of the fourth quarter of fiscal 2009, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that the remaining balance of goodwill of

$13.8 million was impaired and accordingly recognized an additional impairment charge of $13.8 million in the fourth quarter of fiscal 2009.

During fiscal 2009, we recorded a total of $238.5 million in goodwill impairment charges. At April 30, 2009, the carrying value of goodwill was zero.

Interest Income.  Interest income decreased $4.0 million, or 69.0%, to $1.8 million in fiscal 2009 compared to $5.8 million in fiscal 2008. This decrease was due to decreases in our cash balances, primarily as a result of the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008.

Interest Expense.  Interest expense decreased $7.5 million, or 43.6%, to $9.7 million in fiscal 2009 compared to $17.2 million in fiscal 2008. The decrease was primarily related to the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for fiscal 2009 and fiscal 2008, approximately $7.9 million and $12.3 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings and $1.8 million and $4.9 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008.

Gain on Debt Repurchase.  During fiscal 2009, we repurchased $8.0 million in principal value of our 2.5% convertible notes due October 15, 2010 at a discount to par value of 50.1% and recorded a gain on the repurchase of $3.8 million.

Other Income (Expense), Net.  Other expense was $3.8 million in fiscal 2009 compared to other income of $0.3 million in fiscal 2008. The increase in other expense in fiscal 2009 was primarily due to unrealized non-cash charges of $1.6 million related to the re-measurement of foreign currency denominated accounts receivable and payable on the books of a subsidiary, a loss of $1.0 million on disposal of fixed assets, a loss of $0.8 million on impairment of an investment in equity security and an increase of $400,000 in realized foreign currency losses.

Provision for Income Taxes.  We recorded an income tax benefit for fiscal 2009 of $7.0 million which included a non-cash benefit of $7.8 million from the reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in fiscal 2009 and current tax expense of $900,000 for minimum federal, state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. We recorded an income tax provision of $2.2 million for fiscal 2008. The income tax provision for fiscal 2008 includes a non-cash charge $1.8 million for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles as promulgated by SFAS 142 and current tax expense of $0.5 million for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.

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

Network performance test systems revenues increased $1.3 million, or 3.4%, to $38.6 million in fiscal 2008 compared to $37.3 million in fiscal 2007. The increase in revenues was primarily due to the introduction during fiscal 2008 of several new products for 8 Gbps Fibre Channel applications as OEM system manufacturers began to design their product offerings for these higher speed applications and the introduction of products for 3-6 Gbps SAS/SATA applications.

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

General and Administrative Expenses.  General and administrative expenses increased $8.1 million, or 22.8%, to $43.7 million in fiscal 2008 compared to $39.1 million in fiscal 2007. The increase was primarily due to a $2.4 million increase in professional services expense related to the investigation of our historical stock option granting practices, charges of $835,000 related to the assumption of personal income taxes, also a result of the stock option investigation, and $274,000 related to AZNA purchase-related retention payments. Total professional services expense related to the investigation of our historical stock option granting practices was $7.9 million in fiscal 2008 compared to $5.5 million in fiscal 2007. General and administrative expenses include non-cash stock-based compensation expense of $2.0 million in fiscal 2008 compared to $2.4 million in fiscal 2007. General and administrative expenses as a percent of revenues increased to 9.1% in fiscal 2008 compared to 8.5% in fiscal 2007. Excluding the charges associated with the investigation, general and administrative expenses would have been $31.5 million or 7.2% of revenue in fiscal 2008 compared to $30.1 million, or 7.2% of revenue in fiscal 2007.

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

Cumulative effect of adoption of SFAS 123R.  Upon the adoption of or SFAS 123R on May 1, 2006, we recorded in fiscal 2007 an additional $1.2 million cumulative benefit from change in accounting principle, net of tax, reflecting the net cumulative impact of estimated forfeitures related to unvested stock options as of May 1, 2006 that were previously not included in the determination of historic stock-based compensation expense under APB 25 in periods prior to May 1, 2006.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $400,000 in fiscal 2009, compared to $34.6 million in fiscal 2008 and $29.0 million in fiscal 2007. The decrease in cash provided by operating activities in fiscal 2009 was due to our net loss as adjusted to exclude goodwill impairment charges, depreciation, amortization and other non-cash related items in the income statement totaling to $305.1 million and changes in working capital requirements which were primarily related to an increase in accounts receivable, principally due to longer payment terms granted to several large customers and a number of customers acquired as a result of the Optium merger. In fiscal 2009, accrued liabilities decreased by $9.8 million primarily because of the reduction in financing liability of $11.2 million related to the termination of a sale-leaseback agreement with the landlord for one of our facilities located in Sunnyvale, California. This decrease was partially offset by an increase in liability relating to the sales of accounts receivable made under our non-recourse accounts receivable sales agreement with Silicon Valley Bank. Accrued compensation decreased by $4.7 million due to reduced salaries and bonuses under the salary reduction plan that we announced in fourth quarter of fiscal 2009, lower headcount and the reversal of $800,000 of accrued payroll tax liability relating to the stock compensation investigation which was completed during fiscal 2009. Deferred income taxes decreased mainly because of a $7.8 million reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in fiscal 2009. Cash provided by operating activities for fiscal 2008 primarily consisted of operating losses as adjusted to exclude depreciation, amortization and other non-cash related items in the income statement totaling $6.6 million and changes in additional working capital which were primarily related to a decrease in accounts receivable and an increase in other accrued liabilities. Working capital uses of cash in fiscal 2008 included cash inflows of $23.2 million offset by outflows of $6.9 million. Cash inflows were primarily due to a $1.4 million increase in accounts payable, an $8.9 million decrease in account receivable, a $7.3 million increase in other accrued liabilities and a $3.8 million increase in accrued compensation. The increase in accounts payable was primarily due to the timing of payments. The decrease in accounts receivable was primarily due to the sale of receivables, partially offset by an increase in revenues. The increase in inventories was due to increases in revenues and unit volume. The increase in other assets was primarily due to an increase in other accounts receivable. The increase in accrued compensation was primarily due to employee stock purchase plan withholding and higher payroll related accruals. The increase in deferred income taxes was primarily due to the book and tax differences associated with the amortization of goodwill related to certain asset acquisitions. Cash outflows were primarily due to a $1.2 million increase in inventories and a $5.5 million increase in other assets, primarily related to an increase in receivables from subcontractors due to an increased volume of business with them.

Net cash provided by investing activities totaled $45.0 million in fiscal 2009 and $5.0 million in fiscal 2008 compared to net cash used in investing activities of $38.0 million in fiscal 2007. Net cash provided by investing activities in fiscal 2009 was primarily related to the $38.4 million in net maturities of available-for-sale investments and $30.1 million of cash obtained as a result of the Optium merger, offset by $23.9 million of purchases of equipment to support production expansion. Cash provided by investing activities in fiscal 2008 primarily consisted of $30.8 million in proceeds from net sales of short-term investments, $1.6 million in proceeds from the sale of an equity investment, $600,000 in proceeds from the sale of property and equipment and $600,000 in maturity of restricted securities. The use of cash in investing activities in fiscal 2008 was primarily related to purchases of equipment of $27.2 million to support increased production volumes and a $2.0 million equity investment in a private company accounted for under the cost method. Cash provided by investing activities in fiscal 2007 primarily consisted of $5.0 million in maturity of restricted securities and $1.7 million in proceeds from the sale of property and equipment. The use of cash in investing activities in fiscal 2007 was primarily related to our acquisitions of AZNA and Kodeos, purchases of equipment to support increased production volumes and net purchases of short-term investments of $11.7 million.

Net cash used in financing activities totaled $87.7 million in fiscal 2009 compared to $16.3 million in fiscal 2008 and net cash provided by financing activities of $1.8 million in fiscal 2007. Cash used in financing activities for fiscal 2009 primarily reflected repayments of $107.9 million on our outstanding convertible notes and $4.2 million of bank borrowings, partially offset by proceeds of $20.0 million from bank borrowings and $4.5 million from the exercise of stock options and purchases under our stock purchase plan. The $107.9 million of repayments on our convertible notes included retirement of our outstanding 5 1/4% convertible subordinated notes, in the principal amount of $92 million, through a combination of private purchases and repayment at maturity, and repurchase of $8.0 million principal value of our 2 1/2% convertible notes at a discount resulting in a realized gain of $3.8 million. Cash used by financing activities in fiscal 2008 primarily consisted of repurchases of $8.2 million in principal amount of our outstanding 5 1/4% convertible notes due in October 2008, repayment of $6.0 million of convertible notes issued in conjunction with the AZNA acquisition and repayments of $2.0 million under an equipment loan, partially offset by proceeds from the exercise of employee stock options. Cash provided by financing activities in fiscal 2007 primarily consisted of proceeds of $4.1 million from the exercise of employee stock options and purchases of stock under our employee stock purchase plan offset by repayments of an equipment loan.

Cash Requirements

Our anticipated cash requirements for the next 12 months are primarily to fund:

•	Operations

•	Research and development

•	Debt repayments

•	Restructuring payments

•	Capital expenditures

Our contractual obligations at April 30, 2009 totaled $224.6 million, as shown in the following table (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Current portion of long-term debt	$6,107	$6,107	—	—	—
Long-term debt	15,305	—	$9,555	$5,750	—
Convertible debt	142,000	—	142,000	—	—
Interest on debt	7,845	4,740	2,802	303	—
Operating leases	50,381	7,959	11,838	8,303	22,281
Purchase obligations	2,965	2,965	—	—	—

Total contractual obligations	$224,603	$21,771	$166,195	$14,356	$22,281

At April 30, 2009, total long-term debt and convertible debt was $163.4 million, compared to $257.6 million at April 30, 2008.

Long-term debt consists of a note payable to a financial institution under which we borrowed $9.9 million in December 2005. At April 30, 2009, the remaining principal balance outstanding under this note was $3.7 million. This note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment. Long-term debt also includes borrowings made by our Malaysian subsidiary under two separate loan agreements entered by them with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We were in compliance with all covenants associated with these loans as of April 30, 2009. At April 30, 2009, the principal balance outstanding under these notes was $17.7 million.

Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $92.0 million due October 15, 2010. The notes are convertible by the holders at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Aggregate annual interest payments on both series of notes are approximately $3.6 million.

Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.

Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $3.0 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2009.

Sources of Liquidity

At April 30, 2009, our principal sources of liquidity consisted of $37.1 million of cash, cash equivalents and “available-for-sale” investments and borrowings available under various credit facilities with Silicon Valley Bank.

Available Credit Facilities

On March 14, 2008, we entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank provided a $50 million revolving line of credit that was available to us through March 13, 2009. On October 28, 2008, this agreement was amended to decrease the amount available under the revolving line to $45 million, subject to certain restrictions and limitations, and to extend the term of the credit facility through July 15, 2010. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3.0%. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month. On April 30, 2009, this agreement was amended further to add an unrestricted cash covenant, which currently restricts our borrowing availability under this line to $25 million. We were not in compliance with the adjusted quick ratio covenant at November 30, 2008 or December 31, 2008 and received a waiver from the bank for such non-compliance. We were in compliance with all covenants associated with this facility as of April 30, 2009. There were no outstanding borrowings under this revolving line of credit at April 30, 2009.

On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank. There have been several amendments to this agreement, the latest being on April 30, 2009. Under the terms of the latest amended agreement, Silicon Valley Bank will provide to the Company, through October 24, 2009, a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. Outstanding letters of credit secured under this agreement at April 30, 2009 totaled $3.4 million.

On October 24, 2004, we entered into a non-recourse accounts receivable purchase agreement with Silicon Valley Bank. There have been several amendments to this agreement, the latest being on October 28, 2008. Under the terms of the amended agreement, we may sell to Silicon Valley Bank, through October 24, 2009 up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. During fiscal 2009, 2008 and 2007, we sold receivables totaling $37.7 million, $22.2 million and $14.7 million, respectively, under this facility.

On July 8, 2009, the Company received a written commitment from Silicon Valley Bank to further modify the Company’s existing credit facilities in order to facilitate the Exchange Offers. Principal modifications include:

•	A reduction in the total size of the Company’s secured revolving line of credit from $45 million to $25 million; and

•	Revised covenants that permit the use of borrowings under the secured revolving line of credit for a portion of the Exchange Consideration in connection with the Exchange Offers and the use of up to an aggregate of $50 million of cash from all sources for that purpose.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future and we will require additional financing to repay all of our remaining convertible subordinated notes which mature in October 2010. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At April 30, 2009 and April 30, 2008, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Pending Adoption of New Accounting Standards

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. We are currently evaluating the potential impact, if any, of the adoption of SFAS 166 on our consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS 165 is effective for us beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. The impact of SFAS 165 will depend upon the nature of subsequent events that occur after the effective date.

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS 157. FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures. All of the aforementioned FSPs are effective for interim and annual periods ending after June 15, 2009 and will be effective for us beginning with the first quarter of fiscal 2010. We do not expect the adoption of these FSPs will have a material impact on our results of operations, financial position or our financial statement disclosures as applicable.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will be effective for interim or annual periods ending on or after September 15, 2009 and will be effective for us beginning in the second quarter of fiscal 2010. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of FSP APB 14-1 on our consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP 142-3 will depend upon the nature, terms, and size of any acquisitions we may consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in fiscal 2010. We are currently assessing the impact of this standard on our future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). FAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in our financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in subsequent to May 1, 2009 will be accounted for in accordance with SFAS 141R. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. We place our investments with high credit issuers in short-term securities with maturities ranging from overnight up to 36 months or have characteristics of such short-term investments. The average maturity of the portfolio will not exceed 18 months. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign exchange risk. We sold most of our investments during fiscal 2009 to meet our working capital requirements and other debt obligations. At April 30, 2009, our investments exposing us to interest rate risk were only $100,000 as compared to $71.6 million at April 30, 2008.

The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2009 (in thousands):

	Fiscal Years Ended April 30,				Fair
			2012 and		Market
	2010	2011	Thereafter	Total Cost	Value

Assets
Available-for-sale debt securities	$113	—	—	$113	$92
Average interest rate	5.89%	—	—	—	—
Liabilities
Long-term debt:
Fixed rate	—	$50,000	—	$50,000	$24,625
Average interest rate	—	2.50%	2.50%	—	—
Fixed rate	—	$92,000	—	$92,000	$45,310
Average interest rate	—	2.50%	2.50%	—	—

The following table summarizes the expected maturity, average interest rate and fair market value of the available-for-sale debt securities held by us (and related receivables) and debt securities issued by us as of April 30, 2008 (in thousands):

	Fiscal Years Ended April 30,				Fair
			2011 and		Market
	2009	2010	Thereafter	Total Cost	Value

Assets
Available-for-sale debt securities	$61,763	$8,514	$662	$70,939	$71,064
Average interest rate	3.17%	4.44%	5.16%	—	—
Liabilities
Long-term debt:
Fixed rate	$92,026	—	—	$92,026	$88,443
Average interest rate	5.25%	—	—	—	—
Fixed rate	—	—	$50,000	$50,000	$38,128
Average interest rate			2.50%	—	—
Fixed rate	—	—	$100,000	$100,000	$74,157
Average interest rate	—	—	2.50%	—	—

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 30, 2009, we had investments in four privately-held companies that totaled $14.3 million and were accounted for under the cost method. For entities in which we hold greater than a 20% ownership interest, or where we have the ability to exercise significant influence, we use the equity method; we held no such investments at April 30, 2009. We recorded losses of $0 in fiscal 2009, $0 in fiscal 2008 and $237,000 in fiscal 2007, for investments accounted for under the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were no impairment losses on these assets during fiscal 2009, 2008 or 2007. If our investment in a privately-held company becomes marketable equity securities upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

We have subsidiaries located in China, Malaysia, Europe, Israel, Australia and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. In July 2005, China and Malaysia changed the system by which the value of their currencies are determined. Both currencies moved from a fixed rate pegged to the U.S. dollar to a managed float pegged to a basket of currencies. We expect that this will have a minor negative impact on our future costs. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Finisar Corporation

We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on May 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 8, 2009

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$37,129	$79,442
Short-term available-for-sale investments	92	30,577
Accounts receivable, net of allowance for doubtful accounts of $1,069 and $635 at April 30, 2009 and April 30, 2008	81,820	48,005
Accounts receivable, other	10,033	12,408
Inventories	112,300	82,554
Prepaid expenses	7,122	7,652

Total current assets	248,496	260,638
Long-term available-for-sale investments	—	9,236
Property, plant and improvements, net	84,040	89,847
Purchased technology, net	16,663	11,850
Other intangible assets, net	14,316	3,899
Goodwill	—	88,242
Minority investments	14,289	13,250
Other assets	2,897	3,241

Total assets	$380,701	$480,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,421	$43,040
Accrued compensation	11,428	14,397
Other accrued liabilities (Note 10)	30,713	23,397
Deferred revenue	4,663	5,312
Current portion of other long-term liabilities	—	424
Current portion of long-term debt (Note 12)	6,107	2,012
Current portion of convertible notes, net of beneficial conversion feature of $0 and $2,026 at April 30, 2009 and April 30, 2008	—	101,918
Non-cancelable purchase obligations	2,965	3,206

Total current liabilities	104,297	193,706
Long-term liabilities:
Convertible notes, net of current portion	142,000	150,000
Long-term debt, net of current portion (Note 12)	15,305	3,626
Other non-current liabilities	3,161	15,285
Deferred income taxes	1,149	8,903

Total liabilities	265,912	371,520

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2009 and 2008	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 477,492,057 shares issued and outstanding at April 30, 2009 and 308,839,226 shares issued and outstanding at April 30, 2008	477	309
Additional paid-in capital	1,811,298	1,540,241
Accumulated other comprehensive income	2,662	12,973
Accumulated deficit	(1,699,648)	(1,444,840)

Total stockholders’ equity	114,789	108,683

Total liabilities and stockholders’ equity	$380,701	$480,203

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Optical subsystems and components	$497,058	$401,625	$381,263
Network performance test systems	44,179	38,555	37,285

Total revenues	541,237	440,180	418,548
Cost of revenues	365,572	292,161	270,272
Impairment of acquired developed technology	1,248	—	—
Amortization of acquired developed technology	6,039	6,501	6,002

Gross profit	168,378	141,518	142,274

Operating expenses:
Research and development	92,057	76,544	64,559
Sales and marketing	37,747	40,006	36,122
General and administrative	40,761	43,710	39,150
Acquired in-process research and development (Note 3)	10,500	—	5,770
Amortization of purchased intangibles	2,686	1,748	1,814
Impairment of goodwill and intangible assets	238,507	40,106	—

Total operating expenses	422,258	202,114	147,415

Loss from operations	(253,880)	(60,596)	(5,141)

Interest income	1,762	5,805	6,204
Interest expense	(9,687)	(17,236)	(16,044)
Loss on convertible debt exchange	—	—	(31,606)
Gain on repurchase of convertible debt	3,838	—	—
Other income (expense), net	(3,803)	(298)	(724)

Loss before income taxes and cumulative effect of change in accounting principle	(261,770)	(72,325)	(47,311)
Provision for (benefit from) income taxes	(6,962)	2,233	2,810

Loss before cumulative effect of change in accounting principle	(254,808)	(74,558)	(50,121)
Cumulative effect of change in accounting principle, net of taxes	—	—	(1,213)

Net loss	$(254,808)	$(74,558)	$(48,908)

Net loss per share — basic and diluted
Before cumulative effect of change in accounting principle	$(0.61)	$(0.24)	$(0.16)
Cumulative effect of change in accounting principle	$—	$—	$—

Net loss per share — basic and diluted	(0.61)	$(0.24)	$(0.16)

Shares used in computing net loss per share — basic and diluted	420,456	308,680	307,814

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Other
			Additional	Deferred	Comprehensive		Total
	Common Stock		Paid-in	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Equity
	(In thousands, except share data)

Balance at April 30, 2006	305,512,111	$306	$1,487,464	$(3,616)	$1,698	$(1,321,374)	$164,478

Reclassification of unamortized deferred compensation			(3,616)	3,616			—
Exercise of warrants and stock options, net of repurchase of unvested shares	2,260,837	2	3,637	—	—	—	3,639
Issuance of common stock through employee stock purchase plan	860,025	1	1,680	—	—	—	1,681
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	11,637	—	—	—	11,637
Beneficial conversion on issuance of debt	—	—	29,733	—	—	—	29,733
Cumulative effect of change in accounting principle	—	—	(1,213)	—	—	—	(1,213)
Unrealized gain on available-for-sale investments	—	—	—	—	5,645	—	5,645
Foreign currency translation adjustment	—	—	—	—	3,819	—	3,819
Net loss	—	—	—	—	—	(48,908)	(48,908)

Comprehensive loss							(39,444)

Balance at April 30, 2007	308,632,973	$309	$1,529,322	$—	$11,162	$(1,370,282)	$170,511

Exercise of warrants and stock options, net of repurchase of unvested shares	206,253	—	179	—	—	—	179
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	10,740	—	—	—	10,740
Unrealized loss on available-for-sale investments	—	—	—	—	(4,165)	—	(4,165)
Foreign currency translation adjustment	—	—	—	—	5,976	—	5,976
Net loss	—	—	—	—	—	(74,558)	(74,558)

Comprehensive loss							(72,747)

Balance at April 30, 2008	308,839,226	$309	$1,540,241	$—	$12,973	$(1,444,840)	$108,683

Exercise of stock options and stock issued under restricted stock awards plan	2,823,846	2	1,136	—	—	—	1,138
Issuance of common stock through employee stock purchase plan	5,020,326	5	3,381	—	—	—	3,386
Assumption of stock options, related to acquisition of Optium	—	—	8,986	—	—	—	8,986
Stock-based compensation expense related to employee stock options and employee stock purchases	—	—	14,894	—	—	—	14,894
Issuance of stock related to acquisition of Optium	160,808,659	161	242,660	—	—	—	242,821
Unrealized loss on available-for-sale investments	—	—	—	—	(925)	—	(924)
Foreign currency translation adjustment	—	—	—	—	(9,386)	—	(9,387)
Net loss	—	—	—	—	—	(254,808))	(254,808)

Comprehensive loss							(265,119)

Balance at April 30, 2009	477,492,057	$477	$1,811,298	—	$2,662	$(1,699,648)	$114,789

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2009	2008	2007
	(In thousands)

Operating activities
Net loss	$(254,808)	$(74,558)	$(48,908)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,490	25,377	25,047
Stock-based compensation expense	14,978	11,564	11,822
Acquired in-process research and development	10,500	—	5,770
Amortization of beneficial conversion feature of convertible notes	1,817	4,943	4,791
Amortization of purchased technology and finite lived intangibles	2,687	1,749	1,814
Impairment of goodwill and intangible assets	238,507	40,106	—
Impairment of acquired developed technology	1,248	—	—
Amortization of acquired developed technology	6,038	6,501	6,002
Amortization of discount on restricted securities	—	(11)	(92)
Loss (gain) on sales of equipment	996	(516)	1,214
Other than temporary decline in fair market value of equity security	1,920	—	—
Gain on sale of minority investment	—	—	(1,198)
Loss on convertible debt exchange	—	238	31,606
Gain on repurchase of convertible debt	(3,838)	—	—
Loss on sale of product line	919	—	—
Loss (gain) on remeasurement of derivative liability	(1,135)	1,135	—
Share of losses of equity investee	—	—	237
Loss on sale of equity investment	12	15	—
Changes in operating assets and liabilities:
Accounts receivable	(33,399)	8,891	2,449
Inventories	459	(1,159)	(17,364)
Other assets	922	(5,496)	(333)
Deferred income taxes	(7,277)	1,756	2,176
Accounts payable	4,396	1,432	3,227
Accrued compensation	(4,611)	3,847	(737)
Other accrued liabilities	(9,759)	9,021	113
Deferred revenue	(680)	(214)	1,375

Net cash provided by operating activities	382	34,621	29,011

Investing activities
Purchases of property, equipment and improvements	(23,918)	(27,198)	(22,340)
Purchases of short and long-term investments	(4,125)	(84,236)	(164,796)
Sale/maturity of short and long-term investments	42,567	115,051	153,141
Maturity of restricted securities	—	625	4,951
Acquisition of subsidiaries, net of cash acquired	30,137	521	(10,708)
Proceeds from sale of property and equipment	229	643	512
Proceeds from sale of minority investment	—	—	1,198
Proceeds from sale of equity investment	90	1,569	—
Purchases of minority investments	—	(2,000)	—

Net cash provided by (used in) investing activities	44,980	4,975	(38,042)

Financing activities
Repurchase of convertible notes	(95,956)	(8,224)	—
Repayment of convertible notes related to acquisition	(11,918)	(5,959)	—
Proceeds from term loan and revolving line of credit	20,000	—	—
Repayments of liability related to sale-leaseback of building	(101)	(359)	(296)
Repayments of borrowings under notes	(4,225)	(1,897)	(2,036)
Proceeds from exercise of stock options, warrants and stock purchase plan, net of repurchase of unvested shares	4,525	179	4,108

Net cash provided by (used in) financing activities	(87,675)	(16,260)	1,776

Net increase (decrease) in cash and cash equivalents	(42,313)	23,336	(7,255)
Cash and cash equivalents at beginning of year	79,442	56,106	63,361

Cash and cash equivalents at end of year	$37,129	$79,442	$56,106

Supplemental disclosure of cash flow information
Cash paid for interest	$6,776	$9,190	$9,514
Cash paid for taxes	$1,100	$182	$659
Supplemental schedule of non-cash investing and financing activities
Issuance of convertible promissory note on acquisition of subsidiary	$—	$—	$16,950

Issuance of common stock in connection with acquisitions	$242,821	$—	$—

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Description of Business

Finisar Corporation (the “Company”) is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, and metropolitan area networks, or MANs, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances from meters up to 200 kilometers. The Company also provides products for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. The Company’s manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company sells its optical subsystem and component products to manufacturers of storage and networking equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs.

The Company also provides network performance test systems through its Network Tools Division primarily to leading storage equipment manufacturers such as Brocade, EMC, Emulex, Hewlett-Packard Company and Qlogic for testing and validating equipment designs.

Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.

The consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Periods

The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period. The first three quarters of fiscal 2009 ended on August 3, 2008, November 2, 2009 and February 1, 2009, respectively. The first three quarters of fiscal 2008 ended on July 29, 2007, October 28, 2007, and January 27, 2008. The first three quarters of fiscal 2007 ended on July 30, 2006, October 29, 2006, and January 28, 2007.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item is delivered.

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

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 13”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in two segments consisting of optical subsystems and components and network performance test systems.

Concentrations of Credit Risk

Financial instruments which potentially subject Finisar to concentrations of credit risk include cash, cash equivalents, short-term, long-term investments and accounts receivable. Finisar places its cash, cash equivalents and short-term, long-term and restricted investments with high-credit quality financial institutions. Such investments are generally in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, Finisar does not require collateral or other security to support customer receivables. Finisar performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have been within management’s expectations. The Company’s five largest customers represented 46.0% and 44.0% of total accounts receivable at April 30, 2009 and 2008. As of April 30, 2009, two customers accounted for 14% and 12%, respectively, of total accounts receivable. One customer accounted for 23.0% of total accounts receivable at April 30, 2008.

Current Vulnerabilities Due to Certain Concentrations

Finisar sells products primarily to customers located in North America. During fiscal 2009, 2008 and 2007, sales of optical subsystems and components to Cisco Systems represented 16.2%, 20.6% and 20.8%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in any of these fiscal years.

Included in the Company’s consolidated balance sheet at April 30, 2009, are the net assets of the Company’s manufacturing operations, substantially all of which are located at its overseas manufacturing facilities and which total approximately to $68.2 million.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs during fiscal 2009, 2008 and 2007 were $31,000, $32,000 and $75,000, respectively.

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

Fair Value Accounting

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year commencing after November 15, 2007. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations as of April 30, 2009 and for fiscal 2009. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.

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

The Company adopted the effective portions of SFAS 157 on May 1, 2008. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2 (“FSP 157-1 and “FAP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. In October 2008, the FASB issued FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides guidance on the key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

For disclosure purposes, the Company is required to measure the fair value of outstanding debt on a recurring basis. Long-term debt is reported at amortized cost in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. As of April 30, 2009 and 2008, based on quoted market prices (Level 1), the fair value of the Company’s convertible subordinated debt was approximately $78.1 million and $200.7 million, respectively. See Note 11, “Convertible Debt”.

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

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of April 30, 2009.

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

Property, Equipment and Improvements

Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, plant, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years, except for buildings which are depreciated over 25 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to seven years. The amortization of goodwill ceased with the adoption of SFAS No. 142, Goodwill and Other Intangibles, beginning in the first quarter of fiscal 2003. Intangible assets with finite lives are amortized over their estimated useful lives. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.

Accounting for the Impairment of Long-Lived Assets

The Company periodically evaluates whether changes have occurred to long-lived assets that would require revision of the remaining estimated useful life of the property, improvements and finite-lived intangible assets or render them not recoverable. If such circumstances arise, the Company uses an estimate of the undiscounted value of expected future operating cash flows to determine whether the long-lived assets are impaired. If the aggregate undiscounted cash flows are less than the carrying amount of the assets, the resulting impairment charge to be recorded is calculated based on the excess of the carrying value of the assets over the fair value of such assets, with the fair value determined based on an estimate of discounted future cash flows.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under SFAS 123R. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended April 30, 2009, 2008 and 2007 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of basic and diluted net loss per share because they are anti-dilutive (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Employee stock options	5,541	10,269	16,229
Conversion of convertible subordinated notes	13,495	31,657	34,520
Conversion of convertible notes	—	8,932	4,705
Warrants assumed in acquisition	304	21	469

	19,340	50,879	55,923

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

The components of comprehensive loss for the fiscal years ended April 30, 2009, 2008 and 2007 were as follows (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Net loss	$(254,808)	$(76,434)	$(45,399)
Foreign currency translation adjustment	(9,386)	5,976	3,819
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	(925)	(4,165)	5,645

Comprehensive loss	$(265,119)	$(74,623)	$(35,935)

Included in the determination of net loss was a loss of $0.7 million and gains on foreign currency transactions of $0.1 million and $0.3 million for the fiscal years ended April 30, 2009, April 30, 2008 and 2007, respectively.

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,
	2009	2008

Net unrealized gains/(losses) on available-for-sale securities	$(21)	$904
Cumulative translation adjustment	2,683	12,069

Accumulated other comprehensive income	$2,662	$12,973

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Also, the Company’s current effective tax rate assumes that United States income taxes are not provided for the undistributed earnings of non-United States subsidiaries. The Company intends to indefinitely reinvest the earnings of all foreign corporate subsidiaries accumulated in fiscal 2009 and subsequent years.

Effective May 1, 2007, the Company adopted FIN 48. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. See Note 19 — “Income Taxes.”

Pending Adoption of New Accounting Standards

In June 2009, the FASB issued SFAS. 166, Accounting for Transfers of Financial Assets (“SFAS 140”), an amendment of SFAS. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events “(SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the Company beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. The impact of SFAS 165 will depend upon the nature of subsequent events that occur after the effective date.

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS 157. FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures. All of the aforementioned FSPs are effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with the first quarter of fiscal 2010. The Company does not expect the adoption of these FSPs will have a material impact on its results of operations, financial position or its financial statement disclosures as applicable.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will be effective for interim or annual periods ending on or after September 15, 2009 and will be effective for the Company beginning in the second quarter of fiscal 2010. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2010. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The impact of FSP 142-3 will depend upon the nature, terms, and size of any acquisitions the Company may consummate after the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in fiscal 2010. The Company is currently assessing the impact of this standard on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with SFAS 141R. The Company expects FAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations and Asset Acquisitions

Acquisition of Optium

On August 29, 2008, the Company consummated the combination with Optium, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of the Company. The Company’s management and board of directors believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, management expects to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. The Company has accounted for the combination using the purchase method of accounting and as a result has included the operating results of Optium in its consolidated financial results since the August 29, 2008 consummation date. The Optium results are included in the Company’s optical subsystems and components segment. The following table summarizes the components of the total preliminary purchase price (in thousands):

Fair value of Finisar common stock issued	$242,821
Fair value of vested Optium stock options and warrants assumed	8,561
Direct transaction costs	2,431

Total preliminary purchase price	$253,813

At the closing of the merger, the Company issued 160,808,659 shares of its common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $1.51 per share. There were approximately 17,202,600 shares of the Company’s common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards that the Company assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 6.262 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.

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

In the fourth quarter of fiscal 2009, the valuation of the vested options assumed was completed and an adjustment of $425,000 was made to the preliminary purchase price for the increase in the fair market value of the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vested options assumed as compared to the initial valuation. The following table summarizes the components of the total preliminary purchase price after this adjustment (in thousands):

Fair value of Finisar common stock issued	$242,821
Fair value of vested Optium stock options and warrants assumed	8,986
Direct transaction costs	2,431

Total preliminary purchase price	$254,238

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

As noted above the valuation of the vested options assumed in the combination was completed in the fourth quarter of fiscal 2009, and an adjustment of $425,000 was made to the preliminary purchase price to reflect an increase in the value of the assumed options.

The total purchase price has been preliminarily allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$31,825
Other current assets	64,234
Fixed assets	19,129
Other non-current assets	1,498
Accounts payable and accrued liabilities	(47,340)
Other liabilities	(973)

Net tangible assets	68,373
Identifiable intangible assets	25,100
In-process research and development	10,500
Goodwill	150,265

Total preliminary purchase price allocation	$254,238

The Company’s allocation of the purchase price is based upon preliminary estimates and assumptions with respect to fair value. These estimates and assumptions could change significantly during the purchase price allocation period, which is up to one year from the acquisition date. Any change could result in material variances between the Company’s future financial results and the amounts presented in these consolidated financial statements.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by both Finisar and Optium management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 30%. This discount rate was determined after consideration for the Company’s rate of return on debt capital and equity and the weighted average return on invested capital. The amounts assigned to developed technology, customer relationships, and trademarks were $12.1 million, $11.9 million and $1.1 million, respectively. The Company expects to amortize developed technology, customer relationships, and trademarks on a straight-line basis over their weighted average expected useful lives of 10, 5, and 1 years, respectively. Developed technology is amortized into cost of sales while customer relationships and trademarks are amortized into operating expenses.

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

The unaudited pro forma financial information for fiscal 2009 combines the historical results of the Company for fiscal 2009 with the historical results of Optium for one month ended August 29, 2008 and the three months ended August 2, 2008. The unaudited pro forma financial information for fiscal 2008 combines the historical results of the Company for fiscal 2008 with the historical results of Optium for twelve months ended April 30, 2008.

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets and depreciation on acquired property and equipment (unaudited; in thousands, except per share information):

	Fiscal Year Ended April 30,
	2009	2008

Net revenue	$593,229	$587,206
Net loss	$(264,607)	$(79,676)
Net loss per share — basic and diluted	$(0.63)	$(0.19)

Acquisition of AZNA LLC

On March 26, 2007, the Company completed the acquisition of AZNA LLC (“AZNA”), a privately-held company located in Wilmington, Massachusetts for $19.7 million. Under the terms of the agreement, Finisar acquired all outstanding securities of AZNA in exchange for the issuance of convertible promissory notes in the aggregate principal amount of $17.0 million and cash payments of $2.7 million. One of the notes issued, for $1.4 million, and a portion of the cash paid, $1.5 million, were placed in escrow for one year following the closing

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date to satisfy indemnification provisions of the purchase agreement. In addition, the Company paid additional cash consideration of $1.8 million to certain of AZNA’s equity interest holders contingent upon their continued employment with the Company for a 12 -month period subsequent to the closing date. This additional consideration was recorded as compensation expense. The acquisition was intended to broaden the Company’s product offering and increase its competitive advantage in cost, reach and capabilities in telecommunications applications. AZNA designs and develops photonic components and subsystems for the communications and instrumentation industries. Its proprietary technology, chirp managed lasers (“CMLs”), manage the inherent chirp associated with the direct modulation of these lasers by integrating a standard DFB laser chip with a passive optical spectrum reshaper filter to achieve longer reach and more dispersion tolerance. AZNA’s products enable telecommunications equipment manufacturers to provide longer reach optical transmitter solutions at lower cost, better performance and less complexity compared to those based on external modulators. The results of operations of AZNA (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.

Acquisition of Kodeos Communications, Inc.

On April 11, 2007, the Company completed the acquisition of Kodeos Communications, Inc. (“Kodeos”), a privately-held company located in South Plainfield, New Jersey for a cash payment of $7.4 million, with additional consideration of up to $3.5 million in cash to be paid to certain Kodeos’ shareholders and employees, contingent upon reaching certain technical and financial performance milestones during the period from the closing date to December 31, 2007. None of the technical or financial performance milestones were achieved, and no additional consideration was paid. The Company expects to extend its technology’s capabilities in datacom and telecommunications applications with Kodeos’ Maximum Likelihood Sequence Estimator (“MSLE”) technology. The MLSE is used on the receiver side of the optical link and increases the distortion tolerance, transmission distance and performance of a 300-pin transponder. The results of operations of Kodeos (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired were included in the optical subsystems and components segment of the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2007.

Acquisition Summary

The following is a summary of business combinations made by the Company during the three-year period ended April 30, 2009. All of the business combinations were included in the Optical subsystems and components segment of the Company’s consolidated financial statements and were accounted for under the purchase method of accounting:

Entity Name	Description of Business	Acquisition Date

Fiscal 2009
Optium Inc	Optical components	August 29, 2008
Fiscal 2007
AZNA	Optical components	March 26, 2007
Kodeos	Optical components	April 11, 2007

The following is a summary of the consideration paid by the Company for each of these business combinations. For transactions in which shares of Finisar common stock were issued at closing, the value of the shares was determined in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, using the average closing price of Finisar common stock for the five day period ending two days after the announcement of the transaction.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Fair Value
				of Vested
				Stock
		Number and		Options and
		Type of	Convertible	Warrants	Cash Including	Total
Entity Name	Stock Value	Shares(1)	Note	Assumed	Acquisition Costs	Consideration
	$(000)		(000) $		$(000)	$(000)

Fiscal 2009
Optium	$242,821	160,808,659		$8,986	$2,431	$254,238
Fiscal 2007
AZNA	$—	—	$16,950		$3,006	$19,956
Kodeos	—	—	—		7,592	7,592

(1)	Shares of common stock.

The following is a summary of the initial purchase price allocation for each of the Company’s business combinations and asset acquisitions (in thousands):

		Intangible Assets Acquired
	Net		In-process
	Tangible	Developed	Research &	Customer
Entity Name	Assets	Technology	Development	Base	Tradename	Goodwill	Total

Fiscal 2009
Optium	$68,373	$12,100	$10,500	$11,900	$1,100	$150,265	$254,238
Fiscal 2007
AZNA	$4,573	$7,300	$4,200	$2,856	$72	$955	$19,956
Kodeos	$130	$2,080	$1,570	$350	—	$3,462	$7,592

The amounts allocated to current technology were determined based on discounted cash flows which result from the expected sale of products that were being manufactured and sold at the time of the acquisition over their expected useful life. The amounts allocated to IPR&D were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Goodwill represents the excess of purchase consideration over the fair value of the assets, including identifiable intangible assets, net of the fair value of liabilities assumed. Intangible assets related to the acquisitions, excluding goodwill, are amortized to expense on a straight-line basis over their estimated useful lives ranging from three to five years. For income tax purposes, intangible assets including goodwill related to the asset acquisitions are amortized to expense on a straight-line basis, generally over 15 years.

The consolidated statements of operations of Finisar presented throughout this report include the operating results of the acquired companies from the date of each respective acquisition.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets Including Goodwill

Goodwill

The following table reflects changes in the carrying amount of goodwill by reporting unit (in thousands):

		Network
	Optical Subsystems	Performance	Consolidated
	and Components	Test Systems	Total

Balance at April 30, 2006	$84,426	$40,106	$124,532

Addition related to acquisition of subsidiary	4,417	—	4,417

Balance at April 30, 2007	$88,843	$40,106	$128,949

Reduction related to acquisition of subsidiary	(601)	—	(601)
Impairment of goodwill	—	(40,106)	(40,106)

Balance at April 30, 2008	$88,242	$—	$88,242

Addition related to acquisition of subsidiary	150,265	—	150,265
Impairment of goodwill	(238,507)	—	(238,507)

Balance at April 30, 2009	—	—	—

During fiscal 2007, the Company recorded goodwill of $4.4 million in the optical subsystems and components reporting unit related to the acquisitions of AZNA and Kodeos. As of the first day of the fourth quarters of fiscal 2007, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment charge was required.

During fiscal 2008, the Company recorded a $601,000 reduction of goodwill in the optical subsystems and components reporting unit due primarily to claims for indemnification related to the Kodeos acquisition. The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. The assessment was completed in late June 2008, in connection with the closing of the 2008 fiscal year and concluded that the carrying value of the network performance test systems reporting unit exceeded its fair value. This conclusion was based, among other things, on the assumed disposition of the Company’s NetWisdom product line, which had been planned at the beginning of the fourth quarter. Accordingly, in late June 2008, the Company performed an additional analysis, as required by SFAS 142, which indicated that an impairment loss was probable because the implied fair value of goodwill related to its network performance test systems reporting unit was zero. As a result, the Company recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008. The Company completed its determination of the implied fair value of the affected goodwill during the first quarter of fiscal 2009, which did not result in a revision of the estimated charge.

On May 16, 2008, the Company entered into an agreement to combine with Optium Corporation through the merger of Optium with a wholly-owned subsidiary of the Company. The number of shares to be exchanged in the transaction was fixed at 6.262 shares of Finisar common stock for each share of Optium common stock. The closing price of Finisar’s common stock on May 16, 2008 was $1.53 while a five-day average used to calculate the consideration paid in the merger was $1.51. The preliminary allocation of the merger consideration resulted in the recognition of an additional $150 million of goodwill which, when combined with the $88 million in goodwill acquired prior to the merger, resulted in a total goodwill balance of approximately $238 million. The actual operating results and outlook for both companies between the date of the definitive agreement and the effective date of the merger had not changed to any significant degree, with both companies separately reporting record revenues for their interim quarters.

Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

While finalizing its impairment analysis during the third quarter of fiscal 2009, the Company concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $0.51 at the end of the quarter and a further decrease in internal expectations for near term revenues. For purposes of this analysis, the Company’s estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of its quarterly report on Form 10-Q for the third quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded an additional $46.5 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the third quarter of fiscal 2009.

As of the first day of the fourth quarter of fiscal 2009, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that the remaining balance of goodwill of $13.8 million was impaired and accordingly recognized an additional impairment charge of $13.8 million in the fourth quarter of fiscal 2009.

During fiscal 2009, we recorded $238.5 million in goodwill impairment charges. At April 30, 2009 the carrying value of goodwill was zero.

Intangible Assets

The following table reflects intangible assets subject to amortization as of April 30, 2009 and April 30, 2008 (in thousands):

	April 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$121,866	$(105,203)	$16,663
Purchased trade name	4,797	(4,187)	610
Purchased customer relationships	18,864	(5,158)	13,706

Totals	$145,527	$(114,548)	$30,979

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$111,846	$(99,996)	$11,850
Purchased trade name	3,697	(3,345)	352
Purchased customer relationships	6,964	(3,417)	3,547

Totals	$122,507	$(106,758)	$15,749

The amortization expense on these intangible assets for fiscal 2009 was $8.7 million compared to $8.3 million for fiscal 2008 and $7.9 million for fiscal 2007.

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

During the fourth quarter of fiscal 2009, the Company determined that the net carrying value of technology acquired from Kodeos had been impaired and had a fair value of zero. Accordingly, an impairment charge of $1.2 million was recorded against the remaining net book value of these assets in the optics reporting unit during the fourth quarter of fiscal 2009.

Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount

2010	$7,371
2011	6,522
2012	5,448
2013	10,831
2014 and beyond	807

total	$30,979

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

Available-for-sale Securities

The following table presents the summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets for	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Cash equivalents and available-for-sale investments:
Money market funds	$25	$—	$—	$25
Mortgage-backed debt	—	92	—	92

Total cash equivalents and available-for-sale investments	$25	$92	$—	117

Cash				37,104

Total cash, cash equivalents, and available-for-sale investments				$37,221

Reported as:
Cash and cash equivalents				$37,129
Short-term available-for-sale investments				92
Long-term available-for-sale investments				—

Total cash, cash equivalents, and available-for-sale investments				$37,221

Gross unrealized gains and losses on available-for-sale investments were not material at April 30, 2009.

The following table presents a summary of the Company’s available-for-sale investments as of April 30, 2008 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
Investment Type	Cost	Gain	Loss	Value

As of April 30, 2008
Money market funds	$65,551	$—	$—	$65,551
Corporate	30,358	68	(44)	30,382
Government agency	4,250	104	—	4,354
Corporate equity securities	2,022	779	—	2,801
Mortgage-backed	2,280	11	(14)	2,277

Total investments	$104,461	$962	$(58)	$105,365

Reported as:
Cash equivalents	$65,552	$—	$—	$65,552
Short-term investments	29,734	873	(30)	30,577
Long-term investments	9,175	89	(28)	9,236

Total	$104,461	$962	$(58)	$105,365

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company monitors its investment portfolio for impairment on a periodic basis in accordance with FASB Staff Position (FSP) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The decline in value of these investments, shown in the table above as “Gross Unrealized Losses,” is primarily related to changes in interest rates and is considered to be temporary in nature. The number of investments that have been in a continuous unrealized loss position for more than twelve months is not material.

The gross realized gains and losses for fiscal 2009, and 2008 were immaterial. Realized gains and losses were calculated based on the specific identification method.

The following is a summary of the Company’s available-for-sale investments by contractual maturity (in thousands):

	April 30,
	2009		2008
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

Mature in less than one year	$113	$92	$60,484	$60,543
Mature in one to five years	—	—	8,175	8,243
Mature in various dates	—	—	2,280	2,278

	$113	$92	$70,939	$71,064

Sale of an Available-for-sale Equity Security

During fiscal 2007, the Company’s ownership percentage in an equity method investee decreased below 20%. Additionally, the investee became a publicly traded company. The Company classified this investment as available-for-sale securities in accordance with SFAS 115.

During fiscal 2008, the Company disposed of 2.9 million shares of the stock held by the Company as a result of this investment, through open market sales and a privately negotiated transaction with a third party and recognized a loss of approximately $848,000. During fiscal 2008, the Company also granted an option to a third party to acquire the remaining 3.8 million shares held by the Company. The Company determined that this option should be accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. As of April 30, 2008, the Company had recorded a current liability of $1.1 million related to the fair value of this option. As of April 30, 2008 the fair market value of the 3.8 million shares underlying the options was $2.8 million, which was included in short-term available-for-sale investments. As of April 30, 2008, the related unrealized gain of $779,000 was included in accumulated other comprehensive income, respectively.

During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the first quarter and also recorded a $700,000 loss as the Company determined that the carrying value of these shares was other than temporarily impaired.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of fiscal 2009, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000 and classified the remaining 3.5 million shares as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of November 2, 2008, the Company determined that the full carrying value of these shares was other-than-temporarily impaired and recorded a loss of $1.2 million during the second quarter of fiscal 2009 in accordance with FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

6.	Minority Investments

Cost Method Investments

Included in minority investments at April 30, 2009 is $14.3 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. At April 30, 2008, the value of these minority investments was $13.3 million. The $1 million increase was due the conversion of a convertible note of one of these companies, plus accrued interest, into preferred stock of that company which occurred in the first quarter of fiscal 2009.

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

During fiscal 2009, 2008 and 2007, the Company did not record any charges for impairments in the value of these minority investments.

The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested. At the time the Company made its investments, in most cases the companies had not completed development of their products and the Company did not enter into any significant supply agreements with any of the companies in which it invested. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders.

Gain on Sale of a Minority Investment

In November 2005, the Company sold its equity interest in Sensors Unlimited, Inc. and received cash payments from Goodrich Corporation totaling $11.0 million related to the sale. The Company had not valued this interest for accounting purposes. Accordingly, the Company recorded a gain of $11.0 million related to this transaction in the third quarter of fiscal 2006 and classified this amount as other income (expense), net on the consolidated statement of operations.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Inventories

Inventories consist of the following (in thousands):

	April 30,
	2009	2008

Raw materials	$37,590	$19,540
Work-in-process	36,871	30,424
Finished goods	37,839	32,590

Total inventory	$112,300	$82,554

In fiscal 2009, the Company recorded charges of $15.4 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $8.6 million, resulting in a net charge to cost of revenues of $6.8 million. In fiscal 2008, the Company recorded charges of $14.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $6.0 million, resulting in a net charge to cost of revenues of $8.1 million. In fiscal 2007, the Company recorded charges of $12.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $4.1 million, resulting in a net charge to cost of revenues of $8.0 million.

8.	Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2009	2008

Land	$—	$9,747
Building	7,416	12,019
Computer equipment	38,888	40,255
Office equipment, furniture and fixtures	3,926	3,383
Machinery and equipment	158,123	158,983
Leasehold improvements	17,830	14,302
Construction-in-process	445	2,941

Total	226,628	241,630
Accumulated depreciation and amortization	(142,588)	(151,783)

Property, equipment and improvements (net)	$84,040	$89,847

9.	Sale-leaseback and Impairment of Tangible Assets

During the quarter ended January 31, 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the quarter ended April 30, 2005 as a financing transaction under which the sale would not be recorded until the option expired or was otherwise terminated.

During the first quarter of fiscal 2009, the Company amended the sale-leaseback agreement with the landlord to immediately terminate the Company’s option to acquire the leased properties. Accordingly, the Company finalized the sale of the property by disposing of the remaining net book value of the facility and the corresponding

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the land resulting in a loss on disposal of approximately $12.2 million. This loss was offset by an $11.9 million reduction in the carrying value of the financing liability and other related accounts, resulting in the recognition of a net loss on the sale of this property of approximately $343,000 during the first quarter. As of August 3, 2008, the carrying value of the property and the financing liability had been reduced to zero.

10.	Other accrued liabilities

Accrued liabilities consist of the following (in thousands):

	April 30,
	2009	2008

Warranty accrual (Note 23)	$6,613	$2,132
Other liabilities	24,100	21,265

Total	$30,713	$23,397

11.	Convertible Debt

The Company’s convertible subordinated and senior subordinated notes as of April 30, 2009 and 2008 are summarized as follows (in thousands):

		Interest	Due in
Description	Amount	Rate	Fiscal Year

As of April 30, 2009
Convertible subordinated notes due 2010	$50,000	2.50%	2011
Convertible senior subordinated notes due 2010	92,000	2.50%	2011

	$142,000

As of April 30, 2008
Convertible subordinated notes due 2008	$92,026	5.25%	2009
Convertible subordinated notes due 2010	50,000	2.50%	2011
Convertible senior subordinated notes due 2010	100,000	2.50%	2011

	$242,026

As of April 30, 2009 and 2008, the fair value of the Company’s convertible subordinated and convertible senior subordinated notes based on quoted market prices was approximately $78.1 million and $200.7 million, respectively.

Convertible Subordinated Notes Due 2008

On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes was 5 1/4% per annum on the principal amount, payable semiannually on April 15 and October 15. The notes were convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $5.52 per share, which is equal to a conversion rate of approximately 181.159 shares per $1,000 principal amount of notes.

Because the market value of the Company’s common stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount was amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2009, 2008 and 2007, the Company recorded interest expense amortization of $1.8 million, $4.9 million and $4.8 million, respectively.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unamortized debt issuance costs associated with these notes were $0 and $225,000 at April 30, 2009 and 2008, respectively. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs were $225,000 for the year ended April 30, 2009, $566,000 for the year ended April 30, 2008 and $542,000 for the year ended April 30, 2007.

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

At issuance of the notes the Company purchased and pledged to a collateral agent, as security for the exclusive benefit of the holders of the notes, approximately $14.4 million of U.S. government securities, which was sufficient upon receipt of scheduled principal and interest payments thereon, to provide for the payment in full of the first eight scheduled interest payments due on the notes. At April 30, 2008 and 2007, approximately $0 and $625,000, respectively, of cash and U.S. government securities remained pledged as security for the note holders.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2 1/2% convertible notes due 2010 for a new series of notes described below. The exchange primarily resulted in the elimination the single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. In accordance with the provisions of Emerging Issues Task Force (“EITF”) 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), and EITF 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-07”), the exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, the Company recorded a non-cash loss on debt extinguishment of $31.6 million during the second quarter of fiscal 2007 which included $1.9 million of unamortized debt issuance costs related to the $100 million of the notes that were exchanged. The remaining $50 million in outstanding principal amount of the original notes were not modified, and had been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes, and the put option terminated. Accordingly, the Company reclassified the $50 million in principal amount to long-term liabilities.

Unamortized debt issuance costs associated with these notes were $341,350 and $575,000 at April 30, 2009 and 2008, respectively. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs were $234,000 in fiscal 2009, $234,000 in fiscal 2008 and $468,000 in fiscal 2007.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). The Company will not receive any of the proceeds from the sale by any selling security holders of the New Notes or the underlying common stock. If the Company does not comply with these registration obligations, the Company is required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. As of April 30, 2009 and April 30, 2008, the Company had not complied with these registration requirements. Accordingly, it had accrued a liability of approximately $830,822 and $609,000 for liquidated damages, respectively.

The Company considered the embedded derivative in the New Notes, that is, the conversion feature, and concluded that it is indexed to the Company’s common stock and would be classified as equity under EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.

The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of EITF 00-19 and related guidance, and concluded that they need not be accounted for separately from the debt.

During fiscal 2007, the Company incurred fees of approximately $2 million related to the exchange transactions which were capitalized and will be amortized over the life of the New Notes.

During the third quarter of fiscal 2009, the Company purchased $8.0 million in principal amount plus $41,000 of accrued interest of the New notes for approximately $3.9 million in cash. In connection with the purchase, the Company recorded a gain of approximately $3.8 million.

Unamortized debt issuance costs associated with the New Notes were $700,000 and $1.2 million at April 30, 2009 and 2008, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Amortization of prepaid loan costs were $481,000 in each of the years ended April 30, 2009 and 2008 and $240,000 in fiscal 2007.

Convertible Note — Acquisition of AZNA LLC

On March 26, 2007, the Company completed the acquisition of AZNA LLC, a privately-held optical subsystems and components company, in exchange for the issuance of two promissory notes to the majority holder of AZNA’s equity interest. The promissory notes, as originally issued, had an aggregate principal amount of approximately $17.0 million and an interest rate of 5.0% and were payable on March 26, 2008. The notes were payable, at the Company’s option, in cash or shares of Finisar common stock, with the value of such shares to be based on the trading price of the stock at the time the shares were registered for re-sale pursuant to the Securities Act of 1933, as amended. The exact number of shares of Finisar common stock to be issued pursuant to the convertible promissory notes was dependent on the trading price of Finisar’s common stock on the dates of conversion of the notes, but could not exceed in the aggregate 9.99% of either the total shares outstanding or voting power outstanding

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company as of the date of the notes. The Company was obligated to repay the notes in cash if the registration of the underlying shares was delayed more than 12 months after the closing.

On March 21, 2008, the Company amended one of the two original convertible promissory notes. The amended promissory note was in the principal amount of $16.5 million, which included the original principal amount of $15.6 million and accrued interest under the original note from its issue date, and was payable in three installments, together with interest from the date of the amended note at the rate of 12% per annum. The first installment of $4.5 million was paid in cash on March 26, 2008. The second installment of $6.2 million was paid in cash on May 22, 2008, and the final installment of $11.9 million was paid in cash during the first quarter of fiscal 2009. The amendment to the note qualified for modification accounting under the applicable accounting guidance and, accordingly, no adjustment to the carrying value of the note was recorded and the impact of the revised interest rate was recorded prospectively as incurred.

The second promissory note issued in the AZNA transaction, in the principal amount of $1.4 million, was paid in cash on March 26, 2008.

12.	Long-term debt

In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. The Company’s bank issued an irrevocable transferable standby letter of credit in the amount of $9.9 million for the benefit of the lender under the letter of credit facility described in Note 14. The agreement allows for periodic reductions of the amount required under the irrevocable transferable standby letter of credit at the discretion of the lender. At April 30, 2008, the remaining principal balance outstanding under this note was $5.6 million and the amount of the letter of credit securing this loan was $6.0 million. In fiscal 2009, the Company amended the note and security agreement to remove the requirement of a transferable standby letter of credit for the benefit of the lender. At April 30, 2009, the remaining principal balance outstanding under this note was $3.7 million. As of April 30, 2009, the Company recorded $2.1 million of this debt, as “Current portion of long-term debt” and recorded the remaining $1.6 million as “Long-term debt, net of current portion” on the consolidated balance sheet. As of April 30, 2008, the Company recorded $2.0 million of this debt, as “Current portion of long-term debt” and recorded the remaining $3.6 million as “Long-term debt, net of current portion”.

In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of April 30, 2009. At April 30, 2009, the principal balance outstanding under these loans was $17.7 million. As of April 30, 2009, the Company recorded $4.0 million of this debt, as “Current portion of long-term debt” and recorded the remaining $13.7 million as “Long-term debt, net of current portion” on the consolidated balance sheet.

13.	Revolving Line of Credit Agreement

On March 14, 2008, the Company entered into a revolving line of credit agreement with Silicon Valley Bank which was amended on April 30, 2009. The amended credit facility allows for advances in the aggregate amount of $45 million subject to certain restrictions and limitations. Borrowings under this line are collateralized by substantially all of the Company’s assets except its intellectual property rights and bear interest, at the Company’s option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3%. The maturity date is July 15, 2010. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month. The Company’s borrowing availability under this line currently is restricted

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $25 million, based upon the unrestricted cash covenant. The Company was not in compliance with the adjusted quick ratio covenant at November 30, 2008 or December 31, 2008 and received a waiver from the bank for such noncompliance. The Company was in compliance with all covenants associated with this facility as of April 30, 2009. There were no outstanding borrowings under this revolving line of credit at April 30, 2009.

14.	Letter of Credit Reimbursement Agreement

In April 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank. Several amendments were made to the agreement subsequently. The last amendment was on April 30, 2009. Under the terms of the amended agreement, Silicon Valley Bank will provide to the Company, through October 24, 2009, a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured but includes a negative pledge that requires that the Company will not create a security interest in any of its assets in favor of a subsequent creditor without the approval of Silicon Valley Bank. Outstanding letters of credit secured under this agreement at April 30, 2009 and April 30, 2008 totaled to $3.4 million and $9.4 million, respectively.

15.	Non-recourse Accounts Receivable Purchase Agreement

On October 28, 2004, the Company entered into an amended non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Several amendments were made to the agreement subsequently. The last amendment was on October 28, 2008. Under the terms of the amended agreement, the Company may sell to Silicon Valley Bank, through October 24, 2009, up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice.

During fiscal 2009, 2008 and 2007, the Company sold receivables totaling $37.7 million, $22.2 million and $14.7 million, respectively, under this facility.

16.	Commitments

The Company’s future commitments at April 30, 2009 included minimum payments under non-cancelable operating lease agreements and non-cancelable purchase obligations as follows (in thousands):

		Payments Due in the Fiscal Year Ended April 30,
	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases	$50,381	$7,959	$6,651	$5,187	$4,566	$3,737	$22,281
Purchase obligations	$2,965	$2,965	—	—	—	—	—

Total contractual obligations	$53,346	$10,924	$6,651	$5,187	$4,566	$3,737	$22,281

Rent expense under the non-cancelable operating leases was approximately $6.0 million, $4.0 million and $3.7 million for the years ended April 30, 2009, 2008 and 2007, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $0.7 million, $0.5 million and $0.3 million for the years ended April 30, 2009, 2008 and 2007, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

Purchase obligations consist of standby repurchase obligations and are related to excess materials purchased and held by the Company’s manufacturing subcontractors at their facilities on behalf of the Company to fulfill the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subcontractors’ obligations under the Company’s purchase orders. The Company’s purchase obligations of $3.0 million have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of April 30, 2009.

17.	Stockholders’ Equity

Common Stock and Preferred Stock

As of April 30, 2009, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.

Common stock subject to future issuance as of April 30, 2009 is as follows:

Conversion of convertible notes	13,495,277
Exercise of outstanding options	77,450,473
Vesting of restricted stock awards	11,053,092
Available for grant under stock compensation plans	28,292,066
Reserved for issuance under the employee stock purchase plan	7,039,771

137,330,679

Warrants

In connection with the acquisition of Shomiti Systems, Inc. (“Shomiti”) in fiscal 2001, the Company assumed warrants to purchase stock of Shomiti. Upon completion of the acquisition, these warrants entitled the holders to purchase 10,153 shares of Finisar common stock at an exercise price of $11.49 per share. All of these warrants expired during fiscal 2008.

In connection with the acquisition of Genoa Corporation (“Genoa”) in fiscal 2003, the Company both assumed outstanding warrants to purchase stock of Genoa and issued new warrants to purchase Finisar common stock as a part of the consideration paid to Genoa’s equity holders. The assumed warrants entitled the holders to purchase an aggregate of 29,766 shares of Finisar common stock at an exercise price of $15.25 per share and expired at various dates through 2008. None of the assumed warrants were exercised. During fiscal 2008, warrants to purchase an aggregate of 8,365 shares of common stock expired, and the remaining assumed warrants to purchase an aggregate of 21,401 shares expired during fiscal 2009. The new warrants issued by the Company to Genoa’s equity holders entitled the holders to purchase an aggregate of 999,835 shares of Finisar common stock at an exercise price of $1.00 per share. During fiscal 2008, 2007 and 2006, warrants to purchase 79,987, 2,011 and 471,627 shares of Finisar common stock were exercised, respectively. The remaining warrants expired on April 3, 2008.

Preferred Stock

The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2009 and 2008, no shares of the Company’s preferred stock were issued and outstanding.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. No shares were issued under the Purchase Plan during fiscal 2008. During fiscal 2009 and fiscal 2007, the Company issued 5,020,326 shares and 860,025 shares under the Purchase Plan, respectively. At April 30, 2009, 7,039,771 shares were available for issuance under the Purchase Plan.

Employee Stock Option Plans

In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 30, 2009 and 2008, no shares were subject to repurchase.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under the Company’s employee stock option plans is as follows:

		Options Outstanding
			Weighted-	Weighted-Average
	Shares		Average	Remaining	Aggregate
	Available	Number of	Exercise	Contractual	Intrinsic
Options for Common Stock	for Grant	Shares	Price	Term	Value(1)
				(In years)	($000’s)

Balance at April 30, 2006	20,067,862	41,849,962	$2.34

Increase in authorized shares	15,275,605		—
Options granted	(8,974,558)	8,974,558	$3.44
Options exercised		(2,259,152)	$1.61
Options canceled	2,446,253	(2,446,253)	$2.48

Balance at April 30, 2007	28,815,162	46,119,115	$2.58

Increase in authorized shares	15,431,618		—
Options granted	(23,648,646)	23,648,646	$2.42
RSUs granted	301,197
Options exercised	—	(185,305)	$1.06
Options canceled	16,725,592	(16,725,592)	$2.13

Balance at April 30, 2008	37,022,529	52,856,864	$2.65

Increase in authorized shares	15,441,196
Options assumed on acquisition of Optium		14,951,405	$1.37
Options granted	(23,353,768)	23,353,768	$0.52
RSUs granted	(12,589,690)
Options exercised		(1,471,267)	$0.76
RSUs canceled	(468,498)
Options canceled	12,240,297	(12,240,297)	$2.42

Balance at April 30, 2009	28,292,066	77,450,473	$1.83	7.26	$7,265

(1)	Represents the difference between the exercise price and the value of Finisar common stock at April 30, 2009.

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding(1)	Contractual Life	Price	Exercisable	Price
	(In years)

$ 0.02 — $ 0.34	5,278,206	9.33	$0.16	4,161,290	$0.11
$ 0.38 — $ 0.42	19,164,493	9.58	$0.42	5,311,923	$0.42
$ 0.47 — $ 1.27	10,158,155	6.73	$1.11	7,313,027	$1.09
$ 1.30 — $ 1.76	12,266,570	5.51	$1.60	9,798,132	$1.60
$ 1.77 — $ 2.24	9,988,262	5.37	$1.87	8,580,110	$1.86
$ 2.28 — $ 3.10	10,539,126	7.42	$2.80	5,000,496	$2.82
$ 3.14 — $ 21.56	9,778,062	6.24	$4.90	5,574,124	$5.75
$21.69 — $104.96	277,599	1.35	$22.18	277,599	$22.18

	77,450,473			46,016,701

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 30, 2009 are summarized in the following table:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	($000’s)

Vested and expected-to-vest options	70,190,126	$1.87	7.09	$6,364
Exercisable options	46,016,701	$2.05	6.29	$3,582

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.66 as of April 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2009 was approximately 9.5 million.

Restricted Stock Units

During fiscal 2009 and fiscal 2008, the Company issued 12.6 million and 301,197 RSUs, respectively under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The compensation expense related to these awards of $8.2 million and $0.5 million for fiscal 2009 and fiscal 2008, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized under a straight line method over the awards’ vesting period.

A summary of the changes in RSUs outstanding under the Company’s employee stock plans during fiscal 2009 as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at April 30, 2008	301,197	$1.56
Granted	12,589,690	$0.65
Vested	(1,369,297)	$0.58
Forfeited	(468,498)	$1.04

Nonvested at April 30, 2009	11,053,092	$0.67

The aggregate intrinsic value of RSUs outstanding at April 30, 2009 was $7.3 million.

As of April 30, 2009, the Company had $4.3 million of unrecognized compensation expense, net of estimated forfeitures, related to RSU grants. These expenses are expected to be recognized over a weighted-average period of 16 months. As of April 30, 2009, $2.6 million in compensation expense related to RSUs has been recognized to date.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the fiscal years ended April 30, 2009, 2008 and 2007 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended
	April 30,	April 30,	April 30,
	2009	2008	2007

Cost of revenues	$3,387	$3,091	$3,518
Research and development	6,337	4,377	4,015
Sales and marketing	2,141	2,048	1,910
General and administrative	3,113	2,048	2,380

Total	$14,978	$11,564	$11,823

The total stock-based compensation capitalized as part of inventory was $636,916 and $572,000 as of April 30, 2009 and 2008, respectively.

As of April 30, 2009, total compensation cost related to unvested stock options not yet recognized was $23.0 million which is expected to be recognized over the next 31 months on a weighted-average basis.

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

The fair value of options granted in fiscal 2009, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended April 30,			Year Ended April 30,
	2009	2008	2007	2009	2008	2007

Expected term (in years)	5.26	5.44	5.25	0.75	0.75	0.50
Volatility	79%	86%	98%	102%	57%	69%
Risk-free interest rate	1.96%	4.03%	4.73%	0.45%	3.34%	4.45%
Dividend yield	0%	0%	0%	0%	0%	0%

The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company’s historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock- based awards.

The Company calculated the volatility factor based on the Company’s historical stock prices.

The Company bases the risk-free interest rate used in the Black-Scholes option-pricing model on constant maturity bonds from the Federal Reserve in which the maturity approximates the expected term.

The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date per share fair value of options granted in fiscal 2009, 2008 and 2007 was $0.33, $2.08 and $2.64, respectively. The weighted-average estimated per share fair value of shares granted under the Purchase Plan in fiscal 2009, 2008, and 2007 was $0.21, $0.50 and $0.90, respectively.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded and pro forma stock-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from this estimate, the stock-based compensation expense could be materially different.

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 due to the pendency of an investigation into its historical stock option grant practices, as more fully described in “Note 21. Pending Litigation — Stock Option Derivative Litigation.” As a result, during parts of 2006 and 2007, options vested and held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s filing obligations had been met. The Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with FAS 123R. As a result of this modification, the Company recorded additional stock-based compensation expense of $386,000 during the third quarter of fiscal 2008. As a result of the extension, the fair value of $991,000 related to these stock options had been reclassified to current liabilities subsequent to the modification and is subject to mark-to-market provisions at the end of each reporting period until the earlier of the final settlement or June 30, 2008. The Company recognized a benefit of $650,000 during the fourth quarter of fiscal 2008 as a result of a decrease in the fair value of these options at the end of the reporting period. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Certain Stock Option Restatement Items

Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options due to an investigation into its historical stock option grant practices, as more fully described in “Note 21. Pending Litigation — Stock Option Derivative Litigation.” The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty income tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). During the third quarter of fiscal 2008, the Company recorded a charge of $3.9 million representing the employee income tax liability that has been assumed by the Company related to the option exchange program, which was designed to avoid the adverse consequences of Section 409A.

18.	Employee Benefit Plan

The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.

Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,500 for calendar year 2008 and $16,500 for calendar year 2009. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company suspended contributions to the plan beginning in the fourth quarter of fiscal 2009. The Company’s expenses related to this plan were $1,591,000, $1,523,000 and $1,255,000 for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

19.	Income Taxes

The components of provision for (benefit from) income taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Current:
Federal	$(225)	$—	$157
State	86	157	86
Foreign	1,023	320	392

	884	477	635
Deferred:
Federal	(7,135)	1,491	2,019
State	(711)	265	156

	(7,846)	1,756	2,175

Provision for (benefit from) income taxes	$(6,962)	$2,233	$2,810

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

U.S.	$(278,530)	$(82,149)	$(51,100)
Foreign	16,760	9,824	3,789

	$(261,770)	$(72,325)	$(47,311)

A reconciliation of the income tax provision (benefit) at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2009	2008	2007

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.00)%	(35.00)%	(35.00)%
Stock compensation expense	1.40	3.69	3.61
Loss on debt extinguishment	0.00	0.00	22.00
Goodwill impairment	21.04	16.32	0.00
Non-deductible interest	0.57	3.60	4.56
Valuation allowance	9.62	18.70	11.92
Foreign (income) taxed at different rates	(1.85)	(4.31)	(2.65)
In-process R&D	1.59	0.00	1.16
Other	(0.03)	0.09	0.34

	(2.66)%	3.09%	5.94%

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Deferred tax assets:
Inventory reserve	$9,556	$9,228	$7,387
Accruals and reserves	12,025	12,524	9,272
Tax credits	12,014	9,525	16,633
Net operating loss carryforwards	166,944	147,447	146,060
Gain/loss on investments under equity or cost method	10,981	10,587	11,862
Depreciation and amortization	3,944	4,417	4,699
Purchase accounting for intangible assets	4,161	14,263	11,115
Capital loss carryforward	709	1,005	—
Acquired intangibles	22,524	—	—
Stock compensation	5,753	6,658	10,741

Total deferred tax assets	248,611	215,654	217,769
Valuation allowance	(240,616)	(205,924)	(207,073)

Net deferred tax assets	7,995	9,730	10,696
Deferred tax liabilities:
Goodwill amortization for tax	—	(7,846)	(6,090)
Tax basis difference on convertible debt	(7,995)	(9,638)	(10,696)
Other comprehensive income	—	(92)	—
Depreciation and amortization	—	—	—

Total deferred tax liabilities	(7,995)	(17,576)	(16,786)

Total net deferred tax liabilities	$0	$(7,846)	$(6,090)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to operating losses in previous years, management believes that it is not more likely than not that the deferred tax assets will be realizable in future periods. The Company’s valuation allowance increased/(decreased) from the prior year by approximately $34.7 million, ($1.1) million and ($2.2) million in fiscal years 2009, 2008 and 2007, respectively.

As of April 30, 2009, approximately $16.8 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision

At April 30, 2009, the Company had federal, state and foreign net operating loss carryforwards of approximately $489.0 million, $159.8 million and $13.4 million, respectively, and federal and state tax credit carryforwards of approximately $14.4 million and $10.1 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2010, if not utilized. Utilization of the Company’s U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s manufacturing operations in Malaysia operate under a tax holiday which expires in fiscal 2011. This tax holiday has had no effect on the Company’s net loss and net loss per share in fiscal years 2007, 2008, and 2009 due to a cumulative net operating losses position within the tax holiday period.

As of April 30, 2009 there was no provision for U.S. income taxes for undistributed earnings of the Company’s foreign subsidiaries as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the United States. The Company believes it is not practicable to determine the Company’s tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on May 1, 2007. The amount of gross unrecognized tax benefits as of May 1, 2008 and April 30, 2009 was $11.7 million and $12.5 million, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at May 1, 2007		$9,600
Add:
Additions based on tax positions related to the current year	400
Additions for tax positions of prior years	1,700

Gross unrecognized tax benefits balance at April 30, 2008		$11,700

Gross unrecognized tax benefits balance at May 1, 2008		$11,700
Add:
Additions based on tax positions related to the current year	515
Additions for tax positions of prior years	259

Gross unrecognized tax benefits balance at April 30, 2009		$12,474

Excluding the effects of recorded valuation allowances for deferred tax assets, $10.5 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2009.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At April 30, 2009, there were no accrued interest or penalties related to uncertain tax positions. The Company estimated no interest or penalties for the year ended April 30, 2009.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2003. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company’s Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2004, 2002, and 2004, respectively. The Company’s Israel subsidiary is under audit by Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company anticipates no material tax adjustments.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Segments and Geographic Information

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

Both of the Company’s operating segments and its corporate sales function report to the Chairman of the Board and the Chief Executive Officer. Where appropriate, the Company charges specific costs to these segments where they can be identified and allocates certain manufacturing costs, research and development, sales and marketing and general and administrative costs to these operating segments, primarily on the basis of manpower levels or a percentage of sales. The Company does not allocate income taxes, non-operating income, acquisition related costs, stock compensation, interest income and interest expense to its operating segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about reportable segment revenues and income is as follows (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Revenues:
Optical subsystems and components	$497,058	$401,625	$381,263
Network performance test systems	44,179	38,555	37,285

Total revenues	$541,237	$440,180	$418,548

Depreciation and amortization expense:
Optical subsystems and components	$29,663	$24,479	$24,132
Network performance test systems	827	898	915

Total depreciation and amortization expense	$30,490	$25,377	$25,047

Operating income (loss):
Optical subsystems and components	1,272	(8,569)	14,689
Network performance test systems	3,828	(3,672)	(6,244)

Total operating income (loss)	5,100	(12,241)	8,445
Unallocated amounts:
Amortization of acquired developed technology	(6,039)	(6,501)	(6,002)
Impairment of acquired developed technology	(1,248)	—	—
In-process research and development	(10,500)	—	(5,770)
Amortization of other intangibles	(2,686)	(1,748)	(1,814)
Impairment of goodwill and intangible assets	(238,507)	(40,106)	—
Gain/(loss) on debt extinguishment	3,838	—	(31,606)
Interest income (expense), net	(7,925)	(11,431)	(9,840)
Other non-operating income (expense), net	(3,803)	(298)	(724)

Total unallocated amounts	(266,870)	(60,084)	(55,756)

Loss before income taxes	$(261,770)	$(72,325)	$(47,311)

The following is a summary of total assets by segment (in thousands):

	April 30,	April 30,
	2009	2008

Optical subsystems and components	$346,025	$378,531
Network performance test systems	20,295	34,447
Other assets	14,381	67,225

	$380,701	$480,203

Cash, short-term, restricted and minority investments are the primary components of other assets in the above table.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2009	2008	2007

Revenues from sales to unaffiliated customers:
United States	$181,829	$125,580	$149,097
Malaysia	90,774	108,260	102,665
China	76,454	47,258	32,969
Rest of the world	192,180	159,082	133,817

	$541,237	$440,180	$418,548

Revenues generated in the United States. are all from sales to customers located in the United States.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,	April 30,
	2009	2008

Long-lived assets
United States	$86,958	$172,354
Malaysia	28,067	32,553
Rest of the world	17,180	5,422

	$132,205	$210,329

The following is a summary of capital expenditure by reportable segment (in thousands):

	Fiscal Years Ended April 30,
	2009	2008

Optical subsystems and components	$23,584	$26,996
Network performance test systems	334	202

Total capital expenditures	$23,918	$27,198

21.	Pending Litigation

Stock Option Derivative Litigation

On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company’s board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differed from the recorded grant dates for such awards. The Company’s management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulted in delays in filing the Company’s quarterly reports on Form 10-Q for the quarters ended October 29, 2006, January 28, 2007, and January 27, 2008, and the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2007. On December 4, 2007, the Company filed all four of these reports which included revised financial statements.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 1, 2008, both parties filed motions for summary judgment on the issue of validity in the trial court. On May 19, 2009, the Court granted DirecTV’s motions for summary judgment and entered final judgment in the case in favor of DirecTV. The Company has filed a notice of appeal with respect to this ruling.

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

At a status conference held on April 24, 2008, the Court accepted the Company’s proposal to narrow the issues for trial and proceed only with the Company’s principal claim (Claim 25), subject to the Company providing a covenant not to sue Comcast on the other previously asserted claims. On May 22, 2008, Comcast filed its renewed motion for summary judgment of invalidity and non-infringement. On July 11, 2008, the Court issued an order granting Comcast’s motion for summary judgment on the basis of invalidity and also entered a final judgment in favor of Comcast. On July 25, 2008 the Company filed its notice of appeal to the Federal Circuit. On April 10, 2009, the Federal Circuit affirmed the District Court ruling.

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

XM/Sirius Litigation

On April 27, 2007, the Company filed an action for patent infringement in the United States District Court for the Eastern District of Texas, Lufkin Division, against XM Satellite Radio Holdings, Inc., XM Satellite Radio, Inc., and XM Radio, Inc. (collectively, “XM”), and Sirius Satellite Radio, Inc. and Satellite CD Radio, Inc. (collectively, “Sirius”). The lawsuit alleged that XM and Sirius had infringed and continued to infringe the Company’s ‘505 patent and sought an injunction to prevent further infringement, actual damages to be proven at trial, enhanced damages for willful infringement and attorneys’ fees. The cased had been stayed pending further action in the DirecTV case on remand and the re-examination of the ‘505 patent descried below. Subsequent to the May 19, 2009 decision granting summary judgment in favor of DirecTV in the DirecTV case, the case against XM/Sirius was dismissed without prejudice on June 9, 2009.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the new proposed settlement, the underwriter defendants would pay a total of $486 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. The Company would be responsible for a pro rata share of the issuers’ contribution to the settlement and certain costs anticipated to total between $350,000 and $400,000. On June 10, 2009, the Court granted preliminary approval of the settlement and set a hearing on final approval for September 10, 2009. If this settlement is not approved by the Court, the Company intends to defend the lawsuit vigorously. Because of the inherent uncertainty of litigation, the Company cannot predict its outcome. If, as a result of this dispute, the Company is required to pay significant monetary damages, its business would be substantially harmed.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 16(b) Lawsuit

A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of the Company’s common stock, against two investment banking firms that served as underwriters for the initial public offering of the Company’s common stock in November 1999. None of the Company’s officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and the Company’s principal shareholders constituted a “group” that owned in excess of 10% of the Company’s outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company’s common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint.

This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including the Company) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the Court entered judgment against the plaintiff in all 54 cases. The plaintiff has appealed the order and judgments. The real defendants have cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because those amended complaints are barred by the applicable statute of limitation.

JDSU/Emcore Patent Litigation

Litigation is pending with JDS Uniphase Corporation and Emcore Corporation with respect to certain cable television transmission products acquired in connection with the Company’s acquisition of Optium Corporation. On September 11, 2006, JDSU and Emcore filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC externally modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on two U.S. patents. On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent. The plaintiffs are seeking for the court to declare that Optium has willfully infringed on such patents and to be awarded up to three times the amount of any compensatory damages found, if any, plus any other damages and costs incurred. The Company has answered both of these complaints denying that it has infringed any of the asserted patents and asserting that those patents are invalid. On December 10, 2007, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against the Company’s HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution.

On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing the Company’s declaratory judgment action on inequitable conduct. The Company has appealed this ruling. The court has consolidated the remaining two actions and has scheduled a single trial to begin October 19, 2009.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

While the Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances, the Company nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect the Company’s results of operations and cash flow. The Department of State and U.S. Attorney inquiries may require the Company to expend significant management time and incur significant legal and other expenses. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries.

In connection with a review of its compliance with applicable export regulations in late 2008, the Company discovered that it had made certain “deemed exports” to foreign national employees with respect to certain of its commercial products without the necessary deemed export licenses or license exemptions under the Export Administration Regulations, or EAR. Accordingly, the Company filed a detailed voluntary disclosure with the United States Department of Commerce describing these deemed export violations. In June 2009, the Company received notification from the Department of Commerce that it had completed its investigation into the matter with the issuance of a warning letter.

Other Litigation

In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

22.	Restructuring Charges

During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to the Company’s optical subsystems and components segment and $1.2 million related to its network performance test systems segment. During the first quarter of fiscal 2009, the Company recorded additional restructuring charges of $0.6 million for the remaining portion of the Scotts Valley facility that had been used for a product line of our network test systems segment which was sold in first quarter of fiscal 2009. See Note 6 for additional details regarding the sale of this product line.

The facilities consolidation charges were calculated using estimates and were based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. The estimated costs of vacating these leased facilities were based on market information and trend analyses, including information obtained from third party real estate sources.

As of April 30, 2009, $900,000 of committed facilities payments related to restructuring activities remained accrued and is expected to be fully utilized by the end of fiscal 2011.

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

Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,
	2009	2008

Beginning balance	$2,132	$1,818
Warranty liability acquired on merger with Optium	$2,884	—
Additions during the period based on product sold	2,151	2,547
Settlements	(1,297)	(398)
Changes in liability for pre-existing warranties, including expirations	743	(1,835)

Ending balance	$6,613	$2,132

24.	Related Parties

Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $28.5 million from Fabrinet and Fabrinet purchased products from the Company totaling to $16.2 million during the four months ended August 29, 2008. During the fiscal years ended April 30, 2008 and 2007, the Company recorded purchases from Fabrinet of approximately $70.2 million and $77.2 million, respectively, and Fabrinet purchased products from the Company totaling approximately $33.6 million and $42.8 million, respectively. At August 29, 2008 and at April 30, 2008 the Company owed Fabrinet approximately $7.1 million and $7.0 million, respectively, and Fabrinet owed the Company $6.0 million and $5.7 million, respectively.

In connection with the acquisition by VantagePoint Venture Partners of the 34 million shares of common stock of the Company held by Infineon Technologies AG that the Company had previously issued to Infineon as consideration for its acquisition of Infineon’s optical transceiver product lines, the Company entered into an agreement with VantagePoint under which the Company agreed to use its reasonable best efforts to elect a nominee of VantagePoint to the Company’s board of directors, provided that the nominee was reasonably acceptable to the board’s Nominating and Corporate Governance Committee as well as the full board of directors. In June 2005, David C. Fries, a Managing Director of VantagePoint, was elected to the board of directors pursuant to that agreement. The Company also agreed to file a registration statement to provide for the resale of the shares held by VantagePoint and certain distributees of VantagePoint. As a result of the reduction in VantagePoint’s holdings of the Company’s common stock following distributions by VantagePoint to its partners, the Company’s obligations

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the election of a nominee of VantagePoint to the Company’s board of directors have terminated, and the Company is no longer obligated to maintain a registration statement for the resale of shares held by VantagePoint and its distributees.

26.	Guarantees and Indemnifications

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

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2009. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

27.	Subsequent Events (Unaudited)

Pending Sale of Network Tools Division

Historically, the Company has offered a line of network performance test systems through our Network Tools Division. We have sold these products primarily to leading storage equipment manufacturers, such as Biocode, EMC, Emulex, Hewlett-Packard and Qlogic for testing and validating their equipment designs.

On July 8, 2009, the Company entered into an agreement to sell substantially all of the assets of the Network Tools Division (excluding accounts receivable and payable) to JDS Uniphase Corporation for $40.6 million in cash. JDSU will assume certain liabilities associated with the network performance test equipment business, and the Company will provide manufacturing support services to JDSU during a transition period. The sale will be completed on or about July 16, 2009.

Exchange Offers

On July 9, 2009, the Company announced that it had commenced separate concurrent “Modified Dutch Auction” tender offers (each an “Exchange Offer” and together, the “Exchange Offers”) to exchange shares of its common stock and cash for an aggregate of up to $95 million principal amount of the following series of its outstanding convertible notes (the “Notes”):

•	2.50% Convertible Subordinated Notes due 2010 (the “Subordinated Notes”); and

•	2.50% Convertible Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is conducting the Exchange Offers in order to reduce the aggregate principal amount of its outstanding indebtedness. As of July 9, 2009, approximately $50 million aggregate principal amount of the Subordinated Notes and approximately $92 million aggregate principal amount of the Senior Subordinated Notes were outstanding.

The Company is offering to exchange up to an aggregate of $37.5 million principal amount, or 75%, of the outstanding Subordinated Notes. The Company will also exchange up to an aggregate of $57.5 million principal amount, or 62.5%, of the outstanding Senior Subordinated Notes, with such Exchange Offer being conditioned on a minimum of $42 million principal amount of Senior Subordinated Notes being validly tendered and not withdrawn.

For each $1,000 principal amount of Notes, tendering holders will receive consideration with a value not greater than $750 nor less than $700 (the “Exchange Consideration”), with such value determined by a “Modified Dutch Auction” procedure, plus accrued and unpaid interest to, but excluding, the settlement date, payable in cash. A separate “Modified Dutch Auction” procedure will be conducted for each of the Exchange Offers. A “Modified Dutch Auction” tender offer allows holders of the Notes to indicate the principal amount of Notes that such holders desire to tender and the consideration within the specified range at which they wish to tender such Notes for each Exchange Offer. The mix of Exchange Consideration will consist of (i) $525 in cash, and (ii) a number of shares of common stock with a value equal to the Exchange Consideration minus $525 (the “Equity Consideration”). The number of shares of common stock representing the Equity Consideration to be received by holders as part of Exchange Consideration will be determined on the basis of the trading price of the common stock during a 5-trading day VWAP period (the “5-day VWAP”) starting on July 13 and ending on July 17, 2009, as further described in a Schedule TO (including the Offer to Exchange and related Letter of Transmittal attached as exhibits thereto) filed by Finisar with the Securities and Exchange Commission (the “SEC”) on July 9, 2009.

The portion of the Exchange Consideration consisting of cash will be paid using a portion of the approximately $40.6 million in aggregate proceeds to be received from the sale of the Company Network Tools Division, expected to be consummated on or about July 15, 2009, and with available cash and borrowings.

The Exchange Offers are scheduled to expire at 5:00 p.m., New York City time, on Thursday, August 6, 2009, unless they are extended. Tendered Notes may be withdrawn at any time on or prior to the expiration of the Exchange Offers.

Further information regarding the terms and conditions of the Exchange Offers is set forth in the Offer to Exchange, the Letter of Transmittal and related materials filed with the SEC.

Amended Credit Facilities

On July 7, 2009, the Company received a written commitment from Silicon Valley Bank to modify the Company’s existing credit facilities, as described in Notes 13, 14 and 15, in order to facilitate the Exchange Offers. Principal modifications include:

•	A reduction in the total size of the Company’s secured revolving line of credit from $45 million to $25 million; and

•	Revised covenants that permit the use of borrowings under the secured revolving line of credit for a portion of the Exchange Consideration in connection with the Exchange Offers and the use of up to an aggregate of $50 million of cash from all sources for that purpose.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FINISAR CORPORATION

FINANCIAL INFORMATION BY QUARTER (Unaudited)

Summarized quarterly data for fiscal 2009 and 2008 are as follows:

	Three Months Ended
	April 30,	Feb 1,	Nov 2,	Aug 3,	April 30,	Jan. 27,	Oct. 28,	July 29,
	2009	2009	2008	2008	2008	2008	2007	2007
	(In thousands, except per share data)

Total Revenues	$116,664	$136,355	$159,506	$128,712	$121,005	$112,741	$100,699	$105,735
Gross profit	$29,653	$41,159	$48,144	$49,422	$39,809	$37,616	$31,790	$32,303
Income (loss) from operations	$(22,830)	$(49,760)	$(189,025)	$7,735	$(40,409)	$(8,202)	$(7,422)	$(4,563)
Net income (loss)	$(24,626)	$(47,357)	$(186,831)	$4,006	$(44,108)	$(11,489)	$(10,813)	$(8,148)
Net income (loss) per share:
Basic	$(0.05)	$(0.10)	$(0.44)	$0.01	$(0.14)	$(0.04)	$(0.04)	$(0.03)
Diluted	$(0.05)	$(0.10)	$(0.44)	$0.01	$(0.14)	$(0.04)	$(0.04)	$(0.03)
Shares used in computing net income (loss) per share:
Basic	476,972	474,797	426,601	310,133	308,786	308,663	308,635	308,634
Diluted	476,972	474,797	426,601	311,614	308,786	308,663	308,635	308,634

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our Chairman of the Board and our Chief Executive Officer, our co-principal executive officers, and our Chief Financial Officer, which are required in accordance with Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 30, 2009, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.

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

Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, our management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 30, 2009.

The effectiveness of internal control over financial reporting as of April 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures shortly after the end of the quarter to include physical inventory counts covering a substantial portion of the inventory held at this site in order to verify quantities on hand at each period end. We evaluated the cause of discrepancies in the cycle counting process at the Ipoh facility, made appropriate operational and system changes and restarted the cycle count process for finished goods during the quarter ended April 30, 2009. We will continue to augment the process with additional physical inventory counts as warranted until the cycle count process is fully operational once again. Other than these changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Finisar Corporation:

We have audited Finisar Corporation’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009 and our report dated July 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, CA
July 8, 2009

ITEM 9B.	Other Information

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2009 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Related Matters” to be contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the sections captioned “Principal Stockholders and Share Ownership by Management” and “Equity Compensation Plan Information” to be contained in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” to be contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal No. 2 — Ratification of Appointment of Independent Auditors” to be contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements

Consolidated Financial Statements: The following consolidated financial statements are included in Part II, Item 8 of this report.

(2) Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts

			Additions
	Balance at		Charged to		Balance at
	Beginning	Balance Acquired on	Costs and	Deductions	End of
	of Period	Merger with Optium	Expenses	Write-Offs	Period

Allowance for doubtful accounts
Year ended April 30, 2009	$635	$210	$361	$137	$1,069
Year ended April 30, 2008	$1,607	—	$239	$1,211	$635
Year ended April 30, 2007	$2,198	—	$(387)	$204	$1,607

(3) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report (see page 112)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 8th day of July, 2009.

FINISAR CORPORATION

By	/s/ Jerry S. Rawls
Jerry S. Rawls
Chairman of the Board of Directors
(Co-Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jerry S. Rawls, Eitan Gertel and Stephen K. Workman, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	July 8, 2009

/s/ Eitan Gertel Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	July 8, 2009

/s/ Stephen K. Workman Stephen K. Workman	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 8, 2009

/s/ Roger C. Ferguson Roger C. Ferguson	Director	July 8, 2009

/s/ David C. Fries David C. Fries	Director	July 8, 2009

/s/ Christopher J. Crespi Christopher J. Crespi	Director	July 8, 2009

/s/ Larry D. Mitchell Larry D. Mitchell	Director	July 8, 2009

Signature	Title	Date

/s/ Robert N. Stephens Robert N. Stephens	Director	July 8, 2009

/s/ Morgan M. Jones Morgan M. Jones	Director	July 8 2009

/s/ Dominique Trempont Dominique Trempont	Director	July 8, 2009

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Reorganization, dated as of May 15, 2008, by and among Registrant, Fig Combination Corporation and Optium Corporation(1)
3.1		Amended and Restated Bylaws of Registrant(2)
3.2		Restated Certificate of Incorporation of Registrant(3)
3.3		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(5)
3.5		Certificate of Designation(6)
3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7		Amended and Restated Certificate of Incorporation of Registrant(8)
4.1		Specimen certificate representing the common stock(9)
4.2		Form of Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(10)
4.3		Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(11)
4.4		Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 12, 2006(12)
10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(13)
10	.2*	1989 Stock Option Plan(14)
10	.3*	1999 Stock Option Plan(15)
10	.4*	1999 Employee Stock Purchase Plan, as amended and restated effective March 2, 2005(16)
10.5		Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(17)
10.6		Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finistar (CA-TX) Limited Partnership, dated February 4, 2005(18)
10.7		Lease Agreement by and between Finistar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(19)
10	.8*	Finisar Corporation 2005 Stock Incentive Plan(20)
10	.9*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(21)
10	.10*	International Employee Stock Purchase Plan(22)
10.11		Form of Exchange Agreement by and between Finisar Corporation and certain holders of 2 1/2% Convertible Subordinated Notes due 2010, dated October 6, 2006(23)
10.12		Registration Rights Agreement among Finisar Corporation and the initial purchasers of 2 1/2% Convertible Senior Subordinated Notes due 2010, dated October 12, 2006(24)
10.13		Loan and Security Agreement dated as of March 14, 2008 by and between Silicon Valley Bank and Finisar Corporation(25)
10.14		Non-Recourse Receivables Purchase Agreement dated as of October 28, 2004 by and between Silicon Valley Bank and Finisar Corporation, and amendments thereto(26)
10.15		Letter of Credit Reimbursement Agreement dated as of April 29, 2005 by and between Silicon Valley Bank and Finisar Corporation, and amendments thereto(27)
10	.16*	Optium Corporation 2000 Stock Incentive Plan(28)
10	.17*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(29)

Exhibit
Number		Exhibit Title

10	.18*	Form of Amended and Restated Warrant to Purchase Common Stock(30)
10	.19*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(31)
10	.20*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(32)
10	.21*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(33)
10.22		First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(34)
10	.23*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(35)
10	.24*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(36)
10	.25*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(37)
10	.26*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(38)
10	.27*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(39)
10	.28*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(40)
10	.29*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(41)
10	.30*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(42)
10	.31*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(43)
10.32		Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(44)
10.33		Agreement and Plan of Merger by and among Optium Corporation, CLP Acquisition I Corp., Kailight Photonics, Inc. and the Stockholders Representatives named therein dated March 27, 2007 as amended by the Acknowledgement and Agreement to the Agreement and Plan of Merger dated April 11, 2007(45)
10.34		Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(46)
10.35		Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(47)
10	.36*	Employment Agreement between Optium Corporation and Eitan Gertel, dated as of April 14, 2006(48)
10	.37*	Employment Agreement between Optium Corporation and Mark Colyar, dated as of April 14, 2006(49)
10	.38*	Employment Agreement between Optium Corporation and Christopher Brown, dated as of August 28, 2006(50)
10	.39*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(51)
10	.40*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(52)
10	.41*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(53)
10	.42*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(54)
10	.43*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(55)
10	.44*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(56)
10	.45*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(57)

Exhibit
Number		Exhibit Title

10	.46*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(58)
10	.47*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(59)
10	.48*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel(60)
10	.49*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar(61)
10	.50*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown(62)
10.51		Sixth Amendment to Non-Recourse Receivables Purchase Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation(63)
10.52		Sixth Amendment to Letter of Credit Reimbursement Agreement dated as of October 28, 2008 by and between Silicon Valley Bank and Finisar Corporation(64)
10.53		First Loan Modification Agreement dated as of October 30, 2008 by and between Silicon Valley Bank and Finisar Corporation(65)
10	.54*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(66)
10	.55*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Christopher Brown, dated December 31, 2008(67)
10	.56*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Mark Colyar, dated December 31, 2008(68)
10	.57*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Eitan Gertel, dated December 31, 2008(69)
10	.58*	Form of Restricted Stock Unit Issuance Agreement(70)
10	.59*	Form of Restricted Stock Unit Issuance Agreement — Officers(71)
10	.60*	Form of Restricted Stock Unit Issuance Agreement — International(72)
10	.61*	Form of Restricted Stock Unit Issuance Agreement — Israel(73)
10.62		Second Loan Modification Agreement dated as of February 6, 2009 by and between Silicon Valley Bank and Finisar Corporation
10.63		Seventh Amendment to Letter of Credit Reimbursement Agreement dated as of June 10, 2009 by and between Silicon Valley Bank and Finisar Corporation
10.64		Third Loan Modification Agreement dated as of June 10, 2009 by and between Silicon Valley Bank and Finisar Corporation
18		Letter regarding change in accounting principle(74)
21		List of Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24		Power of Attorney (incorporated by reference to the signature page of this Annual Statement)
31.1		Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 16, 2008.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.11 to Registrant’s Annual Report on Form 10-K filed July 29, 2005.

(9)	Incorporated by reference to the same numbered exhibit to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(10)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(11)	Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2003.

(12)	Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(15)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(16)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(17)	Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(18)	Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(19)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(20)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed October 19, 2005.

(21)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(22)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(23)	Incorporated by reference to Exhibit 10.36 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(24)	Incorporated by reference to Exhibit 10.37 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(25)	Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(26)	Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(27)	Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K filed June 30, 2008.

(28)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(29)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(30)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(31)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(32)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(33)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(34)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(35)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(36)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(37)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(38)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(39)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(40)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(41)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(42)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(43)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(44)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(45)	Incorporated by reference to Exhibit 2.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(46)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on October 11, 2006.

(47)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(48)	Incorporated by reference to Exhibit 10.17 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(49)	Incorporated by reference to Exhibit 10.18 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(50)	Incorporated by reference to Exhibit 10.22 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on September 28, 2006.

(51)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(52)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(53)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(54)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(55)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(56)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(57)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(58)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(59)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(60)	Incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(61)	Incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(62)	Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(63)	Incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(64)	Incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(65)	Incorporated by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(66)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(67)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(68)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(69)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(70)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(71)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(72)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(73)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(74)	Incorporated by reference to Exhibit 18 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.