Form 10-K/A
period 2009-04-30
FINISAR CORP
filed 2009-08-28
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2009, there were 484,608,858 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on July 9, 2009 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers

Information concerning our current executive officers is as follows:

Name	Position(s) with Finisar	Age

Jerry S. Rawls	Chairman of the Board	65
Eitan Gertel	Chief Executive Officer	47
Mark Colyar	Senior Vice President, Operations and Engineering	45
Todd Swanson	Senior Vice President, Sales and Marketing	38
Stephen K. Workman	Senior Vice President, Finance and Chief Financial Officer	58
Joseph A. Young	Senior Vice President, Operations and Engineering	52
Christopher E. Brown	Vice President, General Counsel and Secretary	42

Jerry S. Rawls has served as a member of our board of directors since March 1989 and as our Chairman of the Board since January 2006. Mr. Rawls served as our Chief Executive Officer from August 1999 until the completion of the Optium Corporation merger in August 2008. Mr. Rawls also served as our President from April 2003 until the completion of the Optium merger and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

Eitan Gertel has served as our Chief Executive Officer and as a director since the completion of the Optium merger in August 2008. Mr. Gertel served as Optium’s President and as a director from March 2001 and as Chief Executive Officer and Chairman of the Board of Optium from February 2004 through the completion of the Optium merger. Mr. Gertel worked as President and General Manager of the former transmission systems division of JDS Uniphase Corporation from 1995 to 2001. JDSU is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University.

Mark Colyar has served as our Senior Vice President, Operations and Engineering since the completion of the Optium merger in August 2008. Mr. Colyar served as Optium’s Senior Vice President of Engineering from April 2001 through the completion of the merger and also served as General Manager of Optium’s U.S. operations from February 2004 through the completion of the merger. Mr. Colyar served in various positions at JDSU’s former TSD division from November 1995 to April 2001, including Director of Sales and Marketing, Vice President of Engineering and Vice President of Operations. Mr. Colyar holds a B.S.E.E. from Drexel University.

Todd Swanson has served as our Senior Vice President, Sales and Marketing since August 2008. Mr. Swanson joined us in 2002 and served as Product Line Manager and Director of Marketing for our Optics Division prior to his appointment as Senior Vice President. Mr. Swanson served as Director of Marketing (on a part-time basis while he was studying for his M.B.A.) for Aegis Semiconductor, a manufacturer of optical semiconductor devices, from December 2000 through June 2001. From July 1995 to August 1999, Mr. Swanson was employed by Hewlett-Packard Company as project leader and project manager in the Automotive Lighting Group of the Optoelectronics Division. Mr. Swanson holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. from the Massachusetts Institute of Technology.

Stephen K. Workman has served as our Senior Vice President, Finance and Chief Financial Officer since September 2002 and as our Vice President, Finance and Chief Financial Officer from March 1999 to September 2002. Mr. Workman also served as our Secretary from August 1999 until August 2008. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

Joseph A. Young has served as our Senior Vice President, Operations and Engineering since the completion of the Optium merger in August 2008. Mr. Young served as our Senior Vice President and General Manager, Optics Division from June 2005 to August 2008. Mr. Young joined us in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christopher E. Brown has served as our Vice President, General Counsel and Secretary since the completion of the Optium merger in August 2008. Mr. Brown served as Optium’s General Counsel and Vice President of Corporate Development from August 2006 through the completion of the merger. Prior to that, Mr. Brown was a partner at the law firm of Goodwin Procter LLP from January 2005 to August 2006, a partner at the law firm of McDermott, Will & Emery from January 2003 to January 2005. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

Directors

Information concerning our current directors is as follows:

Name	Position with Finisar	Age	Director Since

Christopher Crespi	Director	46	2008
Roger C. Ferguson	Director	66	1999
David C. Fries	Director	64	2005
Eitan Gertel	Chief Executive Officer and Director	47	2008
Morgan Jones	Director	40	2008
Larry D. Mitchell	Director	66	1999
Jerry S. Rawls	Chairman of the Board	65	1989
Robert N. Stephens	Director	63	2005
Dominique Trempont	Director	55	2005

Christopher Crespi has served as a member of our board of directors since the completion of the Optium merger in August 2008. Mr. Crespi served as a director of Optium from November 2005 through the completion of the merger. Mr. Crespi is co-founder and president of Pacific Realm, LLC, a small investment fund which invests in private growth companies and equity funds. Mr. Crespi worked as managing director of Banc of America Securities LLC from November 1999 until his retirement in January 2004. Mr. Crespi holds a B.S.E.E. from the University of California at Davis and an M.B.A. from Kellogg Graduate School of Management at Northwestern University.

Roger C. Ferguson has served as a member of our board of directors since August 1999. From June 1999 to December 2001, Mr. Ferguson served as Chief Executive Officer of Semio Corp., an early stage software company. Mr. Ferguson served as a principal in VenCraft, LLC, a venture capital partnership, from July 1997 to August 2002. From August 1993 to July 1997, Mr. Ferguson was Chief Executive Officer of DataTools, Inc., a database software company. From 1987 to 1993, Mr. Ferguson served as Chief Operating Officer of Network General Inc., a network analysis company. Mr. Ferguson holds a B.A. in Psychology from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth.

David C. Fries has served as a member of our board of directors since June 2005. Dr. Fries has been employed by VantagePoint Venture Partners, a venture capital investment firm, since August 2001 where he currently serves as a Managing Director. Prior to joining VantagePoint, he was the Chief Executive Officer of Productivity Solutions, Inc., a Florida-based developer of automated checkout technologies for food and discount retailers, from 1995 to 1999. For seven years prior to that, he was a general partner of Canaan Partners, a venture capital firm. Dr. Fries served 17 years in numerous executive roles in engineering, manufacturing, senior management and finance at General Electric Company, including directing GE Venture Capital’s California operation, which later became Canaan Partners. Dr. Fries holds a B.S. in Chemistry from Florida Atlantic University and a Ph.D. in Physical Chemistry from Case Western Reserve University.

Eitan Gertel has served as our Chief Executive Officer and as a director since the completion of the Optium merger in August 2008. Mr. Gertel served as Optium’s President and as a director from March 2001 and as Chief Executive Officer and Chairman of the Board of Optium from February 2004 through the completion of the merger. Mr. Gertel worked as President and General Manager of the former transmission systems division of JDSU from 1995 to 2001. JDSU is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University.

Morgan Jones has served as a member of our board of directors since the completion of the Optium merger in August 2008. Mr. Jones served as a director of Optium from November 2000 through the completion of the merger. Mr. Jones is a general partner of Battery Ventures, a venture capital firm. Mr. Jones has been with Battery Ventures since 1996. Mr. Jones holds a B.S. in Engineering Science from Harvard University and an M.S. in Electrical Engineering from Stanford University.

Larry D. Mitchell has served as a member of our board of directors since October 1999 and has served as Lead Director since August 2008. Mr. Mitchell was employed by the Hewlett-Packard Company for 29 years, retiring in October 1997 as a site General Manager in Roseville, California, a position he held for three years. During the 26 years prior to October 1994, Mr. Mitchell served in a variety of management positions with Hewlett-Packard. Currently, Mr. Mitchell is Director of Operations for SP Communications, a startup electronics company. Mr. Mitchell also served on the Board of Directors of Placer Sierra Bancshares, until its acquisition by Wells Fargo Bank in June 2007 and served as Chairman from August 2006 until June 2007. Mr. Mitchell holds a B.A. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Jerry S. Rawls has served as a member of our board of directors since March 1989 and as our Chairman of the Board since January 2006. Mr. Rawls served as our Chief Executive Officer from August 1999 until the completion of the Optium merger in August 2008. Mr. Rawls also served as our President from April 2003 until the completion of the Optium merger and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University.

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

Dominique Trempont has served as a member of our board of directors since August 2005. Mr. Trempont is a member of the board of directors of 3Com Corporation, a networking company, and chairs its Finance and Audit Committee. He is also a member of the board of directors of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, and chairs its Audit Committee and its Nominating and Governance Committee. Mr. Trempont was CEO in residence at Battery Ventures from August 2003 until June 2004. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software company focused on enterprise self-service applications, from November 1999 to November 2002. Mr. Trempont was President and Chief Executive Officer of Gemplus Corporation, a smart card company, from May 1997 to June 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation, a materials science and engineering company focused on telecommunications, electronics, automotive and other industries. Mr. Trempont received an undergraduate degree in Economics from College Saint Louis (Belgium), a B.A. in Business Administration and Computer Sciences from the University of Louvain (Belgium), with high honors, and a masters in Business Administration from INSEAD (France/Singapore).

Audit Committee and Financial Expert

The members of the Audit Committee during fiscal 2009 were Messrs. Ferguson, Mitchell and Trempont and, following the completion of the merger with Optium in August 2008, Mr. Crespi. Each of the members of the Audit Committee is independent for purposes of the Nasdaq listing standards as they apply to audit committee members. Messrs. Ferguson and Trempont are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information and our compliance with legal and regulatory requirements; appointing and evaluating our independent auditors, including reviewing their independence, qualifications and performance and reviewing and approving the terms of their engagement for audit services and non-audit services; and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters.

Code of Ethics

Our board of directors has adopted a Code of Ethics, or the Code, that outlines the principles of legal and ethical business conduct under which we do business. The Code, which is applicable to all directors, employees and officers of Finisar, is available at http://investor.finisar.com/governance.cfm. Any substantive amendment or waiver of the Code may be made only by the board of directors upon a recommendation of the Audit Committee, and will be disclosed on our website. In addition, disclosure of any waiver of the Code for directors and executive officers will also be made by the filing of a Form 8-K with the SEC.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 30, 2009 were satisfied, with the exception of a Form 3 report and three Form 4 reports for Todd Swanson, two Form 4 reports for each of Christopher E. Brown, Dave Buse, Mark Colyar, Roger C. Ferguson, Eitan Gertel, Larry D. Mitchell, Jerry S. Rawls, Dominique Trempont, Stephen K. Workman and Joseph A. Young, and one Form 4 report for each of David C. Fries and Robert N. Stephens, each reporting one transaction, that were filed late.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

The following discussion explains our compensation philosophy, objectives and procedures and describes the forms of compensation awarded to our Chairman of the Board, our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly-compensated executives (determined as of April 30, 2009), including our former Senior Vice President and General Manager, Network Tools Division, whose employment with us terminated effective July 15, 2009 upon the sale of assets of our former Network Tools Division. We refer to these individuals as our “named executive officers.” This discussion focuses on the information contained in the tables and related footnotes and narrative included below, primarily for our 2009 fiscal year, but also contains information regarding compensation actions taken before and after fiscal 2009 to the extent that information enhances the understanding of our executive compensation disclosure.

Philosophy, Objectives and Procedures

Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives and performance and to offer compensation that will enable us to attract, retain, and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving revenue growth, increasing operating profits and controlling costs. We operate in a very competitive environment for executive talent, and we believe that our compensation packages must be competitive when compared to our peers and must also be perceived as fair, when considered both externally and internally.

The Compensation Committee of our board of directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity-based incentives which, to date, have been in the form of stock options and restricted stock units, or RSUs. In general, the Compensation Committee’s policy is that the base salary component of our executive officer compensation package should approximate the median compensation paid by peer companies while incentive compensation, in the form of annual cash bonuses and equity awards, should provide an opportunity for our executive officers to earn total compensation exceeding the median based on their individual performance and Finisar’s operating results exceeding targeted objectives.

Generally, the Compensation Committee reviews the compensation of our executive officers in the early part of each fiscal year and takes action at that time to award cash bonuses for the preceding fiscal year, to set base salaries and target bonuses for the current year and to consider long-term incentives in the form of stock-based awards. In setting our executive officers’ total compensation, the Compensation Committee considers individual and company performance, as well as compensation surveys, including the Radford Executive Survey, and other market information regarding compensation paid by comparable companies, including industry peers Avanex Corporation, Bookham, Inc., Oplink Communications, Inc. and Opnext, Inc.

In its annual review of compensation for our executive officers, the Compensation Committee considers compensation data and analyses assembled and prepared by our Human Resources staff. In reviewing the performance of our Chairman of the Board and our Chief Executive Officer, the Committee solicits input from the other non-employee members of the board of directors. For the other executive officers, the Chairman and the Chief Executive Officer provide the Compensation Committee with a review of each individual’s performance and contributions over the past year and make recommendations regarding their compensation, that the Compensation Committee considers.

In some years, the Compensation Committee retains compensation consultants to assist it in its review of executive officer compensation. The Compensation Committee engaged J. Richard & Co., a compensation consulting company, in connection with its annual review of executive officer compensation at the beginning of fiscal 2009.

Forms of Compensation

In order to align executive compensation with our compensation philosophy, our executive officer compensation package contains three primary elements: base salary, annual cash bonuses and long-term incentives. In addition, we provide to our executive officers a variety of benefits that are available generally to other salaried employees. The basic elements of our executive compensation package are generally the same among all of our named executive officers.

Base Salaries

Base salaries for our executive officers are initially set based on negotiation with the individual executive officer at the time of his or her recruitment and with reference to salaries for comparable positions in the fiber optics industry for individuals of similar education and background to those of the executive officer being recruited. We also give consideration to the individual’s experience, reputation in his or her industry and expected contributions to Finisar. Salaries are reviewed annually by the Compensation Committee and adjustments are made based on (i) salary recommendations of our Chairman of the Board and our Chief Executive Officer, (ii) the Compensation

Committee’s assessment of the individual performance of the executive officers during the previous fiscal year, (iii) Finisar’s financial results for the previous fiscal year and (iv) changes in competitive pay levels, based on compensation data and analyses assembled and prepared by our Human Relations staff and, in years when a compensation consultant is engaged to assist the Compensation Committee, reports by such consultant.

The Compensation Committee engaged J. Richard & Co., a compensation consulting firm, to assist in its review of executive compensation for fiscal 2009 and to prepare a report regarding compensation data for comparable companies, including our industry peers. The first phase of the Compensation Committee’s review of executive compensation was completed in July 2008, in conjunction with our annual company-wide compensation review. At that time, the Compensation Committee awarded bonuses to our executive officers in recognition of their contributions during fiscal 2008. However, in light of the then pending combination with Optium Corporation, at that time the Compensation Committee determined to conduct a broader review of executive compensation policy after the completion of the Optium merger, taking into account Optium’s historical compensation practices, changes in management responsibilities, the increased size of the combined company and other factors.

In December 2008, the Compensation Committee established base salaries for fiscal 2009. Our Chairman received a 4.5% increase in his annual base salary, our Chief Executive Officer received a 9.9% increase in his annual base salary, and our other named executive officers received increases in base salary which ranged between 4.4% and 4.6%, all effective as of July 15, 2008.

In February 2008, in light of deteriorating global market conditions and their effect on our then current and prospective operating results and financial condition, the Compensation Committee determined to temporarily reduce the base salaries of our Chairman, Chief Executive Officer and all other executive officers by 10%. This determination was not based on individual performance, but was made as part of a broad-based 10% reduction in base salary that affected all of our U.S.-based employees (provided that no base salary was reduced below $50,000). This 10% reduction remains in effect and is subject to periodic review by the Compensation Committee.

Cash Bonuses

Under our compensation policy, a substantial component of each executive officer’s potential annual compensation takes the form of a performance-based cash bonus. The amounts of cash bonuses paid to our executive officers, other than the Chairman and the Chief Executive Officer, are determined by the Compensation Committee, in consultation with the Chairman and Chief Executive Officer, based on Finisar’s financial performance and the achievement of the officer’s individual performance objectives. The amounts of cash bonuses paid to the Chairman and the Chief Executive Officer are determined by the Compensation Committee, without participation by the Chairman or the Chief Executive Officer, based on the same factors.

In December 2008, the Compensation Committee established the following target bonuses for the named executive officers for fiscal 2009:

Fiscal 2009
Name	Target Bonus

Jerry S. Rawls	$444,000
Eitan Gertel	$444,000
Stephen K. Workman	$272,000
David Buse	$303,000
Mark Colyar	$282,150
Joseph H. Young	$355,000

The Compensation Committee also established the methodology for the calculation of individual bonuses. Under this methodology, the bonus for each executive officer, other than the Chairman and the Chief Executive Officer, was to be based: 70% on the achievement of goals to improve Finisar’s cash balance as of the end of fiscal 2009 and 30% on the achievement of individual performance goals established by the Chairman and the Chief Executive Officer. The bonuses for the Chairman and the Chief Executive Officer were to be based: 70% on the achievement of goals to improve Finisar’s cash balance as of the end of fiscal 2009 and 30% on such other considerations as the Compensation Committee, in its discretion, shall determine. The Compensation Committee subsequently determined that the portion of the fiscal 2009 target bonuses to be based on improvement in the Company’s cash position would be based on the year-to-year improvement in the

Company’s annual cash flow, with any percentage improvement multiplied by 0.70 and the resulting fraction multiplied by the amount of the target bonus. These target bonuses were equal to 100% of each executive officer’s base salary for fiscal 2009 and represented increases of between 4.4% and 4.6% over the target bonuses for these executive officers in fiscal 2008 and increases of between 344% and 658% over the bonuses they were actually awarded for their services in fiscal 2008. The Compensation Committee determined that the increased target bonuses and revised methodology were appropriate to better align our executive compensation package with those of our peer companies and our financial priorities for fiscal 2009.

We did not achieve the improvement in annual cash flows in fiscal 2009 upon which a portion of the cash bonuses payable under the formula were to be based. We also did not achieve our other financial goals for fiscal 2009 or the individual performance goals established for the executive officers other than the Chairman and the Chief Executive Officer. For that reason, and consistent with its decision to implement the reductions in base salaries, the Compensation Committee determined that no cash bonuses with respect to fiscal 2009 would be paid to our executive officers.

The Compensation Committee has not completed its annual review of executive compensation for fiscal 2010. As a part of its pending review of executive officer compensation, the Compensation Committee, with the assistance of its consultant, will consider the adoption of a cash bonus policy or plan for fiscal 2010. Among other factors, the Compensation Committee will consider the fact that Finisar’s financial performance targets established in the formula-based programs adopted for fiscal 2008 and 2009 were not achieved. Once approved, the new policy or plan for fiscal 2010 will be disclosed in a current report on Form 8-K filed with the SEC.

Equity-based Incentives

Longer term incentives are provided through equity-based awards granted under Finisar’s 2005 Stock Incentive Plan, which reward executives and other employees through the growth in value of our stock. To date, these awards have been in the form of stock options and RSUs. The Compensation Committee believes that employee equity ownership is highly motivating, provides an important incentive for employees to build stockholder value and provides each executive officer with a significant incentive to manage Finisar from the perspective of an owner with an equity stake in the company.

All stock option awards to our employees, including executive officers, are granted at fair market value on the date of grant, and will provide value to the executive officers only when the price of our common stock increases over the exercise price. We have established a policy whereby stock options and other equity awards to our employees, including executive officers, are generally granted by the Compensation Committee at regular quarterly meetings with an effective date that is the later of the third trading day following the public announcement of Finisar’s financial results for the preceding quarter or the date of the meeting at which the grant is approved.

The vesting of stock options and RSUs held by our named executive officers is subject to acceleration pursuant to the terms of the Finisar Executive Retention and Severance Plan described below and, with respect to Eitan Gertel, our Chief Executive Officer, and Mark Colyar, our Senior Vice President, Operations and Engineering, pursuant to their employment agreements with us as described below

The size of the option and RSU awards granted to each executive officer in fiscal 2009 was set by the Compensation Committee at a level that was intended to create a meaningful opportunity for stock ownership based upon the individual’s current position, the individual’s personal performance in recent periods, the individual’s potential for future responsibility and promotion over the option term, comparison of award levels in prior years and comparison of award levels earned by executives at our peer companies and similarly-sized companies in our broader industry group. The Compensation Committee also took into account the number of unvested options and RSUs held by the executive officer in order to maintain an appropriate level of retention value for that individual. The relative weight given to each of these factors varied from individual to individual. In fiscal 2009, our executive officers received three separate equity awards: (1) a regular annual long-term equity incentive award granted in September and December 2008 based on the factors described above, with the relative weight given to each of these factors varying from individual to individual, (ii) a special stock option award granted in December 2008 in light of concerns of the Compensation Committee with respect to the diminished incentive value of outstanding stock options held by our employees, including our executive officers, with exercise prices higher than the current market value based on the relative holdings of such stock options, and (iii) a special RSU award granted in

February 2009 intended to partially compensate for the 10% salary reduction applicable to a substantial majority of our U.S.-based employees, including our executive officers.

During fiscal 2009, equity-based incentives accounted for approximately 56.6% of the total compensation of our Chairman, approximately 71.7% of the total compensation of our Chief Executive Officer and an average of approximately 44.0% of the total compensation of our other named executive officers.

In connection with its pending review of executive officer compensation, the Compensation Committee, with the assistance of its consultant, will consider the grant of additional equity incentive awards.

Other Benefits and Perquisites

Our named executive officers and other executives are generally eligible to receive the same general health and welfare benefits offered to all employees in the geographic area in which they are based, including participation in our defined contribution 401(k) plan and company paid premiums for a life insurance policy in an amount equal to the employee’s base salary (capped at $150,000). We currently provide no other perquisites to our named executive officers or other executive officers.

During fiscal 2009, personal benefits and perquisites accounted for less than 1.6% of the total compensation of our Chairman, our Chief Executive Officer and our other named executive officers.

Executive Retention and Severance Plan

Our executive officers and certain other key executives designated by the Compensation Committee are eligible to participate in the Finisar Executive Retention and Severance Plan adopted by the Compensation Committee in February 2003. The Compensation Committee determined to provide change in control arrangements in order to mitigate some of the risk that exists for executives working in an environment where there is a meaningful possibility that Finisar could be acquired or the subject of another transaction that would result in a change in its control. Finisar’s change in control and severance arrangements are intended to attract and retain qualified executives who may have attractive alternatives absent these arrangements. The change in control arrangements are also intended to mitigate potential disincentives to the consideration and execution of an acquisition or similar transaction, particularly where the services of these executive officers may not be required by the acquirer. We believe that our change in control benefits are comparable to the provisions and benefit levels of other companies in our industry which disclose similar plans in their public filings.

Participants in this plan who are executive officers are entitled to receive cash severance payments equal to two years base salary and health and medical benefits for two years in the event their employment is terminated in connection with a change in control of Finisar. In addition, in the event of a change in control, vesting of stock options held by participants in the plan will be accelerated by one year, if the options are assumed by the acquiring company. If the options are not assumed by the acquirer, or if the participant’s employment is terminated in connection with the change in control, vesting of the options will be accelerated in full. Upon any other termination of employment, participants are entitled only to accrued salary and any other vested benefits through the date of termination.

Our executive officers who were former officers of Optium are parties to employment agreements and equity incentive agreements that they entered into with Optium and that were assumed by Finisar in connection with the Optium merger. See “Potential Payments Upon Termination or Change of Control” below. Benefits to these officers under the Executive Retention and Severance Plan will be reduced by the amount of comparable benefits to which they are entitled under such agreements.

Accounting for Executive Compensation

We account for equity compensation paid to our employees under the rules of Statement of Financial Accounting Standards No. 123R, which requires us to measure and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Tax Considerations

The Compensation Committee intends to consider the impact of Section 162(m) of the Internal Revenue Code in determining the mix of elements of future executive compensation. This section limits the deductibility of non-performance based compensation paid to each of Finisar’s named executive officers to $1 million annually. The stock options granted to our executive officers are intended to be treated as performance-based compensation, which is exempt from the limitation on deductibility under current federal tax law. The Compensation Committee reserves the right to provide for compensation to executive officers that may not be fully deductible.

Report of the Compensation Committee

We have reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such reviews and discussions, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE
David C. Fries (Chair)
Morgan Jones
Robert N. Stephens
Dominique Trempont

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee during fiscal 2009 was composed of Roger C. Ferguson, David C. Fries, Larry D. Mitchell and Robert N. Stephens until the completion of the Optium merger in August 2008; thereafter, the Compensation Committee was composed of David C. Fries, Morgan Jones, Robert N. Stephens and Dominique Trempont. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by us for services rendered in all capacities during the fiscal year ended April 30, 2009 for (i) our Chairman of the Board, our Chief Executive Officer and our Chief Financial Officer and (ii) our three other most highly compensated executives (determined as of April 30, 2009) (collectively, the “named executive officers”):

Summary Compensation Table

			Non-Equity
			Incentive Plan		All Other
Name and Principal Position	Year	Salary	Compensation	Equity Awards(1)	Compensation(2)	Total

Jerry S. Rawls(3)	2009	$438,881	$—	$576,118	$3,733	$1,018,732
Chairman of the Board	2008	418,269	100,000	467,989	5,606	991,864
	2007	400,000	125,000	451,297	6,534	982,831
Eitan Gertel(4)	2009	293,516	—	764,011	7,955	1,065,482
Chief Executive Officer
Stephen K. Workman	2009	263,892	—	107,496	6,207	377,595
Senior Vice President,	2008	257,310	40,000	102,930	7,287	407,527
Finance and Chief	2007	250,000	50,000	123,792	6,531	430,323
Financial Officer
David Buse(5)	2009	294,040	—	187,527	5,922	487,489
Senior Vice President and	2008	287,308	40,000	179,986	6,854	514,148
General Manager,	2007	280,000	50,000	204,143	6,912	541,055
Network Tools Division
Mark Colyar(6)	2009	185,062	—	323,829	7,733	516,624
Senior Vice President, Operations and Engineering
Joseph A. Young	2009	344,548	—	300,727	5,663	650,938
Senior Vice President,	2008	335,961	75,000	233,703	6,906	651,570
Operations and Engineering	2007	325,000	100,000	204,530	7,379	636,909

(1)	Includes stock option and RSU awards. Valuation based on the dollar amount of cumulative option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to the fiscal years ended April 30, 2009, April 30, 2008 and April 30, 2007. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 17 — Stockholders’ Equity” included in this annual report.

(2)	Includes the matching contribution that we made under Finisar’s 401(k) plan and premiums of $1,215 per officer that we paid for a life insurance policy for each officer.

(3)	Mr. Rawls also served as our President and Chief Executive officer until the completion of the Optium merger in August 2008.

(4)	Mr. Gertel became our Chief Executive Officer upon the completion of the Optium merger in August 2008.

(5)	Mr. Buse resigned from the Company, effective July 15, 2009, in connection with the sale of assets of our Network Tools Division.

(6)	Mr. Colyar became our Senior Vice President, Operations and Engineering upon the completion of the Optium merger in August 2008.

Grant of Plan-Based Awards

The following table sets forth certain information with respect to options and RSUs granted during or for the year ended April 30, 2009 to each of our named executive officers.

Grant of Plan-Based Awards Table

								All Other	All Other
								Stock	Option	Exercise	Grant
		Estimated Future Payments			Estimated Future Payments			Awards:	Awards:	or Base	Date Fair
		Under Non-Equity Incentive			Under Equity Incentive			Number of	Number of	Price of	Value of
		Plan Awards(1)			Plan Awards			Shares of	Securities	Option	Stock and
	Grant	Thres			Thres			Stock or	Underlying	Awards	Option
Name	Date	-hold	Target	Maximum	-hold	Target	Maximum	Units	Options	($/shr)	Awards

Jerry S. Rawls	—	—	$444,000	$444,000	—	—	—	—	—	—	—
	12/12/08							—	1,272,871	$0.42	$349,658
	03/10/09							53,800	—	—	18,292
Eitan Gertel	—	—	444,000	444,000	—	—	—	—	—	—	—
	12/12/08							—	891,007	0.42	247,760
	03/10/09							53,800	—	—	18,292
Stephen K. Workman	—	—	272,000	272,000	—	—	—	—	—	—	—
	12/12/08							—	450,919	0.42	123,868
	03/10/09							33,000	—	—	11,220
David Buse	—	—	303,000	303,000	—	—	—	—	—	—	—
	12/12/08							—	533,967	0.42	146,681
	03/10/09							36,700	—	—	12,478
Mark Colyar	—	—	282,150	282,150	—	—	—	—	—	—	—
	12/12/08							—	451,676	0.42	124,075
	03/10/09							34,200	—	—	11,628
Joseph A. Young	—	—	355,000	355,000	—	—	—	—	—	—	—
	12/12/08							—	579,971	0.42	159,318
	03/10/09							43,000	—	—	14,620

(1)	Represents the dollar value of the applicable range (threshold, target and maximum amounts) of potential cash bonuses payable to each named executive officer for fiscal 2009. No cash bonus payments were paid to any named executive officer for fiscal 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards for each of the persons named in the Summary Compensation Table above as of the end of our fiscal year on April 30, 2009.

Outstanding Equity Awards at Fiscal Year-End Table

						Stock Awards
								Equity Incentive
								Plan Awards:
						Equity Incentive		Market Value
						Plan Awards:		or Payout
						Number of		Value of
						Unearned Shares,		Unearned Shares,
	Option Awards					Units or		Units or
	Number of Securities	Number of Securities				Other Rights		Other Rights
	Underlying Options (#)	Underlying Options (#)		Exercise Price	Expiration	That Have		That Have
Name	Exercisable	Unexercisable		per Share	Date	Not Vested		Not Vested

Jerry S. Rawls	1,000,000	—		$1.73	6/7/2012	—		—
	200,000	—		$1.95	8/27/2013	—		—
	320,000	80,000	(1)	$1.92	6/2/2014	—		—
	300,000	200,000	(2)	$1.22	6/8/2015	—		—
	160,000	240,000	(3)	$4.63	6/6/2016	—		—
	80,000	320,000	(4)	$2.71	9/7/2017	—		—
	302,083	970,788	(5)	$0.42	12/12/2018	—		—
						53,800	(6)	$35,508
Eitan Gertel	1,642,466	—	(7)	$0.08	4/30/2013	—		—
	652,293	—	(7)	$0.17	6/22/2015	—		—
	619,749	163,000	(8)	$0.86	2/13/2016	—		—
	201,128	59,790	(9)	$0.92	3/13/2016	—		—
	370,128	340,547	(10)	$3.33	2/28/2017	—		—
	182,750	708,257	(5)	$0.42	12/12/2018	—		—
						53,800	(6)	$35,508
						121,326	(11)	$80,075
Stephen K. Workman	100,000	—		$1.80	6/19/2013	—		—
	65,000	—		$1.80	6/19/2013	—		—
	200,000	—		$1.80	6/19/2013	—		—
	75,000	—		$1.95	8/27/2013	—		—
	160,000	40,000	(1)	$1.92	6/2/2014	—		—
	30,000	45,000	(3)	$4.63	6/6/2016	—		—
	15,000	60,000	(4)	$2.71	9/7/2017	—		—
	82,291	368,628	(5)	$0.42	12/12/2018	—		—
						33,000	(6)	$21,780
David Buse	400,000	—		$2.80	12/18/2013	—		—
	160,000	40,000	(1)	$1.92	6/2/2014	—		—
	120,000	80,000	(2)	$1.22	6/8/2015	—		—
	40,000	60,000	(3)	$4.63	6/6/2016	—		—
	15,000	60,000	(4)	$2.71	9/7/2017	—		—
	101,563	432,404	(5)	$0.42	12/12/2018	—		—
						36,700	(6)	$24,222
Mark Colyar	352,237	—	(7)	$0.08	4/30/2013	—		—
	104,368	—	(7)	$0.13	2/28/2014	—		—
	234,825	—	(7)	$0.15	4/4/2015	—		—
	430,531	143,387	(12)	$1.48	4/13/2016	—		—
	102,758	94,495	(13)	$3.33	2/28/2017	—		—
	80,340	371,336	(5)	$0.42	12/12/2018	—		—
						34,200	(6)	$22,572
						54,792	(1)	$36,163
Joseph A. Young	320,000	80,000	(14)	$1.47	10/29/2014	—		—
	120,000	80,000	(2)	$1.22	6/8/2015	—		—
	80,000	80,000	(3)	$4.63	6/6/2016	—		—
	2,174	3,261	(15)	$3.21	3/8/2017	—		—
	40,000	160,000	(4)	$2.71	9/7/2017	—		—
	104,732	475,239	(5)	$0.42	12/12/2018	—		—
						43,000	(6)	$28,380

(1)	The option was granted on June 2, 2004. The option became exercisable as to 20% of the shares on June 2, 2005, vested annually thereafter with respect to an additional 20% of the shares and was fully vested on June 2, 2009.

(2)	The option was granted on June 8, 2005. The option became exercisable as to 20% of the shares on June 8, 2006 and vests annually thereafter with respect to an additional 20% of the shares, to be fully vested on June 8, 2010, assuming continued employment with Finisar.

(3)	The option was granted on June 2, 2006. The option become exercisable as to 20% of the shares on June 2, 2007 and vests annually thereafter with respect to an additional 20% of the shares, to be fully vested on June 2, 2011, assuming continued employment with Finisar.

(4)	The option was granted on September 7, 2007. The option became exercisable as to 20% of the shares on September 7, 2008 and vests annually thereafter with respect to an additional 20% of the shares, to be fully vested on September 7, 2012, assuming continued employment with Finisar.

(5)	The option was granted on December 12, 2008. The option became exercisable as to 25% of the shares on August 12, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on August 12, 2012, assuming continued employment with Finisar.

(6)	The RSU was granted on March 10, 2009 and vests in one installment on March 1, 2010, assuming continued employment with Finisar.

(7)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger.

(8)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 4.166% of the shares on February 14, 2006 and vests in equal monthly installments thereafter, to be fully vested on December 1, 2009, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of 100% of the remaining unvested portion following termination of employment without Cause or for Constructive Discharge (each term as defined in the Optium option plan) within one year of an Acquisition.

(9)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 6.25% of the shares on March 13, 2006 and vests in equal monthly installments thereafter, to be fully vested on December 1, 2009, assuming continued employment with Finisar. The terms of these stock option awards also provide for the acceleration of vesting of 100% of the remaining unvested portion following termination of employment without Cause or for Constructive Discharge (each term as defined in the Optium option plan) within one year of an Acquisition.

(10)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 25% of the shares on March 1, 2008 and vests monthly thereafter, to be fully vested on March 1, 2011, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of (a) 25% of the shares subject to the original grant (or 100% of the remaining unvested portion if less) following termination without Cause or Constructive Termination (each term as defined in the optionee’s employment agreement) prior to an Acquisition and (b) 100% of the remaining unvested portion following termination of employment without Cause or for Constructive Termination (each term as defined in the optionee’s employment agreement) within one year of an Acquisition.

(11)	The RSU was granted by Optium and was assumed by us upon the closing of the Optium merger. The RSU vests as to 20% of the shares at the end of each calendar quarter beginning on October 1, 2008, to be fully vested on December 31, 2010, assuming continued employment with Finisar.

(12)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 25% of the shares on April 1, 2007 and vests monthly thereafter, to be fully vested on April 1, 2010, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of 25% of the shares subject to the original grant (or 100% of the remaining unvested portion if less) following termination of employment without Cause or for Constructive Termination (each term as defined in the Optium option plan or any superseding employment agreement) within one year of an Acquisition.

(13)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 25% of the shares on March 1, 2008 and vests monthly thereafter, to be fully vested on March 1, 2011, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of 25% of the shares subject to the original grant (or 100% of the remaining unvested portion if less) following termination of employment without Cause or Constructive

Termination (each term as defined in the Optium option plan or any superseding employment agreement) within one year of an Acquisition.

(14)	The option was granted on October 29, 2004. The option became exercisable as to 20% of the shares on October 29, 2005 and vests annually thereafter, to be fully vested on October 29, 2009, assuming continued employment with Finisar.

(15)	The option was granted on March 8, 2007. The option became exercisable as to 20% of the shares on March 8, 2008 and vests annually thereafter, to be fully vested on March 8, 2012, assuming continued employment with Finisar.

Option Exercises and Stock Vested

There were no exercises of options to purchase our common stock in the fiscal year ended April 30, 2009 by the persons named in the Summary Compensation Table above. The following table summarizes the number of RSUs held by such persons that vested during the fiscal year ended April 30, 2009.

Option Exercises and Stock Vested

	Number of Shares	Value
Name	Acquired on Vesting (#)	Realized on Vesting

Jerry S. Rawls	—	—
Eitan Gertel	321,001	$161,568
Stephen K. Workman	—	—
David Buse	—	—
Mark Colyar	95,965	57,284
Joseph A. Young	—	—

Potential Payments Upon Termination or Change in Control

Cash Payments and/or Acceleration of Vesting Following Certain Termination Events

We have employment agreements, as well as equity incentive agreements, with Eitan Gertel and Mark Colyar that provide for cash payments and/or acceleration of vesting following certain termination events. Except as described below in “— Automatic Acceleration of Vesting Following a Change in Control” and “— Executive Retention and Severance Plan,” no named executive officer is entitled to any cash payments and/or acceleration of vesting following a change in control of Finisar unless a termination event also occurs.

The tables below set forth the cash payments and the intrinsic value (that is, the value based upon our stock price on April 30, 2009, minus any exercise price) of any equity incentives subject to acceleration of vesting that Messrs. Gertel and Colyar would be entitled to receive in the event that such executive officer (i) had been terminated by us without cause on April 30, 2009, (ii) had resigned following a demotion, reduction in base salary or involuntary relocation, referred to as a resignation for good reason, on April 30, 2009, (iii) had been terminated by us without cause on April 30, 2009, (iv) had resigned for good reason on April 30, 2009 or (v) had been terminated as the result of death or disability. The value of the acceleration of vesting of equity incentives as of April 30, 2009 utilizes a per share value of our common stock of $0.70, the closing price of our common stock on the Nasdaq Global Select Market on April 29, 2009. In each case, the amounts set forth in the tables below are subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not include any life insurance proceeds in the event of death or disability benefits in the event of disability.

Eitan Gertel.  Mr. Gertel, our Chief Executive Officer, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was three years, provided that the term of the agreement is automatically extended for an additional term of one year on the third anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Gertel to a base salary of $444,000, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Gertel is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off, and two years severance if such termination occurs within one year following the Optium merger (or prior to August 29, 2009). In addition, if he resigns for good reason, we will be obligated to pay him one year severance (two years if such termination occurs prior to August 29, 2009). Certain of Mr. Gertel’s equity incentive agreements provide for the acceleration of vesting of all or a portion of the unvested equity incentives upon any of the termination events described above. Mr. Gertel’s employment agreement also entitles him to receive a payment equal to any excise taxes (with a full gross-up) he incurs under Section 4999 of the Internal Revenue Code in connection with any payments made to him in connection with a termination without cause or resignation for good reason prior to August 29, 2009.

					Involuntary		Voluntary
					Termination		Termination for
	Involuntary		Voluntary		without Cause		Good Reason			Termination
	Termination		Termination for		Prior to August 29,		Prior to August 29,		Termination	upon
Payments and Benefits	without Cause		Good Reason		2009		2009		upon Death	Disability

Cash severance	$628,643		$628,643		$1,213,008		$1,213,008		$—	$—
Health care benefits	18,528		18,528		18,528		18,528		18,528	18,528
Acceleration of equity incentives	0	(1)	0	(1)	0	(1)	0	(1)	—	—
Excise tax gross-up	—		—		538,602		538,602		—	—

Total	$647,171		$647,171		$1,770,138		$1,770,138		$18,528	$18,528

(1)	The exercise prices of the accelerated options were greater than the closing sales price of Finisar’s common stock on April 29, 2009, which was $0.70 per share.

Mark Colyar.  Mr. Colyar, our Senior Vice President, Operations and Engineering, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was two years, provided that the term of the agreement is automatically extended for an additional term of one year on the second anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Colyar to a base salary of $281,500, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Colyar is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off, and if Mr. Colyar resigns for good reason within twelve months following the Optium merger, we will also be obligated to pay him one year severance. Certain of Mr. Colyar’s equity incentive agreements provide for the acceleration of vesting of all or a portion of the unvested equity incentives upon any of the termination events described above.

			Involuntary	Voluntary
			Termination	Termination for
	Involuntary	Voluntary	without Cause	Good Reason		Termination
	Termination	Termination for	Prior to August 29,	Prior to August 29,	Termination	upon
Payments and Benefits	without Cause	Good Reason	2009	2009	upon Death	Disability

Cash severance	$289,399	$—	$274,439	$274,439	$—	$—
Health care benefits	18,528	—	18,528	18,528	18,528	18,528
Acceleration of equity incentives	0 (1)	—	0 (1)	0 (1)	—	—

Total	$307,927	$—	$292,967	$292,967	$18,528	$18,528

(1)	The exercise prices of the accelerated options were greater than the closing sales prices of Finisar’s common stock on April 29, 2009, which was $0.70 per share.

Executive Retention and Severance Plan

Jerry S. Rawls, Eitan Gertel, Stephen K. Workman, Mark Colyar and Joseph A. Young are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the executive severance plan. In addition, the plan provides that the vesting of stock options and RSUs held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination. In the event the employment of any of our named executive officers were to be terminated without cause or for good reason, within 18 months following a change in control of us, each as of April 30, 2009, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Name	Cash Severance

Jerry S. Rawls	$37,407 per month for 24 months
Eitan Gertel	$38,544 per month for 24 months
Stephen K. Workman	$23,902 per month for 24 months
Mark Colyar	$25,056 per month for 24 months
Joseph A. Young	$30,818 per month for 24 months

Benefits to Messrs. Gertel and Colyar under the Executive Retention and Severance Plan will be reduced by the amount of comparable benefits to which they are entitled under the employment agreements described above.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

In the event the employment of any of Finisar’s named executive officers were to be terminated without cause or for good reason within 18 months following a change in control of us, each as of April 30, 2009, the following individuals would be entitled to accelerated vesting of their outstanding stock options and RSUs described in the table below:

Name	Value of Equity Awards(1)

Jerry S. Rawls	Accelerated vesting of 1,810,788 options with a value of $232,989 and 53,800 RSUs with a value of $35,508.
Eitan Gertel	Accelerated vesting of 1,271,594 options with a value of $169,982 and 175,126 RSUs with a value of $115,583.
Stephen K. Workman	Accelerated vesting of 513,627 options with a value of $88,470 and 33,000 RSUs with a value of $21,780.
Mark Colyar	Accelerated vesting of 609,318 options with a value of $89,121 and 88,992 RSUs with a value of $58,735.
Joseph A. Young	Accelerated vesting of 918,499 options with a value of $114,057 and 43,000 RSUs with a value of $28,380.

(1)	Potential incremental gains are net values based on the aggregate difference between the respective exercise prices and the closing sale price of Finisar’s common stock on April 30, 2009, which was $0.66 per share.

Director Compensation

Non-employee directors (other than Morgan Jones) receive an annual retainer of $30,000 and $2,000 for attendance in person ($1,000 for attendance by telephone) at each meeting of the board of directors or committee meeting (with regular quarterly meetings of the board of directors and committee meetings held on the day of such regular board meetings considered to be a single meeting). The Lead Director receives an additional amount of $20,000 per year for serving in that capacity. In addition, members of the standing committees of the board receive annual retainers, payable quarterly, in the following amounts:

		Other
Committee	Chair	Members

Audit	$20,000	$10,000
Compensation	$15,000	$7,500
Nominating and Governance	$12,500	$6,000

We also reimburse directors for their reasonable expenses incurred in attending meetings of the board of directors and its committees.

In February 2008, in connection with the broad-based 10% reduction in base salaries of our employees described above, all cash compensation payable to non-employee directors was temporarily reduced by 10% from the amounts described above. This 10% reduction in non-employee director compensation is expected to be reversed at such time as the 10% reduction in base salaries applicable to employees is reversed.

In addition, all new, non-employee directors are granted an option to purchase 70,000 shares of our common stock upon their initial election to the board and an option to purchase 30,000 shares of our common stock on an annual basis. The grant of the annual options to non-employee directors is generally made at the first meeting of the board of directors in each fiscal year. The initial options vest over a period of three years from the date of grant, and the annual options vest on the first anniversary of the date of grant. As with all options, the per-share exercise price of each such option will equal the fair market value of a share of common stock on the date of grant.

Effective May 1, 2008, our board approved an additional annual grant of 10,000 shares of restricted stock which will vest one year from the date of grant. The board also approved a policy under which non-employee directors may elect to convert some or all of the annual retainers for their board and committee service (but not their per meeting fees) into RSUs at the rate of $1.20 of stock value for each $1.00 of the retainer converted. The election must be made before the date of the second regular meeting of the board during the fiscal year (the date when the first installment of the retainer is otherwise paid). The stock will be valued, for purposes of the conversion, at the grant date for options granted at that meeting, and the RSUs will vest one year thereafter.

In December 2008, as part of a broad-based company-wide grant, each non-employee director (other than Morgan Jones) received a special stock option award intended to partially address concerns with respect to the diminished incentive value of stock options held by such director with exercise prices higher than the current market value based on the relative holdings of such stock options.

The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 30, 2009:

Director Compensation Table

	Fees Earned or	Stock	Option	All Other	Total
Name	Paid in Cash	Awards(1)	Awards(1)(2)	Compensation	Compensation

Christopher Crespi	$27,267	$—	$2,246	$—	$29,513
Roger C. Ferguson	129,350	13,983	41,702	—	185,035
David C. Fries	69,925	13,983	41,668	—	125,576
Morgan Jones	—	—	—	—	—
Larry D. Mitchell	121,195	13,983	42,632	—	177,810
Robert N. Stephens	67,899	13,983	41,955	—	123,837
Dominique Trempont	91,475	13,983	42,072	—	147,530

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123R with respect to the fiscal year ended April 30, 2009. The assumptions used by Finisar with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 17 — Stockholders’ Equity” included in this annual report.

(2)	The following table sets forth certain information with respect to the options granted during or for the fiscal year ended April 30, 2009 to each non-employee member of our board of directors:

		Number of	Exercise	Grant Date
		Shares of	Price of	Fair Value
		Common Stock	Option Awards	of Option
Name	Grant Date	Underlying Options	($/Share)	Awards

Christopher Crespi	12/12/2008	69,578	$0.42	$19,113
Roger C. Ferguson	6/17/2008	30,000	1.61	29,793
	6/17/2008	20,000	3.62	14,316
	9/11/2008	20,000	1.26	15,610
	12/12/2008	43,334	0.42	11,904
David C. Fries	6/17/2008	30,000	1.61	29,793
	6/17/2008	20,000	3.62	14,316
	12/12/2008	33,334	0.42	9,157
Morgan Jones	—	—	—	—
Larry D. Mitchell	6/17/2008	30,000	1.61	29,793
	6/17/2008	20,000	3.62	14,319
	9/11/2008	10,000	1.26	7,805
	12/12/2008	70,000	0.42	19,229
Robert N. Stephens	6/17/2008	30,000	1.61	29,793
	6/17/2008	20,000	3.62	14,316
	12/12/2008	33,334	0.42	9,157
Dominique Trempont	6/17/2008	30,000	1.61	29,793
	6/17/2008	20,000	3.62	14,316
	9/11/2008	10,000	1.26	7,805
	12/12/2008	36,667	0.42	10,072

Equity Compensation Plan Information

We currently maintain five compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 1989 Stock Option Plan, the 2005 Stock Incentive Plan, the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan, which have been approved by our stockholders, and the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, which has not been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2009:

Number of Shares
Remaining
	Number of Shares	Weighted-	Available for
	to be Issued upon	Average	Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Shares Reflected
	Rights	Rights	in Column(a))
Plan Category(1)	(a)	(b)	(c)

Equity compensation plans approved by stockholders	75,997,975	$1.81	32,407,350 (1)
Equity compensation plan not approved by stockholders(2)(3)	1,452,498	$3.47	2,925,252

(1)	Consists of shares available for future issuance under the plans. In accordance with the terms of the Employee Stock Purchase Plan, the number of shares available for issuance under the Employee Stock Purchase Plan and the International Employee Stock Purchase Plan will increase by 1,000,000 shares on May 1 of each calendar year until and including May 1, 2010. In accordance with the terms of the 2005 Stock Incentive Plan, the number of shares of our common stock available for issuance under the 2005 Stock Incentive Plan will increase on May 1 of each calendar year until and including May 1, 2015 by an amount equal to five percent (5%) of the number of shares of our common stock outstanding as of the preceding April 30.

(2)	Excludes options assumed by us in connection with acquisitions of other companies. As of April 30, 2009, 13,337,825 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $1.35 per share. No additional options may be granted under these assumed equity rights.

(3)	A total of 5,850,000 shares of our common stock have been reserved for issuance under the 2001 Plan. As of April 30, 2009, a total of 1,472,250 shares of common stock had been issued upon the exercise of options granted under the 2001 Plan.

Material Features of the 2001 Nonstatutory Stock Option Plan

As of April 30, 2009, 2,925,252 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provides for the granting of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person is eligible to be granted an option under the 2001 Plan whose eligibility would require approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of July 31, 2009 by:

•	each stockholder who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers listed in the Summary Compensation Table in Item 11; and

•	all of our executive officers and directors as a group:

	Shares of Common Stock
	Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders:
T. Rowe Price Associates, Inc.(2)	44,351,556	9.15%
100 E. Pratt Street Baltimore, MD 21202
Battery Ventures(3)	42,042,076	8.68
930 Winter Street, Suite 2500 Waltham, MA 02451
Directors:
Jerry S. Rawls(4)	8,548,859	1.75
Eitan Gertel(5)	6,651,353	1.36
Christopher Crespi(6)	259,973	*
Roger C. Ferguson(7)	228,958	*
David C. Fries(8)	124,583	*
Morgan Jones(9)	—	*
Larry D. Mitchell(10)	283,125	*
Robert N. Stephens(11)	124,583	*
Dominique Trempont(12)	136,041	*
Named Executive Officers:
Stephen K. Workman(13)	1,379,187	*
David Buse(14)	985,435	*
Mark Colyar(15)	2,093,917	*
Joseph A. Young (16)	944,943	*
All executive officers and directors as a group (14 persons)(17)	20,775,522	4.18%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each of the named individuals is: c/o Finisar Corporation, 1308 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following July 31, 2009 are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 484,608,858 shares of common stock outstanding as of July 31, 2009 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following July 31, 2009. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)	Based on information contained in a Schedule 13G dated February 13, 2009, filed with the Securities and Exchange Commission.

(3)	Based on information contained in a Schedule 13G dated February 9, 2009, filed with the Securities and Exchange Commission. Consists of 40,361,076 shares held y Battery Ventures VI, L.P. (“BV6”) and 1,681,710 shares held by Battery Investment Partners VI, LLC (“BIP6”). The sole general partner of BV6 is Battery Partners VI, LLC (“BPVI LLC”). The managing members of BPVI LLC are Thomas J. Crotty, Oliver D. Curme, Richard D. Frisbie, Morgan M. Jones (one of our directors), Kenneth P. Lawler, Mark H. Sherman, R. David Tabors and Scott R. Tobin, who hold voting and dispositive power for the shares held by BV6. Each of Messrs. Crotty, Curme, Frisbie, Jones, Lawler, Sherman, Tabors and Tobin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The managing members of BIP6 are Thomas J. Crotty and Oliver D. Curme, who hold voting and dispositive power for the shares held by BIP6. Mr. Jones is a member of BIP6. Each of Messrs. Crotty, Curme and Jones disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(4)	Includes 2,773,189 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes 2,899,467 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(5)	Includes (a) 4,109,613 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009 and (b) 255,257 shares issuable upon exercise of a warrant that is immediately exercisable. With respect to the 4,109,613 shares issuable to Mr. Gertel upon exercise of stock options, 108,677 of such shares as of September 29, 2009 (60 days from July 31, 2009) would be subject to a right of repurchase by Finisar at a per share price equal to the lesser of cost or fair market value at the time of repurchase in the event that Mr. Gertel’s service relationship were terminated on September 29, 2009 without any acceleration of vesting with respect to such shares. This right of repurchase would expire periodically through March 14, 2010 on the same vesting schedule as that for the applicable stock options.

(6)	Includes 235,915 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(7)	Includes 148,958 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(8)	Includes 114,583 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(9)	Does not include shares held by the funds described in note (3) above. Mr. Jones disclaims beneficial ownership of all shares held by the funds, except to the extent of his pecuniary interest therein.

(10)	Includes 240,625 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(11)	Includes 114,583 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(12)	Includes 126,041 shares issuable upon exercise of options exercisable within 60 days following July 31 2009.

(13)	Includes 877,105 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(14)	Includes 963,646 shares issuable upon exercise of options. Mr. Buse resigned from the Company, effective July 15, 2009, in connection with the sale of assets of the Network Tools Division.

(15)	Includes (a) 1,549,771 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009 and (b) 45,405 shares issuable upon exercise of a warrant that is immediately exercisable. With respect to the 1,549,771 shares issuable to Mr. Colyar upon exercise of stock options, 83,601 of such shares as of September 29, 2009 (60 days from July 31, 2009) would be subject to a right of repurchase by Finisar at a per share price equal to the lesser of cost or fair market value at the time of repurchase in the event that Mr. Colyar’s service relationship were terminated on September 29, 2009 without any acceleration of vesting with respect to such shares. This right of repurchase would expire periodically through April 14, 2010 on the same vesting schedule as that for the applicable stock options.

(16)	Includes 890,008 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

(17)	Includes 12,270,315 shares issuable upon exercise of options exercisable within 60 days following July 31, 2009.

Item 13.	Certain Relationships and Related Transactions.

Other than as described below and the compensation arrangements and other arrangements described in Item 11. Executive Compensation above, in our fiscal year ended April 30, 2009, we were not a party to, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer and a member of our board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, we entered into a volume supply agreement, at rates which we believe to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for Finisar. In addition, Fabrinet purchases certain products from Finisar. We recorded purchases of $28.5 million from Fabrinet and Fabrinet purchased products from us totaling to $16.2 million during the four months ended August 29, 2008, the date on which Dr. Levinson resigned as a member of our board of directors. During the fiscal years ended April 30, 2008 and 2007, we recorded purchases from Fabrinet of approximately $70.2 million and $77.2 million, respectively, and Fabrinet purchased products from us totaling approximately $33.6 million and $42.8 million, respectively. At August 29, 2008 and at April 30, 2008, we owed Fabrinet approximately $7.1 million and $7.0 million, respectively, and Fabrinet owed us $6.0 million and $5.7 million, respectively.

Guy Gertel, the brother of Eitan Gertel, our Chief Executive Officer, provided sales and marketing services to Optium through GHG Technologies, a company he owns. Subsequent to the Optium merger, GHG Technologies has continued to provide such services to Finisar. For services rendered from the closing of the Optium merger on August 29, 2008 (when Eitan Gertel became our Chief Executive Officer) through April 30, 2009, we paid GHG Technologies $113,010 in cash compensation. In addition, the Company granted to Guy Gertel, for no additional consideration, 26,950 shares of restricted stock with a fair market value of $9,163, which vests with respect to one-tenth (1/10) of the total shares on the first day of each month beginning June 1, 2009 and ending March 1, 2010, subject to Mr. Gertel’s continuing to provide services to Finisar. We believe that the cash payments to GHG were fair and reasonable and were comparable to that which would have been paid to an unaffiliated party in an arms’ length transaction. The restricted stock award was consistent with the type and size of grants made to our other sales professionals.

The Audit Committee is responsible for reviewing and approving any transactions between the Company and any related parties.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us for the fiscal years ended April 30, 2009 and April 30, 2008 by our principal accounting firm, Ernst & Young LLP:

	Year Ended	Year Ended
	April 30, 2009	April 30, 2008

Audit fees(1)	$2,650,000	$2,200,000
Audit-related fees(2)	26,000	57,000
Tax fees(3)	100,000	19,000

Total Fees	$2,776,000	$2,276,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and concerning financial reporting, and attest services.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits and financial due diligence.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

The Audit Committee has determined that all services performed by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services provided by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chair of the Audit Committee the authority to approve permitted services, provided that the chair reports any decisions to the Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following documents are filed as part of this report:

31.1	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Co-Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 28th day of August, 2009.

FINISAR CORPORATION

By	/s/ Stephen K. Workman
Stephen K. Workman
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)