Form 10-Q
period 2009-08-02
FINISAR CORP
filed 2009-09-11
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-27999

Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of	94-3038428 (I.R.S. Employer
incorporation or organization)	Identification No.)

1389 Moffett Park Drive
Sunnyvale, California	94089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
408-548-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 31, 2009, there were 515,017,220 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended August 2, 2009

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2009	April 30, 2009 *
	(In thousands, except share and per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,327	$37,129
Short-term available-for-sale investments	92	92
Accounts receivable, net of allowance for doubtful accounts of $2,184 at August 2, 2009 and $1,069 at April 30, 2009	99,466	81,820
Accounts receivable, other	8,512	10,033
Inventories	108,686	107,764
Prepaid expenses	5,568	6,795
Current assets associated with discontinued operations	—	4,863

Total current assets	282,651	248,496
Property, plant and improvements, net	79,492	81,606
Purchased technology, net	15,267	16,459
Other intangible assets, net	13,102	13,427
Minority investments	14,289	14,289
Other assets	2,427	2,584
Non-current assets associated with discontinued operations	—	3,527

Total assets	$407,228	$380,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,264	$48,421
Accrued compensation	9,048	11,428
Other accrued liabilities (Note 10)	25,102	30,513
Deferred revenue	2,073	1,053
Current portion of long-term debt (Note 12)	6,173	6,107
Non-cancelable purchase obligations	657	2,965
Current liabilities associated with discontinued operations	—	3,810

Total current liabilities	95,317	104,297
Long-term liabilities:
Convertible notes (Note 11)	135,490	134,255
Long-term debt, net of current portion (Note 12)	13,737	15,305
Other non-current liabilities	2,352	3,161
Deferred income taxes	973	1,149

Total liabilities	247,869	258,167
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 2, 2009 and April 30, 2009	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 486,006,907 shares issued and outstanding at August 2, 2009 and 477,492,057 shares issued and outstanding at April 30, 2009	486	477
Additional paid-in capital	1,838,083	1,830,807
Accumulated other comprehensive income	6,552	2,662
Accumulated deficit	(1,685,762)	(1,711,725)

Total stockholders’ equity	159,359	122,221

Total liabilities and stockholders’ equity	$407,228	$380,388

*	The condensed consolidated balance sheet at April 30, 2009 has been derived from audited consolidated financial statements at that date, revised for retrospective application of FASB Staff Position Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement) (FSP APB 14-1).

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	August 2, 2009	August 3, 2008 *

Revenues	$128,725	$115,774
Cost of revenues	98,130	74,135
Amortization of acquired developed technology	1,193	850

Gross profit	29,402	40,789

Operating expenses:
Research and development	21,047	17,413
Sales and marketing	6,819	6,876
General and administrative	9,621	8,511
Amortization of purchased intangibles	701	129

Total operating expenses	38,188	32,929

Income (loss) from operations	(8,786)	7,860

Interest income	10	968
Interest expense	(2,434)	(5,243)
Other income (expense), net	253	103

Income (loss) from continuing operations before income taxes	(10,957)	3,688
Provision for income taxes	159	746

Net income (loss) from continuing operations	$(11,116)	$2,942

Income (loss) from discontinued operations, net of income taxes	$37,079	$(125)

Net income	$25,963	$2,817

Net income (loss) per share:
Basic
Continuing operations	$(0.02)	$0.01
Discontinued operations	$0.08	$(0.00)

Diluted
Continuing operations	$(0.02)	$0.01
Discontinued operations	$0.07	$(0.00)

Weighted average number of common shares outstanding:
Basic	481,444	310,133
Diluted	502,106	311,614

*	The condensed consolidated statement of operations for the three months ended August 3, 2008 has been revised for the retrospective application of FSP APB 14-1. See Note 1. Basis of Presentation.
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 2, 2009	August 3, 2008

Operating activities
Net income	$25,963	$2,817
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	7,418	6,647
Stock-based compensation expense	4,872	3,057
Amortization of beneficial conversion feature of convertible notes	—	1,146
Non-cash interest cost on 2.5% convertible senior subordinated notes	1,235	1,235
Amortization of purchased technology and finite lived intangibles	778	268
Amortization of acquired developed technology	1,362	1,246
Loss on sale or retirement of assets	21	413
Gain on remeasurement of derivative liability	—	(1,135)
(Gain) loss on sale of equity investment	(375)	—
(Gain) loss on sale of a product line	(1,250)	919
Gain on sale of discontinued operations	(36,053)	—
Other than temporary decline in fair market value of equity security	—	735
Changes in operating assets and liabilities:
Accounts receivable	(17,646)	(9,181)
Inventories	(834)	(8,980)
Other assets	2,638	(1,979)
Deferred income taxes	(176)	551
Accounts payable	3,843	6,302
Accrued compensation	(2,720)	(876)
Other accrued liabilities	(5,718)	(436)
Deferred revenue	168	523

Net cash provided by (used in) operating activities	(16,474)	3,272
Investing activities
Purchases of property, equipment and improvements	(3,150)	(5,643)
Sale of short and long-term investments, net	14	8,852
Proceeds from sale of equity investment	375	—
Purchase of intangible assets	(375)	—
Proceeds from disposed product line	1,250	—
Proceeds from sale of discontinued operations	40,683	—

Net cash provided by investing activities	38,797	3,209
Financing activities
Repayment of convertible notes related to acquisition	—	(11,918)
Proceeds from term loan	—	20,000
Repayments of liability related to sale-leaseback of building	—	(101)
Repayments of borrowings under notes	(1,503)	(492)
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	2,378	3,087

Net cash provided by financing activities	875	10,576

Net increase in cash and cash equivalents	23,198	17,057
Cash and cash equivalents at beginning of period	37,129	79,442

Cash and cash equivalents at end of period	$60,327	$96,499

Supplemental disclosure of cash flow information
Cash paid for interest	$341	$81
Cash paid for taxes	$180	$179
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Description of Business
     Finisar Corporation is a leading provider of optical subsystems and components that connect local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances from 100 meters up to 200 kilometers. The Company also provides products for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. The Company’s manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company sells its optical subsystem and component products to manufacturers of storage and networking equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs.
     On August 29, 2008, Finisar completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and CATV systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. The Company believes that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, the Company has realized and expects to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. At the closing of the merger, the Company issued 160,808,659 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium.
     The Company formerly provided network performance test systems through its Network Tools Division. On July 15,2009 the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the operating results of this business, the assets and liabilities through the date of its disposition and for all applicable prior periods are reported as discontinued operations in the condensed consolidated financial statements for the period ended August 2, 2009. See Note 3 for further details regarding the sale of division.
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Finisar’s principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and its telephone number at that location is (408) 548-1000.
     The accompanying unaudited condensed consolidated financial statements as of August 2, 2009 and for the three month periods ended August 2, 2009 and August 3, 2008, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at August 2, 2009 and its operating results and cash flows for the three month periods ended August 2, 2009 and August 3, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2009. The Company has evaluated subsequent events through September 11, 2009, the date these financial statements were issued.

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
Convertible Senior Subordinated Notes
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force (“EITF”) Issue No. 90-19, Convertible Bonds with Issuer Option to Settle for Cash upon Conversion, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. On May 1, 2009, the Company adopted the provisions of FSP APB 14-1 on a retrospective basis and reflected additional interest expense of $1.2 million for each of the three months ended August 2, 2009 and August 3, 2008, respectively, in its Condensed Consolidated Statement of Operations. In addition, the retrospective adoption of FSP APB 14-1 decreased debt issuance costs included in other assets by an aggregate of $313,000, decreased convertible senior notes, net included in long-term liabilities by $7.7 million, and increased total stockholders’ equity by $7.4 million after a charge of $12.1 million to accumulated deficit on its Condensed Consolidated Balance Sheet as of April 30, 2009. See Note 11 for the impact of the adoption of FSP APB 14-1 on prior period balances.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
2. Summary of Significant Accounting Policies
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
Segment Reporting
     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Prior to the first quarter of fiscal 2010, the Company had determined that it operated in two segments consisting of optical subsystems and components and network test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment consisting of optical subsystems and components.
Concentrations of Credit Risk
     Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, available-for-sale and restricted investments and accounts receivable. The Company places its cash, cash equivalents and available-for-sale investments with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 48.0% of total accounts receivable at August 2, 2009 and April 30, 2009, respectively. As of August 2, 2009, two customers accounted for 18% and 10%, respectively, of total accounts receivable. As of April 30, 2009, two customers accounted for 19% and 17%, respectively, of total accounts receivable.
     The Company sells products primarily to customers located in Asia and North America. During the three months ended August 2, 2009 and August 3, 2008, sales of optical subsystems and components to one customer represented 16% and 18%, respectively, of total revenues. No other customer accounted for more than 10% of total revenues in either of these fiscal periods
     Included in the Company’s condensed consolidated balance sheet at August 2, 2009 are the net assets of the Company’s manufacturing operations, substantially all of which are located at its overseas manufacturing facilities and which total approximately $73 million.
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
Advertising Costs
     Advertising costs are expensed as incurred. Advertising is used infrequently in marketing the Company’s products. Advertising costs were $12,000 and $6,000 in the three months ended August 2, 2009 and August 3, 2008, respectively.
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
     Other Investments
     The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of the investment.
Fair Value Accounting
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”). FAS 159 expands the use of fair value accounting to eligible financial assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year commencing after November 15, 2007. The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments. As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations for the periods presented in this report. However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.
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

     The Company adopted the effective portions of SFAS 157 on May 1, 2008. In February 2008, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2 (“FSP 157-1 and “FSP 157-2”). FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of FSP 157-2 in first quarter of fiscal 2010 on a prospective basis for its non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of FSP 157-2 did not have a material impact on the financial condition, results of operations or cash flows of the Company.
     The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper. Please see note 8 for additional details regarding fair value of our investments.
     The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of August 2, 2009.
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
Goodwill and Other Intangible Assets
     Goodwill, purchased technology, and other intangible assets result from acquisitions accounted for under the purchase method. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to seven years. The amortization of goodwill ceased with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), beginning in the first quarter of fiscal 2003. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Intangible assets with finite lives are amortized over their estimated useful lives.
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
     Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended August 2, 2009 and August 3, 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of SFAS 123R, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and compensation expense for the stock-based payment awards granted subsequent to April 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	August 2,	August 3,
	2009	2008
Numerator:
Net income (loss) from continuing operations	$(11,116)	$2,942
Net income (loss) from discontinued operations	$37,079	$(125)

Denominator for basic net income (loss) per share from continuing operations and basic net income (loss) per share from discontinued operations
Weighted-average shares outstanding — basic	481,444	310,133

Effect of dilutive securities:
Weighted-average shares outstanding — employee stock options	6,911	1,481
Weighted-average warrants outstandig	256
Conversion of convertible subordinated notes	13,495

Weighted-average shares outstanding — diluted	502,106	311,614

Denominator for diluted net income (loss) per share:
From continuing operations	481,444	311,614
From discontinued operations	502,106	310,133

Basic net income (loss) per share
From continuing operations	(0.02)	0.01
From discontinued operations	$0.08	$(0.00)

Diluted net income (loss) per share
From continuing operations	$(0.02)	$0.01
From discontinued operations	$0.07	$(0.00)

     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008
Employee stock opitons	6,911	—
Conversion of convertible subordinated notes	13,495	30,167
Warrants assumed in acquisition	256	21

	20,662	30,188

Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), establishes rules for reporting and display of comprehensive income or loss and its components. SFAS 130 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).
     The components of comprehensive income for the three months ended August 2, 2009 and August 3, 2008 were as follows (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008

Net income	$25,963	$2,817
Foreign currency translation adjustment, net of income taxes	3,876	(1,953)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss, net of income taxes	14	(850)

Comprehensive income	$29,853	$14

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	August 2, 2009	April 30, 2009
Net unrealized losses on available-for-sale securities	$(7)	$(21)
Cumulative translation adjustment	6,559	2,683

Accumulated other comprehensive income	$6,552	$2,662

Income Taxes
     The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.
     The Company records a valuation allowance to reduce its deferred tax assets to an amount that it estimates is more likely than not to be realized. The Company considers estimated future taxable income and prudent tax planning strategies in determining the need for a valuation allowance. When the Company determines that it is more likely than not that some or all of its tax attributes will be realizable by either refundable income taxes or future taxable income, the valuation allowance will be reduced and the related tax impact will be recorded to the provision in that quarter. Likewise, should the Company determine that it is not likely to realize all or part of its deferred tax assets in the future, an increase to the valuation allowance would be recorded to the income tax provision in the period such determination was made.

Recent Adoption of New Accounting Standards
     In May 2008, the FASB issued FSP APB 14-1 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this pronouncement in the first quarter of fiscal 2010. See Note 11 for the impact of the adoption of FSP APB 14-1 on the Company’s financial position and results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the Company beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. The implementation of this standard did not have any impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q report have been evaluated for disclosure and recognition.
     In April 2009, the FASB issued SFAS No. 107-1 and Accounting Principle Board (“APB”) Opinion No. 28-1 (“APB No. 28-1”), “Interim Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107-1” and “APB No. 28-1”). SFAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. SFAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted these standards as of May 1, 2009. As SFAS No. 107-1 and APB No. 28-1 relate specifically to disclosures, these standards had no impact on the Company’s financial condition, results of operations or cash flows. See note 25 for further discussion.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard had no impact on the Company’s financial condition, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with SFAS 141R. The Company expects FAS No. 141R will have an impact on its consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it may consummate after the effective date. There were no business combinations consummated in the first quarter of fiscal 2010 by the Company.
     Pending Adoption of New Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of fiscal 2010, and accordingly, its Quarterly Report on Form 10-Q for the quarter ending November 1, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The codification will not have an impact on the Company’s financial condition, results of operations or cash flows.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed its assessment of the impact SFAS 167 will have on its financial condition, results of operations or cash flows.
          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”), an amendment of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The FASB’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.
3. Discontinued Operations
     During the three months ended August 2, 2009, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.6 million in cash and recorded a net gain on sale of the business of $36.1 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, the operating results of this business, through the date of its disposition and for all applicable prior periods are reported as discontinued operations in the condensed consolidated financial statements for the period ending August 2, 2009. The assets and liabilities related to this business, have been classified as discontinued operations in the consolidated financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated to exclude assets, liabilities and results of operations related to the discontinued operations. In accordance with SFAS No. 95, Statement of Cash Flows, the Company has elected not to separately disclose the cash flows associated with the discontinued operations in the consolidated statements of cash flow.
     The following table summarizes results form discontinued operations (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008

Net revenue	$6,753	$12,938
Gross profit	4,892	8,633
Income (loss) from discontinued operations	1,026	(125)
Gain on sale of discontinued operations	36,053	—
Income (loss) from discontinued operations	$37,079	$(125)

     The following table summarizes assets and liabilities classified as discontinued operations (in thousands):

April 30, 2009
ASSETS
Current assets:
Prepaid expenses	$327
Inventories	4,536

Total current assets	4,863

Purchased technoloy, net	$204
Other intangible assets, net	889
Property, plant and improvements, net	2,434

Total assets of discontinued operations	$8,390

LIABILITIES
Current liabilities:
Warranty accrual	200
Deferred revenue	3,610

Total liabilities of discontinued operations	$3,810

     The following table summarizes the gain on sale of discontinued operations (in thousands) :

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,295)
Intangibles	(845)
Liabilities transferred
Deferred Revenue	3,102
Other accruals	312
Other charges	(90)

$36,053

     The Company has entered into a transition services agreement with the buyer of the Network Tools business. The Company evaluated the agreement for continuing cash flows and concluded that the cash flows from continuation of activities are not expected to extend beyond one year. Under this agreement, the Company will provide manufacturing services to the buyer for a period which is not expected to be more than one year. The buyer will reimburse the Company for material costs plus 10% for the first six months, plus 12% for the first three months of any extension and plus 15% for the second three months of any extension. The buyer will also pay the Company a fixed fee of $50,000 per month to cover manufacturing overhead and direct labor costs. Under the agreement, the buyer will also pay a fixed fee for leasing the Company’s facilities and a service fee for the use of the Company’s information technology, communication services and employee services. The duration for which these services will be provided is not expected to be more than three to six months.
4. Inventories
     Inventories consist of the following (in thousands):

	August 2, 2009	April 30, 2009

Raw materials	$34,707	$36,153
Work-in-process	40,442	36,042
Finished goods	33,537	35,569

Total inventories	$108,686	$107,764

     During the three months ended August 2, 2009 and August 3, 2008, the Company recorded charges of $9.2 million and $2.6 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $2.7 million and $1.8 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	August 2, 2009	April 30, 2009
Buildings	$7,549	$7,416
Computer equipment	33,741	33,232
Office equipment, furniture and fixtures	3,791	3,739
Machinery and equipment	158,361	154,505
Leasehold improvements	17,800	17,246
Contruction-in-process	404	445

Total	221,646	216,583
Accumulated depreciation and amortization	(142,154)	(134,977)

Property, equipment and improvements (net)	$79,492	$81,606

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
7. Intangible Assets
     The following table reflects intangible assets subject to amortization as of August 2, 2009 and April 30, 2009 (in thousands):

	August 2, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,937	$(60,670)	$15,267
Purchased trade name	1,172	(1,080)	92
Purchased customer relationships	15,970	(3,335)	12,635
Purchased patent	375	—	375

Totals	$93,454	$(65,085)	$28,369

	April 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(59,478)	$16,458
Purchased trade name	1,172	(805)	367
Purchased customer relationships	15,970	(2,909)	13,061

Totals	$93,078	$(63,192)	$29,886

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2010	$4,931
2011	6,190
2012	5,373
2013	3,961
2014 and beyond	7,914

total	$28,369

8. Investments
Available-for-Sale Investments
     The following table presents the summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of August 2, 2009 (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets	Observable	Significant
	For Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents and available-for-sale investments:
Money market funds	$40	$—	$—	$40
Mortgage-backed debt	—	92	—	92

Total cash equivalents, and available-for-sale investments	$40	$92	$—	$132

Cash				60,287

Total cash, cash equivalents and available-for-sale investments				$60,419

Reported as:
Cash and cash equivalents				$60,327
Short-term available-for-sale investments				92
Long-term available-for-sale investments				—

Total cash, cash equivalents, and available-for-sale investments				$60,419

     The following table presents the summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets	Observable	Significant
	For Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents, and available-for-sales investments:
Money market funds	$25	$—	$—	$25
Mortgage-backed debt	—	92	—	92

Total cash equivalents and available-for-sales investments	$25	$92	$—	117

Cash				37,104

Total cash, cash equivalents, and available-for-sales investments				$37,221

Reported as:
Cash and cash equivalents				$37,129
Short-term available-for-sale investments				92
Long-term available-for-sale investments				—

Total cash, cash equivalents, and available-for-sales investments				$37,221

     The following is a summary of the Company’s available-for-sale investments by contractual maturity (in thousands):

	August 2, 2009		April 30, 2009
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Mature in less than one year	$99	$92	$113	$92
     The gross realized gains and losses for the three months ended August 2, 2009 and August 3, 2008 were immaterial. Realized gains and losses were calculated based on the specific identification method.
     Sale of an Available-for- Sale Equity Security
     During fiscal 2008, the Company granted an option to a third party to acquire 3.8 million shares of stock of a publicly-held company held by the Company. The Company determined that this option should be accounted for under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. As of April 30, 2008, the Company had recorded a current liability of $1.1 million related to the fair value of this option.
     During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the three months ended August 3, 2008 and also recorded a $735,000 loss as the Company determined that the carrying value of these shares was other than temporarily impaired.
9. Minority Investments
     The carrying value of minority investments at August 2, 2009 and April 30, 2009 is $14.3 million, respectively and comprises of the Company’s minority investment in four privately held companies accounted for under the cost method.
     During the first quarter of fiscal 2009, the Company completed the sale of a product line to a third party in exchange for an 11% equity interest in the acquiring company in the form of preferred stock and a note convertible into preferred stock. This sale of product line was related to its Network Tools Division which was sold to JDS Uniphase in the first quarter of fiscal 2010 and accounted as discontinued operations. For accounting purposes, no value had been placed on the equity interest due to the uncertainty in the recoverability of this investment and note. The sale included the transfer of certain assets and liabilities and the retention of certain obligations related to the sale of the product line resulting in a net loss of approximately $919,000 which was included in operating expenses. In the first quarter of fiscal 2010, the Company sold the note and all of the preferred stock back to the buyer of the product line for $1.2 million in cash and recorded the $1.2 million as income from discontinued operations.
10. Other Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	August 2, 2009	April 30, 2009
Warranty accrual (Note 16)	$6,410	$6,413
Other liabilities	18,692	24,100

Total	$25,102	$30,513

11. Convertible Debt
     The Company’s convertible subordinated and convertible senior subordinated note balances as of August 2, 2009 and April 30, 2009 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of August 2, 2009
Convertible subordinated notes	$50,000	2.50%	2011
Convertible senior subordinated notes	92,000	2.50%	2011
Unamortized debt discount	(6,510)

Convertible senior subordinated notes, net	85,490

Total	$135,490

As of April 30, 2009
Convertible subordinated notes	$50,000	2.50%	2011
Convertible senior subordinated notes	92,000	2.50%	2011
Unamortized debt discount	(7,745)

Convertible senior subordinated notes, net	84,255

Total	$134,255

     As discussed in Note 2, the Company adopted the provisions of FSP APB 14-1 in the first quarter of fiscal 2010. FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense and a decrease in net income and earnings per share. The provisions of this FSP apply to the Company’s $92 million aggregate principal amount of 2.5% Convertible Senior Subordinated Notes due 2010 and the Company has accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt borrowing rate at the date of issuance of 8.59%. FSP APB 14-1 requires retrospective application to all periods presented. Accordingly, prior period balances have been restated to effectively record a debt discount equal to the fair value of the equity component and an increase to paid-in capital for the fair value of the equity component as of the date of issuance of the underlying notes. Prior period balances have also been adjusted to provide for the amortization of the debt discount through interest expense (non-cash interest cost).
     FSP APB 14-1 also requires the debt issuance costs to be allocated to the equity component based on the percentage split between the liability and equity component of the debt. Accordingly, the Company has allocated $700,000 of the total debt issuance costs of $1.9 million to the equity component. The remaining $1.2 million of debt issuance cost will continue to be amortized over the expected life of the debt on a straight line basis. Prior period amounts of amortization of debt issuance costs have been adjusted accordingly.
     The following table reflects the Company’s previously reported amounts, along with the adjusted amounts reflecting the adoption of FSP APB 14-1.

Condensed Consolidated Statement of Operations (Unaudited)	As reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Three Months Ended August 3, 2008
Interest expense	$4,008	$5,243	$1,235
Income (loss) from continuing operations	4,131	2,942	(1,189)
Net Income (loss)	4,006	2,817	(1,189)

Income (loss) per share from continuing operations:
Basic	0.01	0.01	0.00
Diluted	0.01	0.01	0.00

Condensed Consolidated Balance Sheet (Unaudited)
As of April 30, 2009
Other assets	$2,897	$2,584	$(313)
Convertible notes	142,000	134,255	(7,745)
Additional paid in capital	1,811,298	1,830,807	19,509
Accumulated deficit	(1,699,648)	(1,711,725)	(12,077)
     Interest (cash interest cost) on the 2.5% Convertible Senior Subordinated Notes is payable semiannually on April 15 and October 15. The notes become convertible, at the option of the holder, upon the Company’s common stock reaching $4.92 for a period of time at a conversion price of $3.28 per share, which is equal to a rate of approximately 304.9055 shares of Finisar common stock per $1,000 principal amount of the notes. The conversion price is subject to adjustment. The notes contain a net share settlement feature which requires that, upon conversion of the notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock. At August 2, 2009, the if-converted value of the Convertible Senior Subordinated Notes did not exceed the principal balance.
     At August 2, 2009, the $6.5 million unamortized debt discount had a remaining amortization period of approximately 14 months. On August 11, 2009 the Company repurchased $14.4 million principal amount of 2.5% Convertible Senior Subordinated Notes under exchange offers which commenced on July 16, 2009. See Note 26 for additional details regarding these exchange offers.
     The following table provides additional information about the Company’s Convertible Senior Subordinated Notes that may be settled for cash (in thousands):

	August 2,	April 30,
	2009	2009
Carrying amount of the equity component	$19,509	$19,509
Effective interest rate on liability component	8.59%	8.59%
     The following table presents the associated interest expense related to the Company’s Convertible Senior Subordinated Notes that may be settled in cash, which consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008

Non-cash interest cost	$1,235	$1,235
Cash interest cost	601	660

	$1,836	$1,895

     The Company’s Convertible Subordinated and Convertible Senior Subordinated Notes are due in fiscal 2011.
12. Long-term Debt
     In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. At August 2, 2009, the remaining principal balance outstanding under this note was $3.2 million. At April 30, 2009, the remaining principal balance outstanding under this note was $3.7 million. As of August 2, 2009, the Company recorded $2.2 million of this debt, as “Current portion of long-term debt” and recorded the remaining $1.0 million as “Long-term debt, net of current portion” on the consolidated balance sheet. As of April 30, 2009, the Company recorded $2.1 million of this debt, as “Current portion of long-term debt” and recorded the remaining $1.6 million as “Long-term debt, net of current portion”.
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of August 2, 2009 and April 30, 2009. At August 2, 2009, the principal balance outstanding under these loans was $16.7 million. As of August 2, 2009, the Company recorded $4.0 million of this debt, as “Current portion of long-term debt” and recorded the remaining $12.7 million as “Long-term debt, net of current portion” on the consolidated balance sheet. At April 30, 2009, the principal balance outstanding under these loans was $17.7 million. As of April 30, 2009, the Company recorded $4.0 million of this debt, as “Current portion of long-term debt” and recorded the remaining $13.7 million as “Long-term debt, net of current portion” on the consolidated balance sheet.
13. Revolving Line of Credit Agreement
     On March 14, 2008, the Company entered into a revolving line of credit agreement with Silicon Valley Bank which, as previously amended, was further amended on July 15, 2009. The amended credit facility allows for advances in the aggregate amount of $25 million subject to certain restrictions and limitations. Borrowings under this line are collateralized by substantially all of the Company’s assets except its intellectual property rights and bear interest, at the Company’s option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3%. The maturity date is July 15, 2010. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month. The Company was in compliance with all covenants associated with this facility as of August 2, 2009 and April 30, 2009. There were no outstanding borrowings under this revolving line of credit at August 2, 2009 or April 30, 2009.
14. Letter of Credit Reimbursement Agreement
     In April 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank. Several amendments were made to the agreement subsequently. The last amendment was on April 30, 2009. Under the terms of the amended agreement, Silicon Valley Bank will provide to the Company, through October 24, 2009 a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of the bank’s out of pocket expenses associated with the credit facility. The credit facility is unsecured but includes a negative pledge that requires that the Company will not create a security interest in any of its assets in favor of a subsequent creditor without the approval of Silicon Valley Bank. Outstanding letters of credit secured under this agreement at August 2, 2009 and April 30, 2009 totaled $3.4 million and $3.4 million, respectively.

15. Non-recourse Accounts Receivable Purchase Agreement
     On October 28, 2004, the Company entered into an non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Several amendments were subsequently made to the agreement. The last amendment was on October 28, 2008. Under the terms of the amended agreement, the Company may sell to Silicon Valley Bank, through October 24, 2009 up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. In these non-recourse sales, the Company removes sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice.
     During the three months ended August 2, 2009, the Company did not sell any receivables under the facility. During the three months ended August 3, 2008, the Company sold receivables totaling $5.2 million, respectively, under this facility.
16. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months Ended
August 2, 2009
Beginning balance at April 30, 2009	$6,413
Additions during the period based on product sold	899
Settlements	(481)
Changes in liability for pre-existing warranties, including expirations	(421)

Ending balance at August 2, 2009	$6,410

17. Stockholders’ Equity
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 16,750,000 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During the three months ended August 2, 2009, the Company issued 6,412,146 shares under the Purchase Plan. During the three months ended August 2, 2008, the Company issued 1,947,944 shares under the Purchase Plan. At August 2, 2009, 1,627,625 shares were available for issuance under the Purchase Plan.
Employee Stock Option Plans
     In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 21,000,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan include stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of August 2, 2009, there were no shares subject to repurchase.

     A summary of activity under the Company’s employee stock option plans is as follows:

	Stock-based awards	Options Outstanding
	available		Weighted-	Weighted-Average
	for Grant		Average	Remaining	Aggregate
	Number of	Number of	Exercise	Contractual	Intrinsic
Options for Common Stock	Shares	Shares	Price	Term	Value(1)
				(In years)	($000’s)
Balance at April 30, 2009	28,292,066	77,450,473	$1.83
Increase in authorized shares	23,874,603
Options granted	(244,000)	244,000	$0.64
RSUs granted	(57,726)
Options exercised		(271,752)	$0.38
RSUs canceled	947,917
Options canceled	4,806,792	(4,806,792)	$1.66

Balance at August 2, 2009	57,619,652	72,615,929	$1.85	6.49	$6,249

(1)	Represents the difference between the exercise price and the value of Finisar common stock at August 2, 2009
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.64 as of August 2, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.46 years.
Restricted Stock Units
     A summary of the changes in RSUs outstanding under the Company’s employee stock plans during first quarter of fiscal 2010 is as follows:

		Weighted- Average Grant
	Shares	Date Fair Value
Nonvested at April 30, 2009	11,053,092	$0.67
Granted	57,726	$0.64
Vested	(2,846,600)	$0.62
Forfeited	(947,917)	$0.56

Nonvested at August 2, 2009	7,316,301	$0.70

     During the first quarter of fiscal 2010 and first quarter of fiscal 2009, the Company issued 57,726 and 60,214 RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The compensation expense related to these awards of $36,945 and $96,878 for first quarter fiscal 2009 and first quarter of fiscal 2010, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized using a straight line method over the awards’ vesting period.
     The aggregate intrinsic value of RSUs outstanding at August 2, 2009 was $4.7 million.
     As of August 2, 2009, the Company had $3.0 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 15 months.
Valuation and Expense Information Under SFAS 123R
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123R for the three months ended August 2, 2009 and August 3, 2008 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008
	(unaudited, in thousands)
Cost of revenues	$1,032	$821
Research and development	1,521	860
Sales and marketing	578	327
General and administrative	1,040	515

Total	$4,171	$2,523

     The total stock-based compensation capitalized as part of inventory as of August 2, 2009 was $672,000.
     As of August 2, 2009, total compensation cost related to unvested stock options not yet recognized was approximately $13.7 million which is expected to be recognized over the next 29 months.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Weighted average fair value per share	$0.43	$0.99	$0.21	$0.51
Expected term (in years)	5.16	5.14	0.75	0.74
Volatility	84%	72%	102%	58%
Risk-free interest rate	2.57%	3.23%	4.50%	3.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%
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
Acceleration of Vesting of Certain Options and RSUs
     During the first quarter of fiscal 2010, the Company partially accelerated certain outstanding options and restricted stock units held by the employees of the Network Tools Division the assets of which were sold to JDSU during the quarter. This acceleration of vesting was treated as a modification of the award in accordance with SFAS 123R. Incremental stock compensation expense of $99,000 was recorded in loss from discontinued operations.
Extension of Stock Option Exercise Periods for Former Employees
     As more fully described in Note 22, Pending Litigation- Stock option Derivative, the Company could not issue shares of its common stock under its registration statements on Form S-8 during the period in which it was not current in its obligations to file periodic reports under the Securities Exchange Act of 1934 (“34 Act”) due to the pending investigation into its historical stock option grant practices,. As a result, during parts of 2006 and 2007, vested options held by certain former employees of the Company could not be exercised until the completion of the Company’s stock option investigation and the Company’s report filings under the ‘34 Act had been made current. As a result, the Company extended the expiration date of these stock options to June 30, 2008. This extension was treated as a modification of the award in accordance with SFAS 123R. As a result of the extension, the fair value related to these stock options had been reclassified to current liabilities subsequent to the modification and was subject to mark-to-market accounting each reporting period until the earlier of the final settlement or June 30, 2008. The remaining accrued balance for these stock options as of April 30, 2008 was approximately $341,000.
     During the first quarter of fiscal 2009, the Company recognized a benefit of approximately $332,000 as a result of a decrease in the fair value of these options on June 30, 2008. The remaining accrued balance of $9,000 related to these stock options was reclassified to equity as of August 3, 2008. These transactions represented the final settlement of these options.

18. Income Taxes
     The Company recorded a provision for income taxes of $159,000 and $746,000, respectively, for the three months ended August 2, 2009 and August 3, 2008. The provision for income tax expense for the three months ended August 3, 2008 includes non-cash charges of $551,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under generally accepted accounting principles. The $159,000 provision for income tax expense for the three months ended August 2, 2009 includes minimum state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
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
     A portion of the valuation allowance for deferred tax assets at August 2, 2009 relates to the tax benefits of stock option deductions the tax benefit of which will be credited to paid-in capital if and when realized, and thereafter, income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     The Company’s total gross unrecognized tax benefits as of April 30, 2009 and August 2, 2009 were $12.5 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.5 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.
     Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign jurisdictions, none of which were individually material. It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2010.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At August 2, 2009, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended August 2, 2009.
     On May 1, 2009, the Company adopted the provisions of FSP APB-14-1 on a retrospective basis which requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the instrument. As a result of the adoption of FSP APB 14-1, the Company has separately accounted for the liability and equity components of its 2.5% Convertible Senior Subordinated Notes due 2010. The Company calculated the value of the conversion component of the debt and recorded this value as a component of equity and a corresponding debt discount. The debt discount, which is a reduction to the carrying value of the debt, will be amortized as additional non-cash interest expense over the term of the original note. The retrospective application of this pronouncement affects all periods presented. There are no income tax benefits related to the non-cash interest expense over the term of the original note due to the valuation allowances for deferred tax assets
19. Segments
     Prior to first quarter of fiscal 2010, the Company’s Chief Executive Officer and Chairman of the Board viewed the business as having two principal operating segments, consisting of optical subsystems and components, and network performance test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment consisting of optical subsystems and components.
     Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SANs and LANs and MAN applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in MAN applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, primarily for LAN and SAN applications.

20. Geographic Information
     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008
Revenues from sales to unaffiliated customers:
United States	$49,001	$25,764
Malaysia	22,361	27,341
China	17,022	15,427
Rest of the world	40,341	47,242

	$128,725	$115,774

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets of continuing operations within geographic areas based on the location of the assets (in thousands):

	August 2,	April 30,
	2009	2009
Long-lived assets
United States	$77,773	$83,119
Malaysia	28,504	28,067
Rest of the world	18,300	17,180

	$124,577	$128,366

21. Restructuring Charges
     During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to the Company’s optical subsystems and components segment and $1.2 million related to discontinued operations. During the first quarter of fiscal 2009, the Company recorded additional restructuring charges of $600,000 for lease payments for the remaining portion of the Scotts Valley facility that had been used for a product line of our discontinued operations which was sold in first quarter of fiscal 2009. See Note 9 for additional details regarding the sale of this product line.
     As of August 2, 2009 and April 30, 2009, $700,000 and $900,000, respectively, of committed facilities payments related to restructuring activities remained accrued all of which is expected to be fully utilized by the end of fiscal 2011.
22. Pending Litigation
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
     On December 1, 2008, both parties filed motions for summary judgment on the issue of validity in the trial court. On May 19, 2009, the Court granted DirecTV’s motions for summary judgment and entered final judgment in the case in favor of DirecTV. The Company is appealing this ruling.

     EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”), filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV lawsuit. On December 4, 2007, the Court approved the parties’ stipulation to stay the case pending issuance of the Federal Circuit’s mandate in the DirecTV case. This stay expired when the mandate of the Federal Circuit issued in the DirecTV case on April 18, 2008. The Court has yet to set a case schedule.
     Requests for Re-Examination of the ‘505 Patent
     Four requests for re-examination of the Company’s ‘505 patent have been filed with the PTO. The ‘505 patent is the patent that is in dispute in the DirecTV and EchoStar lawsuits. The PTO has granted each of these requests, and these proceedings have been combined into a single re-examination. During the re-examination, some or all of the claims in the ‘505 patent could be invalidated or revised to narrow their scope, either of which could have a material adverse impact on the Company’s position in the related ‘505 lawsuits.
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
     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. On June 10, 2009, the Court granted preliminary approval of the settlement and on September 10, 2009 took the settlement under advisement pending final approval of the settlement terms. Under the new proposed settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the financial statements for the quarter ended August 2, 2009 and recorded as operating expense.
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
23. Guarantees and Indemnifications
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
     The Company believes the fair value of these indemnification agreements are not material. Accordingly, the Company has not recorded any liabilities for these agreements as of August 2, 2009. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and payments under the loans are expected to be paid when due.
     During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (see Note 12. Long-Term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of August 2, 2009, was $16.7 million.
24. Related Party Transactions
     Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $21.6 million from Fabrinet during the three months ended August 3, 2008 and Fabrinet purchased products from the Company totaling to $13.0 million during the same period.
     During the three months ended August 2, 2009, the Company paid a sales and marketing consultant, who is the brother of the Chief Executive Officer of the Company, $36,700 in cash compensation.
     Amounts paid to related parties represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.
25. Fair Value of Financial Instruments
     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of August 2, 2009 are as follows (dollars in thousands):

	August 2, 2009
	Carrying
	Amount	Fair value
Financial assets:
Cash and cash equivalents	$60,327	$60,327
Short-term available-for -sale investments	92	92

Financial liabilities:
Convertible notes	135,490	123,540
Long-term debt	19,910	19,910

Totals	$215,819	$203,869

Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.
Short-term available-for-sale investments — The fair value of short-term available-for-sale investments approximates its carrying value.
Convertible notes — The fair value of convertible notes is estimated using the price from the repurchase transaction that the Company completed during August 2009.
Long-term debt — The fair value of long-term debt approximates its carrying value.
     The Company has not estimated the fair value of its minority investments as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of August 2, 2009, the carrying value of its minority investments is $14.3 million which represents the original cost of the investment, which management believes is not impaired as of August 2, 2009.
26. Subsequent Events
Settlement of Exchange Offer
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
     The Company offered to exchange up to an aggregate of $37.5 million principal amount, or 75%, of the outstanding Subordinated Notes and an aggregate of $57.5 million principal amount, or 62.5%, of the outstanding Senior Subordinated Notes.
     Under the Exchange offers, as amended, for each $1,000 principal amount of Notes, tendering holders were entitled to receive consideration with a value not greater than $870 nor less than $820 (the “Exchange Consideration”), with such value determined by a “Modified Dutch Auction” procedure, plus accrued and unpaid interest to, but excluding, the settlement date, payable in cash. A separate “Modified Dutch Auction” procedure was conducted for each of the Exchange Offers. A “Modified Dutch Auction” tender offer allows holders of the Notes to indicate the principal amount of Notes that such holders desire to tender and the consideration within the specified range at which they wish to tender such Notes. The mix of Exchange Consideration consisted of (i) $525 in cash, and (ii) a number of shares of common stock with a value equal to the Exchange Consideration minus $525 (the “Equity Consideration”). The number of shares of common stock representing the Equity Consideration to be received by holders as part of Exchange Consideration was determined on the basis of the trading price of the common stock during a 5-trading day VWAP period (the “5-day VWAP”) starting on July 13 and ending on July 17, 2009.
     The Exchange Offers expired on Thursday, August 6, 2009. On August 11, 2009, the Company announced the final results of the Exchange. The Company exchanged $47,504,000 aggregate principal amount of the Notes. The Company issued approximately 28.3 million shares of common stock and paid out approximately $24.9 million in cash..

     The Company accepted for exchange the following approximate principal amount of each series of Notes:
(i)	$33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of Subordinated Notes; and

(ii)	$14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of Senior Subordinated Notes.
Repurchase of Senior Subordinated Notes
     On September 8, 2009, the Company repurchased $15.2 million principal amount of its Senior Subordinated Notes in a privately negotiated transaction. For each $1,000 principal amount of the Notes, the Company paid $952 in cash, for a total purchase price of $14.5 million plus accrued interest of $154,000.
     After the repurchase and the settlement of the Exchange Offers discussed above, approximately $79.3 million aggregate principal amount of Notes remained outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ substantially from those anticipated in these forward-looking statements as a result of many factors, including those referred to in “Part II, Item 1A. Risk Factors” below. The following discussion should be read together with our condensed consolidated financial statements and related notes thereto included elsewhere in this report.
Business Overview
     We are a leading provider of optical subsystems and components that connect short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1Gbps to 40Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers for LAN and SAN applications and passive optical components used in building MANs. Our manufacturing operations are vertically integrated and we utilize internal sources for many of the key components used in making our products including lasers, photodetectors and integrated circuits, or ICs, designed by our own internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.
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
Sale of Network Tools Division
     In the first quarter of fiscal 2010, we sold substantially all of the assets of our Network Tools Division to JDSU for $40.6 million in cash. We recorded a net gain on sale of the business of $36.1 million before income taxes, which is included in income from discontinued operations, net of income tax, in our condensed consolidated statements of operations. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the assets and liabilities, results of operations and cash flows related to the business, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented.

Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 30, 2009 other than the adoption of FSP APB14-1 (see Note 1 to condensed consolidated financial statements).
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	August 2,	August 3,
	2009	2008
	(Unaudited)
Revenues	100.0%	100.0%
Cost of revenues	76.2	64.0
Amortization of acquired developed technology	1.0	0.8

Gross profit	22.8	35.2

Operating expenses:
Research and development	16.4	15.0
Sales and marketing	5.3	5.9
General and administrative	7.5	7.4
Amortization of purchased intangibles	0.5	0.1

Total operating expenses	29.7	28.4

Income (loss) from operations	(6.9)	6.8

Interest income	0.0	0.8
Interest expense	(1.9)	(4.5)
Other income (expense), net	0.2	0.1

Income (loss) before income taxes	(8.6)	3.2
Provision for income taxes	0.1	0.7

Income (loss) from continuing operations	(8.7)	2.5
Income (loss) from discontinued operations, net of taxes	28.8	(0.1)

Net income	20.1	2.4

     Revenues. Revenues from continuing operations increased $13.0 million, or 11.2%, to $128.7 million in the quarter ended August 2, 2009 compared to $115.8 million in the quarter ended August 3, 2008. The increase was due to the inclusion of $28.8 million revenues from Optium’s operations, consisting of $14.1 million in sales of Metro/Telecom products with speeds of 10 Gbs and higher, $11.0 million in sales of ROADM products and $3.7 million in sales of CATV products. Revenue from pre-merger Finisar products decreased $15.9 million, or 13.7%, to $99.9 million compared to $115.8 million in the quarter ended August 3, 2008. While this decrease was primarily due to the global recession, sales of products with speeds of 10 Gbs and higher increased while sales of products with speeds of less than 10 Gbs declined. Sales of LAN and SAN products with speeds of less than 10 Gbs decreased $12.0 million, or 26.1%, to $34.0 million while sales of LAN and SAN products with speeds of 10 Gbs and higher increased $3.1 million, or 30.8%, to $13.1 million. Sales of Metro/Telecom products with speeds of less than 10 Gbs decreased $7.0 million, or 23.1%, to 23.4 million while sales of Metro/Telecom products with speeds of 10 Gbs and higher increased $2.1 million, or 9.4%, to $24.3 million. Sales of components decreased $2.3 million, or 32.9%, to $4.8 million. Combined sales of Metro/Telecom products with speeds of 10 Gbs and higher increased $16.2 million, or 73.1%, to $38.4 million.
     Amortization of Acquired Developed Technology. Amortization of acquired developed technology related to continuing operations, a component of cost of revenues, increased $343,000, or 40.4%, in the quarter ended August 2, 2009 to $1.2 million compared to $850,000 in the quarter ended August 3, 2008. The increase was primarily due to the addition of $605,000 related to the Optium merger offset by full amortization during fiscal 2009 of the assets associated with the Kodeos acquisition.
     Gross Profit. Gross profit from continuing operations decreased $11.4 million, or 27.9%, to $29.4 million in the quarter ended August 2, 2009 compared to $40.8 million in the quarter ended August 3, 2008. Gross profit as a percentage of revenue was 22.8% in the quarter ended August 2, 2009 compared to 35.2% in the quarter ended August 3, 2008. We recorded charges of $9.2 million for obsolete and excess inventory in the quarter ended August 2, 2009 compared to $2.6 million in the quarter ended August 3, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $2.7 million in the quarter ended August 2, 2009 and $1.8 million in the quarter ended August 3, 2008. As a result, we recognized a net charge of $6.5 million in the quarter ended August 2, 2009 compared to $800,000 in the quarter ended August 3, 2008. Manufacturing overhead includes stock-based compensation charges of $1.0 million in the quarter ended August 2, 2009 and $821,000 in the quarter ended August 3, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $38.1 million, or 29.6% of revenue, in the quarter ended August 2, 2009 compared to $43.3 million, or 37.4% of revenue in the quarter ended August 3, 2008. The decrease in adjusted gross profit margin resulted from many factors including lower manufacturing volume, reduced pricing on our slower speed products, lower yield rates on our higher speed components and sales of certain lower margin products acquired in the Optium merger. Manufacturing overhead costs, including those related to Optium’s operations, increased by 3.2% compared to the combined increase in revenue of 11.2% suggesting that we have achieved some manufacturing cost synergies as a result of the Optium merger .
     Research and Development Expenses. Research and development expenses of continuing operations increased $3.6 million, or 20.9%, to $21.0 million in the quarter ended August 2, 2009 compared to $17.4 million in the quarter ended August 3, 2008. The increase was due to Optium merger. Included in research and development expenses were stock-based compensation charges of $1.5 million in the quarter ended August 2, 2009 and $860,000 in the quarter ended August 3, 2008. Research and development expenses as a percent of revenues increased to 16.4% in the quarter ended August 2, 2009 compared to 15.0% in the quarter ended August 3, 2008.
     Sales and Marketing Expenses. Sales and marketing expenses of continuing operations decreased $57,000, or 0.8% , to $6.8 million in the quarter ended August 2, 2009 compared to $6.9 million in the quarter ended August 3, 2008. The decrease in sales and marketing expenses inspite of an increase in sales of 11.2% was primarily due to cost savings derived from modifications to our sales commission plan structure which reduced commissions expense. Included in sales and marketing expenses were stock-based compensation charges of $578,000 in the quarter ended August 2, 2009 and $327,000 in the quarter ended August 3, 2008. Sales and marketing expenses as a percent of revenues decreased to 5.3% in the quarter ended August 2, 2009 compared to 5.9% in the quarter ended August 3, 2008.
     General and Administrative Expenses. General and administrative expenses of continuing operations increased $1.2 million, or 13.6%, to $9.7 million in the quarter ended August 2, 2009 compared to $8.5 million in the quarter ended August 3, 2008. The increase was primarily due to personnel related costs due to the Optium merger. Included in general and administrative expenses were stock-based compensation charges of $1.0 million in the quarter ended August 2, 2009 and $515,000 in the quarter ended August 3, 2008. General and administrative expenses as a percent of revenues increased slightly to 7.5% of revenues in the quarter August 2, 2009 compared to 7.4% in the quarter ended August 3, 2008.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $572,000, or 443.4% , to $701,000 in the quarter ended August 2, 2009 compared to $129,000 in the quarter ended August 3, 2008. The increase was primarily due to the Optium merger.
     Interest Income. Interest income decreased $958,000, or 99.0%, to $10,000 in the quarter ended August 2, 2009 compared to $968,000 in the quarter ended August 3, 2008. The decrease was primarily due to a decrease in our cash balances related to the purchase and repayment of $100.3 million of our convertible subordinated notes in the second half of fiscal 2009.
     Interest Expense. Interest expense decreased $2.8 million, or 53.6%, to $2.4 million in the quarter ended August 2, 2009 compared to $5.2 million in the quarter ended August 3, 2008. The decrease was primarily related to the purchase and repayment of $100.3 million of our convertible subordinated notes in the second half of fiscal 2009. Interest expense for the quarter ended August 2, 2009 included $927,000 related to our convertible subordinated notes due in 2010, $262,000 related to other various debt instruments and a non-cash charge of $1.2 million due to the adoption of FSP APB 14-1 which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense. Interest expense for the quarter ended August 3, 2008 included $2.2 million related to our convertible subordinated notes due in 2008 and 2010, $626,000 related to other various debt instruments, a non-cash charge of $1.2 million related to the adoption of FSP APB 14-1 and a non-cash charge of $1.1 million to amortize the beneficial conversion feature of the notes due in 2008.
     Other Income (Expense), Net. Other income was $253,000 in the quarter ended August 2, 2009 compared to $103,000 in the quarter ended August 3, 2008. Other expense in both periods primarily consisted of subordinated loan costs offset by gains on the sale of certain equity investments.
     Provision for Income Taxes. We recorded income tax provisions of $159,000 and $746,000, respectively, for the quarters ended August 2, 2009 and August 3, 2008. The income tax provision for the quarter ended August 2, 2009 primarily represents current minimum foreign income taxes arising in certain jurisdictions in which we conduct business. The income tax provision for the quarter ended August 3, 2008 included a non-cash charge of $551,000 for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred under U.S. GAAP and current tax expense of $195,000 for minimum federal and state and foreign taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.

     Income from Discontinued Operation, Net of Taxes. As discussed above, on July 15, 2009, we completed the sale of certain assets related to our Network Tools Division to JDSU for $40.6 million in cash. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of our Network Tools Division business unit through July 15, 2009, have been classified and reported as discontinued operations. Income from discontinued operations for the quarter ended August 2, 2009 was $37.1 million, including a gain on the sale of the business unit of $36.1 million compared to a loss of $125,000 in the quarter ended August 3, 2008. The loss in the quarter ended August 3, 2008 was primarily attributable to a charge of $919,000 related to the sale of a product line.
Liquidity and Capital Resources
Cash Flows From Operating Activities
     Net cash used by operating activities was $16.5 million in the quarter ended August 2, 2009, compared to net cash provided by operating activities of $3.3 million in the quarter ended August 3, 2008. Cash used by operating activities in the quarter ended August 2, 2009 was due to our net loss as adjusted to exclude depreciation, amortization and other non-cash related items in the income statement totaling to $15.7 million and changes in working capital requirements which were primarily related to a increase in accounts receivable and a decrease in other accrued liabilities. Accounts receivable increased by $17.6 million primarily due to no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank during the first quarter of fiscal 2010 compared to $5.2 million sold in the first quarter of fiscal 2009. Other accrued liabilities decreased by $5.7 million mainly due to repayment of $5.7 million to Silicon Valley Bank which was borrowed against the line of credit available under the non-recourse accounts receivable purchase agreement . Net cash provided by operating activities in the quarter ended August 3, 2008 was due to our net income as adjusted to exclude depreciation, amortization and other non-cash related items in the income statement totaling $14.5 million and changes in working capital requirements which were primarily related to increases in accounts receivable, inventories and accounts payable.
Cash Flows From Investing Activities
     Net cash provided by investing activities totaled $38.8 million in the quarter ended August 2, 2009 compared to $3.2 million in the quarter ended August 3, 2008. Net cash provided by investing activities in the quarter ended August 2, 2009 was primarily due to the $40.7 cash received from sale the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million cash from the sale of a product line made in the first quarter of fiscal 2009 which was recorded as a gain from sales of a product line in the first quarter of fiscal 2010. This gain was partially offset by $3.2 million of expenditures for capital equipment. Net cash provided by investing activities in the quarter ended August 3, 2008 was primarily related to the net maturities of available-for-sale investments offset by purchases of equipment to support production expansion.
Cash Flows From Financing Activities
     Net cash provided by financing activities totaled to $875,000 in the quarter ended August 2,2009 compared to $10.6 million in the quarter ended August 3, 2008. Cash provided by financing activities for the quarter ended August 2, 2009 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $2.4 million, partially offset by repayments of borrowings totaling $1.5 million. Cash provided by financing activities for the quarter ended August 3, 2008 primarily reflected proceeds of $20 million from bank borrowings and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $3.1 million, partially offset by repayments of borrowings of $12.5 million.
Cash Requirements
Our anticipated cash requirements for the next 12 months are primarily to fund:
•	Operations

•	Research and development

•	Debt repayments

•	Restructuring payments

•	Capital expenditures
     At August 2, 2009, we had contractual obligations of $218 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt	$6,173	$6,173	$—	$—	$—
Long-term debt	13,737	—	8,987	4,750	—
Convertible debt	142,000		142,000	—	—
Interest on debt	6,617	4,623	1,772	222	—
Operating leases	48,370	7,851	11,073	8,066	21,380
Purchase obligations	657	657	—	—	—

Total contractual obligations	$217,554	$19,304	$163,832	$13,038	$21,380

     At August 2, 2009, total long-term debt and convertible debt was $161.9 million, compared to $163.4 million at April 30, 2009.
     Long-term debt consists of a note payable to a financial institution under which we borrowed $9.9 million in December 2005. At August 2, 2009, the remaining principal balance outstanding under this note was $3.2 million. This note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment. Long-term debt also includes borrowings made by our Malaysian subsidiary under two separate loan agreements entered by them with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We were in compliance with all covenants associated with these loans as of August 2, 2009. At August 2, 2009, the principal balance outstanding under these loans was $16.7 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $50.0 million due October 15, 2010 and a series of convertible senior subordinated notes in the aggregate principal amount of $92.0 million due October 15, 2010. The notes are convertible by the holders at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Aggregate annual interest payments on both series of notes are approximately $3.6 million. On August 11, 2009, we exchanged $47,504,000 aggregate principal amount of the notes under exchange offers which commenced on July 9, 2009. We settled $33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Subordinated Notes due 2010; and $14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Senior Subordinated Notes due 2010. On September 8, 2009, we repurchased $15.2 million principal amount of our Senior Subordinated Notes in a privately negotiated transaction. For each $1,000 principal amount of the Notes, we paid $952 in cash, for a total purchase price of $14.5 million plus accrued interest of $154,000.After the repurchase and the settlement of the Exchange Offers discussed above, approximately $79.3 million aggregate principal amount of notes remained outstanding.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $657,000 have been expensed and recorded on the balance sheet as non-cancelable purchase obligations as of August 2, 2009.
Sources of liquidity
     At August 2, 2009, our principal sources of liquidity consisted of $60.4 million of cash, cash equivalents and “available-for-sale” investments and an aggregate of $45 million available under various credit facilities with Silicon Valley Bank subject to certain restrictions and limitations.
          Available Credit Facilities
     On March 14, 2008, we entered into a revolving line of credit agreement with Silicon Valley Bank. Under the terms of the agreement, the bank provided a $50 million revolving line of credit that was available to us through March 13, 2009. On October 28, 2008, this agreement was amended to decrease the amount available under the revolving line to $45 million, subject to certain restrictions and limitations and to extend the term of the credit facility through July 15, 2010. On July 15, 2009, this agreement was amended further to decrease the amount available under the revolving line to $25 million. Borrowings under this line are collateralized by substantially all of our assets except our intellectual property rights and bear interest, at our option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3.0%. The facility is subject to financial covenants including an adjusted quick ratio covenant and an EBITDA covenant which are tested as of the last day of each month.. There were no outstanding borrowings under this revolving line of credit at August 2, 2009.

     On April 29, 2005, we entered into a letter of credit reimbursement agreement with Silicon Valley Bank. There have been several amendments to this agreement, the latest being on April 30, 2009. Under the terms of the latest amended agreement, Silicon Valley Bank will provide to the Company, through October 24, 2009 a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that we may require. Outstanding letters of credit secured under this agreement at August 2, 2009 totaled $3.4 million.
     On October 24, 2004, we entered into a non-recourse accounts receivable purchase agreement with Silicon Valley Bank. There have been several amendments to this agreement, the latest being on October 28, 2008. Under the terms of the amended agreement, we may sell to Silicon Valley Bank, through October 24, 2009 up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices are purchased by Silicon Valley Bank. During the three months ended August 2, 2009 and August 3, 2008, the Company sold receivables totaling $0 million, and $5.2 million, respectively, under this facility.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from our future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may however require additional financing to fund our operations in the future and we will require additional financing to repay all of our remaining convertible subordinated notes which mature in October 2010. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Off-Balance-Sheet Arrangements
     At August 2, 2009 and April 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
     There has been no material change in our interest rate exposure since April 30, 2009.

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
Changes in Internal Control Over Financial Reporting
     Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures shortly after the end of the quarter to include physical inventory counts covering a substantial portion of the inventory held at this site in order to verify quantities on hand at each period end. We evaluated the cause of discrepancies in the cycle counting process at the Ipoh facility, made appropriate operational and system changes and restarted the cycle count process for finished goods during the quarter ended April 30, 2009. Additional improvements to our inventory systems and controls at our Ipoh facility were made during the quarter ended August 2, 2009. We will continue to augment the process with additional physical inventory counts as warranted until the cycle count process is fully operational once again. Other than these changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended August 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
          Reference is made to “Part I, Item I, Financial Statements — Note 22. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended August 2, 2009.

Item 1A.	Risk Factors
          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2009.

We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes.
     We will be required to generate cash sufficient to conduct our business operations and pay our indebtedness and other liabilities, including all amounts due on our outstanding 21/2% convertible senior subordinated notes due October 15, 2010 totaling $77.6 million as of August 2, 2009 and our 21/2% convertible subordinated notes due October 15, 2010 totaling $16.9 million
     Our existing balances of cash, cash equivalents and short-term investments are not sufficient to repay these notes, and we may not be able to cover our future debt service obligations from our operating cash flow. We have recently implemented a series of cost control measures, but these measures alone will not be sufficient to generate the cash necessary to repay our outstanding notes. Our ability to meet our future debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Accordingly, we cannot assure you that we will be able to make required principal and interest payments on the notes due in 2010.
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
We expect that our revenues and profitability will be adversely affected following our recently completed sale of our network performance test systems business.
     On July 15, 2009, we completed the sale of substantially all of the assets of our Network Tools Division (excluding accounts receivable and payable) to JDSU for $40.6 million in cash. As a result of this transaction, we no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal 2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products have generally been higher than on our optical subsystem and component products. Accordingly, we expect that our revenues and profitability will be adversely affected following the sale unless and until we are able to achieve significant growth in our optical subsystems and components business.
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

     We derive all of our revenue from sales of our optical subsystems and components. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept our optical subsystems and components, our revenues will decline significantly. Our future success ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video and other data delivered over high-bandwidth network systems as well as commitments by network systems vendors to invest in the expansion of the global information network. As network usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without network and bandwidth growth, the need for optical subsystems and components, and hence our future growth as a manufacturer of these products, and systems that test these products, will be jeopardized, and our business would be significantly harmed.
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
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 42% of our revenues in first quarter of fiscal 2010 and 46% of its revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
     The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunications systems manufacturers and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Cost reduction measures that we have implemented over the past several years, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.
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
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has not. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, Capella Intelligent Subsystems, CoAdna Photonics, Emcore, Fujitsu Computer Systems, JDS Uniphase, Opnext, Oplink, StrataLight Communications, Sumitomo, and a number of smaller vendors. BKtel, Emcore, Olson Technology and Yagi Antenna are our main competitors with respect to our cable TV products. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.
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
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the war in Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
•	increased risks related to the operations of our manufacturing facilities in Malaysia;

•	greater risks of disruption in the operations of our China, Singapore and Israeli facilities and our Asian contract manufacturers and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.
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
     Through the first quarter of fiscal 2010, we made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. In fiscal 2003, we wrote off $12.0 million in two investments which became impaired. In fiscal 2004, we wrote off $1.6 million in two additional investments, and in fiscal 2005, we wrote off $10.0 million in another investment. During fiscal 2006, we reclassified $4.2 million of an investment associated with the Infineon acquisition to goodwill as the investment was deemed to have no value. During fiscal 2009, we wrote off $1.2 million for another investment that became impaired. We may be required to write off all or a portion of the $14.3 million in such investments remaining on our balance sheet as of August 2, 2009 in future periods.
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

We are subject to pending shareholder derivative legal proceedings.
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
     After the settlement of our exchange offer on August 11, 2009 we have outstanding 21/2% convertible senior subordinated notes due 2010 in the principal amount of $77.6 million and 21/2% convertible subordinated notes due 2010 in the principal amount of $16.9 million. The $16.9 million in principal amount of our 21/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $3.705 per share. The $77.6 million in principal amount of our 21/2% senior notes are convertible at a conversion price of $3.28, with the underlying principal payable in cash, upon the trading price of our common stock reaching $4.92 for a period of time. An aggregate of approximately 12,448,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.
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
     The exhibits listed in the Exhibit Index are filed as part of this report (see page 56).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS
Jerry S. Rawls
Chairman of the Board (Co-Principal Executive Officer)

By:	/s/ EITAN GERTEL
Eitan Gertel
Chief Executive officer (Co-Principal Executive Officer)

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: September 11, 2009

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth Loan Modification Agreement dated as of July 15, 2009 by and between Silicon Valley Bank and Finisar Corporation

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002