Form 10-Q/A
period 2009-08-02
FINISAR CORP
filed 2009-10-07
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No.1)
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     At August 31, 2009, there were 64,377,153 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarter Ended August 2, 2009
EXPLANATORY NOTE
On September 25, 2009, Finisar Corporation (the “Company”) effected a one-for-eight reverse split of its common stock pursuant to previously obtained stockholder authorization. The number of authorized shares of common stock was not changed. This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2009 (the “Form 10-Q”) solely for the purpose of retroactively restating all share and per-share information contained therein to reflect the reverse stock split. Information in the Form 10-Q is generally stated as of August 2, 2009 and this filing does not reflect any subsequent information or events other than the updated share and per-share information. Without limitation of the foregoing, this filing does not purport to update Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-Q for any information, uncertainties, transactions, risks, events or trends occurring, or known to management. More current information is contained in other filings with the Securities and Exchange Commission made by the Company since the filing of the Form 10-Q. This Amendment No. 1 on Form 10-Q/A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2009, as amended, and such other filings. Such filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the filing of the Form 10-Q.

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
	(In thousands, except share and per share data)}
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,327	$37,129
Short-term available-for-sale investments	92	92
Accounts receivable, net of allowance for doubtful accounts of $2,184 at August 2, 2009 and $1,069 at April 30, 2009	99,466	81,820
Accounts receivable, other	8,512	10,033
Inventories	108,686	107,764
Prepaid expenses	5,568	6,795
Current assets associated with discontinued operations	—	4,863

Total current assets	282,651	248,496
Property, plant and improvements, net	79,492	81,606
Purchased technology, net	15,267	16,459
Other intangible assets, net	13,102	13,427
Minority investments	14,289	14,289
Other assets	2,427	2,584
Non-current assets associated with discontinued operations	—	3,527

Total assets	$407,228	$380,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,264	$48,421
Accrued compensation	9,048	11,428
Other accrued liabilities (Note 10)	25,102	30,513
Deferred revenue	2,073	1,053
Current portion of long-term debt (Note 12)	6,173	6,107
Non-cancelable purchase obligations	657	2,965
Current liabilities associated with discontinued operations	—	3,810

Total current liabilities	95,317	104,297
Long-term liabilities:
Convertible notes (Note 11)	135,490	134,255
Long-term debt, net of current portion (Note 12)	13,737	15,305
Other non-current liabilities	2,352	3,161
Deferred income taxes	973	1,149

Total liabilities	247,869	258,167
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 2, 2009 and April 30, 2009	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 60,750,863 shares issued and outstanding at August 2, 2009 and 59,686,507 shares issued and outstanding at April 30, 2009	61	60
Additional paid-in capital	1,838,508	1,831,224
Accumulated other comprehensive income	6,552	2,662
Accumulated deficit	(1,685,762)	(1,711,725)

Total stockholders’ equity	159,359	122,221

Total liabilities and stockholders’ equity	$407,228	$380,388

*	The condensed consolidated balance sheet at April 30, 2009 has been derived from audited consolidated financial statements at that date, revised for retrospective application of FASB Staff Position Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement) (FSP APB 14-1).

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	August 2, 2009	August 3, 2008 *
Revenues	$128,725	$115,774
Cost of revenues	98,130	74,135
Amortization of acquired developed technology	1,193	850

Gross profit	29,402	40,789

Operating expenses:
Research and development	21,047	17,413
Sales and marketing	6,819	6,876
General and administrative	9,621	8,511
Amortization of purchased intangibles	701	129

Total operating expenses	38,188	32,929

Income (loss) from operations	(8,786)	7,860

Interest income	10	968
Interest expense	(2,434)	(5,243)
Other income (expense), net	253	103

Income (loss) from continuing operations before income taxes	(10,957)	3,688
Provision for income taxes	159	746

Income (loss) from continuing operations	$(11,116)	$2,942

Income (loss) from discontinued operations, net of income taxes	$37,079	$(125)

Net income	$25,963	$2,817

Net income (loss) per share:
Basic
Continuing operations	$(0.18)	$0.08
Discontinued operations	$0.62	$(0.00)

Diluted
Continuing operations	$(0.17)	$0.08
Discontinued operations	$0.59	$(0.00)

Weighted average number of common shares outstanding:
Basic	60,181	38,767
Diluted	62,763	38,952

*	The condensed consolidated statement of operations for the three months ended August 3, 2008 has been revised for the retrospective application of FSP APB 14-1. See Note 1. Basis of Presentation.
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
     On August 29, 2008, Finisar completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and CATV systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. The Company believes that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, the Company has realized and expects to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. At the closing of the merger, the Company issued 20,101,082 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium.
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
     The accompanying unaudited condensed consolidated financial statements as of August 2, 2009 and for the three month periods ended August 2, 2009 and August 3, 2008, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at August 2, 2009 and its operating results and cash flows for the three month periods ended August 2, 2009 and August 3, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the

Company’s audited financial statements and notes for the fiscal year ended April 30, 2009. The Company has evaluated subsequent events through October 7, 2009, the date these financial statements were issued.
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
Reverse Stock Split
     On September 25, 2009, the Company effected a 1-for-8 reverse split of its common stock, pursuant to previously obtained stockholder authorization. The number of authorized shares of common stock was not changed. The reverse stock split reduced the Company’s issued and outstanding shares of common stock as of September 25, 2009 from approximately 517,161,351 shares of Common Stock to approximately 64,645,169 shares.
     All share and per-share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at August 2, 2009 and 2008 were adjusted retroactively to reflect the reverse stock split.
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
     The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	August 2,	August 3,
	2009	2008
Numerator:
Net income (loss) from continuing operations	$(11,116)	$2,942
Net income (loss) from discontinued operations	$37,079	$(125)

Denominator for basic net income (loss) per share from continuing operations and basic net income (loss) per share from discontinued operations
Weighted-average shares outstanding - basic	60,181	38,767

Effect of dilutive securities:
Weighted-average shares outstanding - employee stock options	864	185
Weighted-average warrants outstandig	32
Conversion of convertible subordinated notes	1,687

Weighted-average shares outstanding - diluted	62,763	38,952

Denominator for diluted net income (loss) per share:
From continuing operations	60,181	38,952
From discontinued operations	62,763	38,767

Basic net income (loss) per share
From continuing operations	(0.18)	0.08
From discontinued operations	$0.62	$(0.00)

Diluted net income (loss) per share
From continuing operations	$(0.18)	$0.08
From discontinued operations	$0.59	$(0.00)

     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended
	August 2,	August 3,
	2009	2008
Employee stock opitons	864	—
Conversion of convertible subordinated notes	1,687	3,771
Warrants assumed in acquisition	32	3

	2,583	3,774

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
     Pending Adoption of New Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the second quarter of fiscal 2010, and accordingly, its Quarterly Report on Form 10-Q for the quarter ending November 1, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The codification will not have an impact on the Company’s financial condition, results of operations or cash flows.

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
     Interest (cash interest cost) on the 2.5% Convertible Senior Subordinated Notes is payable semiannually on April 15 and October 15. The notes become convertible, at the option of the holder, upon the Company’s common stock reaching $39.36 for a period of time at a conversion price of $26.24 per share, which is equal to a rate of approximately 38.1097 shares of Finisar common stock per $1,000 principal amount of the notes. The conversion price is subject to adjustment. The notes contain a net share settlement feature which requires that, upon conversion of the notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock. At August 2, 2009, the if-converted value of the Convertible Senior Subordinated Notes did not exceed the principal balance.
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

17. Stockholders’ Equity
Employee Stock Purchase Plan
     The Company has an Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 2,093,750 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During the three months ended August 2, 2009, the Company issued 801,518 shares under the Purchase Plan. During the three months ended August 2, 2008, the Company issued 243,493 shares under the Purchase Plan. At August 2, 2009, 203,453 shares were available for issuance under the Purchase Plan.
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

A summary of activity under the Company’s employee stock option plans is as follows:

	Stock-based awards	Options Outstanding
	available		Weighted-	Weighted-Average
	for Grant		Average	Remaining	Aggregate
	Number of	Number of	Exercise	Contractual	Intrinsic
Options for Common Stock	Shares	Shares	Price	Term	Value(1)
				(In years)	($000’s)
Balance at April 30, 2009	3,536,508	9,681,309	$14.64
Increase in authorized shares	2,984,325
Options granted	(30,500)	30,500	$5.12
RSUs granted	(7,216)
Options exercised		(33,969)	$3.07
RSUs canceled	118,490
Options canceled	600,849	(600,849)	$13.28

Balance at August 2, 2009	7,202,457	9,076,991	$14.80	6.49	$6,249

(1)	Represents the difference between the exercise price and the value of Finisar common stock at August 2, 2009
     The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.12 as of August 2, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted-average remaining contractual life of options exercisable is 5.46 years.
Restricted Stock Units
     A summary of the changes in RSUs outstanding under the Company’s employee stock plans during first quarter of fiscal 2010 is as follows:

		Weighted- Average Grant
	Shares	Date Fair Value
Nonvested at April 30, 2009	1,381,637	$5.36
Granted	7,216	$5.12
Vested	(355,825)	$4.96
Forfeited	(118,490)	$4.48

Nonvested at August 2, 2009	914,538	$5.60

     During the first quarter of fiscal 2010 and first quarter of fiscal 2009, the Company issued 7,215 and 7,526 RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The compensation expense related to these awards of $36,945 and $96,878 for first quarter fiscal 2009 and first quarter of fiscal 2010, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized using a straight line method over the awards’ vesting period.
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

Cash and cash equivalents – The fair value of cash and cash equivalents approximates its carrying value.
Short-term available-for-sale investments – The fair value of short-term available-for-sale investments approximates its carrying value.
Convertible notes -The fair value of convertible notes is estimated using the price from the repurchase transaction that the Company completed during August 2009.
Long-term debt – The fair value of long-term debt approximates its carrying value.
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
26. Subsequent Events
Settlement of Exchange Offer
     On July 9, 2009, the Company announced that it had commenced separate concurrent “Modified Dutch Auction” tender offers (each an “Exchange Offer” and together, the “Exchange Offers”) to exchange shares of its common stock and cash for an aggregate of up to $95 million principal amount of the following series of its outstanding convertible notes (the “Notes”):
-	2.50% Convertible Subordinated Notes due 2010 (the “Subordinated Notes”); and

-	2.50% Convertible Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”)
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
     The Exchange Offers expired on Thursday, August 6, 2009. On August 11, 2009, the Company announced the final results of the Exchange. The Company exchanged $47,504,000 aggregate principal amount of the Notes. The Company issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash..

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
New Credit Facility
     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility, which is referred to as the credit facility, to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility will bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 6.25% per annum. Borrowings will be guaranteed by Finisar’s U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The initial advance under the credit facility will occur following the satisfaction of certain conditions precedent.

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
Recent Developments
Combination with Optium Corporation
     On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, we expect to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. At the closing of the merger, we issued 20,101,082 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium.
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
     Gross Profit. Gross profit from continuing operations decreased $11.4 million, or 27.9%, to $29.4 million in the quarter ended August 2, 2009 compared to $40.8 million in the quarter ended August 3, 2008. Gross profit as a percentage of revenue was 22.8% in the quarter ended August 2, 2009 compared to 35.2% in the quarter ended August 3, 2008. We recorded charges of $9.2 million for obsolete and excess inventory in the quarter ended August 2, 2009 compared to $2.6 million in the quarter ended August 3, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $2.7 million in the quarter ended August 2, 2009 and $1.8 million in the quarter ended August 3, 2008. As a result, we recognized a net charge of $6.5 million in the quarter ended August 2, 2009 compared to $800,000 in the quarter ended August 3, 2008. Manufacturing overhead includes stock-based compensation charges of $1.0 million in the quarter ended August 2, 2009 and $821,000 in the quarter ended August 3, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $38.1 million, or 29.6% of revenue, in the quarter ended August 2, 2009 compared to $43.3 million, or 37.4% of revenue in the quarter ended August 3, 2008. The decrease in adjusted gross profit margin resulted from many factors including lower manufacturing volume, reduced pricing on our slower speed products, lower yield rates on our higher speed components and sales of certain lower margin products acquired in the Optium merger. Manufacturing overhead costs, including those related to Optium’s operations, increased by 3.2% compared to the combined increase in revenue of 11.2% suggesting that we have achieved some manufacturing cost synergies as a result of the Optium merger.
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
     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility, which is referred to as the credit facility, to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility will bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 6.25% per annum. Borrowings will be guaranteed by our U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The initial advance under the credit facility will occur following the satisfaction of certain conditions precedent. We expect that these conditions will be satisfied, and that funding will be available under the credit facility, by the end of October 2009. We will use the initial advance to repay any indebtedness outstanding under Finisar’s existing $45 million credit facility with another bank, and thereafter terminate that credit facility.
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
     After the settlement of our exchange offer on August 11, 2009 we have outstanding 21/2% convertible senior subordinated notes due 2010 in the principal amount of $77.6 million and 21/2% convertible subordinated notes due 2010 in the principal amount of $16.9 million. The $16.9 million in principal amount of our 21/2% notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $29.64 per share. The $77.6 million in principal amount of our 21/2% senior notes are convertible at a conversion price of $26.24, with the underlying principal payable in cash, upon the trading price of our common stock reaching $39.36 for a period of time. An aggregate of approximately 1,556,000 shares of common stock would be issued upon the conversion of all outstanding convertible subordinated notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible subordinated notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISAR CORPORATION
By:	/s/ JERRY S. RAWLS
Jerry S. Rawls
Chairman of the Board (Co-Principal Executive Officer)

By:	/s/ EITAN GERTEL
Eitan Gertel
Chief Executive officer (Co-Principal Executive Officer)

By:	/s/ STEPHEN K. WORKMAN
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: October 6, 2009

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