Form 10-Q
period 2009-11-01
FINISAR CORP
filed 2009-12-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At November 30, 2009, there were 64,808,071 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 1, 2009

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of November 1, 2009 and April 30, 2009	4
Condensed Consolidated Statements of Operations for the three and six month periods ended November 1, 2009 and November 2, 2008	5
Condensed Consolidated Statements of Cash Flows for the six month periods ended November 1, 2009 and November 2, 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3. Quantitative and Qualitative Disclosure About Market Risk	57
Item 4. Controls and Procedures	57
PART II OTHER INFORMATION
Item 1. Legal Proceedings	58
Item 1A. Risk Factors	58
Item 6. Exhibits	77
Signatures	78
EX-4.1
EX-10.1
EX-10.2
EX-10.3
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2009	April 30, 2009 *
	(In thousands, except share and per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,595	$37,129
Short-term available-for-sale investments	79	92
Accounts receivable, net of allowance for doubtful accounts of $1,859 at November 1, 2009 and $1,069 at April 30, 2009	95,924	81,820
Accounts receivable, other	9,747	10,033
Inventories	113,133	107,764
Prepaid expenses	6,738	6,795
Current assets associated with discontinued operations	—	4,863

Total current assets	306,216	248,496
Property, plant and improvements, net	81,077	81,606
Purchased technology, net	14,074	16,459
Other intangible assets, net	12,559	13,427
Minority investments	12,289	14,289
Other assets	6,183	2,584
Non-current assets associated with discontinued operations	—	3,527

Total assets	$432,398	$380,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,915	$48,421
Accrued compensation	10,885	11,428
Other accrued liabilities (Note 11)	25,403	30,513
Deferred revenue	2,079	1,703
Current portion of convertible debt (Note 12)	33,334	—
Current portion of long-term debt (Note 13)	6,241	6,107
Non-cancelable purchase obligations	596	2,965
Current liabilities associated with discontinued operations	—	3,160

Total current liabilities	133,453	104,297
Long-term liabilities:
Convertible notes, net of current portion (Note 12)	100,000	134,255
Long-term debt, net of current portion (Note 13)	12,151	15,305
Other non-current liabilities	5,832	2,511
Deferred income taxes	1,136	1,149
Non-current liabilities associated with discontinued operations	—	650

Total liabilities	252,572	258,167
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at November 1, 2009 and April 30, 2009	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 64,799,969 shares issued and outstanding at November 1, 2009 and 59,686,507 shares issued and outstanding at April 30, 2009	65	60
Additional paid-in capital	1,887,167	1,831,224
Accumulated other comprehensive income	9,840	2,662
Accumulated deficit	(1,717,246)	(1,711,725)

Total stockholders’ equity	179,826	122,221

Total liabilities and stockholders’ equity	$432,398	$380,388

*	The condensed consolidated balance sheet at April 30, 2009 has been derived from audited consolidated financial statements at that date.
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Revenues	$145,730	$147,746	$274,455	$263,520
Cost of revenues	104,745	106,536	202,875	180,671
Amortization of acquired developed technology	1,192	1,253	2,385	2,103

Gross profit	39,793	39,957	69,195	80,746

Operating expenses:
Research and development	21,575	21,774	42,622	39,187
Sales and marketing	7,313	7,903	14,132	14,779
General and administrative	8,177	10,538	17,798	19,049
Acquired in-process research and development	—	10,500	—	10,500
Restructuring charges	4,173	—	4,173	—
Amortization of purchased intangibles	518	614	1,219	743
Impairment of goodwill and intangible assets	—	178,768		178,768

Total operating expenses	41,756	230,097	79,944	263,026

Loss from operations	(1,963)	(190,140)	(10,749)	(182,280)

Interest income	9	657	19	1,625
Interest expense	(2,167)	(4,113)	(4,601)	(9,356)
Loss on debt extinguishment	(25,067)	—	(25,067)	—
Other income (expense), net	(2,191)	(3,282)	(1,938)	(3,179)

Loss from continuing operations before income taxes	(31,379)	(196,878)	(42,336)	(193,190)
Provision (benefit) for income taxes	38	(7,743)	197	(6,997)

Loss from continuing operations	$(31,417)	$(189,135)	$(42,533)	$(186,193)

Income (loss) from discontinued operations, net of income taxes	$(67)	$1,115	$37,012	$990

Net loss	$(31,484)	$(188,020)	$(5,521)	$(185,203)

Net income (loss) per share:
Basic
Continuing operations	$(0.49)	$(3.55)	$(0.68)	$(4.06)
Discontinued operations	$(0.00)	$0.02	$0.60	$0.02

Diluted
Continuing operations	$(0.49)	$(3.55)	$(0.68)	$(4.06)
Discontinued operations	$(0.00)	$0.02	$0.60	$0.02

Weighted average number of common shares outstanding:
Basic	64,198	53,325	62,157	45,889
Diluted	64,198	53,325	62,157	45,889
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	November 1, 2009	November 2, 2008
Operating activities
Net loss	$(5,521)	(185,203)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,782	14,303
Stock-based compensation expense	8,807	6,827
Amortization of beneficial conversion feature of convertible notes	—	1,817
Non-cash interest cost on 2.5% convertible senior subordinated notes	2,291	2,470
Amortization of purchased technology and finite lived intangibles	1,296	1,021
Amortization of acquired developed technology	2,555	2,749
Impairment of minority investments	2,000	—
Loss on sale or retirement of assets	275	395
Loss on debt extinguishment	23,581	232
Gain on remeasurement of derivative liability	—	(1,135)
(Gain) loss on sale of equity investment	(375)	12
(Gain) loss on sale of a product line	(1,250)	919
Other than temporary decline in fair market value of equity security	—	1,920
Gain on sale of discontinued operation	(36,053)	—
Impairment of goodwill	—	178,768
Acquired in-process R&D	—	10,500
Changes in operating assets and liabilities:
Accounts receivable	(14,104)	(17,450)
Inventories	(3,675)	(5,718)
Other assets	(2,137)	(1,511)
Deferred income taxes	(13)	(7,846)
Accounts payable	6,494	(104)
Accrued compensation	(886)	1,741
Other accrued liabilities	(1,945)	(3,046)
Deferred revenue	174	(286)

Net cash provided by (used in) operating activities	(3,704)	1,375
Investing activities
Purchases of property, equipment and improvements	(10,711)	(15,532)
Sale of short and long-term investments, net	29	30,684
Proceeds from sale of equity investment	375	90
Proceeds from disposed product line	1,250	—
Purchase of intangible assets	(375)	—
Proceeds from sale of discontinued operations	40,683	—
Purchase of subsidiaries, net of cash assumed	—	30,101

Net cash provided by investing activities	31,251	45,343
Financing activities
Repayment of convertible notes related to acquisition	—	(11,918)
Proceeds from term loan	—	19,968
Issuance of 5% convertible notes	98,057	—
Repayments of liability related to sale-leaseback of building	—	(101)
Repayments of borrowings under notes	(3,021)	(1,241)
Repayment of convertible notes	(82,575)	(92,026)

Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	3,458	3,350

Net cash provided by (used in) financing activities	15,919	(81,968)

Net increase(decrease) in cash and cash equivalents	43,466	(35,250)
Cash and cash equivalents at beginning of period	37,129	79,442

Cash and cash equivalents at end of period	$80,595	$44,192

Supplemental disclosure of cash flow information
Cash paid for interest	$2,215	$3,749
Cash paid for taxes	$211	$266
Issuance of common stock and assumption of options and warrants in connection with merger	$—	251,382
Issuance of common stock for repayment of convertible debt	$16,383	—
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Description of Business
     Finisar Corporation is a leading provider of optical subsystems and components that are used to interconnect equipment in local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transceivers and transponders which provide the fundamental optical-electrical interface for connecting various types of equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable using a wide range of network protocols, transmission speeds and physical configurations over distances from 100 meters up to 200 kilometers. The Company also provides products for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks. The Company’s manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company sells its optical subsystem and component products to manufacturers of storage and networking equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs.
     The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements, Discontinued Operations (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets), the operating results of this business and the assets and liabilities for all applicable prior periods are reported as discontinued operations in the condensed consolidated financial statements for the period ended November 1, 2009. See Note 4 for further details regarding the sale of division.
     Finisar Corporation was incorporated in California in April 1987 and reincorporated in Delaware in November 1999.
     The accompanying unaudited condensed consolidated financial statements as of November 1, 2009 and for the three and six month periods ended November 1, 2009 and November 2, 2008, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at November 1, 2009 and its operating results and cash flows for the three and six month periods ended November 1, 2009 and November 2, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2009. The Company has evaluated subsequent events through December 11, 2009, the date these financial statements were issued.
FASB Accounting Standards Codification
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (GAAP)—a replacement of SFAS No. 162 (“SFAS 168”), which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. This guidance is effective for interim periods and fiscal years ending after September 15, 2009. On July 1, 2009, the Company adopted the provisions of this guidance and as a result, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the FASB ASC.
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
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Convertible Senior Subordinated Notes
     In May 2008, the FASB issued FASB ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly referenced as FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)). This standard addresses instruments commonly referred to as Instrument C which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. It requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. On May 1, 2009, the Company adopted the provisions of ASC 470-20 on a retrospective basis and reflected additional interest expense of $1.1 million and $1.2 million for the three months ended November 1, 2009 and

November 2, 2008, respectively, and $2.3 million and $2.5 million for the six months ended November 1, 2009 and November 2, 2008, respectively, in its condensed consolidated statement of operations. In addition, the retrospective adoption of ASC 470-20 decreased debt issuance costs included in other assets by an aggregate of $313,000, decreased convertible senior notes, net included in long-term liabilities by $7.7 million, and increased total stockholders’ equity by $7.4 million after a charge of $12.1 million to accumulated deficit on its condensed consolidated balance sheet as of April 30, 2009. See Note 12 for the impact of the adoption of ASC 470-20 on prior period balances.
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
     All share and per-share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at April 30, 2009 were adjusted retroactively to reflect the reverse stock split.
2. Summary of Significant Accounting Policies
Revenue Recognition
     The Company’s revenue transactions consist predominately of sales of products to customers. The Company follows FASB ASC 605-10, Revenue Recognition, Products (formerly referenced as SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition) and FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangement (formerly referenced as Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured. For those arrangements with multiple elements, or in related arrangements with the same customer, the arrangement is divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration received is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units. In cases where there is objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method is used to allocate the arrangement consideration. For units of accounting which include more than one deliverable, the Company generally recognizes all revenue and cost of revenue for the unit of accounting during the period in which the last undelivered item is delivered.
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
Segment Reporting
     FASB ASC 280, Segment Reporting (formerly referenced as SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. Prior to the first quarter of fiscal 2010, the Company had determined that it operated in two segments consisting of optical subsystems and components and network test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment comprising optical subsystems and components.
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
     Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 41% and 48% of total accounts receivable at November 1, 2009 and April 30, 2009, respectively. As of November 1, 2009, one customer accounted for 13% of total accounts receivable. As of April 30, 2009, two customers accounted for 19% and 17%, respectively, of total accounts receivable.
     The Company sells products primarily to customers located in Asia and North America. During the three and six months ended November 1, 2009, sales to the Company’s five largest customers represented 43% of total revenues, respectively. During the three and six months ended November 2, 2008, sales to the Company’s five largest customers represented 42% and 40% of total revenues, respectively. One customer, Cisco Systems, represented more than 10% of total revenues during each of these periods.
     Included in the Company’s condensed consolidated balance sheet at November 1, 2009 are the net assets of the Company’s manufacturing operations, substantially all of which are located at its overseas manufacturing facilities and which total approximately $84.2 million.

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
Investments
     Available-for-Sale Investments
     Available-for-sale investments consist of interest bearing securities with maturities of greater than three months from the date of purchase and equity securities. Pursuant to FASB ASC 320, Investments-Debt and Equity Securities (formerly referenced as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), the Company has classified certain of its investments as available-for-sale. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.
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

Fair Value Accounting
     FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies to accounting pronouncements that require or permit fair value measurements with certain exclusions. The standard provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under this standard must maximize the use of observable inputs and minimize the use of unobservable inputs The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
     Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
     Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
     Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The Company classifies investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper. See Note 9 for additional details regarding the fair value of the Company’s investments.
     The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of November 1, 2009 or April 30, 2009.
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
Goodwill and Other Intangible Assets
     Goodwill, purchased technology, and other intangible assets result from acquisitions are accounted for under the purchase method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to ten years. The amortization of goodwill ceased with the adoption of FASB ASC 350, Intangibles- Goodwill and Other (formerly referenced as SFAS No. 142, Goodwill and Other Intangible Assets) beginning in the first quarter of fiscal 2003. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value.
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
Stock-Based Compensation Expense
     The Company accounts for stock-based compensation in accordance with FASB ASC 718 (“ASC 718”), Compensation-Stock Compensation (formerly referenced as SFAS No. 123 (revised 2004), Share-Based Payment), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards under ASC 718. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

     Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended November 1, 2009 and November 2, 2008 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, the adoption of ASC 718. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
Computation of Net Income (Loss) Per Share
     Basic and diluted net income (loss) per share is presented in accordance with FASB ASC 260, Earnings Per Share (“ASC 260”), (formerly referenced as SFAS No. 128, Earnings Per Share), for all periods presented. Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.
     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net loss per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Employee stock options	1,423	418	1,252	301
Conversion of convertible subordinated notes	2,401	3,771	2,015	3,771
Warrants	34	35	33	35

	3,858	4,224	3,300	4,107

Comprehensive Income (Loss)
     FASB ASC 220, Comprehensive Income (“ASC 220”) (formerly referenced as SFAS No. 130, Reporting Comprehensive Income), establishes rules for reporting and display of comprehensive income or loss and its components. ASC 220 requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).
     The components of comprehensive income (loss) for the three and six months ended November 1, 2009 and November 2, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Net loss	$(31,484)	$(188,020)	$(5,521)	$(185,203)
Foreign currency translation adjustment	3,289	(7,228)	7,162	(9,180)
Change in unrealized loss on securities, net of reclassification adjustments for realized loss	(1)	(216)	16	(1,067)

Comprehensive income (loss)	$(28,196)	$(195,464)	$1,657	$(195,450)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	November 1, 2009	April 30, 2009
Net unrealized losses on available-for-sale securities	$(5)	$(21)
Cumulative translation adjustment	9,845	2,683

Accumulated other comprehensive income	$9,840	$2,662

Income Taxes
     We use the liability method to account for income taxes as required by FASB ASC 740, Income Taxes (formerly referenced as SFAS No. 109, Accounting for Income Taxes). As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves determining our income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes, such as deferred revenue or deductibility of certain intangible assets. These temporary differences result in deferred tax assets or liabilities, which are included within the consolidated balance sheets.
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

Recent Adoption of New Accounting Standards
     As discussed earlier, the Company has adopted SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“SFAS 168”) and provides references to the topics of the codification in this report alongside references to the previous standards.
     In the first quarter of fiscal 2010, the Company adopted FASB ASC 470-20 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. See Note 12 for the impact of the adoption of ASC 470-20 on the Company’s financial position and results of operations.
     In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“ASC 855”) (formerly referenced as SFAS No. 165, Subsequent Events). ASC 855 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, ASC 855 requires an entity to disclose the date through which subsequent events have been evaluated. ASC 855 is effective for the Company beginning in the first quarter of fiscal 2010 and is required to be applied prospectively. The implementation of this standard did not have any impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q report have been evaluated for disclosure and recognition.
     In April 2009, the FASB issued FASB ASC 825-10, Financial Instruments (“ASC 825-10”) (formerly referenced as SFAS No. 107-1) and FASB ASC 270-10-05-01, Interim Reporting (“ASC 270-10-05-01”) (formerly referenced as Accounting Principle Board Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instrument”). ASC 825-10 and ASC 270-10-05-01 require fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10 and ASC 270-10-05-01 are effective for interim and annual periods ending after June 15, 2009. The Company adopted these standards as of May 1, 2009. As ASC 825-10 and ASC 270-10-05-01 relate specifically to disclosures, these standards had no impact on the Company’s financial condition, results of operations or cash flows. See Note 18 for further discussion.
     In December 2007, the FASB issued FASB ASC 810, Consolidation, Non-Controlling Interests (“ASC 810”) (formerly referenced as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51). ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. The adoption of this standard had no impact on the Company’s financial condition, results of operations or cash flows.

     In December 2007, the FASB issued FASB ASC 805, Business Combinations (“ASC 805”) (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations) which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with ASC 805. The Company expects ASC 805 will have an impact on its consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it may consummate after the effective date. There were no business combinations consummated in the first half of fiscal 2010 by the Company.
     Pending Adoption of New Accounting Standards
     In September 2009, the FASB amended the ASC as summarized in ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company has not completed its assessment of the impact ASU 2009-14 and ASU 2009-13 will have on its financial condition, results of operations or cash flows.
     In June 2009, the FASB issued FASB ASC 860, Transfers and Servicing (“ASC 860”) (formerly referenced as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). The FASB’s objective in issuing ASC 860 was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 860 must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of ASC 860 on its consolidated results of operations and financial condition.

3. Business Combination
     On August 29, 2008, the Company consummated a combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of the Company. The Company’s management and board of directors believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, management believes that the Company should be able to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of internally manufactured components into product designs in place of components previously purchased by Optium in the open market. The Company has accounted for the combination using the purchase method of accounting and as a result has included the operating results of Optium in its consolidated financial results since the August 29, 2008 consummation date. The following table summarizes the components of the total purchase price (in thousands):

Fair value of Finisar common stock issued	$242,821
Fair value of vested Optium stock options and warrants assumed	8,561
Direct transaction costs	2,431

Total purchase price	$253,813

     At the closing of the merger, the Company issued 20,101,082 shares of its common stock valued at approximately $242.8 million for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $12.08 per share. There were approximately 2,150,325 shares of the Company’s common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards it assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 0.7827 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.
     The Company also expects to recognize approximately $5.1 million of non-cash stock-based compensation expense related to the unvested options assumed on the acquisition date. This expense will be recognized beginning from the acquisition date over the remaining service period of the awards. The Company has recognized $1.8 million of expense relating to these options as of November 1, 2009. The stock options and warrants were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Interest rate	2.17 - 4.5%
Volatility	47 - 136%
Expected life	1 - 6 years
Expected dividend yield	0%
     Direct transaction costs include estimated legal and accounting fees and other external costs directly related to the merger.

Purchase Price Allocation
     The Company accounted for the purchase of Optium using the purchase method of accounting. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of August 29, 2008. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The Company believes the fair value assigned to the assets acquired and liabilities assumed was based on reasonable assumptions. The total purchase price has been allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and short-term investments	$31,825
Other current assets	64,233
Fixed assets	19,129
Other non-current assets	889
Accounts payable and accrued liabilities	(47,005)
Other liabilities	(973)

Net tangible assets	68,098
Identifiable intangible assets	25,100
In-process research and development	10,500
Goodwill	150,115

Total purchase price allocation	$253,813

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
In-Process Research and Development
     The Company expensed in-process research and development (“IPR&D”) upon acquisition as it represented incomplete Optium research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $10.5 million was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects as of the date of the merger.
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Optium on a pro forma basis after giving effect to the merger at the beginning of each period presented. The pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had happened at the beginning of either of the periods presented.
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
     The following pro forma financial information for the periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets and depreciation on acquired property and equipment (in thousands, except per share information):

	Three months ended	Six months ended
	November 2, 2008	November 2, 2008
Net revenue	$152,520	$315,512
Net loss	(195,286)	(195,992)
Net loss per share — basic and diluted	$(3.66)	$(4.27)

4. Discontinued Operations
     During the three months ended August 2, 2009, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.6 million in cash and recorded a net gain on sale of the business of $36.1 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. In accordance with FASB ASC 360, Property, Plant and Equipment- Impairment or Disposal of Long Lived Assets (“ASC 360”) (formerly referenced as SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets), the operating results of this business, through November 1, 2009 and for all applicable prior periods are reported as discontinued operations in the condensed consolidated financial statements. The assets and liabilities related to this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated to exclude assets, liabilities and results of operations related to the discontinued operations. In accordance with FASB ASC 230, Statement of Cash Flows (formerly referenced as SFAS No. 95, Statement of Cash Flows), the Company has elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flows.
     The following table summarizes results from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Net revenue	$—	$11,760	$6,753	$24,699
Gross profit	—	8,187	4,892	16,820
Income (loss) from discontinued operations	(67)	1,115	959	990
Gain on sale of discontinued operations	—	—	36,053	—

     The following table summarizes assets and liabilities classified as discontinued operations (in thousands):

April 30, 2009
ASSETS
Current assets:
Prepaid expenses	$327
Inventories	4,536

Total current assets	4,863

Purchased technoloy, net	$204
Other intangible assets, net	889
Property, plant and improvements, net	2,434

Total assets of discontinued operations	$8,390

LIABILITIES

Current liabilities:
Warranty accrual	200
Deferred revenue	2,960

3,160

Non-current liabilities associated with discontinued operations
Deferred Revenue	650

Total liabilities of discontinued operations	$3,810

     The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,295)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)

$36,053

     In connection with the sale of the assets of the Network Tools Division, the Company entered into a transition services agreement with the buyer. Under this agreement, the Company will provide manufacturing services to the buyer for a period which is not expected to be more than one year. The buyer will reimburse the Company for material costs plus 10% for the first six months, plus 12% for the first three months of any extension and plus 15% for the second three months of any extension. The buyer will also pay the Company a fixed fee of $50,000 per month to cover manufacturing overhead and direct labor costs. Under the agreement, the buyer will also pay a fixed fee for leasing the Company’s facilities and a service fee for the use of the

Company’s information technology, communication services and employee services. The duration for which these services will be provided is not expected to be more than twelve months. During the second quarter of fiscal 2010, the Company incurred net operating expense of $67,000 for providing manufacturing services to the buyer.
5. Inventories
     Inventories consist of the following (in thousands):

	November 1, 2009	April 30, 2009
Raw materials	$39,885	$36,153
Work-in-process	44,341	36,042
Finished goods	28,907	35,569

Total inventories	$113,133	$107,764

     During the three and six months ended November 1, 2009, the Company recorded charges of $5.6 million and $14.8 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.4 million and $7.1 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
     During the three and six months ended November 2, 2008, the Company recorded charges of $3.6 million and $6.0 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $1.2 million and $2.9 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.
6. Property and Equipment
     Property and equipment consist of the following (in thousands):

	November 1, 2009	April 30, 2009
Buildings	$7,805	$7,416
Computer equipment	33,552	33,232
Office equipment, furniture and fixtures	3,535	3,739
Machinery and equipment	161,749	154,505
Leasehold improvements	18,037	17,246
Construction-in-process	1,392	445

Total	226,070	216,583
Accumulated depreciation and amortization	(144,993)	(134,977)

Property, equipment and improvements (net)	$81,077	$81,606

7. Income Taxes
     The Company recorded a provision for income taxes of $38,000 and a benefit for income taxes of $7,743,000 for the three months ended November 1, 2009 and November 2, 2008, respectively. The income tax benefit for the three months ended November 2, 2008 includes a non-cash benefit of $8,398,000 from the reversal of the previously recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization has occurred. The provision for income tax expense of $38,000 for the three months ended November 1, 2009 includes minimum state taxes, federal refundable credits and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of November 1, 2009 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at November 1, 2009 relates to the stock option deductions, the tax benefit of which will be credited to paid-in capital if and when realized, and, thereafter, to income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     The Company’s total gross unrecognized tax benefits as of May 1, 2009 and November 1, 2009 were $12.5 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.5 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.
     Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign jurisdictions, none of which are individually material. It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2009.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At November 1, 2009, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended November 1, 2009.

8. Intangible Assets Including Goodwill
Intangible Assets
     The following table reflects intangible assets subject to amortization as of November 1, 2009 and April 30, 2009 (in thousands):

	November 1, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$75,937	$(61,863)	$14,074
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(3,761)	12,209
Purchased patents	375	(25)	350

Totals	$93,454	$(66,821)	$26,633

	April 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$75,936	$(59,478)	$16,458
Purchased trade name	1,172	(805)	367
Purchased customer relationships	15,970	(2,909)	13,061

Totals	$93,078	$(63,192)	$29,886

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2010	$3,229
2011	6,222
2012	5,405
2013	3,993
2014 and beyond	7,784

total	$26,633

Goodwill impairment
     During the second quarter of fiscal 2009, the Company performed a goodwill impairment analysis as it concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $4.88 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its Quarterly Report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.

9. Investments
Available-for-Sale Investments
     The following table presents a summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of November 1, 2009 (in thousands):

		Significant
	Quoted Prices in	Other
	Active Markets	Observable	Significant
	For Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents and available-for-sale investments:
Money market funds	$3,729	$—	$—	$3,729
Mortgage-backed debt	79		—	79

Total cash equivalents and available-for-sale investments	$3,808	$—	$—	$3,808

Cash				76,866

Total cash, cash equivalents and available-for-sale investments				$80,674

Reported as:
Cash and cash equivalents				$80,595
Short-term available-for-sale investments				79
Long-term available-for-sale investments				—

Total cash, cash equivalents and available-for-sale investments				$80,674

     The following table presents the summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets For	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents, and available-for-sales investments:
Money market funds	$25	$—	$—	$25
Mortgage-backed debt	92	—	—	92

Total cash equivalents and available-for-sale investments	$117	$—	$—	117

Cash				37,104

Total cash, cash equivalents and available-for-sale investments				$37,221

Reported as:
Cash and cash equivalents				$37,129
Short-term available-for-sale investments				92
Long-term available-for-sale investments				—

Total cash, cash equivalents and available-for-sale investments				$37,221

     The following is a summary of the Company’s available-for-sale investments by contractual maturity (in thousands):

	Amortized	Unrealized	Market	Amortized	Unrealized	Market
	Cost	Loss	Value	Cost	Loss	Value
Mature in less than one year	$84	5	$79	$113	21	$92
     Gross realized gains and losses for the three and six months ended November 1, 2009 and November 2, 2008 were immaterial. Realized gains and losses were calculated based on the specific identification method.
Sale of an Available-for-Sale Equity Security
     During fiscal 2008, the Company granted an option to a third party to acquire 3.8 million shares of stock of a publicly-held company held by the Company. The Company determined that this option should be accounted for under the provisions of FASB ASC 815, Derivatives and Hedging (formerly referenced as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. As of April 30, 2008, the Company had recorded a current liability of $1.1 million related to the fair value of this option. During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the three months ended August 3, 2008.

     During the quarter ended November 2, 2008, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000. As of November 2, 2008, the Company classified the remaining 3.5 million shares as available-for-sale securities in accordance with FASB ASC 320, Investments- Debt and Equity Securities (formerly referenced as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company determined that the full carrying value of these shares was other-than-temporarily impaired and it recorded a loss of $1.2 million during the second quarter of fiscal 2009.
10. Minority Investments
     The carrying value of the Company’s minority investments at April 30, 2009 was $14.3 million and was comprised of minority investment in four privately held companies accounted for under the cost method. The Company concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. The Company determined that the value of its minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense on the condensed consolidated statement of operations. At November 1, 2009, the carrying value of minority investments was $12.3 million and was comprised of the Company’s minority investment in three privately held companies.
     During the first half of fiscal 2009, the Company completed the sale of a product line to a third party in exchange for an 11% equity interest in the acquiring company in the form of preferred stock and a note convertible into preferred stock. This product line was related to the Company’s Network Tools Division, the remaining assets of which were sold to JDSU in the first quarter of fiscal 2010 and accounted for as discontinued operations. For accounting purposes, no value was originally placed on the equity interest due to the uncertainty in the recoverability of this investment and note. The sale included the transfer of certain assets and liabilities and the retention of certain obligations related to the sale of the product line resulting in a net loss of approximately $919,000 which was included in operating expenses. In the first quarter of fiscal 2010, the Company sold the note and all of the preferred stock back to the buyer of the product line for $1.2 million in cash and recorded the $1.2 million as income from discontinued operations.
11. Other Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	November 1, 2009	April 30, 2009
Warranty accrual (Note 17)	$6,523	$6,413
Other liabilities	18,880	24,100

Total	$25,403	$30,513

12. Convertible Debt
5.0% Convertible Senior Notes due 2029
     On October 15, 2009, the Company sold $100 million aggregate principal amount of 5.0% Convertible Senior Notes due 2029. The notes will mature on October 15, 2029, unless earlier repurchased, redeemed or converted. Interest on the notes will be payable semi-annually in arrears at a rate of 5.0% per annum on each April 15 and October 15, beginning on April 15, 2010. The notes are senior unsecured and unsubordinated obligations of the Company, and rank equally in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but are effectively subordinated to the Company’s secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Holders may convert the notes into shares of the Company’s common stock, at their option at any time prior to the close of business on the trading day before the stated maturity date. The initial conversion rate is 93.6768 shares of Common Stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $10.68 per share of common stock), subject to adjustment upon the occurrence of certain events. Upon conversion of the notes, holders will receive shares of common stock unless the Company obtains consent from a majority of the holders to deliver cash or a combination of cash and shares of common stock in satisfaction of its conversion obligation. If a holder elects to convert the notes in connection with a “fundamental change” (as defined in the indenture) that occurs prior to October 15, 2014, the conversion rate applicable to the notes will be increased as provided in the indenture.
     Holders may require the Company to redeem, for cash, all or part of their notes upon a “fundamental change” at a redemption price equal to 100% of the principal amount of the notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Holders may also require the Company to redeem, for cash, any of their notes on October 15, 2014, October 15, 2016, October 15, 2019 and October 15, 2024 at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.
     The Company has the right to redeem the Notes in whole or in part at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, at any time on or after October 22, 2014 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which the Company provides the notice of redemption.

     The Company’s convertible senior notes, convertible subordinated notes and convertible senior subordinated notes as of November 1, 2009 and April 30, 2009 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of November 1, 2009
Convertible senior notes	$100,000	5.00%	2029
Convertible subordinated notes	4,400	2.50%	2011
Convertible senior subordinated notes	30,681	2.50%	2011
Unamortized debt discount	(1,747)

Convertible senior subordinated notes, net	28,934

Total	$133,334

As of April 30, 2009
Convertible subordinated notes	$50,000	2.50%	2011
Convertible senior subordinated notes	92,000	2.50%	2011
Unamortized debt discount	(7,745)

Convertible senior subordinated notes, net	84,255

Total	$134,255

     As discussed in Note 1, the Company adopted the provisions of FASB ASC 470-20 in the first quarter of fiscal 2010. The provisions of this ASC apply to the Company’s 2 1/2% Convertible Senior Subordinated Notes due 2010, and the Company has accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt borrowing rate at the date of issuance of 8.59%.
     The following table reflects the Company’s previously reported amounts, along with the adjusted amounts reflecting the adoption of ASC 470-20.

Condensed Consolidated Statement of Operations (Unaudited)

	As reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Three Months Ended November 2, 2008
Interest expense	$2,878	$1,235	$(1,643)
Loss from continuing operations	(187,946)	(189,135)	(1,189)
Net loss	(186,831)	(188,020)	(1,189)

Loss per share from continuing operations:
Basic	(3.52)	(3.55)	(0.03)
Diluted	(3.52)	(3.53)	(0.01)

	As reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Six Months Ended Novemeber 2, 2008
Interest expense	$6,886	$2,470	$(4,416)
Loss from continuing operations	(183,815)	(186,193)	$(2,378)
Net loss	(182,825)	(185,203)	$(2,378)

Loss per share from continuing operations:
Basic	(4.01)	(4.06)	$(0.05)
Diluted	(4.01)	(4.06)	$(0.05)
Condensed Consolidated Balance Sheet (Unaudited)

	As reported	As Adjusted	Effect of Change
		(in thousands)
As of April 30, 2009
Other assets	$2,897	$2,584	$(313)
Convertible notes	142,000	134,255	(7,745)
Additional paid in capital	1,811,298	1,830,807	19,509
Accumulated deficit	(1,699,648)	(1,711,725)	(12,077)

     Interest (cash interest cost) on the 2 1/2% Convertible Senior Subordinated Notes is payable semiannually on April 15 and October 15. The notes become convertible, at the option of the holder, upon the trading price of the Company’s common stock reaching $39.36 for a period of time at a conversion price of $26.24 per share, which is equal to a rate of approximately 38.1097 shares of common stock per $1,000 principal amount of the notes. The conversion price is subject to adjustment. The notes contain a net share settlement feature which requires that, upon conversion of the notes into common stock, Finisar will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of common stock. At November 1, 2009, the if-converted value of the 2 1/2% Convertible Senior Subordinated Notes did not exceed the principal balance.
     At November 1, 2009, the $1.7 million unamortized debt discount had a remaining amortization period of approximately 12 months.
     The following table provides additional information about the Company’s 2 1/2% Convertible Senior Subordinated Notes that may be settled for cash (in thousands):

	November 1,	April 30,
	2009	2009
Carrying amount of the equity component	$19,466	$19,509
Effective interest rate on liability component	8.59%	8.59%
     The following table presents the associated interest expense related to the Company’s 2 1/2% Convertible Senior Subordinated Notes that may be settled in cash, which consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Non-cash interest cost	$1,056	$1,235	$2,291	$2,470
Cash interest cost	484	625	1,085	1,250

	$1,540	$1,860	$3,376	$3,720

     The Company’s 2 1/2% Convertible Subordinated and 2 1/2% Convertible Senior Subordinated Notes are due in fiscal 2011.
Settlement of Exchange Offers
     On August 11, 2009, the Company exchanged $47,504,000 aggregate principal amount of its 2 1/2% Convertible Senior Subordinated Notes due 2010 and its 2 1/2% Convertible Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009 at a price of $870 for each $1,000 principal amount of notes. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company’s common stock per $1,000 principal amount of notes. The Company issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes validly tendered and not withdrawn in the exchange offers. The Company settled $33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Subordinated Notes due 2010; and $14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Senior Subordinated Notes due 2010. In accordance with the provisions of ASC 470-20, this exchange was considered to be an induced conversion and a loss on induced conversion of $23.7 million was recorded during the second quarter of fiscal 2010 as loss on debt extinguishment. The Company incurred $1.5 million of expenses in connection with the exchange offers which was recorded as loss on debt extinguishment in the condensed consolidated statement of operations.
Repurchases of Convertible Senior Subordinated Notes
     During the second quarter of fiscal 2010, the Company repurchased an aggregate of $46.9 million principal amount of its 2 1/2% Senior Subordinated Notes due 2010 in privately negotiated transactions for a total purchase price of $45.4 million plus accrued interest of $172,000.
Repurchase of Convertible Subordinated Notes
     On October 27, 2009, the Company repurchased $12.5 million principal amount of the 2 1/2% Subordinated Notes due 2010 in a privately negotiated transaction for a total purchase price of $12.2 million plus accrued interest of $10,000 and recorded a gain on debt extinguishment of $92,000.

13. Long-term Debt
     In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment of the Company. In January 2009, the agreement was amended to increase the rate of interest from 5.9% to 12.9% per annum. The following table provides information regarding the current and long term portion of the remaining principal outstanding under this note as of the respective dates (in thousands):

	November 1,	April 30,
	2009	2009
Current portion of long-term debt	$2,241	$2,107
Long-term debt, net of current portion	401	1,555

Total	$2,642	$3,662

The outstanding balance of this loan as of November 1, 2009 was subsequently repaid.
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of November 1, 2009 and April 30, 2009. The following table provides information regarding the current and long term portion of the remaining principal outstanding under these notes as of the respective dates (in thousands):

	November 1,	April 30,
	2009	2009
Current portion of long-term debt	$4,000	$4,000
Long-term debt, net of current portion	11,750	13,750

Total	$15,750	$17,750

14. Revolving Line of Credit Agreement
Former Credit Facility
     On October 23, 2009, the Company terminated its revolving line of credit agreement with Silicon Valley Bank. This line of credit agreement allowed for advances in the aggregate amount of $25 million subject to certain restrictions and limitations. Borrowings under this line were collateralized by substantially all of the Company’s assets except its intellectual property rights and bear interest, at the Company’s option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3%. There were no outstanding borrowings under this revolving line as of April 30, 2009 or on the date of termination of the agreement.

New Credit Facility
     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility will bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 6.25% per annum. Borrowings will be guaranteed by Finisar’s U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The Company was in compliance with all covenants associated with this facility as of November 1, 2009. There were no outstanding borrowings under this revolving line of credit at November 1, 2009.
15. Letter of Credit Reimbursement Agreement
     In April 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank. Several amendments were made to the agreement subsequently. The last amendment was on April 30, 2009. Under the terms of the amended agreement, Silicon Valley Bank agreed to provide to the Company, through October 24, 2009, a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of the bank’s out of pocket expenses associated with the credit facility. The credit facility was unsecured but included a negative pledge that prohibited the Company from creating a security interest in any of its assets in favor of a subsequent creditor without the approval of Silicon Valley Bank. Outstanding letters of credit secured under this agreement at April 30, 2009 totaled $3.4 million. On October 23, 2009, the Company terminated this letter of credit agreement. As of November 1, 2009, the $3.4 million of letters of credit issued by Silicon Valley Bank remained outstanding, as the Company was in the process of obtaining new replacement letters of credit through Wells Fargo Bank. Following the termination of the agreement, the Company secured the outstanding letters of credit with restricted certificates of deposit of $3.4 million.
16. Non-recourse Accounts Receivable Purchase Agreement
     On October 28, 2004, the Company entered into a non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Several amendments were subsequently made to the agreement. The last amendment was on October 28, 2008. Under the terms of the amended agreement, the Company could sell to Silicon Valley Bank, through October 24, 2009 up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices were purchased by Silicon Valley Bank. In these non-recourse sales, the Company removed sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with FASB ASC 860, Transfers and Servicing. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During the three and six months ended November 2, 2008, the Company sold approximately $10.0 million and $15.2 million, respectively of its trade receivables. During the first half of fiscal 2010, the Company did not sell any receivables under the facility. On October 23, 2009, the Company terminated this non-recourse accounts receivable purchase agreement with Silicon Valley Bank.
17. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Six Months Ended
November 1, 2009
Beginning balance at April 30, 2009	$6,413
Additions during the period based on product sold	1,703
Settlements	(368)
Changes in liability for pre-existing warranties, including expirations	(1,225)

Ending balance at November 1, 2009	$6,523

18. Fair Value of Financial Instruments
     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of November 1, 2009 are as follows (dollars in thousands):

	November 1, 2009
	Carrying
	Amount	Fair value
Financial assets:
Cash and cash equivalents	$80,595	$80,595
Short-term available-for -sale investments	79	$79

Financial liabilities:
Convertible notes	133,334	135,829
Long-term debt	18,392	$18,392

Totals	$232,400	$234,895

Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.
Short-term available-for-sale investments — The fair value of short-term available-for-sale investments approximates their carrying value.
Convertible notes -The fair value of subordinated and senior subordinated convertible notes is estimated using the price from the repurchase transaction that the Company completed during October 2009. The fair value of the 5.0% Senior Convertible Notes due 2029 is based on model derived valuation using observable market inputs, such as LIBOR-based yield curves, stock volatility and credit ratings.
Long-term debt — The fair value of long-term debt approximates its carrying value.
     The Company has not estimated the fair value of its minority investments as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of November 1, 2009, the carrying value of its minority investments is $12.3 million which management believes is not impaired as of November 1, 2009.

19. Stockholders’ Equity
Valuation and Expense
     The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases under FASB ASC 718 for the three and six months ended November 1, 2009 and November 2, 2008 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
	(unaudited, in thousands)		(unaudited, in thousands)
Cost of revenues	$1,288	$840	$2,320	$1,661
Research and development	1,490	1,509	3,011	2,369
Sales and marketing	431	440	1,009	767
General and administrative	723	686	1,763	1,201

Total	$3,932	$3,475	$8,103	$5,998

     The total stock-based compensation capitalized as part of inventory as of November 1, 2009 was $504,318.
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan		Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended				Six months ended
	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008	2009	2008	2009	2008
Weighted average fair value per share	$4.65	$6.24	$3.44	$4.08	$4.29	$6.24 - $7.92%	$3.44	$4.08
Expected term (in years)	4.77	5.05	0.75	0.74	4.67	5.05 - 5.14	0.75	0.74
Volatility	84%	74%	102%	58%	84%	72 - 74%	102%	58%
Risk-free interest rate	2.4%	2.8%	3.2%	3.3%	2.5%	2.8% - 3.2%	3.2%	3.3%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
     During the three and six months ended November 1, 2009, 0 and 801,518 shares of common stock were issued under the Company’s Employee Stock Purchase Plan, respectively, and 297,479 and 331,426 stock options were exercised, respectively. As of November 1, 2009, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $16.6 million which is expected to be recognized over the next 26 months on a weighted-average basis.
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
20. Segments
     Prior to first quarter of fiscal 2010, the Company’s Chief Executive Officer and Chairman of the Board viewed the Company’s business as having two principal operating segments, consisting of optical subsystems and components, and network performance test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment consisting of optical subsystems and components.
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
21. Geographic Information
     The following is a summary of revenues within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Revenues from sales to unaffiliated customers:
United States	$54,929	$45,097	$103,931	$70,861
Malaysia	25,658	26,920	48,019	54,261
China	18,182	19,362	35,204	34,789
Rest of the world	46,961	56,367	87,301	103,609

	$145,730	$147,746	$274,455	$263,520

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets of continuing operations within geographic areas based on the location of the assets (in thousands):

	November 1,	April 30,
	2009	2009
Long-lived assets
United States	$75,701	$83,119
Malaysia	31,030	28,067
Rest of the world	19,451	17,180

	$126,182	$128,366

22. Restructuring Charges
     During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to the Company’s optical subsystems and components segment and $1.2 million related to discontinued operations. During the first quarter of fiscal 2009, the Company recorded additional restructuring charges of $600,000 for lease payments for the remaining portion of the Scotts Valley facility that had been used for a product line of our discontinued operations which was sold in first quarter of fiscal 2009. During the second quarter of fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
     The following table summarizes the activities of the restructuring accrual during the first half of fiscal 2010 (in thousands):

Balance as of April 30, 2009	$850
Charges during six months ended November 1, 2009	4,173
Adjustment to deferred rent	297
Cash payments	(262)

Balance as of November 1, 2009	5,058

As of November 1, 2009, $5.1 million of committed facilities payments related to restructuring activities remained accrued, of which $1.1 million is expected to be fully utilized in the next twelve months and $4.0 million to be paid out from fiscal 2010 through fiscal 2020.
23. Pending Litigation
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

     Following the Company’s announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company’s historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company’s current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants The plaintiffs have appealed the judgment to the United States Court of Appeal for the Ninth Circuit.
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
EchoStar Litigation
     On July 10, 2006, EchoStar Satellite LLC, EchoStar Technologies Corporation and NagraStar LLC (collectively, “EchoStar”), filed an action against the Company in the United States District Court for the District of Delaware seeking a declaration that EchoStar does not infringe, and has not infringed, any valid claim of the Company’s ‘505 patent. The ‘505 patent is the same patent that is in dispute in the DirecTV lawsuit. On December 4, 2007, the Court approved the parties’ stipulation to stay the case pending issuance of the Federal Circuit’s mandate in the DirecTV case. This stay expired when the mandate of the Federal Circuit issued in the DirecTV case on April 18, 2008. On August 11, 2009, the Court administratively dismissed the case in light of the grant of summary judgment in favor of DirecTV in the DirecTV litigation.
Requests for Re-Examination of the ‘505 Patent
     Four requests for re-examination of the Company’s ‘505 patent have been filed with the U. S. Patent and Trademark Office. The ‘505 patent is the patent that is in dispute combined in the DirecTV and EchoStar lawsuits. The PTO granted each of these requests and these proceedings into a single re-examination. On October 9, 2009, the PTO issued a final office action invalidating all other claims in the ‘505 patent. The Company is appealing this final office action.
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
     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. On October 2, 2009, the Court granted approval of the settlement. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. The order approving the settlement has been appealed by certain individual class members. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the financial statements during the first quarter of fiscal 2010.
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

JDSU/Emcore Patent Litigation
     On September 11, 2006, JDS Uniphase Corporation (“JDSU”) and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that certain cable television transmission products acquired in connection with the Company’s acquisition of Optium Corporation, specifically the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringe on two U.S. patents, referred to as the “‘003 and ‘071’ Patents.” On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent, referred to as the “‘374 Patent”. On December 10, 2007, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against the Company’s HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution. On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing the Company’s declaratory judgment action on inequitable conduct. The Company has appealed this ruling.
     A trial with respect to the remaining two actions was held in October 2009. On November 1, 2009, the jury delivered its verdict that the Company had infringed the ‘003 and the ‘071 Patents as well as the ‘374 Patent. In addition, the jury found that the Company’s infringement of the ‘003 and the ‘071 Patents was willful. The jury determined that, with respect to the ‘003 and the ‘071 Patents, Emcore was entitled to $974,364 in damages and JDSU was entitled to $622,440 in damages, and, with respect to the ‘374 Patent, Emcore was entitled to $1,800,000 in damages. The Court has not yet ruled on the amount, if any, by which the damages award with respect to the ‘003 and ‘071 Patents should be enhanced as a result of the jury’s determination that the Company’s infringement of the ‘003 and the ‘071 Patents was willful. In addition, the plaintiffs have requested that the Court issue a permanent injunction against further manufacture or sale of the products found to have infringed the patents-in-suit. The Company has filed motions for a new trial and, alternatively, the vacating of the jury’s verdict. The Court has not yet ruled on these motions.
     Based on the Company’s review of the record in this case, including discussion with and analysis by counsel of the bases for the Company’s appeal, the Company has determined that it has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company is confident that the judgment against it will ultimately be reversed, or remanded for a new trial in which the Company believes it would prevail. As a result, the Company concluded that it is not probable that Emcore and JDSU will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.
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
24. Guarantees and Indemnifications
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
     The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners, and insurers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or the use of the Company’s products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the fair value of these indemnification agreements is not material. Accordingly, the Company has not recorded any liabilities for these agreements as of August 1, 2009. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and payments under the loans are expected to be paid when due.
     During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (See Note 13. Long-term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of November 1, 2009, was $15.8 million.

25. Related Party Transactions
     Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $28.5 million from Fabrinet during the four months period ending August 29, 2008 and Fabrinet purchased products from the Company totaling to $16.2 million during the same period.
     During the three months and six months ended November 1, 2009, the Company paid a sales and marketing consultant, who is the brother of the Chief Executive Officer of the Company, $38,579 and $75,279 in cash compensation, respectively.
     Amounts paid to related parties represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.
26. Subsequent Events
Repurchase of Senior Subordinated Notes
     On November 16, 2009, the Company repurchased $5.0 million principal amount of its 2 1/2% Senior Subordinated Notes due 2010 in a privately negotiated transaction. For each $1,000 principal amount of the notes, the Company paid $977.5 in cash, for a total purchase price of $4.9 million plus accrued interest of $11,000.
     On November 16, 2009, the Company repurchased $500,000 principal amount of its 2 1/2% Subordinated Notes due 2010 in a privately negotiated transaction. For each $1,000 principal amount of the notes, the Company paid $977.5 in cash, for a total purchase price of $488,750 plus accrued interest of $1,000.
     After the repurchase of the convertible notes discussed above, approximately $29.6 million aggregate principal amount of 2 1/2% notes due 2010 remained outstanding.

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
Business Overview
     We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment various types of equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1Gbps to 40Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers for LAN and SAN applications and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks. Our manufacturing operations are vertically integrated and we utilize internal sources for many of the key components used in making our products including lasers, photodetectors and integrated circuits, or ICs, designed by our own internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.
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
Recent Developments
Combination with Optium Corporation
     On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, we expect to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of internally manufactured components into product designs in place of components previously purchased by Optium in the open market. At the closing of the merger, we issued 20,101,082 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium.
     We have accounted for the combination using the purchase method of accounting and as a result have included the operating results of Optium in our consolidated financial results since the August 29, 2008 consummation date.
Sale of Network Tools Division
     In the first quarter of fiscal 2010, we sold substantially all of the assets of our Network Tools Division to JDSU for $40.6 million in cash. We recorded a net gain on sale of the business of $36.1 million before income taxes, which is included in income from discontinued operations, net of income tax, in our condensed consolidated statements of operations. In accordance with FASB ASC 205-20, Presentation of Financial Statements, Discontinued Operations, the assets and liabilities, results of operations related to the business, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In accordance with FASB ASC 230, Statement of Cash Flows, we elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flow.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 30, 2009 other than the adoption of FASB ASC 470-20 (see Note 1 to condensed consolidated financial statements).

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	2009	2008	2009	2008
	(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.9	72.1	73.9	68.6
Amortization of acquired developed technology	0.8	0.8	0.9	0.8

Gross profit	27.3	27.1	25.2	30.6

Operating expenses:
Research and development	14.8	14.7	15.5	14.9
Sales and marketing	5.0	5.3	5.1	5.6
General and administrative	5.6	7.1	6.5	7.2
Acquired in-process research and development	—	7.1	0.0	4.0
Restructuring charges	2.9	0.0	1.5	0.0
Amortization of purchased intangibles	0.4	0.4	0.4	0.3
Impairment of goodwill and intangible assets	—	121.0	0.0	67.8

Total operating expenses	28.7	155.6	29.0	99.8

Loss from operations	(1.4)	(128.5)	(3.8)	(69.2)

Interest income	—	0.4	0.0	0.6
Interest expense	(1.5)	(2.8)	(1.7)	(3.6)
Loss on debt extinguishment	(17.2)	—	(9.1)	—
Other income (expense), net	(1.5)	(2.2)	(0.7)	(1.2)

Loss from continuing operations before income taxes	(21.6)	(133.1)	(15.3)	(73.4)
Provision (benefit) for income taxes	—	(5.2)	0.1	(2.7)

Loss from continuing operations	(21.6)	(127.9)	(15.4)	(70.7)

Income (loss) from discontinued operations, net of taxes	—	0.8	13.5	0.4

Net loss	(21.6)%	(127.1)%	(1.9)%	(70.3)%

     Revenues. Revenues from continuing operations decreased $2.0 million, or 1.4%, to $145.7 million in the quarter ended November 1, 2009 compared to $147.7 million in the quarter ended November 2, 2008. The decrease was principally due to the general weakness in the global economy.
     Revenues from continuing operations increased $10.9 million, or 4.1%, to $274.5 million in the six months ended November 1, 2009 compared to $263.5 million in the six months ended November 2, 2008. The increase was due to the inclusion of revenues from Optium’s operations offset by a decline of $12.1 million in sales of pre-merger Finisar products. Revenues of $59.5 million from Optium operations is included in our revenues for the six months ended November 1, 2009 compared to Optium revenue for two months of $36.5 million included in the six months ended November 2, 2008 results. The decrease in revenue from sales of pre-merger Finisar products was due to the general weakness in the global economy. While weakness in the general economy had a negative impact on sales of some of our slower speed products, we experienced strong revenue growth in our higher speed products.

     The following table sets forth the changes in revenues from continuing operations by market segment and speed:

	Three months ended		Six months ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Transceivers, transponders, components
Greater than 10 Gbps
LAN/SAN	16,463	8,907	29,940	18,932
Metro/Telecom	38,854	45,097	77,278	67,291

Subtotal	55,317	54,004	107,218	86,223
Less than 10 Gbps
LAN/SAN	43,946	54,422	80,950	105,229
Metro/Telecom	25,931	27,132	51,071	59,813

Subtotal	69,878	81,553	132,021	165,042

Total transceivers, transponders, components	125,195	135,558	239,239	251,265
ROADM linecards and WSS modules	15,464	8,804	26,409	8,804
CATV	5,073	3,384	8,807	3,451

Total revenues	145,731	147,746	274,455	263,520

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology related to continuing operations, a component of cost of revenues, decreased $61,000, or 4.9%, to $1.2 million in the quarter ended November 1, 2009 compared to $1.3 million in the quarter ended November 2, 2008 and increased $282,000, or 13.4%, to $2.4 million in the six months ended November 1, 2009 compared to $2.1 million in the six months ended November 2, 2008. The decrease for the quarter was primarily due to the full amortization during fiscal 2009 of certain assets associated with our Honeywell and Kodeos acquisitions, partially offset by $605,000 of amortization of Optium assets. The increase for the six month period was primarily due to six months of amortization of the Optium assets in fiscal 2010 compared to three months in fiscal 2009.
     Gross Profit. Gross profit from continuing operations decreased $162,000, or 0.4% , to $39.8 million in the quarter ended November 1, 2009 compared to $40.0 million in the quarter ended November 2, 2008. The slight decrease in gross profit was primarily due to the $2.0 million decrease in revenue. Gross profit as a percentage of revenue was 27.3% in the quarter ended November 1, 2009 compared to 27.0% in the quarter ended November 2, 2008. We recorded charges of $5.6 million for obsolete and excess inventory in the quarter ended November 1, 2009 compared to $3.6 million in the quarter ended November 2, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $4.4 million in the quarter ended November 1, 2009 and $1.2 million in the quarter ended November 2, 2008. As a result, we recognized a net charge of $1.2 million in the quarter ended November 1, 2009 compared to $2.4 million in the quarter ended November 2, 2008. Manufacturing overhead includes stock-based compensation charges of $1.3 million in the quarter ended November 1, 2009 and $840,000 in the quarter ended November 2, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $43.5 million, or 29.8% of revenues, in the quarter ended November 1, 2009 compared to $44.5 million, or 30.1% of revenues, in the quarter ended November 2, 2008. The relatively flat gross margin reflects the unfavorable impact of lower sales prices on some products, lower manufacturing yields and greater scrap charges in the current quarter offset by lower component costs, manufacturing labor costs and overhead spending, despite the fact that manufacturing spending in the prior year period reflected only a partial quarter of Optium operations following the merger.
     Gross profit from continuing operations decreased $11.6 million, or 14.3%, to $69.2 million in the six months ended November 1, 2009 compared to $80.7 million in the six months ended November 2, 2008. The decrease in gross profit resulted from many factors including increased manufacturing spending and lower margins on certain products related to the Optium merger, price reduction on certain of our slower speed products and lower yield rates on our new higher speed components and modules. Gross profit as a percentage of total revenue was 25.2% in the six months ended November 1, 2009 compared to 30.6% in the six months ended November 2, 2008. We recorded charges of $14.8 million for obsolete and excess inventory in the six months ended November 1, 2009 compared to $6.0 million in the six months ended November 2, 2008. We sold inventory that was written-off in previous periods resulting in a benefit of $7.1 million in the six months ended November 1, 2009 and $2.9 million in the six months ended November 2, 2008. As a result, we recognized a net charge of $7.7 million in the six months ended November 1, 2009 compared to $3.1 million in the six months ended November 2, 2008. Manufacturing overhead includes stock-based compensation charges of $2.3 million in the six months ended November 1, 2009 and $1.7 million in the six months ended November 2, 2008. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $81.6 million, or 29.7% of revenue, in the six months ended November 1, 2009 compared to $87.6 million, or 33.2% of revenue in the six months ended November 2, 2008. The lower gross margin primarily reflects the unfavorable impact of lower sales prices on some products, lower manufacturing yields and greater scrap charges in the current quarter in addition to the impact of the sales of lower margin Optium products for the full six months as compared to only two months in the prior year period.
     Research and Development Expenses. Research and development expenses of continuing operations decreased $199,000, or 0.9%, to $21.6 million in the quarter ended November 1, 2009 compared to $21.8 million in the quarter ended November 2, 2008. Included in research and development expenses were stock-based compensation charges of $1.5 million in the quarter ended November 1, 2009 and in the quarter ended November 1, 2008. Research and development expenses as a percent of revenues increased slightly to 14.8% in the quarter ended November 1, 2009 compared to 14.7% in the quarter ended November 1, 2008.
     Research and development expenses of continuing operations increased $3.4 million, or 8.8%, to $42.6 million in the six months ended November 1, 2009 compared to $39.2 million in the six months ended November 1, 2008. The increase was primarily due to the additional four months of expenses from Optium operations following the merger which are included in the 2009 balances. Included in research and development expenses were stock-based compensation charges of $3.0 million in the six months ended November 1, 2009 and $2.4 million in the six months ended November 1, 2008. Research and development expenses as a percent of revenues increased to 15.5% in the six months ended November 1, 2009 compared to 14.9% in the six months ended November 2, 2008.
     Sales and Marketing Expenses. Sales and marketing expenses of continuing operations decreased $590,000, or 7.5%, to $7.3 million in the quarter ended November 1, 2009 compared to $7.9 million in the quarter ended November 1, 2008. The decrease was primarily due to cost synergies realized as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $431,000 in the quarter ended November 1, 2009 and $440,000 in the quarter ended November 1, 2008. Sales and marketing expenses as a percent of revenues decreased slightly to 5.0% in the quarter ended November 1, 2009 compared to 5.3% in the quarter ended November 2, 2008.
     Sales and marketing expenses of continuing operations decreased $647,000, or 4.4%, to $14.1 million in the six months ended November 1, 2009 compared to $14.8 million in the six months ended November 2, 2008. The decrease was primarily due to cost synergies realized as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $1.0 million in the six months ended November 1, 2009 and $767,000 in the six months ended November 2, 2008. Sales and marketing expenses as a percent of revenues decreased to 5.1% in the six months ended November 1, 2009 compared to 5.6% in the six months ended November 2, 2008.

     General and Administrative Expenses. General and administrative expenses of continuing operations decreased $2.4 million, or 22.4%, to $8.2 million in the quarter ended November 1, 2009 compared to $10.5 million in the quarter ended November 2, 2008. The decrease was primarily due to cost synergies realized as a result of the Optium merger, a decrease in legal fees due to reduced litigation and IP related activities and recoveries of previously written off accounts receivable. Included in general and administrative expenses were stock-based compensation charges of $726,000 in the quarter ended November 1, 2009 and $686,000 in the quarter ended November 2, 2008. Also included in the quarter ended November 1, 2009 were non-recurring severance costs of $178,000. General and administrative expenses as a percent of revenues decreased to 5.6% in the quarter ended November 1, 2009 compared to 7.1% in the quarter ended November 28, 2008.
     General and administrative expenses of continuing operations decreased $1.3 million, or 6.6%, to $17.8 million in the six months ended November 1, 2009 compared to $19.0 million in the six months ended November 2, 2008, although a full six months of expenses related to the Optium operations were included in the later period compared to two months in the prior year period. The decrease was primarily due to cost synergies realized as a result of the Optium merger and a decrease in legal fees due to reduced litigation and IP related activities. Included in general and administrative expenses were stock-based compensation charges of $1.8 million in the six months ended November 1, 2009 and $1.2 million in the six months ended November 2, 2008. Also included in the six months ended November 1, 2009 were non-recurring severance costs of $187,000. General and administrative expenses as a percent of revenues decreased to 6.5% in the six months ended November 1, 2009 compared to 7.2% in the six months ended November 2, 2008.
     Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses were $10.5 million in the quarter and six month period ended November 2, 2008, compared to $0 in the quarter and six month period ended November 1, 2009. The IPR&D charges were related to the Optium merger.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $96,000, or 15.6%, to $518,000 in the quarter ended November 1, 2009 compared to $614,000 in the quarter ended November 2, 2008 and increased $476,000, or 64.1%, to $1.2 million in the six months ended November 1, 2009 compared to $743,000 in the six months ended November 2, 2008. The decrease for the quarter was due to the full amortization of certain trademarks related to the Optium merger. The increase for the six month period was primarily due the amortization of additional intangible assets acquired in the Optium merger. The amortization of these Optium assets for the two months included in the quarter and six month periods ended November 2, 2008 was $485,000 compared to $962,000 in the six months ended November1, 2009.
     Impairment of Goodwill. As a result of the financial liquidity crisis, the economic recession, reductions in our internal revenue and operating forecasts and a substantial reduction in our market capitalization, during the period ended November 2, 2008, we performed an analysis to determine if there was an indication of impairment of our intangible assets. As a result of this analysis, we determined that the goodwill related to our optical subsystems and components reporting unit was impaired and had an implied fair value of $59.6 million compared to a carrying value of $238.4 million. As a result, we recorded an estimated impairment charge of $178.8 million during the quarter ended November 2, 2008. Following the completion of goodwill impairment analyses, we recorded additional charges of $46.5 million in the quarter ended February 1, 2009 and $13.2 million in the quarter ended April 30, 2009. As a result of these impairment charges, as of April 30, 2009 the carrying value of our goodwill was zero.
     Restructuring Costs. As a result of moving certain manufacturing activities from our facility in Allen, Texas to our lower cost manufacturing facility in Ipoh, Malaysia, we have determined that approximately 32% of the space in the Allen facility is no longer required for manufacturing. As a result, we closed that portion of the facility in the quarter ended November 1, 2009 and are actively searching for a tenant to sub-lease the vacated space. As a result, we recorded a restructuring charge of $4.2 million in the quarter ended November 1, 2009 which represents the present value of that portion of the lease payments we are obligated to make over the remaining lease term.

     Interest Income. Interest income decreased $648,000, or 98.6%, to $9,000 in the quarter ended November 1, 2009 compared to $657,000 in the quarter ended November 2, 2008 and decreased $1.6 million, or 98.8%, to $19,000 in the six months ended November 1, 2009 compared to $1.6 million in the six months ended November 2, 2008. These decreases were due primarily to a decrease in our cash balance as a result of the principal repayment in the second quarter of fiscal 2009 of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008.
     Interest Expense. Interest expense decreased $1.9 million, or 47.3%, to $2.2 million in the quarter ended November 1, 2009 compared to $4.1 million in the quarter ended November 2, 2008. The decrease was primarily related to the principal repayment in the second quarter of fiscal 2009 of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008. Included in interest expense for the quarter ended November 1, 2009 is a non-cash charge of $1.1 million related to the accounting for our senior convertible notes. Included in interest expense for the quarter ended November 2, 2008 is a non-cash charge of $1.2 million related to the accounting for our senior convertible notes and a non-cash charge of $671,000 to amortize the beneficial conversion feature of the notes due in October 2008.
     Interest expense decreased $4.8 million, or 50.8%, to $4.6 million in the six months ended November 1, 2009 compared to $9.4 million in the six months ended November 2, 2008. The decrease was primarily related to the principal repayment in the second quarter of fiscal 2009 of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008. Included in interest expense for the six months ended November 1, 2009 is a non-cash charge of $2.3 million related to the accounting for our senior convertible notes. Included in interest expense for the quarter ended November 2, 2008 is a non-cash charge of $2.5 million related to the accounting for our senior convertible notes and a non-cash charge of $1.8 million to amortize the beneficial conversion feature of the notes due in October 2008.
     Loss on Repurchase/Purchase of Convertible Notes. On August 11, 2009, we retired $33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company's common stock per $1,000 principal amount of notes. We issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes in the exchange offers. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. However, in accordance with the provisions of ASC 470-20, this exchange was considered an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share, accordingly, although the trading price of our common stock was $5.04 at the time of the exchange, we recorded a loss on debt extinguishment of $23.7 million in the quarter ended November 1, 2009.

     Other Income (Expense), Net. Other expense was $2.2 million in the quarter ended November 1, 2009 compared to $3.1 million in the quarter ended November 2, 2008. Other expense was $1.9 million in the six months ended November 1, 2009 compared to $2.9 million in the six months ended November 2, 2008. Other expense in the quarter and six months ended November 1, 2009 was primarily related to a $2 million other-than-temporary write-down of a minority interest investment. Other expense in the quarter and six month periods ended November 2, 2008 was primarily related to a $1.7 million non-cash foreign exchange loss related to the re-measurement of a $19.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit and a $1.2 million other-than-temporary write-down of a minority investment during the period.
     Provision for Income Taxes. We recorded an income tax provision of $38,000 and an income tax benefit of $7.7 million, respectively, for the quarters ended November 1, 2009 and November 2, 2008 and an income tax provision of $197,000 and an income tax benefit of $7.0 million, respectively, for the six months ended November 1, 2009 and November 2, 2008. The income tax benefit for the three months ended November 2, 2008 included a non-cash benefit of $8.4 million from the reversal of the previously recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization had occurred. The income tax provision of $38,000 for the three months ended November 1, 2009 included minimum state taxes, federal refundable credits and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     Discontinued Operations. As discussed above, on July 15, 2009, we completed the sale of certain assets related to our Network Tools Division to JDSU. During the three months ended November 1, 2009, we incurred net operating expenses of $67,000 for providing manufacturing services to JDSU under a transition services agreement entered into at the time of the sale. These expenses have been classified as results of discontinued operations. Income from discontinued operations during the three months ended November 2, 2008 was $1.1 million. Income from discontinued operations for the six months ended November 1, 2009 was $37.1 million, including a gain on the sale of the business unit of $36.1 million compared to $990,000 in the quarter ended November 2, 2008.

Liquidity and Capital Resources
Cash Flows From Operating Activities
     Net cash used in operating activities in the six months ended November 1, 2009 totaled $5.6 million, compared to net cash provided by operating activities of $1.4 million in the six months ended November 2, 2008. Cash used in operating activities in the six months ended November 1, 2009 was due to changes in working capital which were primarily related to an increase in accounts receivable and inventories offset by an increase in accounts payable. Accounts receivable increased by $14.1 million primarily due to the increase in shipments and no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank during the second quarter of fiscal 2010 compared to $10 million sold in the second quarter of fiscal 2009. Inventory increased by $3.7 million and accounts payable increased by $6.5 million due to higher purchases to support increased sales. Net cash provided by operating activities in the six months ended November 2, 2008 primarily consisted of changes in working capital which were primarily related to increases in inventory, accounts receivable and deferred income taxes.
Cash Flows From Investing Activities
     Net cash provided by investing activities totaled $31.3 million in the six months ended November 1, 2009 compared to $45.3 million in the six months ended November 2, 2008. Net cash provided by investing activities in the six months ended November 1, 2009 was primarily due to the $40.7 cash received from sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $10.7 million of expenditures for capital equipment. Net cash provided by investing activities in the six months ended November 2, 2008 was primarily related to the net maturities of available-for-sale investments of $30.7 million and acquisition of net assets of Optium of $30.1 million as a result of a business combination offset by $15.5 million purchases of equipment to support production expansion.
Cash Flows From Financing Activities
     Net cash provided by financing activities totaled $17.9 million in the six months ended November 1, 2009 compared to net cash used in financing activities of $82.0 million in the six months ended November 2, 2008. Cash provided by financing activities for the six months ended November 1, 2009 primarily consisted of $98.1 million in proceeds from the issuance of our 5.0% Convertible Senior Notes, partially offset by $82.6 million of cash used to settle existing convertible notes. Cash provided by financing activities for the six months ended November 2, 2008 primarily reflected proceeds of $20.0 million from bank borrowings and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $3.4 million, offset by repayments of $92 million on our outstanding 5 1/4% convertible subordinated notes on October 15, 2008 and repayment on borrowings of $13.4 million.

Contractual Obligations and Commercial Commitments
     At November 1, 2009, we had contractual obligations of $228 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Short-term debt	$6,241	$6,241	$—	$—	$—
Long-term debt	12,151	—	8,401	3,750	—
Convertible debt	135,081	35,081	—	—	100,000
Interest on debt	27,893	6,832	10,907	10,154	—
Operating leases (a)	46,383	7,709	10,366	7,829	20,479
Purchase obligations	596	596	—	—	—

Total contractual obligations	$228,345	$56,459	$29,674	$21,733	$120,479

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
     At November 1, 2009, total long-term debt and principal amount due under the convertible debt was $153.5 million, compared to $163.4 million at April 30, 2009.
     Long-term debt consists of a note payable to a financial institution under which we borrowed $9.9 million in December 2005. At November 1, 2009, the remaining principal balance outstanding under this note was $2.6 million. This note is payable in 60 equal monthly installments beginning in January 2006 and is secured by certain property and equipment. On November 25, 2009, we repaid the remaining balance of this loan. Long-term debt also includes borrowings made by our Malaysian subsidiary under two separate loan agreements entered into by it with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We and our subsidiary were in compliance with all covenants associated with these loans as of November 1, 2009. At November 1, 2009, the principal balance outstanding under these loans was $15.8 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $4.4 million due October 15, 2010, a series of convertible senior subordinated notes in the aggregate principal amount of $30.7 million due October 15, 2010 and a series of convertible senior notes in the aggregate principal amount of $100.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of Finisar common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Aggregate annual interest payments on all the series of notes are approximately $5.9 million.

On November 16, 2009, the Company repurchased $5.0 million principal amount of its senior subordinated notes in a privately negotiated transaction for a total purchase price of $4.9 million plus accrued interest of $11,000. On November 16, 2009, the Company repurchased $500,000 principal amount of its subordinated notes in a privately negotiated transaction for a total purchase price of $488,750 plus accrued interest of $1,000. After the repurchase of the Convertible Notes discussed above, approximately $129.6 million aggregate principal amount of notes remained outstanding.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations consist of standby repurchase obligations and are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our repurchase obligations of $596,000 have been expensed and recorded on the condensed consolidated balance sheet as non-cancelable purchase obligations as of November 1, 2009.
Sources of Liquidity and Capital Resource Requirements
     At November 1, 2009, our principal sources of liquidity consisted of $80.7 million of cash, cash equivalents and “available-for-sale” investments and an aggregate of $70 million available under our credit facility with Wells Fargo Bank subject to certain restrictions and limitations.
     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 6.25% per annum. Borrowings will be guaranteed by our U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions.
     On October 23, 2009, we terminated agreements with Silicon Valley Bank under which various credit facilities had been available to us. As of November 1, 2009, $3.4 million of letters of credit issued by Silicon Valley Bank remained outstanding as we were in the process of obtaining new letters of credit through Wells Fargo Bank. Following the termination of the agreement, we secured the outstanding letters of credit with restricted certificates of deposit of $3.4 million.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire all of our outstanding convertible debt in the aggregate principal amount of $129.6 million, of which $29.6 matures in October 2010 and the remaining $100 million is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements
     At November 1, 2009 and April 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 4. Controls and Procedures
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
     Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures shortly after the end of the quarter to include physical inventory counts covering a substantial portion of the inventory held at this site in order to verify quantities on hand at each period end. We evaluated the cause of discrepancies in the cycle counting process at the Ipoh facility, made appropriate operational and system changes and restarted the cycle count process for finished goods during the quarter ended April 30, 2009. Additional improvements to our inventory systems and controls at our Ipoh facility and our other facilities were made during the six months ended November 1, 2009. We will continue to augment the process with additional physical inventory counts as warranted until the cycle count process is fully operational once again. Other than these changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended November 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Reference is made to “Part I, Item I, Financial Statements — Note 23. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended November 1, 2009.
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
     During the six months ended November 1, 2009, we (i) completed the exchange of $47.5 million aggregate principal amount of our outstanding convertible subordinated notes for $24.9 million in cash and approximately 3.5 million shares of our common stock, (ii) repurchased an additional $59.4 million aggregate principal amount of the notes for cash, (iii) sold $100 million aggregate principal amount of a new series of 5.0% Convertible Senior Notes due 2029 and (iv) established a new four-year $70 million senior revolving credit facility. As a result of these transactions, we substantially reduced the principal amount of our outstanding notes maturing in October 2010 and substantially improved our liquidity. Accordingly, we have eliminated from the following discussion the risk factor entitled “We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes” which was included in Item 1A of our annual report on Form 10-K for the fiscal year ended April 30, 2009 (the “2009 10-K”) and have modified other risk factors relating to our potential need for additional capital. We also added a risk factor entitled “Our liability to use certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.” Except for these changes, the risk factors described below do not include any material changes from those disclosed in the 2009 10-K.
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
     As part of our cost of goods sold cost reduction initiatives planned for the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated time frame, or if our manufacturing yields decrease as a result, our actual cost savings will be less than anticipated and our results of operations could be harmed.
We may not be able to obtain additional capital in the future, and failure to do so may harm our business.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire all of our outstanding convertible debt in the aggregate principal amount of $129.6 million, of which $29.6 matures in October 2010 and the remaining $100 million is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.
We expect that our revenues and profitability will be adversely affected following our recently completed sale of our network performance test systems business.
     On July 15, 2009, we completed the sale of substantially all of the assets of our Network Tools Division (excluding accounts receivable and payable) to JDSU for $40.6 million in cash. As a result of this transaction, we no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal

2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products were generally higher than on our optical subsystem and component products. Accordingly, we expect that our revenues and profitability will continue to be lower than historical levels as a result of the sale unless and until we are able to achieve significant growth in our optical subsystems and components business.
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
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 43% of our revenues in first half of fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
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
     In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in Australia, China, Israel and Singapore. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:
•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in overseeing manufacturing operations;

•	greater difficulty in hiring and retaining direct labor;

•	greater difficulty in hiring talent needed to oversee manufacturing operations;

•	potential political and economic instability; and
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
     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the war in Afghanistan and Iraq or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:
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
     Through the first half of fiscal 2010, we made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2009, we wrote off an aggregate of $24.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. During the second quarter of fiscal 2010, we wrote off $2.0 million of our investment in another privately held company. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of November 1, 2009 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.
     As of April 30, 2009, we had net operating loss, or NOL, carryforward amounts of approximately $489 million for U.S. federal income tax purposes and $159.8 million for state income tax purposes, and U.S. federal and state tax credit carryforward amounts of approximately $14.4 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. These NOLs and tax credit carryforwards will expire at various dates beginning in 2010, if not utilized. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.
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
     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDS Uniphase Corporation and Emcore Corporation. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.
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
     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against Finisar. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. On September 22, 2009, the Court granted the motions to dismiss. The plaintiffs are appealing this order. We will continue to incur legal fees in this case, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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
     As of November 1, 2009, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $100.0 million, 2 1/2% Convertible Senior Subordinated Notes due 2010 in the principal amount of $30.7 million and 2 1/2% Convertible Subordinated Notes due 2010 in the principal amount of $4.4 million. As a result of subsequent repurchases, the principal balance of the 2 1/2% Convertible Senior Subordinated Notes outstanding has been reduced to $25.7 million and the principal balance of the 2 1/2% Convertible Subordinated Notes due 2010 outstanding has been reduced to $3.9 million. The $100.0 million in principal amount of our 5% Senior Notes are convertible, at the option of the holder, at any time on or prior to maturity into             shares of our common stock at a conversion price of $10.68 per share. The $3.9 million in principal amount of our 2 1/2% Subordinated Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $29.64 per share. The $25.7 million in principal amount of our 2 1/2% Senior Subordinated Notes are convertible at a conversion price of $26.24, with the underlying principal payable in cash, upon the trading price of our common stock reaching $39.36 for a period of time. An aggregate of approximately 9,490,000 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

Item 6. Exhibits
     The exhibits listed in the Exhibit Index are filed as part of this report (see page 81).

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
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: December 10, 2009

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Amendment of the Restated Certificate of Incorporation of Finisar Corporation (1)

4.1	Specimen certificate representing the common stock

10.1*	Credit Agreement dated October 2, 2009 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC

10.2	Security Agreement dated October 2, 2009, among Finisar Corporation, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC

10.3	Purchase Agreement dated October 8, 2009, by and between Finisar Corporation and Piper Jaffrey & Co., as amended by a letter agreement dated October 12, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portion of this exhibit has been omitted and marked by asterisks.

(1)	Incorporated by reference to Exhibit 3.8 of Registrant’s Form 8-K filed on September 28, 2009