Form 10-Q/A
period 2009-11-01
FINISAR CORP
filed 2010-01-11
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
Form 10-Q/A
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 30, 2009, there were 64,808,071 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

SIGNATURES	4
EXHIBIT INDEX	5
EX-10.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

FINISAR CORPORATION
AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q/A
Explanatory Note
     This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for Finisar Corporation is being filed solely for the purpose of filing a complete version of Exhibit 10.1, including the schedules and exhibits thereto. Portions of Exhibit 10.1 have been redacted pursuant to a request for confidential treatment that has been filed with the Securities and Exchange Commission. No additions or changes have been or are otherwise being made to the information contained in the Form 10-Q that was filed with the Securities and Exchange Commission on December 10, 2009. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

3

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
Stephen K. Workman
Senior Vice President, Finance and Chief Financial Officer

Dated: January 11, 2010

4

EXHIBIT INDEX

Exhibit
Number	Description

3.1*	Certificate of Amendment of the Restated Certificate of Incorporation of Finisar Corporation

4.1*	Specimen certificate representing the common stock

10.1**	Credit Agreement dated October 2, 2009 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC

10.2*	Security Agreement dated October 2, 2009, among Finisar Corporation, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC

10.3*	Purchase Agreement dated October 8, 2009, by and between Finisar Corporation and Piper Jaffrey & Co., as amended by a letter agreement dated October 12, 2009

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed.

**	Portions of this agreement have been redacted pursuant to a request for confidential treatment that has been filed with the Securities and Exchange Commission.

5