Form 10-Q
period 2010-01-31
FINISAR CORP
filed 2010-03-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2010
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
(Do not check if as smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     At February 28, 2010, there were 65,536,100 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2010

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2010	April 30, 2009 *
	(In thousands, except share and per share data)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,514	$37,129
Restricted cash and cash equivalents (Note 16)	3,400	—
Short-term available-for-sale investments	67	92
Accounts receivable, net of allowance for doubtful accounts of $1,936 at January 31, 2010 and $1,069 at April 30, 2009	116,399	81,820
Accounts receivable, other	8,456	10,033
Inventories	122,680	107,764
Prepaid expenses	7,024	6,795
Current assets associated with discontinued operations	—	4,863

Total current assets	333,540	248,496
Property, plant and improvements, net	83,926	81,606
Purchased technology, net	12,882	16,459
Other intangible assets, net	12,115	13,427
Minority investments	12,289	14,289
Other assets	5,961	2,584
Non-current assets associated with discontinued operations	—	3,527

Total assets	$460,713	$380,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,124	$48,421
Accrued compensation	12,698	11,428
Other accrued liabilities (Note 12)	21,059	30,513
Deferred revenue	5,516	1,703
Short- term debt (Note 15)	14,500	—
Current portion of convertible debt (Note 13)	28,480	—
Current portion of long-term debt (Note 14)	4,000	6,107
Non-cancelable purchase obligations	521	2,965
Current liabilities associated with discontinued operations	—	3,160

Total current liabilities	151,898	104,297
Long-term liabilities:
Convertible notes, net of current portion (Note 13)	100,000	134,255
Long-term debt, net of current portion (Note 14)	10,750	15,305
Other non-current liabilities	6,008	2,511
Deferred income taxes	1,136	1,149
Non-current liabilities associated with discontinued operations	—	650

Total liabilities	269,792	258,167
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 31, 2010 and April 30, 2009	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 65,433,790 shares issued and outstanding at January 31, 2010 and 59,686,507 shares issued and outstanding at April 30, 2009	65	60
Additional paid-in capital	1,892,186	1,831,224
Accumulated other comprehensive income	10,431	2,662
Accumulated deficit	(1,711,761)	(1,711,725)

Total stockholders’ equity	190,921	122,221

Total liabilities and stockholders’ equity	$460,713	$380,388

*	The condensed consolidated balance sheet at April 30, 2009 has been derived from audited consolidated financial statements at that date. See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Revenues	$166,935	$126,081	$441,390	$389,601
Cost of revenues	114,048	89,789	316,923	270,460
Amortization of acquired developed technology	1,192	1,455	3,577	3,558

Gross profit	51,695	34,837	120,890	115,583

Operating expenses:
Research and development	24,892	21,181	67,514	60,368
Sales and marketing	7,922	7,043	22,054	21,822
General and administrative	9,329	9,050	27,127	28,099
Acquired in-process research and development	—	—	—	10,500
Restructuring charges	—	—	4,173	—
Amortization of purchased intangibles	426	702	1,645	1,445
Impairment of goodwill and intangible assets	—	46,534	—	225,302

Total operating expenses	42,569	84,510	122,513	347,536

Income (loss) from operations	9,126	(49,673)	(1,623)	(231,953)

Interest income	85	119	104	1,744
Interest expense	(2,241)	(2,724)	(6,842)	(12,080)
Gain (loss) on debt extinguishment	28	3,295	(25,039)	3,064
Other income (expense), net	(961)	(744)	(2,899)	(3,692)

Income (loss) from continuing operations before income taxes	6,037	(49,727)	(36,299)	(242,917)
Provision (benefit) for income taxes	421	(432)	618	(7,429)

Income (loss) from continuing operations	$5,616	$(49,295)	$(36,917)	$(235,488)

Income (loss) from discontinued operations, net of income taxes	$(131)	$(87)	$36,881	$903

Net income (loss)	$5,485	$(49,382)	$(36)	$(234,585)

Basic:
Income (loss) per share from continuing operations	$0.09	$(0.83)	$(0.58)	$(4.20)
Income (loss) per share from discontinued operations	$(0.00)	$(0.00)	$0.58	$0.02
Net income (loss) per share	$0.09	$(0.83)	$(0.00)	$(4.18)

Diluted:
Income (loss) per share from continuing operations	$0.08	$(0.83)	$(0.58)	$(4.20)
Income (loss) per share from discontinued operations	$(0.00)	$(0.00)	$0.58	$0.02
Net income (loss) per share	$0.08	$(0.83)	$(0.00)	$(4.18)

Weighted average number of common shares outstanding:
Basic	65,113	59,350	63,131	56,039
Diluted	66,719	59,350	63,131	56,039
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 31, 2010	February 1, 2009

Operating activities
Net loss	$(36)	$(234,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,710	22,381
Stock-based compensation expense	12,322	10,960
Amortization of beneficial conversion feature of convertible notes	—	1,817
Non-cash interest cost on 2.5% convertible senior subordinated notes	2,674	3,725
Amortization of purchased technology and finite lived intangibles	1,722	1,862
Amortization of acquired developed technology	3,747	4,454
Impairment of minority investments	2,000	—
Loss on sale or retirement of assets	327	539
Loss (gain) on debt extinguishment	23,552	(3,063)
Gain on remeasurement of derivative liability	—	(1,135)
Loss (gain) on sale of equity investment	(375)	12
Loss (gain) on sale of a product line	(1,250)	919
Gain on sale of discontinued operations	(36,053)	—
Other than temporary decline in fair market value of equity security	—	1,920
Impairment of goodwill	—	225,302
Acquired in-process research and development	—	10,500
Changes in operating assets and liabilities:
Accounts receivable	(34,579)	(7,057)
Inventories	(12,432)	(3,476)
Other assets	(1,198)	978
Deferred income taxes	(13)	(7,846)
Accounts payable	16,703	(22,917)
Accrued compensation	924	(3,214)
Other accrued liabilities	(6,113)	(12,782)
Deferred revenue	3,611	(289)

Net cash used in operating activities	(1,757)	(10,995)

Investing activities
Purchases of property, equipment and improvements	(21,419)	(20,653)
Sale of short and long-term investments, net	38	37,861
Proceeds from sale of equity investment	375	90
Purchase of intangible assets	(375)	—
Proceeds from disposal of product line	1,250	—
Proceeds from sale of discontinued operation	40,683	—
Purchases of subsidiaries, net of cash assumed	—	30,137

Net cash provided by investing activities	20,552	47,435

Financing activities
Borrowings under line of credit	10,000	—
Restricted cash and cash equivalents	(3,400)	—
Proceeds from term loan	4,500	25,000
Issuance of 5% convertible notes	98,057	—
Repayment of convertible notes issued in connection with acquisition	—	(11,918)
Repayments of long-term debt	(6,663)	(2,734)
Repayment of convertible notes	(87,951)	(95,956)
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	5,047	4,371

Net cash provided by (used in) financing activities	19,590	(81,237)

	Nine Months Ended
	January 31, 2010	February 1, 2009
Net increase (decrease) in cash and cash equivalents	38,385	(44,797)
Cash and cash equivalents at beginning of period	37,129	79,442
Cash and cash equivalents at end of period	$75,514	$34,645

Supplemental disclosure of cash flow information
Cash paid for interest	$2,488	3,838
Cash paid for taxes	$408	898
Issuance of common stock and assumption of options and warrants in connection with merger	$—	251,382
Issuance of common stock for repayment of convertible debt	$16,383	—
     See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Description of Business
     Finisar Corporation (“the Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used to interconnect equipment in local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting various types of equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 Gbps to 40Gbps using a wide range of network protocols and physical configurations over distances from 70 meters up to 200 kilometers. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwith over several wavelengths on the same fiber. The Company also provides products for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks. The Company’s manufacturing operations are vertically integrated and include integrated circuit design and internal assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company utilizes its internal sources for many of the key components used in making its products including lasers, photodetectors and integrated circuits, or IC’s designed by its own internal IC engineering teams. The Company sells its optical subsystem and component products to manufacturers of storage systems, networking equipment and telecommunication equipment or their contract manufacturers, such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs. These customers in turn sell their systems to businesses and to wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.
     The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, Presentation of Financial Statements, Discontinued Operations (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets), the operating results of this business and the associated assets and liabilities are reported as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented. See Note 6 for further details regarding the sale of the division.
     The accompanying unaudited condensed consolidated financial statements as of January 31, 2010 and for the three and nine month periods ended January 31, 2010 and February 1, 2009, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at January 31, 2010 and its operating results and cash flows for the three and nine month periods ended January 31, 2010 and February 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2009.
FASB Accounting Standards Codification
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (GAAP)—a replacement of SFAS No. 162 (“SFAS 168”), which establishes the FASB ASC as the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. This guidance is effective for interim periods and fiscal years ending after September 15, 2009. On July 1, 2009, the Company adopted the provisions of this guidance and as a result, the majority of references to historically issued accounting pronouncements are now superseded by references to the FASB ASC. Certain accounting pronouncements, such as SFAS 168, will remain authoritative until they are integrated into the FASB ASC.

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
Convertible Senior Subordinated Notes
     In May 2008, the FASB issued FASB ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) (formerly referenced as FASB Staff Position (“FSP”) Accounting Principles Board Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)). This standard addresses instruments commonly referred to as Instrument C which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. It requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. On May 1, 2009, the Company adopted the provisions of ASC 470-20 on a retrospective basis and as a result has recorded additional interest expense of $383,000 and $1.3 million for the three months ended January 31, 2010 and February 1, 2009, respectively, and $2.7 million and $3.7 million for the nine months ended January 31, 2010 and February 1, 2009, respectively, in its condensed consolidated statement of operations. In addition, the retrospective adoption of ASC 470-20 decreased debt issuance costs included in other assets by an aggregate of $313,000, decreased convertible senior notes, net included in long-term liabilities by $7.7 million, and increased total stockholders’ equity by $7.4 million after a charge of $12.1 million to accumulated deficit on its condensed consolidated balance sheet as of April 30, 2009. See Note 13 for the impact of the adoption of ASC 470-20 on prior period balances.
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
2. Summary of Significant Accounting Policies
     For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2009. There have been no material changes to the Company’s significant accounting policies since the filing of the annual report on Form 10-K, except as noted below.
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
Recent Adoption of New Accounting Standards
     As discussed earlier, the Company has adopted SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (GAAP) — a Replacement of FASB Statement No. 162 (“SFAS 168”) and provides references to the topics of the codification in this report alongside references to the previous standards.
     In the first quarter of fiscal 2010, the Company adopted FASB ASC 470-20 which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. See Note 13 for the impact of the adoption of ASC 470-20 on the Company’s financial position and results of operations.
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
     In April 2009, the FASB issued FASB ASC 825-10, Financial Instruments (“ASC 825-10”) (formerly referenced as SFAS No. 107-1) and FASB ASC 270-10-05-01, Interim Reporting (“ASC 270-10-05-01”) (formerly referenced as Accounting Principle Board Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instrument”). ASC 825-10 and ASC 270-10-05-01 require fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. ASC 825-10 and ASC 270-10-05-01 are effective for interim and annual periods ending after June 15, 2009. The Company adopted these standards as of May 1, 2009. As ASC 825-10 and ASC 270-10-05-01 relate specifically to disclosures, these standards had no impact on the Company’s financial condition, results of operations or cash flows. See Note 19 for further discussion.
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
     In December 2007, the FASB issued FASB ASC 805, Business Combinations (“ASC 805”) (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations) which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. ASC 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in subsequent to May 1, 2009 will be accounted for in accordance with ASC 805. The Company expects ASC 805 will have an impact on its consolidated financial statements but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions it may consummate after the effective date. There were no business combinations consummated in the first nine months of fiscal 2010 by the Company.
Pending Adoption of New Accounting Standards
     In January 2010, the FASB issued ASU 2009-14, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2009-14 provides new disclosure requirements and clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
     In September 2009, the FASB amended the ASC as summarized in Accounting Standard Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its financial condition, results of operations or cash flows.
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
3. Computation of Net Income (Loss) Per Share
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

     The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$5,616	$(49,295)	$(36,917)	$(235,488)

Denominator:
Denominator for basic income (loss) per share from	65,113	59,350	63,131	56,039
continuing operations- weighted average shares

Effect of dilutive securities:
Employee stock options and restricted stock units	1,571	—	—	—
Warrants	35	—	—	—

Dilutive potential common shares	1,606	—	—	—

Denominator for diluted income(loss) from continuing operations	66,719	59,350	63,131	56,039

Basic income (loss) per share from continuing operations	$0.09	$(0.83)	$(0.58)	$(4.20)
Diluted income (loss) per share from continuing operations	$0.08	$(0.83)	$(0.58)	$(4.20)
     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Employee stock options and restricted stock units	—	3,569	1,450	3,898
Conversion of convertible subordinated notes	9,498	13,495	3,808	30,166
Warrants	—	—	35	—

	9,498	17,064	5,293	34,064

4. Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three and nine months ended January 31, 2010 and February 1, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Net income (loss)	$5,485	$(49,382)	$(36)	$(234,585)
Foreign currency translation adjustment	(589)	(1,382)	(7,751)	(10,563)
Change in unrealized gain (loss) on securities, net of
reclassification adjustments for realized loss	(2)	83	(18)	(983)

Comprehensive income (loss)	$4,894	$(50,681)	$(7,805)	$(246,131)

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	January 31, 2010	April 30, 2009
Net unrealized losses on available-for-sale securities	$(3)	$(21)
Cumulative translation adjustment	10,434	2,683

Accumulated other comprehensive income	$10,431	$2,662

5. Business Combination
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
     The Company also expects to recognize approximately $5.1 million of non-cash stock-based compensation expense related to the unvested options assumed on the acquisition date. This expense will be recognized beginning from the acquisition date over the remaining service periods of the options. As of January 31, 2010, $1.7 million of this expense remained unrecognized and is expected to be recognized over the weighted average remaining recognition period of 12 months. The stock options and warrants were valued using the Black-Scholes option pricing model based on the following weighted average assumptions:

Interest rate	2.17 — 4.5%
Volatility	47 — 136%
Expected life	1 — 6 years
Expected dividend yield	0%

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
Pro Forma Financial Information
     The unaudited financial information in the table below summarizes the combined results of operations of the Company and Optium on a pro forma basis after giving effect to the merger at the beginning of the fiscal year in which the merger was consummated. The pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had happened at the beginning of the fiscal year in which the merger was consummated.
     The unaudited pro forma financial information for the nine months ended February 1, 2009 combines the historical results of the Company for the nine months ended February 1, 2009 with the historical results of Optium for the four months ended August 29, 2008.

     The following pro forma financial information includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets and depreciation on acquired property and equipment (in thousands, except per share information):

Nine months ended
February 1, 2009
Net revenue	$441,593
Net loss	(245,287)
Net loss per share — basic and diluted	$(4.38)
6. Discontinued Operations
     During the three months ended August 2, 2009, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.6 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. In accordance with FASB ASC 360, Property, Plant and Equipment- Impairment or Disposal of Long Lived Assets (“ASC 360”) (formerly referenced as SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets), the operating results of this business, through January 31, 2010 and for all applicable prior periods, are reported as discontinued operations in the condensed consolidated financial statements. The assets and liabilities related to this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. In accordance with FASB ASC 230, Statement of Cash Flows (formerly referenced as SFAS No. 95, Statement of Cash Flows), the Company has elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flows.
     The following table summarizes results from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Net revenue	$—	$10,274	$6,753	$34,972
Gross profit	—	6,322	4,892	23,141
Income (loss) from discontinued operations	(131)	(87)	36,881	903
Gain (loss) on sale of discontinued operations	(165)	—	35,888	—
     The following table summarizes assets and liabilities classified as discontinued operations (in thousands):

April 30, 2009
ASSETS
Current assets:
Prepaid expenses	$327
Inventories	4,536

Total current assets	4,863

Purchased technoloy, net	$204
Other intangible assets, net	889
Property, plant and improvements, net	2,434

Total assets of discontinued operations	$8,390

LIABILITIES
Current liabilities:
Warranty accrual	200
Deferred revenue	2,960

3,160
Non-current liabilities associated with discontinued operations
Deferred Revenue	650

Total liabilities of discontinued operations	$3,810

     The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)

$35,888

     In connection with the sale of the assets of the Network Tools Division, the Company entered into a transition services agreement with the buyer. Under this agreement, the Company will provide manufacturing services to the buyer for a period which is not expected to be more than one year. The buyer will reimburse the Company for material costs plus 10% for the first six months, plus 12% for the first three months of any extension and plus 15% for the second three months of any extension. The buyer will also pay the Company a fixed fee of $50,000 per month to cover manufacturing overhead and direct labor costs. Under the agreement, the buyer will also pay a fixed fee for leasing the Company’s facilities and a service fee for the use of the Company’s information technology, communication services and employee services. The duration for which these services will be provided is not expected to be more than twelve months. During the second quarter of fiscal 2010, the Company incurred net operating expense of $67,000 for providing manufacturing services to the buyer. During the third quarter of fiscal 2010, the Company incurred net operating expense of $131,000 for providing manufacturing services to the buyer which included an immaterial adjustment of $165,000 recorded as adjustment to the gain on sale of discontinued operations. Total operating expenses incurred in relation to the transition services agreement from July 15, 2009 through January 31, 2010 were $33,000.
7. Inventories
     Inventories consist of the following (in thousands):

	January 31, 2010	April 30, 2009
Raw materials	$38,798	$36,153
Work-in-process	49,204	36,042
Finished goods	34,678	35,569

Total inventories	$122,680	$107,764

     During the three and nine months ended January 31, 2010, the Company recorded charges of $4.1 million and $18.9 million, respectively, for excess and obsolete inventory, and sold inventory of $4.3 million and $11.4 million, respectively, that was written-off in previous periods and therefore had an associated cost of revenue of zero.
     During the three and nine months ended February 1, 2009, the Company recorded charges of $3.6 million and $9.5 million, respectively, for excess and obsolete inventory, and sold inventory of $3.0 million and $5.8 million, respectively that was written-off in previous periods and therefore had an associated cost of revenue of zero..
8. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31, 2010	April 30, 2009
Buildings	$7,807	$7,416
Computer equipment	34,517	33,232
Office equipment, furniture and fixtures	3,572	3,739
Machinery and equipment	169,248	154,505
Leasehold improvements	18,069	17,246
Construction-in-process	2,817	445

Total	236,030	216,583
Accumulated depreciation and amortization	(152,104)	(134,977)

Property, equipment and improvements (net)	$83,926	$81,606

9. Intangible Assets Including Goodwill
Intangible Assets
     The following table reflects intangible assets subject to amortization as of January 31, 2010 and April 30, 2009 (in thousands):

	January 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$75,936	$(63,054)	$12,882
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,186)	11,784
Purchased patents	375	(44)	331

Totals	$93,453	$(68,456)	$24,997

	April 30, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$75,936	$(59,478)	$16,458
Purchased trade name	1,172	(805)	367
Purchased customer relationships	15,970	(2,909)	13,061

Totals	$93,078	$(63,192)	$29,886

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2010	$1,592
2011	6,222
2012	5,405
2013	3,993
2014 and beyond	7,785

Total	$24,997

Goodwill Impairment
     During the second quarter of fiscal 2009, the Company performed a goodwill impairment analysis as it concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $4.88 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its quarterly report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing of the quarterly report for the second quarter of fiscal 2009, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.
     While finalizing its impairment analysis during the third quarter of fiscal 2009, the Company concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $4.08 at the end of the quarter and a further decrease in internal expectations for near term revenues. For the purposes of this analysis, the Company’s estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of its quarterly report on Form 10-Q for the third quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing of the quarterly report for the third quarter of fiscal 2009, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded an additional $46.5 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the third quarter of fiscal 2009. Giving effect to the impairment charges, the remaining balance of goodwill at February 1, 2009 was $13.9 million, all of which related to the optical subsystems and components reporting unit. No adjustments were subsequently made to the initial estimates of goodwill impairment loss and the remaining balance of goodwill as of February 1, 2009 of $13.9 million was determined to be impaired and was recorded as an impairment loss in the fourth quarter of fiscal 2009.

10. Investments
Available-for-Sale Investments
     The following table presents a summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of January 31, 2010 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets For	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents and available-for-sale investments:
Money market funds	$342	$—	$—	$342
Mortgage-backed debt	—	67	—	67

Total cash equivalents and available-for-sale investments	$342	$67	$—	$409

Cash				75,172
Restricted cash and cash equivalents				3,400

Total cash, cash equivalents and available-for-sale investments				$78,981

Reported as:
Cash and cash equivalents				$75,514
Restricted cash and cash equivalents				3,400
Short-term available-for-sale investments				67

Total cash, cash equivalents and available-for-sale investments				$78,981

     The following table presents a summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets For	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents, and available-for-sales investments:
Money market funds	$25	$—	$—	$25
Mortgage-backed debt	—	$92	—	92

Total cash equivalents and available-for-sale investments	$25	$92	$—	117

Cash				37,104

Total cash, cash equivalents and available-for-sale investments				$37,221

Reported as:
Cash and cash equivalents				$37,129
Short-term available-for-sale investments				92

Total cash, cash equivalents and available-for-sale investments				$37,221

     The following is a summary of the Company’s available-for-sale investments by contractual maturity (in thousands):

	January 31, 2010			April 30, 2009
	Amortized	Unrealized	Market	Amortized	Unrealized	Market
	Cost	Loss	Value	Cost	Loss	Value
Mature in less than one year	$70	$3	$67	$113	$21	$92
     Gross realized gains and losses for the three and nine months ended January 31, 2010 and February 1, 2009 were calculated based on the specific identification method and were immaterial.
Sale of an Available-for-Sale Equity Security
     During fiscal 2008, the Company granted an option to a third party to acquire 3.8 million shares of stock of a publicly-held company held by the Company. The Company determined that this option should be accounted for under the provisions of FASB ASC

815, Derivatives and Hedging (formerly referenced as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. As of April 30, 2008, the Company had recorded a current liability of $1.1 million related to the fair value of this option. During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the first quarter of fiscal 2009. During the second quarter of fiscal 2009, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000. As of November 2, 2008, the Company classified the remaining 3.5 million shares as available-for-sale securities in accordance with FASB ASC 320, Investments- Debt and Equity Securities (formerly referenced as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). The Company determined that the full carrying value of these shares was other-than-temporarily impaired and it recorded a loss of $1.2 million during the second quarter of fiscal 2009.
11. Minority Investments
     The carrying value of the Company’s minority investments at April 30, 2009 was $14.3 million and was comprised of minority investment in four privately held companies accounted for under the cost method. The Company concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. The Company determined that the value of its minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense on the condensed consolidated statement of operations. At January 31, 2010 the carrying value of minority investments was $12.3 million and was comprised of the Company’s minority investment in three privately held companies.
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
12. Other Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31, 2010	April 30, 2009
Warranty accrual (Note 18)	$6,036	$6,413
Other liabilities	15,023	24,100

Total	$21,059	$30,513

13. Convertible Debt
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
Convertible Debt Balances
     The Company’s convertible senior notes, convertible subordinated notes and convertible senior subordinated notes as of January 31, 2010 and April 30, 2009 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of January 31, 2010
Convertible senior notes	$100,000	5.00%	2030
Convertible subordinated notes	3,900	2.50%	2011
Convertible senior subordinated notes	25,681	2.50%	2011
Unamortized debt discount	(1,101)

Convertible senior subordinated notes, net	24,580

Total	$128,480

As of April 30, 2009
Convertible subordinated notes	$50,000	2.50%	2011
Convertible senior subordinated notes	92,000	2.50%	2011
Unamortized debt discount	(7,745)

Convertible senior subordinated notes, net	84,255

Total	$134,255

     As discussed in Note 1, the Company adopted the provisions of FASB ASC 470-20 in the first quarter of fiscal 2010. The provisions of this ASC apply to the Company’s 2 1/2% Convertible Senior Subordinated Notes due 2010, and the Company has accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt borrowing rate at the date of issuance of 8.59%. The following table presents the previously reported amounts, along with the adjusted amounts reflecting the adoption of ASC 470-20.

Condensed Consolidated Statement of Operations (Unaudited)

	As Reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Three Months Ended February 1, 2009
Interest expense	$1,469	$2,724	$1,255
Loss from continuing operations	(47,270)	(49,295)	(2,025)
Net loss	(47,357)	(49,382)	(2,025)

Loss per share from continuing operations:
Basic	(0.80)	(0.83)	(0.03)
Diluted	(0.80)	(0.83)	(0.03)

	As Reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Nine Months Ended February 1, 2009
Interest expense	$8,355	$12,080	$3,725
Loss from continuing operations	(231,085)	(235,488)	(4,403)
Net loss	(230,182)	(234,585)	(4,403)

Loss per share from continuing operations:
Basic	(4.12)	(4.20)	(0.08)
Diluted	(4.12)	(4.20)	(0.08)

Condensed Consolidated Balance Sheet (Unaudited)

	As Reported	As Adjusted		Effect of Change
	(in thousands)
As of April 30, 2009
Other assets	$2,897	$2,584		$(313)
Convertible notes	142,000	134,255		(7,745)
Additional paid in capital	1,811,298	1,831,224	*	19,926
Accumulated deficit	(1,699,648)	(1,711,725)		(12,077)

*	Includes adjustment of $417,000 due to reverse split
     Interest (cash interest cost) on the 2 1/2% Convertible Senior Subordinated Notes is payable semiannually on April 15 and October 15. The notes become convertible, at the option of the holder, upon the trading price of the Company’s common stock reaching $39.36 for a period of time at a conversion price of $26.24 per share, which is equal to a rate of approximately 38.1097 shares of common stock per $1,000 principal amount of the notes. The conversion price is subject to adjustment. The notes contain a net share settlement feature which requires that, upon conversion of the notes into common stock, Finisar will pay holders in cash for up to the principal amount of the converted notes and that any amounts in excess of the cash amount will be settled in shares of common stock. At January 31, 2010 the if-converted value of the 2 1/2% Convertible Senior Subordinated Notes did not exceed the principal balance.
     At January 31, 2010 the $1.1 million unamortized debt discount had a remaining amortization period of approximately 9 months.
     The following table provides additional information about the Company’s 2 1/2% Convertible Senior Subordinated Notes that may be settled for cash (dollars in thousands):

	January 31, 2010	April 30, 2009
Carrying amount of the equity component	$19,283	$19,509

Effective interest rate on liability component	8.59%	8.59%
     The following table presents the associated interest expense related to the Company’s 2 1/2% Convertible Senior Subordinated Notes that may be settled in cash, which consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Non-cash interest cost	$383	$1,255	$2,674	$3,725
Cash interest cost	171	613	1,256	1,883

	$554	$1,868	$3,930	$5,608

Settlement of Exchange Offers
     On August 11, 2009, the Company exchanged $47,504,000 aggregate principal amount of its 2 1/2% Convertible Senior Subordinated Notes due 2010 and its 2 1/2% Convertible Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009 at a price of $870 for each $1,000 principal amount of notes. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company’s common stock per $1,000 principal amount of notes. The Company issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes validly tendered and not withdrawn in the exchange offers. The Company settled $33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Subordinated Notes due 2010; and $14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of 2 1/2% Convertible Senior Subordinated Notes due 2010. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. In accordance with the provisions of ASC 470-20, this exchange was considered to be an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. The Company incurred $1.5 million of expenses in connection with the exchange offers which was recorded as loss on debt extinguishment in the condensed consolidated statement of operations.
Repurchases of Convertible Senior Subordinated Notes
     During the first nine months of fiscal 2010, the Company repurchased an aggregate of $51.9 million principal amount of its 2 1/2% Senior Subordinated Notes due 2010 in privately negotiated transactions for a total purchase price of $50.3 million plus accrued interest of $183,000 and recorded a loss on debt extinguishment of $1.3 million in connection with these transactions.
Repurchase of Convertible Subordinated Notes
     During the first nine months of fiscal 2010, the Company repurchased $13.0 million principal amount of the 2 1/2% Subordinated Notes due 2010 in privately negotiated transactions for a total purchase price of $12.7 million plus accrued interest of $11,000 and recorded a gain on debt extinguishment of $308,000 in connection with these transactions.
14. Long-term Debt
     In December 2005, the Company entered into a note and security agreement with a financial institution. Under this agreement, the Company borrowed $9.9 million at an interest rate of 5.9% per annum. The note was payable in 60 equal monthly installments beginning in January 2006 and was secured by certain property and equipment of the Company. In January 2009, the agreement was amended to increase the rate of interest from 5.9% to 12.9% per annum. In November 2009, the Company repaid the outstanding balance of this loan in full.

     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company was in compliance with all covenants associated with these loans as of January 31, 2010 and April 30, 2009. The following table provides information regarding the current and long-term portion of the remaining principal outstanding under these notes as of the respective dates (in thousands):

	January 31,	April 30,
	2010	2009
Current portion of long-term debt	$4,000	$4,000
Long-term debt, net of current portion	10,750	13,750

Total	$14,750	$17,750

15. Short- term Debt
Chinese Bank Loan
     In January 2010, the Company’s Chinese subsidiary entered into a loan agreement with a bank in China. Under this agreement, the Company’s Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. The loan is payable on January 6, 2013. The Bank has the right to terminate the agreement on January 6 of each year, with or without reason, in which case the outstanding balance would become due and payable. Interest is payable quarterly.
Former Credit Facility
     On October 23, 2009, the Company terminated its revolving line of credit agreement with Silicon Valley Bank. This line of credit agreement allowed for advances in the aggregate amount of $25 million subject to certain restrictions and limitations. Borrowings under this line were collateralized by substantially all of the Company’s assets except its intellectual property rights and bore interest, at the Company’s option, at either the bank’s prime rate plus 0.5% or LIBOR plus 3%. There were no outstanding borrowings under this revolving line as of April 30, 2009 or on the date of termination of the agreement.
New Credit Facility
     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by the Company’s U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The Company was in compliance with all covenants associated with this facility as of January 31, 2010. The Company had $10 million of outstanding borrowings under this revolving line of credit at January 31, 2010 which were subsequently repaid. As of January 31, 2010, the availability of credit under the facility was reduced by $1.6 million due to certain loan reserves and by $3.5 million for outstanding letters of credit secured under this agreement.
16. Letter of Credit Reimbursement Agreement
     In April 2005, the Company entered into a letter of credit reimbursement agreement with Silicon Valley Bank. Several amendments were made to the agreement subsequently. The last amendment was on April 30, 2009. Under the terms of the amended agreement, Silicon Valley Bank agreed to provide to the Company, through October 24, 2009, a $4.0 million letter of credit facility covering existing letters of credit issued by Silicon Valley Bank and any other letters of credit that may be required by the Company. The cost related to the credit facility consisted of the bank’s out of pocket expenses associated with the credit facility. The credit facility was unsecured but included a negative pledge that prohibited the Company from creating a security interest in any of its assets in favor of a subsequent creditor without the approval of Silicon Valley Bank. Outstanding letters of credit secured under this agreement at April 30, 2009 totaled $3.4 million. On October 23, 2009, the Company terminated this letter of credit agreement. As of January 31, 2010, the $3.4 million of letters of credit issued by Silicon Valley Bank remained outstanding, as the Company was in the process of obtaining new replacement letters of credit through Wells Fargo Bank. Following the termination of the agreement, the Company secured the outstanding letters of credit with restricted certificates of deposit of $3.4 million which are presented on the condensed consolidated balance sheet as restricted cash and cash equivalents.

17. Non-recourse Accounts Receivable Purchase Agreement
     On October 28, 2004, the Company entered into a non-recourse accounts receivable purchase agreement with Silicon Valley Bank. Several amendments were subsequently made to the agreement. The last amendment was on October 28, 2008. Under the terms of the amended agreement, the Company could sell to Silicon Valley Bank, through October 24, 2009 up to $16 million of qualifying receivables whereby all right, title and interest in the Company’s invoices were purchased by Silicon Valley Bank. In these non-recourse sales, the Company removed sold receivables from its books and records no liability related to the sale, as the Company has assessed that the sales should be accounted for as “true sales” in accordance with FASB ASC 860, Transfers and Servicing. The discount interest for the facility is based on the number of days in the discount period multiplied by Silicon Valley Bank’s prime rate plus 0.25% and a non-refundable administrative fee of 0.25% of the face amount of each invoice. During the three and nine months ended February 1, 2009 the Company sold approximately $12.1 million and $27.3 million, respectively of its trade receivables. During the first half of fiscal 2010, the Company did not sell any receivables under the facility. On October 23, 2009, the Company terminated this non-recourse accounts receivable purchase agreement with Silicon Valley Bank.
18. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 31, 2010
Beginning balance at April 30, 2009	$6,413
Additions during the period based on product sold	2,795
Settlements	(1,067)
Changes in liability for pre-existing warranties, including expirations	(2,105)

Ending balance at January 31, 2010	$6,036

19. Fair Value of Financial Instruments
     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of January 31, 2010 are as follows (in thousands):

	January 31, 2010
	Carrying Amount	Fair value
Financial assets:
Cash and cash equivalents	$75,514	$75,514
Restricted cash and cash equivalents	3,400	3,400
Short-term available-for-sale investments	67	67

Financial liabilities:
Convertible notes	128,480	149,305
Short-term debt	14,500	14,500
Long-term debt	14,750	12,890
Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.
Restricted cash and cash equivalents — The fair value of restricted cash and cash equivalents approximates its carrying value.

Short-term available-for-sale investments — The fair value of short-term available-for-sale investments approximates their carrying value.
Convertible notes —The fair value of subordinated and senior subordinated convertible notes is estimated using the price from the repurchase transaction that the Company completed during November 2009. The fair value of the 5.0% Senior Convertible Notes due 2029 is based on its market price in open market as on January 31, 2010.
Short-term debt — The fair value of short-term debt approximates its carrying value.
Long-term debt — The fair value of long-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.
     The Company has not estimated the fair value of its minority investments as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of January 31, 2010 the carrying value of its minority investments is $12.3 million which management believes is not impaired as of January 31, 2010.
20. Stockholders’ Equity
Valuation and Expense
     The following table summarizes stock-based compensation expense related to employee stock options, restricted stock awards and employee stock purchases under FASB ASC 718 for the three and nine months ended January 31, 2010 and February 1, 2009 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Cost of revenues	$909	$777	$3,228	$2,438
Research and development	1,364	1,659	4,375	4,028
Sales and marketing	463	454	1,472	1,221
General and administrative	776	890	2,540	2,091

Total	$3,512	$3,780	$11,615	$9,778

     The total stock-based compensation capitalized as part of inventory as of January 31, 2010 was $606,277.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes single option pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plan		Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended				Nine months ended
	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009	January 31, 2010	February 1, 2009
Weighted average fair value per share	$5.65	$2.16	$4.1	$1.6	$5.55	$2.65	$1.4 —$4.1	$1.6 —$4.1
Expected term (in years)	5.26	5.28	0.75	0.73	5.23	5.26	0.73 — 0.75	0.73 — 0.74
Volatility	83%	79%	93%—109%	102%	83%	78%	93%— 109%	58% — 102%
Risk-free interest rate	2.3%	1.9%	0.2—0.3%	0.5%	2.4%	2.0%	0.2 —0.5%	0.5% — 3.3%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
     During the three and nine months ended January 31, 2010, 455,053 and 1,256,600 shares of common stock were issued under the Company’s Employee Stock Purchase Plan, respectively, and 64,764 and 396,190 stock options were exercised, respectively. The number of restricted stock units released during the three and nine months ended January 31, 2010 were 114,004 and 556,597. As of January 31, 2010, total compensation cost related to unvested stock options and restricted stock units not yet recognized was approximately $22.2 million which is expected to be recognized over the weighted average remaining recognition period of 37 months.
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
21. Income Taxes
     The Company recorded a provision for income taxes of $420,000 and a benefit for income taxes of $432,000 for the three months ended January 31, 2010 and February 1, 2009, respectively and an income tax provision of $617,000 and an income tax benefit of $7.4 million, respectively, for the nine months ended January 31, 2010 and February 1, 2009. The income tax provision for the three months and nine months ended January 31, 2010 included federal alternative minimum tax and minimum state taxes, federal refundable credits and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business. The income tax benefit for the three and nine months ended February 1, 2009 included a non-cash benefit arising from the reversal of the previously recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization had occurred.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income the amount and timing of which are uncertain. Accordingly, the Company’s net deferred tax assets as of January 31, 2010 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at January 31, 2010 relates to the stock option deductions, the tax benefit of which will be credited to paid-in capital if and when realized, and, thereafter, to income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     The Company’s total gross unrecognized tax benefits as of May 1, 2009 and January 31, 2010 were $12.5 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.5 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.
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

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 31, 2010, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended January 31, 2010.
22. Geographic Information
     The following is a summary of revenues within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
Revenues from sales to unaffiliated customers:
United States	$61,685	$39,108	$165,616	$109,969
Malaysia	33,738	19,949	81,757	74,210
China	22,503	17,775	57,707	52,564
Rest of the world	49,009	49,249	136,310	152,858

	$166,935	$126,081	$441,390	$389,601

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets of continuing operations within geographic areas based on the location of the assets (in thousands):

	January 31,	April 30,
	2010	2009
Long-lived assets
United States	$73,323	$83,119
Malaysia	32,794	28,067
Rest of the world	21,056	17,180

	$127,173	$128,366

23. Restructuring Charges
     During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. These restructuring charges included $290,000 of miscellaneous costs required to effect the closures and approximately $2.8 million of non-cancelable facility lease payments. Of the $3.1 million in restructuring charges, $1.9 million related to the Company’s optical subsystems and components segment and $1.2 million related to discontinued operations. During the first quarter of fiscal 2009, the Company recorded additional restructuring charges of $600,000 for lease payments for the remaining portion of the Scotts Valley facility that had been used for a product line of its discontinued operations which was sold in first quarter of fiscal 2009. During the second quarter of fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
     The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2010 (in thousands):

Balance as of April 30, 2009	$850
Charges	4,173
Adjustment to deferred rent	297
Cash payments	(456)

Balance as of January 1, 2010	4,864

     As of January 31, 2010, $4.9 million of committed facilities payments related to restructuring activities remained accrued, of which $711,000 is expected to be fully utilized in the next twelve months and $4.1 million to be paid out from fiscal 2010 through fiscal 2020.
24. Pending Litigation
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
     Following the Company’s announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company’s historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company’s current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company’s public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company’s motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs have appealed the judgment to the United States Court of Appeal for the Ninth Circuit.
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
     On December 1, 2008, both parties filed motions for summary judgment on the issue of validity in the trial court. On May 19, 2009, the Court granted DirecTV’s motions for summary judgment and entered final judgment in the case in favor of DirecTV. The Company appealed this ruling. On January 8, 2010, the Court of Appeals for the Federal Circuit affirmed the grant of summary judgment in favor of DirectTV. The Company will not appeal this decision.
     Requests for Re-Examination of the ‘505 Patent
     Four requests for re-examination of the Company’s ‘505 patent have been filed with the U. S. Patent and Trademark Office. The ‘505 patent is the patent that was in dispute in the DirecTV lawsuit. The PTO granted each of these requests and combined these proceedings into a single re-examination. On October 9, 2009, the PTO issued a final office action invalidating all other claims in the ‘505 patent. In light of the decision of the Court of Appeals in the Direct TV case, the Company has abandoned its appeal of the final office action.
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
     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement. The order approving the settlement has been appealed by certain individual class members.
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
Digital Diagnostics Patent Litigation
     On January 5, 2010, the Company filed a complaint for patent infringement in United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Source Photonics, Inc., MRV Communications, Inc., Neophotonics Corp., and Oplink Communications, Inc. infringe eleven Finisar patents. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement of the patents-in-suit, (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to the Company for the defendants’ infringement of the patents-in-suit, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to the Company, (e) ordering that the defendants pay the Company’s costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding the Company its attorneys’ fees and expenses, and (g) granting the Company such other and further relief as the Court deems just and appropriate, or that the Company may be entitled to as a matter of law or equity. The defendants’ answers to the complaint are currently due on March 12, 2010.

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
     The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners, and insurers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or the use of the Company’s products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the fair value of these indemnification agreements is not material. Accordingly, the Company has not recorded any liabilities for these agreements as of January 31, 2010. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and payments under the loans are expected to be paid when due.
     During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (See Note 14. Long-term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of January 31, 2010, was $14.8 million.
26. Related Party Transactions
     Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $28.5 million from Fabrinet during the four month period ended August 29, 2008 and Fabrinet purchased products from the Company totaling to $16.2 million during the same period.
     During the three months and nine months ended January 31, 2010, the Company paid a sales and marketing consultant, who is the brother of the Chief Executive Officer of the Company, $41,000 and $116,542 in cash compensation, respectively.
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
Business Overview
     We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs, fiber-to-home networks, or FTTx, cable television networks, or CATV and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment various types of equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1Gbps to 40Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks. Our manufacturing operations are vertically integrated and include integrated circuit design and we utilize internal sources for many of the key components used in making our products including lasers, photodetectors and integrated circuits, or ICs, designed by our own internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.
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

Sale of Network Tools Division
     In the first quarter of fiscal 2010, we sold substantially all of the assets of our Network Tools Division to JDSU for $40.6 million in cash. We recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of income tax, in our condensed consolidated statements of operations. In accordance with FASB ASC 205-20, Presentation of Financial Statements, Discontinued Operations, the assets and liabilities, results of operations related to the business, have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. In accordance with FASB ASC 230, Statement of Cash Flows, we elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flow.
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
Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,	February 1,	January 31,	February 1,
	2010	2009	2010	2009
		(Unaudited)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.3	71.2	71.8	69.4
Amortization of acquired developed technology	0.7	1.2	0.8	0.9

Gross profit	31.0	27.6	27.4	29.7

Operating expenses:
Research and development	14.9	16.8	15.3	15.5
Sales and marketing	4.7	5.6	5.0	5.6
General and administrative	5.6	7.2	6.1	7.2
Acquired in-process research and development	—	—	—	2.7
Restructuring charges	—	—	0.9	—
Amortization of purchased intangibles	0.3	0.5	0.4	0.4
Impairment of goodwill and intangible assets	—	36.9	0.0	57.8

Total operating expenses	25.5	67.0	27.7	89.2

Income (loss) from operations	5.5	(39.4)	(0.3)	(59.5)

Interest income	0.1	0.1	0.0	0.4
Interest expense	(1.3)	(2.1)	(1.6)	(3.1)
Gain (loss) on debt extinguishment	—	2.6	(5.7)	0.8
Other income (expense), net	(0.6)	(0.6)	(0.7)	(0.9)

Income (loss) from continuing operations before income taxes	3.7	(39.4)	(8.3)	(62.3)
Provision (benefit) for income taxes	0.3	(0.3)	0.1	(1.9)

Income (loss) from continuing operations	3.4	(39.1)	(8.4)	(60.4)
Income (loss) from discontinued operations, net of income taxes	(0.1)	(0.1)	8.4	0.2

Net income (loss)	3.3%	(39.2)%	0.0%	(60.2)%

     Revenues. Revenues from continuing operations increased $40.9 million, or 32.4%, to $166.9 million in the quarter ended January 31, 2010 compared to $126.1 million in the quarter ended February 1, 2009. The increase reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they deal with the ongoing growth in bandwidth through their networks, an improvement in general economic conditions that contributed to an increase in infrastructure spending. In addition, we believe that we experienced an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.
     Revenues from continuing operations increased $51.8 million, or 13.3%, to $441.4 million in the nine months ended January 31, 2010 compared to $389.6 million in the nine months ended February 1, 2009. Of the year-to-date increase, $32.8 million was related to the sale of pre-merger Optium products and reflected sales during the nine month period ended January 31, 2010, as compared to only five months in the nine months ended February 1, 2009. The increase in revenue from the sale of pre-merger Finisar products totaled approximately $19.0 million, or 6%, over the prior year period, principally as a result of factors discussed above.

     The following table sets forth the changes in revenues from continuing operations by market segment and speed (in thousands):

	Three Months Ended
	January 31,	February 1,
	2010	2009	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$25,665	$9,225	$16,440	178.2%
Metro/Telecom	41,708	39,879	1,829	4.6%

Subtotal	67,373	49,104	18,269	37.2%
Less than 10 Gbps:
LAN/SAN	48,496	44,151	4,345	9.8%
Metro/Telecom	26,098	23,253	2,845	12.2%

Subtotal	$74,594	$67,404	$7,190	10.7%

Total transceivers, transponders & components	141,967	116,508	25,459	21.9%
ROADM linecards and WSS modules	19,140	6,224	12,916	207.5%
CATV	5,828	3,349	2,479	74.0%

Total revenues	$166,935	$126,081	$40,854	32.4%

	Nine Months Ended
	January 31,	February 1,
	2010	2009	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$55,606	$28,155	$27,451	97.5%
Metro/Telecom	118,986	137,226	(18,240)	-13.3%

Subtotal	174,592	165,381	9,211	5.6%
Less than 10 Gbps:
LAN/SAN	129,444	149,381	(19,937)	-13.3%
Metro/Telecom	77,169	53,011	24,158	45.6%

Subtotal	$206,613	$202,392	$4,221	2.1%

Total transceivers, transponders & components	381,205	367,773	13,432	3.7%
ROADM linecards and WSS modules	45,549	15,028	30,521	203.1%
CATV	14,636	6,800	7,836	115.2%

Total revenues	$441,390	$389,601	$51,789	13.3%

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology related to continuing operations, a component of cost of revenues, decreased $263,000, or 18.1%, to $1.2 million in the quarter ended January 31, 2010 compared to $1.5 million in the quarter ended February 1, 2009 and increased $19,000, or 0.5% , to $3.6 million in the nine months ended January 31, 2010 compared to $3.6 million in the nine months ended February 1, 2009. The decrease for the quarter was primarily due to the full amortization during fiscal 2009 of certain assets associated with our Honeywell and Kodeos acquisitions. The increase for the nine month period was primarily due to nine months of amortization of the Optium assets in fiscal 2010 compared to five months in fiscal 2009.
     Gross Profit. Gross profit from continuing operations increased $16.9 million, or 48.4%, to $51.7 million in the quarter ended January 31, 2010 compared to $34.8 million in the quarter ended February 1, 2009. The increase in gross profit was primarily due to the $40.9 million increase in revenue. Gross profit as a percentage of revenue was 31.0% in the quarter ended January 31, 2010 compared to 27.6% in the quarter ended February 1, 2009. We recorded charges of $4.1 million for obsolete and excess inventory in the quarter ended January 31, 2010 compared to $3.6 million in the quarter ended February 1, 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $4.3 million in the quarter ended January 31, 2010 and $3.0 million in the quarter ended February 1, 2009. As a result, we recognized a net benefit of $200,000 in the quarter ended January 31, 2010 compared to a net charge of $600,000 in the quarter ended February 1, 2009. Manufacturing overhead includes stock-based compensation charges of $909,000 in the quarter ended January 31, 2010 and $776,000 in the quarter ended February 1, 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $53.6 million, or 32.1% of revenues, in the quarter ended January 31, 2010 compared to $37.7 million, or 29.9% of revenues, in the quarter ended February 1, 2009. The increase in gross margin percentage primarily reflects the cost benefits associated with spreading relatively fixed manufacturing costs over a larger number of units and a favorable product mix, partially offset by the impact of reductions in pricing of some products.

     Gross profit from continuing operations increased $5.3 million, or 4.6%, to $120.9 million in the nine months ended January 31, 2010 compared to $115.6 million in the nine months ended February 1, 2009. The increase in gross profit was primarily due to the $51.8 million increase in revenue. Gross profit as a percentage of total revenue was 27.4% in the nine months ended January 31, 2010 compared to 29.7% in the nine months ended February 1, 2009. We recorded charges of $18.9 million for obsolete and excess inventory in the nine months ended January 31, 2010 compared to $9.5 million in the nine months ended February 1, 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $11.4 million in the nine months ended January 31, 2010 and $5.8 million in the nine months ended February 1, 2009. As a result, we recognized a net charge of $7.5 million in the nine months ended January 31, 2010 compared to $3.7 million in the nine months ended February 1, 2009. Manufacturing overhead includes stock-based compensation charges of $3.2 million in the nine months ended January 31, 2010 and $2.4 million in the nine months ended February 1, 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $135.2 million, or 30.6% of revenue, in the nine months ended January 31, 2010 compared to $125.3 million, or 32.2% of revenue in the nine months ended February 1, 2009. The lower gross margin percentage primarily reflects the unfavorable impact of lower pricing on some products, lower manufacturing yields on certain new higher speed components and modules and the impact of selling certain lower margin Optium products for the full nine month period compared to only five months in the prior year period.
     Research and Development Expenses. Research and development expenses from continuing operations increased $3.7 million, or 17.5%, to $24.9 million in the quarter ended January 31, 2010 compared to $21.2 million in the quarter ended February 1, 2009. Included in research and development expenses were stock-based compensation charges of $1.4 million in the quarter ended January 31, 2010 and $1.7 million in the quarter ended February 1, 2009. Research and development expenses as a percent of revenues decreased to 14.9% in the quarter ended January 31, 2010 compared to 16.8% in the quarter ended February 1, 2009.
     Research and development expenses from continuing operations increased $7.1 million, or 11.8%, to $67.5 million in the nine months ended January 31, 2010 compared to $60.4 million in the nine months ended February 1, 2009. The increase was primarily due to the additional four months of expenses from Optium operations following the merger which are included in the 2010 balances. Included in research and development expenses were stock-based compensation charges of $4.4 million in the nine months ended January 31, 2010 and $4.0 million in the nine months ended February 1, 2009. Research and development expenses as a percent of revenues decreased slightly to 15.3% in the nine months ended January 31, 2010 compared to 15.5% in the nine months ended February 1, 2009.
     Sales and Marketing Expenses. Sales and marketing expenses from continuing operations increased $879,000, or 12.5%, to $7.9 million in the quarter ended January 31, 2010 compared to $7.0 million in the quarter ended February 1, 2009. The increase was primarily due to increased sales commissions as a result of the increase in revenue. Included in sales and marketing expenses were stock-based compensation charges of $463,000 in the quarter ended January 31, 2010 and $454,000 in the quarter ended February 1, 2009. Sales and marketing expenses as a percent of revenues decreased to 4.7% in the quarter ended January 31, 2010 compared to 5.6% in the quarter ended February 1, 2009.
     Sales and marketing expenses from continuing operations increased $232,000, or 1.1%, to $22.1 million in the nine months ended January 31, 2010 compared to $21.8 million in the nine months ended February 1, 2009. The slight increase was primarily due increased sales commissions as a result of the increase in revenue, offset by cost synergies realized as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $1.5 million in the nine months ended January 31, 2010 and $1.2 million in the nine months ended February 1, 2009. Sales and marketing expenses as a percent of revenues decreased to 5.0% in the nine months ended January 31, 2010 compared to 5.6% in the nine months ended February 1, 2009.
     General and Administrative Expenses. General and administrative expenses from continuing operations increased $279,000, or 3.1%, to $9.3 million in the quarter ended January 31, 2010 compared to $9.0 million in the quarter ended February 1, 2009. Included in general and administrative expenses were stock-based compensation charges of $779,000 in the quarter ended January 31, 2010 and $888,000 in the quarter ended February 1, 2009. General and administrative expenses as a percent of revenues decreased to 5.6% in the quarter ended January 31, 2010 compared to 7.2% in the quarter ended February 1, 2009.
     General and administrative expenses from continuing operations decreased $972,000, or 3.5%, to $27.1 million in the nine months ended January 31, 2010 compared to $28.1 million in the nine months ended February 1, 2009, although a full nine months of expenses related to the Optium operations were included in the later period compared to five months in the prior year period. The decrease was primarily due to cost synergies realized as a result of the Optium merger. Included in general and administrative expenses were stock-based compensation charges of $2.5 million in the nine months ended January 31, 2010 and $2.1 million in the nine months ended February 1, 2009. General and administrative expenses as a percent of revenues decreased to 6.1% in the nine months ended January 31, 2010 compared to 7.2% in the nine months ended February 1, 2009.
     Acquired In-process Research and Development. In-process research and development, or IPR&D, expenses were $10.5 million in the nine month period ended February 1, 2009, compared to $0 in the nine month period ended January 31, 2010. The IPR&D charges were related to the Optium merger.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $276,000, or 39.3%, to $426,000 in the quarter ended January 31, 2010 compared to $702,000 in the quarter ended February 1, 2009 and increased $200,000, or 13.8%, to $1.6 million in the nine months ended January 31, 2010 compared to $1.4 million in the nine months ended February 1, 2009. The decrease for the quarter was due to the full amortization of certain trademarks related to the Optium merger. The increase for the nine month period was primarily due the inclusion of four additional months of amortization of assets acquired in the Optium merger.
     Impairment of Goodwill. As a result of the financial liquidity crisis, the economic recession, reductions in our internal revenue and operating forecasts and a substantial reduction in our market capitalization, during the quarter ended November 2, 2008, we performed an analysis to determine if there was an indication of impairment of our intangible assets. Based on this analysis, we determined that the goodwill related to our optical subsystems and components reporting unit was impaired and had an implied fair value of $59.6 million compared to a carrying value of $238.4 million. Accordingly, we recorded an estimated impairment charge of $178.8 million during the quarter ended November 2, 2008. Following the completion of goodwill impairment analyses, we recorded additional charges of $46.5 million in the quarter ended February 1, 2009 and $13.2 million in the quarter ended April 30, 2009. As a result of these impairment charges, as of April 30, 2009 the carrying value of our goodwill was zero.
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
     Interest Income. Interest income decreased $34,000, or 28.6%, to $84,000 in the quarter ended January 31, 2010 compared to $119,000 in the quarter ended February 1, 2009 and decreased $1.6 million, or 94.0%, to $104,000 in the nine months ended January 31, 2010 compared to $1.7 million in the nine months ended February 1, 2009. These decreases were due primarily to a decrease in our cash balance as a result of the principal repayment in the second quarter of fiscal 2009 of $92.0 million of our 5 1/4% Convertible Subordinated Notes due 2008.
     Interest Expense. Interest expense decreased $483,000, or 17.7%, to $2.2 million in the quarter ended January 31, 2010 compared to $2.7 million in the quarter ended February 1, 2009. The decrease was primarily related to the principal repayment in the second quarter of fiscal 2009 of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008. Included in interest expense were non-cash charges of $383,000 and $1.3 million related to the accounting for our senior convertible notes in the quarters ended January 31, 2010 and February 1, 2009, respectively. The lower non-cash charge for the quarter ended January 31, 2010 was due to the exchange and repurchase of an aggregate of $66.3 million of the senior convertible notes in the first nine months of fiscal 2010.
     Interest expense decreased $5.2 million, or 43.4%, to $6.8 million in the nine months ended January 31, 2010 compared to $12.1 million in the nine months ended February 1, 2009. The decrease was primarily related to the principal repayment in the second quarter of fiscal 2009 of $92.0 million of our 5 1/4% Convertible Subordinated Notes due 2008. Included in interest expense for the nine months ended January 31, 2010 was non-cash charges of $2.7 million related to the accounting for our senior convertible notes. Included in interest expense for the nine months ended February 1, 2009 was a non-cash charge of $3.7 million related to the accounting for our senior convertible notes and a non-cash charge of $1.8 million to amortize the beneficial conversion feature of the convertible notes due in October 2008.
     Gain and Loss on Repurchase/Purchase of Convertible Notes. During the nine months ended January 31, 2010, we recorded a $25.1 million loss related to the repurchase of certain convertible notes. On August 11, 2009, we retired $33,100,000, or 66.2%, of the $50,000,000 aggregate outstanding principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $14,404,000, or approximately 15.7%, of the $92,000,000 aggregate outstanding principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company’s common stock per $1,000 principal amount of notes. We issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes in the exchange offers. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. In accordance with the provisions of ASC 470-20, this exchange was considered to be an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. Accordingly, although the trading price of our common stock was $5.04 at the time of the exchange, we recorded a loss on debt extinguishment of $23.7 million in the quarter ended November 1, 2009. The additional $1.4 million of loss on debt extinguishment was primarily due to expenses incurred in connection with the exchange offers.
     During the nine months ended February 1, 2009, we recorded a $3.1 million gain on the repurchase of certain convertible notes. The gain was primarily related to the repurchase of $8.0 million in principal amount of our 2.5% convertible notes due October 15, 2010 that we purchased at a discount to par value of 50.1%.

     Other Income (Expense), Net. Other expense was $961,000 in the quarter ended January 31, 2010 compared to $744,000 in the quarter ended February 1, 2009. Other expense was $2.9 million in the nine months ended January 31, 2010 compared to $3.7 million in the nine months ended February 1, 2009. Other expense in the quarter and nine months ended January 31, 2010 was primarily related to a $2 million other-than-temporary write-down of a minority interest investment. Other expense in the quarter and nine months ended February 1, 2009 was primarily related to a $1.7 million non-cash foreign exchange loss due to the re-measurement of a $19.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit and a $1.2 million other-than-temporary write-down of a minority investment during the period.
     Provision for Income Taxes. We recorded an income tax provision of $421,000 and an income tax benefit of $432,000, respectively, for the quarters ended January 31, 2010 and February 1, 2009 and an income tax provision of $617,000 and an income tax benefit of $7.4 million, respectively, for the nine months ended January 31, 2010 and February 1, 2009. The income tax provision for the three months and nine months ended January 31, 2010 included minimum state taxes, federal refundable credits and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business. The income tax benefit for the three and nine months ended February 1, 2009 included a non-cash benefit arising from the reversal of previously recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization had occurred.
     Discontinued Operations. As discussed above, on July 15, 2009, we completed the sale of certain assets related to our Network Tools Division to JDSU. We have agreed to perform certain manufacturing activities for JDSU under a transition services agreement entered into at the time of the sale. The expenses associated with the transition services agreement have been classified as results of discontinued operations. During the three months ended January 31, 2010, we incurred net operating expenses of $131,000, including an additional adjustment to the gain on the sale of discontinued operations of $165,000. Accordingly, we recorded a net operating gain of $34,000 during the quarter associated with the transition services agreement. During the nine months ended January 31, 2010, we incurred net operating income from discontinued operations of $36.9 million, including a gain on the sale of $35.9 million and a net operating gain of $1.0 million. Net operating expenses associated with the transition services agreement from July 15, 2009 through January 31, 2010 were $33,000.
Liquidity and Capital Resources
Cash Flows from Operating Activities
     Net cash used in operating activities in the nine months ended January 31, 2010 totaled $1.8 million, compared to $11.0 million in the nine months ended February 1, 2009. Cash used in operating activities in the nine months ended January 31, 2010 was due to changes in working capital which were primarily related to an increase in accounts receivable and inventories offset by an increase in accounts payable. Accounts receivable increased by $34.6 million primarily due to the increase in shipments and no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank which was terminated in October 2009. We sold $12.1 million of accounts receivable under this agreement in the third quarter of fiscal 2009. Inventory increased by $12.4 million and accounts payable increased by $16.7 million due to increase in purchases to support increased sales. Net cash used by operating activities in the nine months ended February 1, 2009 primarily consisted of changes in working capital which were primarily related to increases in inventory and accounts receivable and a decrease in accounts payable, accrued liabilities and deferred income taxes.
Cash Flows from Investing Activities
     Net cash provided by investing activities totaled $20.6 million in the nine months ended January 31, 2010 compared to $47.4 million in the nine months ended February 1, 2009. Net cash provided by investing activities in the nine months ended January 31, 2010 was primarily due to the $40.7 cash received from sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $21.4 million of expenditures for capital equipment. Net cash provided by investing activities in the nine months ended February 1, 2009 was primarily related to the net maturities of available-for-sale investments of $37.9 million and the acquisition of net assets of Optium of $30.1 million as a result of a business combination, partially offset by $20.7 million purchases of equipment to support production expansion.
Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $19.6 million in the nine months ended January 31, 2010 compared to net cash used in financing activities of $81.0 million in the nine months ended February 1, 2009. Cash provided by financing activities for the nine months ended January 31, 2010 primarily consisted of $98.1 million in proceeds from the issuance of our 5.0% Convertible Senior Notes, $10.0 million from borrowings under our line of credit facility and $4.5 million from bank borrowings by our Chinese subsidiary, partially offset by $88.0 million of cash used to purchase outstanding convertible notes and $3.4 million of restricted cash and cash equivalents. Cash provided by financing activities for the nine months ended February 1, 2009 primarily reflected proceeds of $25.0 million from bank borrowings and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $4.4 million, offset by repayments of $96 million on our outstanding convertible notes on October 15, 2008 and repayment on borrowings of $14.7 million.
Contractual Obligations and Commercial Commitments
     At January 31, 2010 we had contractual obligations of $231.6 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Short-term debt	$14,500	$10,000	$4,500	$—	$—
Long-term debt	14,750	4,000	8,000	2,750	—
Convertible debt	129,581	29,581	—	—	100,000
Interest on debt	27,457	6,559	10,800	10,098	—
Operating leases (a)	44,785	7,398	10,217	7,592	19,578
Purchase obligations	521	521	—	—	—

Total contractual obligations	$231,594	$58,059	$33,517	$20,440	$119,578

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
     At January 31, 2010, total long-term debt and principal amount due under the convertible debt was $144.3 million, compared to $163.4 million at April 30, 2009.
     Short-term debt at January 31, 2010 included of $10.0 million of borrowings under our revolving credit facility with Wells Fargo Foothill, LLC, bank. These borrowings bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. This $10.0 million was subsequently repaid. Short-term debt also included borrowings made by our Chinese subsidiary under a loan agreement with a bank in China. Under this agreement, the Company’s Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. The loan is payable on January 6, 2013. The Bank has the right to terminate the agreement on January 6 of each year, with or without reason, in which case the outstanding balance would become due and payable. Interest is payable quarterly.
     Long-term debt consists of borrowings made by our Malaysian subsidiary under two separate loan agreements entered into by it with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We and our subsidiary were in compliance with all covenants associated with these loans as of January 31, 2010. At January 31, 2010, the principal balance outstanding under these loans was $14.8 million.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $3.9 million due October 15, 2010, a series of convertible senior subordinated notes in the aggregate principal amount of $25.7 million due October 15, 2010 and a series of convertible senior notes in the aggregate principal amount of $100.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part. Aggregate annual interest payments on all the series of notes are approximately $5.7 million.
     Interest on debt consists of the scheduled interest payments on our short-term, long-term, and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our policy with respect to all purchase obligations is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provision for potential exposure related to inventory purchased by subcontractors which may go unused. Our purchase obligations of $521,000 have been expensed and recorded on the condensed consolidated balance sheet as non-cancelable purchase obligations as of January 31, 2010.
Sources of Liquidity and Capital Resource Requirements
     At January 31, 2010, our principal sources of liquidity consisted of $79.0 million of cash, cash equivalents and “available-for-sale” investments and an aggregate of $58.4 million available under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations.

     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings will be guaranteed by our U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of January 31, 2010 we had $10.0 million of borrowings outstanding under this facility which was subsequently repaid. As of January 31, 2010, the availability of credit under the facility was reduced by $1.6 million for certain loan reserves and by $3.5 million for outstanding letters of credit secured under this agreement.
     On October 23, 2009, we terminated agreements with Silicon Valley Bank under which various credit facilities had been available to us. As of January 31, 2010, $3.4 million of letters of credit issued by Silicon Valley Bank remained outstanding as we were in the process of obtaining new letters of credit through Wells Fargo Bank. Following the termination of the agreement, we secured the outstanding letters of credit with restricted certificates of deposit of $3.4 million.
     We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire all of our outstanding convertible debt in the aggregate principal amount of $129.6 million, of which $29.6 million matures in October 2010 and the remaining $100 million is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Off-Balance-Sheet Arrangements
     At January 31, 2010 and April 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chairman, our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting
     Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures shortly after the end of the quarter to include physical inventory counts covering a substantial portion of the inventory held at this site in order to verify quantities on hand at each period end. We evaluated the cause of discrepancies in the cycle counting process at the Ipoh facility, made appropriate operational and system changes and restarted the cycle count process for finished goods during the quarter ended April 30, 2009. Additional improvements to our inventory systems and controls at our Ipoh facility and our other facilities were made during the nine months ended January 31, 2010. We will continue to augment the process with additional physical inventory counts as warranted until the cycle count process is fully operational once again. Other than these changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Reference is made to “Part I, Item I, Financial Statements — Note 24. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 31, 2010.

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
     During the nine months ended January 31, 2010, we (i) completed the exchange of $47.5 million aggregate principal amount of our outstanding convertible subordinated notes for $24.9 million in cash and approximately 3.5 million shares of our common stock, (ii) repurchased an additional $64.9 million aggregate principal amount of the notes for cash, (iii) sold $100 million aggregate principal amount of a new series of 5.0% Convertible Senior Notes due 2029 and (iv) established a new four-year $70 million senior revolving credit facility. As a result of these transactions, we substantially reduced the principal amount of our outstanding notes maturing in October 2010 and substantially improved our liquidity. Accordingly, we have eliminated from the following discussion the risk factor entitled “We may have insufficient cash flow to meet our debt service obligations, including payments due on our subordinated convertible notes” which was included in Item 1A of our annual report on Form 10-K for the fiscal year ended April 30, 2009 (the “2009 10-K”) and have modified other risk factors relating to our potential need for additional capital. We also added a risk factor entitled “Our ability to use certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.” Except for these changes, the risk factors described below do not include any material changes from those disclosed in the 2009 10-K.
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
     As part of our initiatives to reduce cost of revenues planned for the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be insuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.
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
     On July 15, 2009, we completed the sale of substantially all of the assets of our Network Tools Division (excluding accounts receivable and payable) to JDSU for $40.6 million in cash. As a result of this transaction, we no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal 2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products were generally higher than on our optical subsystem and component products. Accordingly, we expect that our revenues and profitability will continue to be lower than historical levels as a result of the sale unless we are able to sustain significant growth in our optical subsystems and components business.
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
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 43% of our revenues in the first nine months of fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
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
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased Consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. For optical subsystems, we compete primarily with Avago Technologies, Capella Intelligent Subsystems, CoAdna Photonics, Emcore, Fujitsu Computer Systems, JDS Uniphase, Opnext, Oplink, StrataLight Communications, Sumitomo, and a number of smaller vendors. BKtel, Emcore, Olson Technology and Yagi Antenna are our main competitors with respect to our cable TV products. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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
     In addition to our combination with Optium, in August 2008, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.
     The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 17 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders’ percentage ownership.
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
     Since inception we have made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2009, we wrote off an aggregate of $24.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. During the second quarter of fiscal 2010, we wrote off $2.0 million of our investment in another privately held company. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of January 31, 2010 in future periods.
Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.
     As of April 30, 2009, we had net operating loss, or NOL, carryforward amounts of approximately $489 million for U.S. federal income tax purposes and $159.8 million for state income tax purposes, and U.S. federal and state tax credit carryforward amounts of approximately $14.4 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2010 through 2029 and of such carry forwards $2.5 million will expire in the next five years. The federal and state NOLs carryforwards will expire at various dates beginning in 2011 through 2029 and of such carry forwards $97.8 million will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.
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
     As of January 31, 2010, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $100.0 million, 2 1/2% Convertible Senior Subordinated Notes due 2010 in the principal amount of $25.7 million and 2 1/2% Convertible Subordinated Notes due 2010 in the principal amount of $3.9 million. The $100.0 million in principal amount of our 5.0% Senior Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. The $3.9 million in principal amount of our 2 1/2% Subordinated Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $29.64 per share. The $25.7 million in principal amount of our 2 1/2% Senior Subordinated Notes are convertible at a conversion price of $26.24, with the underlying principal payable in cash, upon the trading price of our common stock reaching $39.36 for a period of time. An aggregate of approximately 9,821,000 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on November 18, 2009. At the meeting, the following matters were submitted to a vote of our stockholders:
     Election of Directors. The following persons were elected as Class I directors, to hold office for three-year terms:

	Shares Voted
Name	Affirmatively	Votes Withheld
Roger C. Ferguson	53,028,179	1,437,516
Larry D. Mitchell	53,022,997	1,442,698
     Approval of an Amendment to our 1999 Employee Stock Purchase Plan and 1999 International Employee Stock Purchase Plan. An amendment to our 1999 Employee Stock Purchase Plan and 1999 International Employee Stock Purchase Plan to increase the number of shares of our common stock reserved for issuance thereunder by 250,000 shares, with such additional shares to be used solely for issuance to participating employees on December 15, 2009, the next scheduled purchase date under the plans, was approved by a vote of 31,261,015 shares for; 2,775,713 shares against; 78,529 shares abstaining; and 20,350,438 broker non-votes.
     Approval of the Adoption of our 2009 Employee Stock Purchase Plan and 2009 International Employee Stock Purchase Plan. The adoption of our 2009 Employee Stock Purchase Plan and 2009 International Employee Stock Purchase Plan and authorization to reserve 2,500,000 shares of our common stock for issuance under such plans and automatic annual increases of 125,000 shares in the number of shares of our common stock reserved for issuance under such plans on May 1 of each year beginning with May 1, 2010 and continuing through May 1, 2015, was approved by a vote of 31,319,306 shares for; 2,714,970 shares against; 80,981 shares abstaining; and 20,350,438 broker non-votes.
     Ratification of Appointment of Independent Auditors. The appointment of Ernst & Young LLP to serve as our independent auditors for the fiscal year ending April 30, 2010 was ratified by a vote of 53,421,341 shares for; 1,000,340 shares against; and 44,014 shares abstaining.

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
Senior Vice President, Finance and Chief Financial Officer
Dated: March 8, 2010

EXHIBIT INDEX

Exhibit
Number	Description
10.1	First amendment to Credit Agreement dated January 7, 2010 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC

10.2	Loan Contract dated January 6, 2010 by and between Finisar Shanghai Inc and Xiamen International Bank, Shanghai Branch

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002