Form 10-K
period 2010-04-30
FINISAR CORP
filed 2010-07-01
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 1, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $473,822,500 based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 30, 2009 of $7.45 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 10, 2010, there were 75,885,979 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2010

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

PART I

Item 1.  Business

Overview

We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal, known as wavelength selective switches, or WSS. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

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

All references to “Finisar,” “the Company,” “we,” “us” or “our” are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

Recent Developments

Sale of Network Tools Division

We formerly sold a line of network performance test systems through our Network Tools Division. In the first quarter of fiscal 2010, we sold substantially all of the assets of our Network Tools Division to JDS Uniphase Corporation (“JDSU”) for approximately $40.7 million in cash and other consideration. We recorded a net gain on the sale of the business of $35.9 million before income taxes, which is included in income (loss) from discontinued operations, net of income tax, in our consolidated statements of operations. The assets, liabilities and results of operations related to the business have been classified as discontinued operations in our consolidated financial statements for all periods presented. The cash flows associated with the discontinued operations have not been separately disclosed in our consolidated statements of cash flow.

Industry Background and Markets

Industry Background

Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the amount of data to be transmitted, expressed as Gbps, and the distance involved. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals in excess of 60 miles without further processing. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. At speeds of more than 1 Gbps, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, even at 1 Gbps, the need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has increasingly required enterprises and service providers to use fiber optic technology to transmit data at higher speeds over greater distances and to expand the capacity of their networks. There are three principal categories of networks: LANs and SANs, MANs and WANs. According to industry analyst Lightcounting Inc. (“Lightcounting”), total sales of transceivers and transponder products for use in these networks were estimated to be approximately $2.0 billion in 2009. According to industry analyst Ovum, sales of WSS components in 2009 were estimated to be approximately $127 million (which includes only sales of individual WSS components but does not include sales of complete ROADM subsystems).

LANs and SANs

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

A SAN is a high-speed subnetwork embedded within a LAN where critical data stored on devices such as disk arrays, optical disks and tape backup devices is made available to all servers on the LAN thereby freeing the network servers to deliver business applications, increasing network capacity and improving response time. SANs were originally developed using the Fibre Channel protocol designed for storing and retrieving large blocks of data. A number of new storage technologies have been introduced to lower the cost and complexity of deploying Fibre Channel-based storage networks. Since its introduction in 2003, small and medium size storage networks have been developed based on the Internet Small Computer System Interface protocol, or iSCSI. In 2007, the Fibre Channel over Ethernet standard, or FCoE, was introduced which enables Fibre Channel data packets to be encapsulated within Enhanced Ethernet frames. This standard utilizes the additional bandwidth created at transmission speeds of 10 Gbps and higher to combine different types of data traffic for storage (Fibre Channel), LAN traffic (TCP/IP) and various server clustering protocols (Infiniband) that previously required their own separate infrastructure within a data center. As a result, FCoE enables the creation of a single converged network within a data center, rather than two or three networks as previously required. In addition, the FCoE protocol utilizes recently developed Ethernet-based technology for transmitting signals at speeds of 40 and 100 Gbps.

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

A new market has emerged in recent years for the use of parallel optics technologies for high-capacity telecommunications applications to connect with core internet protocol, or IP, routers, in the data center to interconnect SANs and servers and for high-performance computing clusters. This technology makes use of an array of lasers and photodetectors, instead of one per transceiver, to boost the amount of data that can be transmitted over a single fiber over very short distances. Optical interconnects provide an attractive alternative to bulky copper cables as data rate and port densities increase allowing for fewer connections. Like the transceivers used for LANs and SANs, parallel optical solutions rely primarily on the use of VCSEL technology. A variation of parallel optics technology called active optical cable, or AOC, was introduced by several vendors in late 2007. These products eliminate the use of fiber connectors used in other parallel optical modules by bonding the fibers directly to the optical subassembly. According to Lightcounting, demand for AOCs is expected to equal or exceed demand for other parallel optical solutions by 2012.

According to Lightcounting, sales of transceivers used for LAN and SAN applications incorporating optical technologies to generate and receive signals up to 500 meters were estimated to be approximately $574 million in 2009. Of this total, approximately $536 million represented the market for transceivers and transponders using serial transmission technologies while $38 million represented our addressable market for sales of optical interconnects using parallel optics technology.

The demand for optical subsystems and components used in building LANs and SANs is driven primarily by the need of business enterprises to meet the increasing demands for information which must be stored and retrieved in a timely manner and made available to users located within a building or campus. Because SANs enable the sharing of resources thereby reducing the required investment in storage infrastructure, the continued growth in stored data is expected to result in the ongoing centralization of storage and the need to deploy larger SANs. The centralization of storage, in turn, is increasing the demand for higher-bandwidth solutions to provide faster, more efficient interconnection of data storage systems with servers and LANs as well as the need to connect at higher speeds over longer distances for disaster recovery applications.

MANs and WANs

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

CATV is a shared cable system that uses RF signals to deliver services over a tree-and-branch topology in which multiple households within a neighborhood share the same cable. While early CATV systems were all coaxial cable, current systems increasingly employ fiber optic cable to overcome attenuation of signals over long distances and problems related to aging components. Fiber optic cable also provides more bandwidth for future expansion. This dual system is called a hybrid fiber coax, or HFC. Due to the shared-nature of a CATV network and the use of RF signal technology, these networks typically utilize analog lasers in conjunction with optical amplifiers to deliver these services.

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

According to Lightcounting, total sales of transceiver and transponder products for longer distance MANs using the Ethernet and Fibre Channel protocols in 2009 were approximately $349 million; sales of transceivers and transponders used in building MANs and WANs that are compliant with the SONET/SDH protocol were approximately $841 million and the addressable market for sales of products used in building fiber-to-the-home/curb networks, or FTTx, was approximately $218 million.

According to Ovum, sales of WSS components in 2009 were estimated to be approximately $127 million (which include only sales of individual WSS components, but does not include sales of complete ROADM subsystems) and represents one of the fastest growing product solutions as a result of the ability of ROADMs to enable flexible bandwidth management in MANs.

The demand for products used to build MANs is driven primarily by service providers as they seek to upgrade or build new networks to handle the growth in the bandwidth demands of business and residential users. The Cisco Visual Network Index is that company’s ongoing effort to forecast the growth and use of IP networking worldwide. According to this index, the amount of bandwidth usage devoted to transmitting IP traffic is expected to increase by a factor of four from 2009 to 2014, approaching 64 exabytes per month in 2014, compared to approximately 15 exabytes per month in 2009.

Demand for Optical Products Used in Wireless Networks

Wireless networks typically use fiber optic transmission to backhaul wireless traffic to the central office for switching. According to the Cisco Visual Network Index, mobile data traffic alone is expected to roughly double each year from 2008 through 2013 largely as a result of the deployment of mobile network devices which offer enhanced communication services, including the ability to download video files as well as offering voice, data and internet connectivity. To meet these bandwidth demands, next generation wireless networks, or 3G, are being deployed which expand the use of fiber optic technologies from backhauling mobile traffic out of base stations to being used in cellular towers to reduce the weight of copper-based solutions while expanding their bandwidth capabilities.

Business Strategy

We have become a leading supplier of optical products to manufacturers of LAN and SAN networking equipment due in part to our early work in the development of the Fibre Channel standard in the mid-1990s as well as our pioneering work in developing transceivers using VCSEL technology. As part of our business strategy, we continue to actively serve on various standards committees in helping to influence the use of new cost-effective optical technologies. In more recent years, we have become a leading vendor in SONET/SDH, WDM and ROADM networking equipment, due largely to our efforts with respect to XFP form factor modules, our expertise in designing tunable modules, and our novel approach to WSS modules using liquid crystal on silicon, or LCoS.

We have developed a vertically integrated business model that operates best when our module and laser production facilities are highly utilized. In order to maintain our position as a leading supplier of fiber optic subsystems and components, we are continuing to pursue the following business strategies:

•	Continue to Invest in or Acquire Critical Technologies. Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of fiber optic subsystems and components. We have developed and acquired critical skills that we believe are essential to maintain a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. In the process of investing in or acquiring critical technologies, we have obtained a number of U.S. and foreign patents with other patent applications pending. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products, especially those capable of higher speed transmission of data, with greater capacity, over longer distances.

•	Expand Our Broad Product Line of Optical Subsystems. We offer one of the broadest portfolios of optical subsystems which support a wide range of speeds, fiber types, voltages, wavelengths, distances and functionality and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet (including 1Gig, 10Gig, 40Gig and 100Gig Ethernet) and SONET/SDH and to plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications, and we are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs, particularly for 10Gig Ethernet and SONET/SDH applications. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

•	Leverage Core Competencies Across Multiple, High-Growth Markets. We believe that fiber optic technology will remain the transmission technology of choice for multiple data communication markets, including 1 Gigabit Ethernet and 10Gig, 40Gig and 100Gig Ethernet-based LANs and MANs, Fibre Channel-based SANs and SONET/SDH-based MANs and WANs. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, cost, in-system monitoring, size limitations, physical medium and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols can be leveraged into leadership positions as these technologies are extended across multiple data communications applications and into other markets and industries such as automotive and consumer electronics products.

•	Strengthen and Expand Customer Relationships. Over the past 20 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data and storage network system manufacturers, understand and address their current needs and anticipate their future requirements. We intend to leverage our relationships with our existing customers as they enter new, high-speed data communications markets.

•	Continue to Strengthen Our Lower-Cost Manufacturing Capabilities. We believe that new markets can be created by the introduction of new, lower-cost, high value-added products. Lower product costs can be achieved through the introduction of new technologies, product design or market presence. Access to low-cost manufacturing resources is a key factor in the ability to offer a lower-cost product solution. We have manufacturing facilities in Ipoh, Malaysia and Shanghai, China in order to take advantage of lower-cost, off-shore labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying technologies, such as our laser manufacturing and IC design capabilities enables us to accelerate our product development efforts to be able to introduce new low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

Products

Our optical subsystems are integrated into our customers’ systems and used for both short- and intermediate-distance fiber optic communications applications.

Our family of optical subsystem products consists of transmitters, receivers, transceivers and transponders principally based on the Gigabit Ethernet, Fibre Channel and SONET/SDH protocols. A transmitter converts electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photo detectors convert incoming optical signals into electric signals. A transceiver combines both transmitter and receiver functions in a single device. A transponder includes an IC to provide the serializer-deserializer function that otherwise resides in the customer’s equipment if a transceiver is used. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

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

For SAN applications which rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 8 Gbps. We currently provide optical subsystems for data networking applications for LANs and MANs based on the Ethernet standard for transmitting signals at 1 to 10 Gbps using the SFP, SFP+, and XFP form factors. We are also qualified for shipping products for 10 Gbps Ethernet solutions using the legacy Xenpak and newer X2 form factors which make use of the XAUI electrical interface. For SONET/SDH-based MANs, we supply optical subsystems which are capable of transmitting at 2.5, 10 and 40 Gbps. We also offer products that operate at less than 1 Gbps for these SONET/SDH networks.

We also offer a full line of optical subsystems for MANs using WDM technologies. Our CWDM subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET/SDH, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems. For DWDM systems, we offer DWDM-based transceivers in the SFP, XFP and 300 pin form factors.

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

Of the estimated $2.0 billion market for transceivers and transponders in calendar 2009, our sales of transceiver and transponder products for LAN, SAN and MAN applications totaled approximately $463 million, excluding sales of optical components. Of this amount, approximately $217 million was from sales of products for short-distance LAN and SAN applications and $246 million was from sales of products for longer distance MAN networks for Ethernet, Fibre Channel and SONET/SDH network protocols.

We recently began to offer products used in building fiber-to-the-home/curb networks and for parallel optics applications such as backplanes for switches and routers. According to Lightcounting, the addressable market for these products was over $256 million in calendar 2009.

We offer a WSS ROADM, a dynamic wavelength processor in a highly configurable platform for wavelength management in a DWDM telecommunications network. These capabilities are made possible in part through the use of unique LCoS technology currently used in making microdisplays and certain projection television sets. This technology provides a highly flexible WSS switch capable of operating on both 50 and 100 GHz International Telecommunications Union grids, the capability for in-service upgrades of functionality and integration of additional system functionality, including drop and continue, channel monitoring and channel contouring.

Customers

To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers, or OEMs, distributors and system integrators. Sales of products for LAN and SAN applications represented 43%, 44% and 54% of our total revenues in fiscal 2010, 2009 and 2008, respectively.

Sales to our top three customers represented approximately 30%, 32% and 36% of our total revenues in fiscal 2010, 2009 and 2008, respectively. Sales to Cisco Systems accounted for 16%, 16% and 22% of our total revenues in fiscal 2010, 2009 and 2008, respectively. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality fiber optic subsystems and components for high-speed data communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our fiber optic subsystems development efforts are supported by an engineering team that specialized in analog/digital integrated circuit design. This group works in both silicon, or Si, CMOS, and silicon germanium, or SiGe, BiCMOS, semiconductor technologies where circuit element frequencies are very fast and can be as high as 40 Gbps. We have designed proprietary circuits including laser drivers, receiver pre-and post-amplifiers and controller circuits for handling digital diagnostics at 1, 2, 4, 8, 10 and 49 Gbps. We are also investing in designing LCoS based ICs for our WSS products. These advanced semiconductor devices provide significant cost advantages and will be critical in the development of future products capable of even faster data rates.

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

System Design.  The design of all of our products requires a combination of sophisticated technical competencies — optical engineering, high-speed electrical design, digital and analog application specific IC, or ASIC design and firmware and software engineering. We have built an organization of people with skills in all of these areas. It is the integration of these technical competencies that enables us to produce products that meet the needs of our customers. Our combination of these technical competencies has enabled us to design and manufacture optical modules and subsystems.

Manufacturing System Design.  Hardware, firmware and software design skills are utilized to provide specialized manufacturing test systems for our internal use. These test systems are optimized for test capacity and broad test coverage. We use automated, software-controlled testing to enhance the field reliability of all Finisar products and to reduce the level of capital expenditures that would otherwise be required to purchase these test systems.

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850nm VCSEL components used in our short distance transceivers for LAN and SAN applications. These applications represented approximately 43% of our optical subsystem revenues in fiscal 2010. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. These longer distance transceiver products comprised approximately 46% of our optical subsystem revenues in fiscal 2010.

Competition

Several of our competitors in the optical subsystems and components market have recently been acquired or announced plans to be acquired. These announcements reflect an ongoing realignment of industry capacity with market demand in order to restore the financial health of the optics industry. Despite this trend, the market for optical subsystems and components for use in LANs, SANs, MANs and WANs remains highly competitive. We believe the principal competitive factors in these markets are:

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	breadth of product line;

•	adoption of emerging industry standards;

•	service and support;

•	size and scope of distribution network;

•	brand name;

•	access to customers; and

•	size of installed customer base.

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies) and JDSU. Our principal competitors for optical transceivers sold for MAN, WAN and telecom applications based on the SONET/SDH protocols include Oclaro (formed with the merger of Bookham and Avanex), Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDSU, Oclaro and Oplink. Our principal competitors for CATV products include AOI and Emcore. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our lower-cost manufacturing facilities in Ipoh, Malaysia and Shanghai, China. We believe that the recent introduction of a number of products for 10GigE and parallel and recent design-wins with our WSS ROADM products have strengthened our position in the optical subsystem market.

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

Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and our brand name. Key components of our marketing efforts include:

•	continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and SONET/SDH/OTN technologies, promote standardization in the LAN, SAN and MAN markets, and increase our visibility as industry experts; and

•	leveraging major trade show events and LAN, SAN and MAN conferences to promote our broad product lines;

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

Backlog

A substantial portion of our revenues is derived from sales to OEMs and system integrators through hub arrangements where revenue is generated as inventory that resides at these customers or their contract manufacturers is drawn down. Visibility as to future customer demand is limited in these situations. Most of our other revenues are derived from sales pursuant to individual purchase orders which remain subject to negotiation with respect to delivery schedules and are generally cancelable without significant penalties. Manufacturing capacity and availability of key components can also impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders are a meaningful indicator of our future financial performance.

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications as well as ROADM linecards at our facility in Shanghai, China which we expanded to 150,000 square feet in October 2008. We also manufacture our WSS products in our 33,000 square foot facility in Waterloo, Australia and certain CATV and telecommunications products in our 81,000 square foot facility in Horsham, Pennsylvania. We continue to conduct a portion of our new product introduction activities at our Sunnyvale, California and Horsham, Pennsylvania facilities. In Sunnyvale, we also conduct supply chain management for certain components, quality assurance and documentation control operations. We maintain an international purchasing office in Shenzen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in LAN and SAN applications at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California.

We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale, Fremont, Allen, Shanghai, Ipoh, Horsham and Australia are qualified under ISO 9001-9002.

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

Research and Development

In fiscal 2010, 2009 and 2008, our research and development expenses related to our continuing operations were $94.8 million, $80.1 million and $63.0 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN, MAN and WAN markets, although we also are seeking to leverage our core competencies by developing products for other applications. We work closely with our OEMs and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 1,000 issued U.S. patents and approximately 300 patent applications with additional foreign counterparts. We cannot assure you that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. See “Item 3. Legal Proceedings”. Additional litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 30, 2010, we employed approximately 6,893 full-time employees, 658 of whom were located in the United States and 5,827 of whom were located at our production facilities in Ipoh, Malaysia and Shanghai, China. We also from time to time employ part-time employees and hire contractors. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Waterloo, Australia facility are subject to a collective agreement not involving a union. We believe that there is a positive employee relations environment within the company.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers’ products, particularly the data storage and networking and telecommunications components markets.

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

We may lose sales if our suppliers or independent contract manufacturers fail to meet our needs or go out of business.

We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, from time to time we have encountered shortages and delays in obtaining components. We are currently encountering such shortages and expect to encounter additional shortages and delays in the future. Recently, many of our suppliers have extended lead times for many of their products as the result of significantly reducing capacity in light of the global slowdown in demand. This reduction in capacity has reduced the ability of many suppliers to respond to increases in demand. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.

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

As part of our initiatives to reduce the cost of revenues planned for the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be unsuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.

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

We derive all of our revenue from sales of our optical subsystems and components. Accordingly, widespread acceptance of these products is critical to our future success. If the market does not continue to accept our optical subsystems and components, our revenues will decline significantly. Our future success also ultimately depends on the continued growth of the communications industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video and other data delivered over high-bandwidth network systems as well as commitments by network systems vendors to invest in the expansion of the global information network. As network usage and bandwidth demand increase, so does the need for advanced optical networks to provide the required bandwidth. Without network and bandwidth growth, the need for optical subsystems and components, and hence our future growth as a manufacturer of these products, will be jeopardized, and our business would be significantly harmed.

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

A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 43% of our revenues in fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunications systems manufacturers and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we may take to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire our outstanding 5% convertible debt in the aggregate principal amount of $100 million which is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies) and JDSU. Our principal competitors for optical transceivers sold for MAN, WAN and telecom applications based on the SONET/SDH protocols include Oclaro (formed with the merger of Bookham and Avanex), Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDSU, Oclaro and Oplink. Our principal competitors for CATV products include AOI and Emcore. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

•	increased risks related to the operations of our manufacturing facilities in Malaysia;

•	greater risks of disruption in the operations of our China, Singapore and Israeli facilities and our Asian contract manufacturers, including contract manufacturers located in Thailand, and more frequent instances of shipping delays; and

•	the risk that future tightening of immigration controls may adversely affect the residence status of non-U.S. engineers and other key technical employees in our U.S. facilities or our ability to hire new non-U.S. employees in such facilities.

Past and future acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and harm our operating results.

In addition to our combination with Optium in August 2008, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

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

Since inception we have made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of April 30, 2010 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.

As of April 30, 2010, we had net operating loss, or NOL, carryforward amounts of approximately $485 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and U.S. federal and state tax credit carryforward amounts of approximately $14.7 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2010 through 2029 and of such carry forwards $2.2 million will expire in the next five years. The federal and state NOLs carryforwards will expire at various dates beginning in 2011 through 2029 and of such carry forwards $94.6 million will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

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

The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our cable television products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. While, as a result of various procedural events in this lawsuit, these patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

As of April 30, 2010, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $100.0 million, 2 1/2% Convertible Senior Subordinated Notes due 2010 in the principal amount of $25.7 million and 2 1/2% Convertible Subordinated Notes due 2010 in the principal amount of $3.9 million. The $100.0 million in principal amount of our 5.0% Senior Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. The $3.9 million in principal amount of our 2 1/2% Convertible Subordinated Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $29.64 per share. The $25.7 million in principal amount of our 2 1/2% Convertible Senior Subordinated Notes are convertible at a conversion price of $26.24, with the underlying principal payable in cash, upon the trading price of our common stock reaching $39.36 for a period of time. An aggregate of approximately 9,821,000 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Therefore, a stockholder is not likely to receive any dividends on such stockholder’s common stock for the foreseeable future. In addition, our credit facility with Wells Fargo LLC contains restrictions on our ability to pay dividends.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our principal properties as of April 30, 2010 is as follows:

Location	Use	Size
		(Square Foot)

Owned
Ipoh, Malaysia	Manufacturing operations	640,000
Leased
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Fremont, California	Wafer fabrication operations	44,000
Boston, Massachusetts	Research and development	25,000
Champaign, Illinois	Research and development	2,500
Shanghai, China	General administrative and manufacturing operations of our subsidiary, Transwave Fiber (Shanghai) Inc.	152,000
Shenzhen, China	Manufacturing operations	8,659
Allen, Texas	Principal manufacturing operations for our AOC division. A portion of this facility is currently subleased.	160,000
Singapore	Research and development and logistics	13,600
Hyderabad, India	Information technology support center	6,230
Horsham, Pennsylvania	Manufacturing, research and development, engineering, sales and administration, executive offices	80,970
Waterloo, Australia	Manufacturing, research and development, engineering, administration offices	32,798
Waterloo, Australia	Research and development	4,682
Nes Ziona, Israel	Research and development, engineering and manufacturing operations	16,670

We believe our principal facilities are in good condition and are suitable and adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

Stock Option Derivative Litigation

On November 30, 2006, we announced that we had undertaken a voluntary review of our historical stock option grant practices subsequent to our initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of our board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that we would likely need to restate our historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differed from the recorded grant dates for such awards. Our management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to our historical financial statements. The announcement of the investigation resulted in delays in filing our quarterly reports on Form 10-Q for the quarters ended October 29, 2006, January 28, 2007, and January 27, 2008, and our annual report on Form 10-K for the fiscal year ended April 30, 2007. On December 4, 2007, we filed all four of these reports which included revised financial statements.

Following our announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of our current or former officers and directors caused us to grant stock options at less than fair market value, contrary to our public statements (including our financial statements), and that, as a result, those officers and directors are liable to us. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against us. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. We and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs have appealed the judgment to the United States Court of Appeal for the Ninth Circuit.

Securities Class Action

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants Finisar, Jerry S. Rawls, our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our Senior Vice President, Corporate Development and Investor Relations and our former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint.

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, we funded approximately $327,000 with respect to our pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment has been appealed by certain individual class members.

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

This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including we) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the Court entered judgment against the plaintiff in all 54 cases. The plaintiff has appealed the order and judgments. The real defendants have cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation.

JDSU/Emcore Patent Litigation

On September 11, 2006, JDSU and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that certain cable television transmission products acquired in connection with our acquisition of Optium Corporation, specifically our 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringe two U.S. patents, referred to as the “‘003 and ‘071 Patents.” On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that our 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent, referred to as the “‘374 Patent”. On December 10, 2007, we filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against our HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution. On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing our declaratory judgment action on inequitable conduct. We have appealed this ruling.

A trial with respect to the remaining two actions was held in October 2009. On November 1, 2009, the jury delivered its verdict that we had infringed the ‘003 and the ‘071 Patents as well as the ‘374 Patent. In addition, the jury found that our infringement of the ‘003 and the ‘071 Patents was willful. The jury determined that, with respect to the ‘003 and the ‘071 Patents, Emcore was entitled to $974,364 in damages and JDSU was entitled to $622,440 in damages, and, with respect to the ‘374 Patent, Emcore was entitled to $1,800,000 in damages. The Court declined to enhance the damages award with respect to the ‘003 and ‘071 Patents as a result of the jury’s determination that our infringement was willful. In addition, the Court declined to issue a permanent injunction against further manufacture or sale of the products found to have infringed the patents-in-suit. We are appealing on several grounds.

Based on our review of the record in this case, including discussion with and analysis by counsel of the bases for our appeal, we have determined that we have a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, we believe that the judgment against us will ultimately be reversed, or remanded for a new trial in which we believe we would prevail. As a result, we have concluded that it is not probable that Emcore and JDSU will ultimately prevail in this matter; therefore, we have not recorded any liability for this judgment.

Digital Diagnostics Patent Litigation

On January 5, 2010, we filed a complaint for patent infringement in the United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Source Photonics, Inc., MRV Communications, Inc., Neophotonics Corp. and Oplink Communications, Inc. infringe eleven Finisar patents. As described in further detail below, this suit is no longer pending against MRV Communications, NeoPhotonics or Oplink. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement of the patents-in-suit, (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to us for the defendants’ infringement of the patents-in-suit, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to us, (e) ordering that the defendants pay our costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding us our attorneys’ fees and expenses, and (g) granting such other and further relief as the Court deems just and appropriate, or that we may be entitled to as a matter of law or equity.

On March 23, 2010, each defendant filed a first amended answer in which they denied the allegations of the complaint and asserted affirmative defenses including non-infringement, invalidity, statute of limitations, prosecution history estoppel, laches, estoppel and “other defenses.” Each defendant also asserted counterclaims against us seeking declaratory judgment of invalidity for each of the patents asserted in the complaint, declaratory judgment of unenforceability for certain of the patents asserted in the complaint, alleging monopolization of “the Digital Diagnostics Technology Market” in violation of Section 2 of the Sherman Act, attempted monopolization of “the Optical Transceiver Market” in violation of Section 2 of the Sherman Act, breach of contract, and unfair competition. Source Photonics, Inc. also asserted counterclaims alleging that certain of our optoelectronic transceivers infringe two of its patents. NeoPhotonics Corp. also asserted counterclaims alleging that certain of our wavelength selective switches infringe two of its patents. Each defendant asked the Court to enter judgment (a) denying us relief and dismissing the complaint with prejudice, (b) granting declaratory judgment that our asserted patents are invalid, (c) awarding attorneys’ fees and reasonable expenses, (d) awarding compensatory damages for our allegedly anticompetitive conduct, and trebling such damages, (e) permanently enjoining us from allegedly monopolizing or attempting to monopolize the United States markets for optical transceiver and digital diagnostics technology for such transceivers, (f) awarding attorneys’ fees and costs, (g) granting declaratory judgment that certain of our asserted patents are unenforceable, (h) for damages resulting from our alleged breach of contract, (i) permanently enjoining us from engaging in allegedly unfair competition, (j) restoring money and/or property that we have allegedly acquired by means of such unfair competition, (k) awarding all costs, expenses and interest, including prejudgment interest and (l) for such additional relief as the Court may deem just and proper. Source Photonics, Inc. and NeoPhotonics Corp. each asked the Court in addition to enter judgment (m) finding that we have infringed, actively induced the infringement of, and/or contributed to the infringement of each of their respective asserted patents, (n) awarding damages not less than a reasonable royalty, and (o) permanently enjoining us from such alleged infringement. NeoPhotonics Corp. also asked the Court to enter judgment trebling damages for our allegedly willful infringement of one of their two asserted patents. We filed a motion to dismiss the defendants’ non-patent counterclaims or, in the alternative, to sever and stay those counterclaims and to strike certain of the defendants’ affirmative defenses on April 13, 2010. The defendants filed their opposition to our motion on April 29, 2010, and we filed our reply on May 6, 2010.

On May 5, 2010, the Court entered an order finding that the defendants had been improperly joined in a single suit and dismissed each of the defendants except Source Photonics, Inc. without prejudice to our re-filing our claims against the other dismissed defendants in separate suits. On May 18, 2010, Source Photonics, Inc. filed a second amended answer that restated certain of its affirmative defenses and counterclaims, omitted the affirmative defenses of prosecution history estoppel and “other defenses,” and omitted both patent counterclaims. The relief Source Photonics, Inc. asks from the Court was revised accordingly. Although Source Photonics did not include its patent counterclaims in its Second Amended Answer, Source Photonics’ trial counsel subsequently indicated that they would attempt to have these claims added back into the suit.

On May 19, 2010, the Court granted Source Photonics, Inc. leave to file the second amended answer, and bifurcated and stayed all discovery and proceedings related to Source Photonics, Inc.’s counterclaims for declaratory judgment of unenforceability for certain of the patents asserted in the complaint, and alleged monopolization of “the Digital Diagnostics Technology Market” in violation of Section 2 of the Sherman Act, attempted monopolization of “the Optical Transceiver Market” in violation of Section 2 of the Sherman Act, breach of contract, and unfair competition pending resolution of our patent infringement claims. The Court allowed us to withdraw our motion to dismiss Source Photonics, Inc.’s non-patent counterclaims without prejudice to our refiling this motion to dismiss after the stay has been lifted.

A claim construction hearing is currently scheduled for October 6, 2010, and the case is currently scheduled for trial on July 25, 2011.

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

Other Litigation

In the ordinary course of business, we are a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant

Information concerning our current executive officers as of June 30, 2010 is as follows:

Name	Position(s)	Age

Jerry S. Rawls	Chairman of the Board	65
Eitan Gertel	Chief Executive Officer	48
Kurt Adzema	Senior Vice President, Finance and Chief Financial Officer	41
Mark Colyar	Senior Vice President, Operations and Engineering	46
Todd Swanson	Senior Vice President, Sales and Marketing	38
Stephen K. Workman	Senior Vice President, Corporate Development and Investor Relations	59
Joseph A. Young	Senior Vice President, Operations and Engineering	53
Christopher E. Brown	Vice President, General Counsel and Secretary	42

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

Kurt Adzema has served as the Company’s Senior Vice President, Finance and Chief Financial Officer since March 2010. Mr. Adzema joined the Company in January 2005 and served as the Company’s Vice President of Strategy and Corporate Development prior to his appointment as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney. Mr. Adzema holds a B.A. in Mathematics from the University of Michigan and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Todd Swanson has served as our Senior Vice President, Sales and Marketing since August 2008. Mr. Swanson joined us in 2002 and served as Product Line Manager, Director of Marketing and Vice President, Sales and Marketing for our Optics Division prior to his appointment as Senior Vice President. Mr. Swanson served as Product Line Manager for Princeton Lightwave, a laser company, from June 2001 until he joined Finisar. Mr. Swanson served as Director of Marketing (on a part-time basis while he was studying for his M.B.A.) for Aegis Semiconductor, a manufacturer of optical semiconductor devices, from December 2000 through June 2001. From July 1995 to August 1999, Mr. Swanson was employed by Hewlett-Packard Company as project leader and project manager in the Automotive Lighting Group of the Optoelectronics Division. Mr. Swanson holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. from the Massachusetts Institute of Technology.

Stephen K. Workman has served as our Senior Vice President, Corporate Development and Investor Relations since March 2010. Mr. Workman served as our Senior Vice President, Finance and Chief Financial Officer from September 2002 until March 2010 and as our Vice President, Finance and Chief Financial Officer from March 1999 to September 2002. Mr. Workman also served as our Secretary from August 1999 until August 2008. From November 1989 to March 1999, Mr. Workman served as Chief Financial Officer at Ortel Corporation. Mr. Workman holds a B.S. in Engineering Science and an M.S. in Industrial Administration from Purdue University.

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

Christopher E. Brown has served as our Vice President, General Counsel and Secretary since the completion of the Optium merger in August 2008. Mr. Brown served as Optium’s General Counsel and Vice President of Corporate Development from August 2006 through the completion of the merger. Prior to that, Mr. Brown was a partner at the law firm of Goodwin Procter LLP from January 2005 to August 2006, a partner at the law firm of McDermott, Will & Emery from January 2003 to January 2005 and an associate at McDermott, Will & Emery from March 2000 to January 2003. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low

Fiscal 2010 Quarter Ended:
April 30, 2010	$16.92	$10.04
January 31, 2010	$11.47	$7.19
November 1, 2009	$10.64	$4.88
August 2, 2009	$6.88	$3.60
Fiscal 2009 Quarter Ended:
April 30, 2009	$5.76	$1.68
February 1, 2009	$5.68	$2.32
November 2, 2008	$13.12	$4.48
August 3, 2008	$15.04	$9.52

According to records of our transfer agent, we had 400 stockholders of record as of May 30, 2010 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2010, 2009 and 2008 and the balance sheet data as of April 30, 2010 and 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2007 and 2006 and the balance sheet data as of April 30, 2008, 2007 and 2006 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Net revenues	$629,880	$497,058	$401,625	$381,263	$325,956
Loss from continuing operations	$(22,806)	$(262,492)	$(32,844)	$(41,360)	$(30,763)
Net loss per share from continuing operations- basic	$(0.35)	$(4.99)	$(0.85)	$(1.07)	$(0.85)
Net loss per share from continuing operations- diluted	$(0.35)	$(4.99)	$(0.85)	$(1.07)	$(0.85)
Balance Sheet Data:
Total assets	$626,730	$380,388	$479,740	$532,382	$496,878
Long-term debt	$19,250	$21,412	$5,638	$7,535	$9,571
Convertible notes	$128,839	$134,255	$238,487	$241,946	$238,275

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operation, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

•	Forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Business Overview. This section provides an introductory overview and context for the discussion and analysis that follows in MD&A.

•	Recent Developments. This section summarizes recent developments that affect our financial condition and operating results.

•	Critical Accounting Policies and Estimates. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of Operations. This section provides analysis of the Company’s results of operations for the three fiscal years ended April 30, 2010. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

•	Financial Condition and Liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

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

Business Overview

We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal, known as wavelength selective switches, or WSS. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

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

We sell our products through our direct sales force, with the support of our manufacturers’ representatives, directly to domestic customers and indirectly through distribution channels to international customers. The evaluation and qualification cycle prior to the initial sale of our optical subsystems may span a year or more.

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

Our gross profit margins vary among our product families. Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN and SAN applications. Our overall gross margins have fluctuated from period to period as a result of overall revenue levels, shifts in product mix, the introduction of new products, decreases in average selling prices and our ability to reduce product costs.

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

Recent Developments

Combination with Optium Corporation

On August 29, 2008, we completed a business combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of Finisar. We believe that the combination of the two companies created the world’s largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Finisar’s leadership position in the storage and data networking sectors of the industry and Optium’s leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, we expect to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of components into product designs previously purchased in the open market by Optium. We accounted for the combination using the purchase method of accounting and as a result have included the operating results of Optium in our consolidated financial results since the August 29, 2008 consummation date. At the closing of the merger, we issued 20,101,082 shares of Finisar common stock, valued at approximately $242.8 million, in exchange for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $12.08 per share.

Sale of Network Tools Division

On July 15, 2009, we completed the sale of substantially all of the assets of our Network Tools Division to JDSU. We received $40.6 million in cash and recorded a net gain on sale of the business of $36.1 million before income taxes in the first quarter of fiscal 2010. The assets, liabilities and operating results related to this business, have been classified as discontinued operations in the consolidated financial statements for all periods presented.

Following the completion of the sale, we no longer offer network performance test products. These products accounted for $37.3 million, $38.6 million and $44.2 million in revenues during fiscal 2007, 2008 and 2009, respectively. Gross profit and operating profit margins on sales of network performance test products were generally higher than on our optical subsystem and component products.

Exchange Offers

On August 11, 2009, we completed exchange offers under which we exchanged $33.1 million aggregate principal amount of our outstanding 2 1/2% Convertible Subordinated Notes due 2010 and $14.4 million aggregate principal of our outstanding 2 1/2% Convertible Senior Subordinated Notes due 2010 for an aggregate of approximately $24.9 million in cash and approximately 3.5 million shares of our common stock.

Reverse Stock Split

On September 25, 2009, we effected a one-for-eight reverse split of our common stock.

New Credit Facility

On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a new $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by Finisar’s U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions.

Convertible Debt Financing

On October 15, 2009 we sold $100 million aggregate principal amount of a new series of 5.0% Convertible Senior Notes due 2029.

Repurchase of Convertible Notes

Between September 8, 2009 and April 30, 2010, we purchased $51.9 million aggregate principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 and $13.0 million aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 in privately negotiated transactions.

Common Stock Offering

On March 23, 2010, we completed the sale of 9,787,093 shares of our common stock at a price to the public of $14.00 per share. Total gross proceeds of the offering were $137.0 million. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $131.1 million.

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2010 compared to prior years other than the adoption of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). See Note 1 to our consolidated financial statements.

Revenue Recognition, Warranty and Sales Returns

We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured.

At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our standard warranty period usually extends 12 months from the date of sale although it can extend for longer periods of three to five years for certain products sold to certain customers. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be reduced in the future.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, we become aware of a customer’s potential inability to meet its obligations, we record a specific allowance for the doubtful account to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize an allowance for doubtful accounts based on the length of time the receivables are past due and historical actual bad debt history. A material adverse change in a major customer’s ability to meet its financial obligations to us could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in our general and administrative expenses for the shortfall.

Slow Moving and Obsolete Inventories

We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. We periodically discard obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future demand for current or committed inventory levels. We assume that the last twelve months demand is generally indicative of the demand for the next twelve months. In addition to the 12-month demand forecast, we also consider:

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

Investment in Equity Securities

For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in an impairment of our investment and/or an inability to recover the carrying value of these investments.

Goodwill, Intangibles and Other Long-Lived Assets

Goodwill, purchased technology, and other intangible assets resulting from acquisitions are accounted for under the purchase method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to ten years.

Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Goodwill is tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value of the reporting unit exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the unit may be impaired. The amount, if any, of the impairment is then measured in the second step in which we determine the implied value of goodwill based on the allocation of the estimated fair value determined in the initial step to all assets and liabilities of the reporting unit.

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

At April 30, 2010, goodwill and intangible assets were $0 million and $23 million, respectively. During fiscal 2009, we recorded $150 million of additional goodwill resulting from the combination with Optium. However, we also recorded $238.5 million of impairment charges for goodwill and other intangible assets as discussed under Results of Operation.

Stock-Based Compensation Expense

Stock-based compensation cost for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under our Employee Stock Purchase Plan is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We estimate the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, the risk-free interest rate, estimated forfeitures and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We calculate the volatility factor based on our historical stock prices. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

We measure the fair value of restricted stock units using the market value on the grant date.

If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating income, net income and net income per share.

Restructuring Accrual

We are required to recognize liability for costs associated with an exit or disposal activity when the liability is incurred. We calculate facilities consolidation charges using estimates that are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating the leased facilities are based on market information and trend analyses, including information obtained from third party real estate sources.

Accounting for Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. We reduce the deferred tax assets by recording a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Pending Adoption of New Accounting Standards

In April 2010, the FASB issued revised guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. New disclosures under this guidance require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for us beginning May 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements which will be effective for us beginning May 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(i) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(ii) require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. It must be applied to transfers occurring on or after the effective date. We are currently evaluating the potential impact, if any, of the adoption of this guidance on our consolidated results of operations and financial condition.

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30
	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.7	70.8	70.2
Impairment of acquired developed technology	—	0.3	—
Amortization of acquired developed technology	0.8	1.0	1.1

Gross profit	28.5	27.9	28.7
Operating expenses:
Research and development	15.0	16.1	15.7
Sales and marketing	4.9	5.6	6.7
General and administrative	5.8	7.2	9.6
Acquired in-process research and development	—	2.1	—
Restructuring charges	0.7	—	—
Amortization of purchased intangibles	0.3	0.4	0.3
Impairment of goodwill and intangible assets	—	48.0	—

Total operating expenses	26.7	79.4	32.3

Income (loss) from operations	1.8	(51.5)	(3.6)
Interest income	—	0.3	1.4
Interest expense	(1.4)	(2.9)	(5.4)
Gain (loss) on debt extinguishment	(4.0)	0.6	—
Other income (expense), net	(0.3)	(0.7)	—

Loss from continuing operations before income taxes	(3.9)	(54.2)	(7.6)
Provision (benefit) for income taxes	(0.3)	(1.4)	0.6

Loss from continuing operations	(3.6)	(52.8)	(8.2)
Income (loss) from discontinued operations, net of income taxes	5.8	0.4	(11.5)

Net income (loss)	2.2%	(52.4)%	(19.7)%

Comparison of Fiscal Years Ended April 30, 2010 and 2009

Revenues.  Revenues increased $132.8 million, or 26.7%, to $629.9 million in fiscal 2010 compared to $497.1 million in fiscal 2009. The increase reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they deal with the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.

The following table sets forth the changes in revenues by market segment and speed (in thousands):

	For Fiscal Year Ended April 30,
	2010	2009	Change	% Change

Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$80,765	$37,086	$43,679	117.8%
Metro/Telecom	167,797	138,844	28,953	20.9%
Subtotal	248,562	175,930	72,632	41.3%

Less than 10 Gbps:
LAN/SAN	187,582	181,571	6,011	3.3%
Metro/Telecom	102,228	107,965	(5,737)	-5.3%

Subtotal	289,810	289,536	274	0.1%

Total transceivers, transponders & components	538,372	465,466	72,906	15.7%
ROADM linecards and WSS modules	72,402	22,200	50,202	226.1%
CATV	19,106	9,392	9,714	103.4%

Total revenues	$629,880	$497,058	$132,822	26.7%

Impairment and Amortization of Acquired Developed Technology.  Impairment and amortization of acquired developed technology, components of cost of revenues, decreased $1.4 million, or 22.5%, to $4.8 million in fiscal 2010 compared to $6.2 million in fiscal 2009. The decrease was primarily due to the $1.2 million impairment in the fourth quarter of fiscal 2009 for intellectual property related to our acquisition of Kodeos Communications Inc.

Gross Profit.  Gross profit increased $40.9 million, or 29.5%, to $179.7 million in fiscal 2010 compared to $138.8 million in fiscal 2009. The increase in gross profit was primarily due to the $132.8 million increase in revenues. Gross profit as a percentage of total revenues was 28.5% in fiscal 2010 compared to 27.9% in fiscal 2009. We recorded charges of $23.0 million for obsolete and excess inventory in fiscal 2010 compared to $14.4 million in fiscal 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $15.1 million in fiscal 2010 and $8.1 million in fiscal 2009. As a result, we recognized a net charge of $7.9 million in fiscal 2010 compared to $6.3 million in fiscal 2009. Manufacturing overhead included stock-based compensation charges of $4.2 million in fiscal 2010 and $3.3 million in fiscal 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $196.6 million, or 31.2% of revenue, in fiscal 2010 compared to $154.5 million, or 31.1% of revenue in fiscal 2009. The slight increase in gross margin percentage primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin ROADM products offset by the unfavorable impact of lower pricing on some products, lower manufacturing yields on certain new higher speed components and modules and the impact of selling certain lower margin Optium products for the full fiscal year compared to only eight months in fiscal 2009 as the Optium merger closed at the end of August 2008.

Research and Development Expenses.  Research and development expenses increased $14.7 million, or 18.3%, to $94.8 million in fiscal 2010 compared to $80.1 million in fiscal 2009. The increase was primarily due to the additional four months of expenses of approximately $6.2 million from Optium operations following the merger which are included in fiscal 2010, higher project costs and increases in employee salaries and bonuses. Included in research and development expenses were stock-based compensation charges of $5.5 million in fiscal 2010 and $5.6 million in fiscal 2009. Research and development expenses as a percent of revenues decreased slightly to 15.0% in fiscal 2010 compared to 16.1% in fiscal 2009.

Sales and Marketing Expenses.  Sales and marketing expenses increased $3.0 million, or 10.7%, to $30.7 million in fiscal 2010 compared to $27.7 million in fiscal 2009. The increase was primarily due to increased sales commissions as a result of the increase in revenue, partially offset by cost synergies realized as a result of the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $1.9 million in fiscal 2010 and $1.7 million in fiscal 2009. Sales and marketing expenses as a percent of revenues decreased to 4.9% in fiscal 2010 compared to 5.6% in fiscal 2009.

General and Administrative Expenses.  General and administrative expenses increased $954,000 or 2.7%, to $36.8 million in fiscal 2010 compared to $35.8 million in fiscal 2009, primarily due to the additional four months of expenses from Optium operations following the merger which are included in fiscal 2010 offset by cost synergies realized as a result of the Optium merger. Included in general and administrative expenses were stock-based compensation charges of $3.4 million in fiscal 2010 and $2.9 million in fiscal 2009. General and administrative expenses as a percent of revenues decreased to 5.8% in fiscal 2010 compared to 7.2% in fiscal 2009.

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses related to the Optium merger were $10.5 million in fiscal 2009. The were no IPR&D expenses in fiscal 2010.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles decreased $117,000, or 5.5%, to $2.0 million in fiscal 2010 compared to $2.1 million in fiscal 2009. The decrease was primarily due to the sale of assets, including all intangible assets, of our Network Tools Division to JDSU.

Impairment of Goodwill.  As a result of the financial liquidity crisis, the economic recession, reductions in our internal revenue and operating forecasts and a substantial reduction in our market capitalization, during fiscal 2009, we performed an analysis to determine if there was an indication of impairment of our intangible assets. Based on this analysis, we determined that the goodwill related to our optical subsystems and components reporting unit was impaired and had an implied fair value of $0 compared to its carrying value. Accordingly, we recorded impairment charges of $178.8 million during the second quarter of fiscal 2009. Following the completion of goodwill impairment analyses, we recorded additional charges of $46.5 million in the third quarter of fiscal 2009 and $13.2 million in the fourth quarter of fiscal 2009. As a result of these impairment charges, as of April 30, 2009 the carrying value of our goodwill was zero.

Restructuring Costs.  As a result of moving certain manufacturing activities from our facility in Allen, Texas to our lower cost manufacturing facility in Ipoh, Malaysia, we have determined that approximately 32% of the space in the Allen facility is no longer required for manufacturing. As a result, we closed that portion of the facility in the second quarter of fiscal 2010 and are actively searching for a tenant to sublease the vacated space. As a result, we recorded a restructuring charge of $4.2 million in the second quarter of fiscal 2010 which represents the present value of the lease payments for that portion of the facility that we are obligated to make over the remaining lease term. No restructuring charges were recorded in fiscal 2009.

Interest Income.  Interest income decreased $1.6 million, or 91.8%, to $144,000 in fiscal 2010 compared to $1.8 million in fiscal 2009. The decrease was due primarily to lower cash balances as a result of the principal repayment of $92.0 million of our 5 1/4% Convertible Subordinated Notes due 2008 in the second quarter of fiscal 2009 and, to a lesser extent, lower interest rates.

Interest Expense.  Interest expense decreased $5.6 million, or 38.6%, to $9.0 million in fiscal 2010 compared to $14.6 million in fiscal 2009. The decrease was primarily related to lower outstanding debt due to the principal repayment of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008 in the second quarter of fiscal 2009, repayment of $47.5 million of aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010. Included in interest expense for fiscal 2010 were non-cash charges of $3.0 million related to the accounting for our senior convertible notes due to the adoption of FASB authoritative guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense. Included in interest expense for fiscal 2009 were a non-cash charge of $4.9 million related to the accounting for our senior convertible notes and a non-cash charge of $1.8 million to amortize the beneficial conversion feature of the convertible notes due in October 2008.

Gain and Loss on Repurchase/Purchase of Convertible Notes.  During fiscal 2010, we recorded a $25.0 million loss related to the repurchase of certain convertible notes. On August 11, 2009, we retired $33.1 million, or 66.2%, of the $50.0 million aggregate outstanding principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $14.4 million, or approximately 15.7%, of the $92.0 million aggregate outstanding principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of our common stock per $1,000 principal amount of notes. We issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes in the exchange offers. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. This exchange was considered to be an induced conversion in accordance with FASB authoritative guidance and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. Accordingly, although the trading price of our common stock was $5.04 at the time of the exchange, we recorded a loss on debt extinguishment of $23.7 million in the quarter ended November 1, 2009. The additional $1.4 million of loss on debt extinguishment was primarily due to expenses incurred in connection with the exchange offers.

During fiscal 2009, we recorded a $3.1 million gain on the repurchase of certain convertible notes. The gain was related to the repurchase of $8.0 million in principal amount of our 2.5% convertible notes due October 15, 2010 that we purchased at a discount to par value of 50.1%.

Other Income (Expense), Net.  Other expense was $1.9 million in fiscal 2010 compared to $3.7 million in fiscal 2009. Other expense in fiscal 2010 was primarily related to a $2 million other-than-temporary write-down of a minority interest investment. Other expense in fiscal 2009 was primarily due to unrealized non-cash foreign exchange losses of $1.6 million related to the re-measurement of a $17.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit and a $1.2 million other-than-temporary write-down of a minority investment during the period.

Provision for Income Taxes.  We recorded income tax benefits of $1.6 million and of $7.0 million for fiscal 2010 and fiscal 2009, respectively. The income tax benefit for fiscal 2010 included minimum state taxes of $400,000, federal refundable credits of $500,000 and foreign income tax benefit of $1.5 million arising in certain foreign jurisdictions in which the Company conducts business. The income tax benefit for fiscal 2009 included a non-cash benefit arising from the reversal of previously recorded deferred tax liabilities related to tax amortization of goodwill for which no financial statement amortization had occurred.

Discontinued Operations.  As discussed above, on July 15, 2009, we completed the sale of certain assets related to our Network Tools Division to JDSU. We agreed to perform certain manufacturing activities for JDSU under a transition services agreement entered into at the time of the sale. The expenses associated with the transition services agreement have been classified as results of discontinued operations. During fiscal 2010, we incurred net operating income from discontinued operations of $36.9 million, including a gain of $35.9 million on the sale and a net operating gain of $1.0 million. Net operating expenses associated with the transition services agreement from July 15, 2009 through April 30, 2010 were $142,000, which included an adjustment of $165,000 recorded as an adjustment to the gain on sale of discontinued operations.

Comparison of Fiscal Years Ended April 30, 2009 and 2008

Revenues.  Revenues increased $95.4 million, or 23.8%, to $497.1 million in fiscal 2009 compared to $401.6 million in fiscal 2008. The increase was primarily due to the inclusion of $91.3 million in revenue in fiscal 2009 as a result of our merger with Optium which was consummated on August 29, 2008.

The following table sets forth the changes in revenues by market segment and speed (in thousands):

	For Fiscal Year Ended April 30,
	2009	2008	Change	% Change

Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$37,086	$30,419	$6,667	21.9%
Metro/Telecom	138,844	66,418	72,426	109.0%

Subtotal	175,930	96,837	79,093	81.7%
Less than 10 Gbps:
LAN/SAN	181,571	187,679	(6,108)	- 3.3%
Metro/Telecom	107,965	116,533	(8,568)	- 7.4%

Subtotal	289,536	304,212	(14,676)	- 4.8%

Total transceivers, transponders & components	465,466	401,049	64,417	16.1%
ROADM linecards and WSS modules	22,200	—	22,200	100.0%
CATV	9,392	576	8,816	1530.6%

Total revenues	$497,058	$401,625	$95,433	23.8%

Impairment and Amortization of Acquired Developed Technology.  Amortization and impairment of acquired developed technology, components of cost of revenues, increased $1.5 million, or 31.9%, to $6.2 million in fiscal 2009 compared to $4.7 million in fiscal 2008. The increase was primarily due to the $1.2 million impairment in the fourth quarter of fiscal 2009 for intellectual property related to our acquisition of Kodeos Communications Inc.

Gross Profit.  Gross profit increased $23.6 million, or 20.5% to $138.8 million in fiscal 2009 compared to $115.2 million in fiscal 2008. The increase in gross profit was partially due to the inclusion of $23.4 million of gross profits from Optium’s operations for eight months of the twelve month period ended April 30, 2009. Gross profit as a percentage of total revenues was 27.9% in fiscal 2009 compared to 28.7% in fiscal 2008. We recorded charges of $14.4 million for obsolete and excess inventory in fiscal 2009 compared to $12.1 million in fiscal 2008. We sold inventory that had been written-off in previous periods resulting in a benefit of $8.1 million in fiscal 2009 and $6.0 million in fiscal 2008. As a result, we recognized a net charge of $6.3 million in fiscal 2009 compared to $6.1 million in fiscal 2008. Manufacturing overhead included stock-based compensation charges of $3.3 million in fiscal 2009 and $2.9 million in fiscal 2008. Additionally, manufacturing overhead in fiscal 2008 included $1.0 million of other payroll related charges associated with the completion of our previously reported stock option investigation. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges, stock-based compensation charges and other stock option related charges, gross profit would have been $154.5 million, or 31.1% of revenues, in fiscal 2009 compared to $129.9 million, or 32.3% of revenues, in fiscal 2008. The decrease in adjusted gross profit margin was primarily due to inclusion of Optium’s operating results for the eight months ended April 30, 2009.

Research and Development Expenses.  Research and development expenses increased $17.0 million, or 27.1%, to $80.1 million in fiscal 2009 compared to $63.1 million in fiscal 2008. The increase was primarily due to $13.9 million in expenses related to Optium’s operations following the merger and an increase in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $5.6 million in fiscal 2009 and $3.5 million fiscal 2008. Additionally, research and development expenses in fiscal 2008 included payroll related charges of $2.6 million incurred in connection with the completion of our stock option investigation. Research and development expenses as a percent of revenues increased to 16.1% in fiscal 2009 compared to 15.7% in fiscal 2008.

Sales and Marketing Expenses.  Sales and marketing expenses increased $717,000, or 2.7%, to $27.7 million in fiscal 2009 compared to $27.0 million in fiscal 2008. The slight increase in sales and marketing expenses was primarily due to payroll related expenses related to the Optium merger. Included in sales and marketing expenses were stock-based compensation charges of $1.7 million in fiscal 2009 and $1.3 million in fiscal 2008. Additionally, sales and marketing expenses in fiscal 2008 included payroll related charges of $676,000 incurred in connection with the completion of our stock option investigation. Sales and marketing expenses as a percent of revenues decreased to 5.6% in fiscal 2009 compared to 6.7% fiscal 2008.

General and Administrative Expenses.  General and administrative expenses decreased $2.5 million, or 6.6%, to $35.8 million in fiscal 2009 compared to $38.3 million in fiscal 2008. The decrease was primarily due to a $7.9 million decrease in legal and consulting fees as a result of the completion of our stock option investigation and a $2.0 million reduction in litigation and intellectual property related legal fees. This decrease was partially offset by the addition of $5.4 million in expenses primarily related to Optium’s operations following the merger and other personnel and IT related spending. Included in general and administrative expenses were stock-based compensation charges of $2.9 million in fiscal 2009 and $1.9 million in fiscal 2008. Additionally, general and administrative expenses for fiscal 2008 included payroll related charges of $1.1 million incurred in connection with the completion of our stock option investigation. General and administrative expenses as a percent of revenues decreased to 7.2% in fiscal 2009 compared to 9.5% in fiscal 2008.

Acquired In-process Research and Development.  In-process research and development from continuing operations, or IPR&D, expenses related to the Optium merger were $10.5 million in fiscal 2009. There were no IPR&D charges in fiscal 2008.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles increased $953,000, or 79.9%, to $2.1 million in fiscal 2009 compared to $1.2 million in fiscal 2008. The increase was primarily due to $1.6 million of amortization of additional intangible assets acquired in the Optium merger, partially offset by a reduction in amortization of certain assets associated with our AZNA and Kodeos acquisitions.

Impairment of Goodwill and Intangible Assets.  The number of shares to be exchanged in the Optium merger was fixed at 6.262 shares of our common stock for each share of Optium common stock. The closing price of our common stock on May 16, 2008 was $12.24, while a five-day average used to calculate the consideration paid in the merger was $12.08. The preliminary allocation of the merger consideration resulted in the recognition of an additional $150 million of goodwill which, when combined with the $88 million of goodwill acquired prior to the merger, resulted in a total goodwill balance of approximately $238 million. The actual operating results and outlook for both companies between the date of the definitive agreement and the effective date of the merger had not changed to any significant degree, with both companies separately reporting record revenues for their interim quarters.

Between the effective date of the merger and November 2, 2008, the end of the second quarter of fiscal 2009, we concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in our market capitalization as a result of a decrease in the trading price of our common stock to $4.88 at the end of the quarter and a decrease in internal expectations for near-term revenues, especially those expected to result from the Optium merger. For purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. As of the filing of our quarterly report on Form 10-Q for the second quarter of fiscal 2009, we had not completed our analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded a $178.8 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss during the second quarter of fiscal 2009.

While finalizing our impairment analysis during the third quarter of fiscal 2009, we concluded that there were additional indicators sufficient to require another interim goodwill impairment analysis. Among these indicators were a worsening of the macroeconomic environment largely caused by the unavailability of business and consumer credit, an additional decrease in our market capitalization as a result of a decrease in the trading price of our common stock to $4.08 at the end of the quarter and a further decrease in internal expectations for near-term revenues. For purposes of this analysis, our estimates of fair value were again based on a combination of the income approach and the market approach. As of the filing of our quarterly report on Form 10-Q for the third quarter of fiscal 2009, we had not completed our analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit. However, based on the work performed through the date of the filing, we concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, we recorded an additional $46.5 million non-cash goodwill impairment charge, representing our best estimate of the impairment loss during the third quarter of fiscal 2009.

As of the first day of the fourth quarter of fiscal 2009, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that the remaining balance of goodwill of $13.2 million was impaired and accordingly recognized an additional impairment charge of $13.2 million in the fourth quarter of fiscal 2009.

During fiscal 2009, we recorded a total of $238.5 million in goodwill impairment charges. At April 30, 2009, the carrying value of goodwill was zero.

Interest Income.  Interest income decreased $4.0 million, or 69.6%, to $1.8 million in fiscal 2009 compared to $5.8 million in fiscal 2008. This decrease was due to decreases in our cash balances, primarily as a result of the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008.

Interest Expense.  Interest expense decreased $7.3 million, or 33.3%, to $14.6 million in fiscal 2009 compared to $21.9 million in fiscal 2008. This decrease was primarily related to the principal repayment of $100.0 million on our 5 1/4% convertible notes due October 15, 2008. Of the total interest expense for fiscal 2009 and fiscal 2008, approximately $7.9 million and $12.3 million, respectively, was related to our convertible subordinated notes due in 2008 and 2010 and other borrowings, $1.8 million and $4.9 million, respectively, represented a non-cash charge to amortize the beneficial conversion feature of the notes due in 2008, and $4.9 million and $4.6 million, respectively, represented a non-cash charge related to the adoption of FASB authoritative guidance for accounting for convertible debt instruments that may be settled in cash upon conversion.

Gain on Debt Repurchase.  During fiscal 2009, we repurchased $8.0 million in principal value of our 2.5% convertible notes due October 15, 2010 at a discount to par value of 50.1% and recorded a gain on the repurchase of $3.1 million.

Other Income (Expense), Net.  Other expense from continuing operations was $3.7 million in fiscal 2009 compared to other income of $113,000 in fiscal 2008. The increase in other expense in fiscal 2009 was primarily due to unrealized non-cash foreign exchange losses of $1.6 million related to the re-measurement of a $17.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit and, a loss of $1.0 million on disposal of fixed assets and a loss of $796,000 on impairment of an investment in equity security.

Provision for Income Taxes.  We recorded an income tax benefit of $7.0 million for fiscal 2009 which included a non-cash benefit of $7.8 million from the reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in fiscal 2009 and current tax expense of $900,000 for minimum federal, state and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. We recorded an income tax provision of $2.2 million for fiscal 2008. The income tax provision for fiscal 2008 included a non-cash charge $1.8 million for deferred tax liabilities that were recorded for tax amortization of goodwill for which no financial statement amortization has occurred and current tax expense of $500,000 for minimum federal and state taxes and foreign income taxes arising in certain foreign jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses. There can be no assurance that our deferred tax assets subject to the valuation allowance will ever be realized.

Income/Loss from Discontinued Operations, Net of Taxes.  Income from discontinued operations increased $48.3 million to $2.1 million in fiscal 2009 compared to a loss of $46.2 million in fiscal 2008. Based on our annual goodwill impairment analysis in fiscal 2008, we determined that the goodwill related to our network performance test systems reporting unit was impaired and had an estimated implied fair value of zero. As a result, we recorded an estimated impairment charge of $40.1 million in the fourth quarter of fiscal 2008.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities totaled $11.8 million in fiscal 2010 compared to $370,000 in fiscal 2009 and $34.6 million in fiscal 2008. Cash provided by operating activities in fiscal 2010 consisted of net income, adjusted for depreciation, amortization and other non-cash charges and benefits totaling $44.4 million offset by $46.8 million of funding of additional working capital which was primarily related to increases in accounts receivable and inventories offset by an increase in accounts payable. Accounts receivable increased by $45.8 million primarily due to the increase in shipments and no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank which was terminated in October 2009. We sold $37.7 million of accounts receivable under this agreement in fiscal 2009. Inventory increased by $26.7 million and accounts payable increased by $28.4 million due to an increase in purchases to support increased sales.

Net cash provided by operating activities in fiscal 2009 consisted of our net loss of $260.3 million adjusted for goodwill impairment charges, depreciation, amortization and other non-cash related items totaling $310.7 million offset by a $49.9 million increase in working capital levels which were primarily related to an increase in accounts receivable and decreases in other accrued liabilities, accrued compensation and deferred income taxes. In fiscal 2009, accrued liabilities decreased by $9.8 million primarily due to our $11.2 million reduction in financing liability related to the termination of a sale-leaseback agreement with the landlord for one of our facilities located in Sunnyvale, California. This decrease was partially offset by an increase in liability relating to the sales of accounts receivable made under our non-recourse accounts receivable sales agreement with Silicon Valley Bank. Accrued compensation decreased by $4.6 million due to reduced salaries and bonuses under a salary reduction plan that we announced in the fourth quarter of fiscal 2009, lower headcount and the reversal of $800,000 of accrued payroll tax liability relating to the stock compensation investigation which was completed during fiscal 2009. Deferred income taxes decreased mainly because of a $7.8 million reversal of previously recorded deferred tax liabilities as a result of the impairment of goodwill in fiscal 2009. Accounts receivable increased by $33.4 million primarily due to increase in revenues.

Net cash provided by operating activities in fiscal 2008 consisted of our net loss of $79.0 million adjusted for goodwill impairment charges, depreciation, amortization and other non-cash related items totaling $95.6 million and a $18.1 million decrease in working capital levels which were primarily related to a decrease in accounts receivable and an increase in other accrued liabilities, accounts payable and accrued compensation partially offset by increase in other assets and inventories. Accounts receivable decreased by $8.9 million primarily due to the sale of receivables, partially offset by an increase in revenues. Accounts payable increased by $1.4 million primarily due to timing of payments. The increase in accrued compensation by $3.8 million was primarily due to employee stock purchase plan withholding and higher payroll related accruals. Inventories increased by $1.2 million due to increases in revenues and unit volume. The $5.5 million increase in other assets was primarily related to an increase in receivables from subcontractors due to an increased volume of business with them.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled $10.7 million in fiscal 2010 compared to $45.0 million in fiscal 2009 and $5.0 million in fiscal 2008. Net cash provided by investing activities in fiscal 2010 was primarily due to the $40.7 million received from sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $31.4 million of expenditures for capital equipment. Net cash provided by investing activities in fiscal 2009 was primarily related to $38.4 million in net maturities of available-for-sale investments and $30.1 million of cash obtained as a result of the Optium merger, offset by $23.9 million of purchases of equipment to support production expansion. Cash provided by investing activities in fiscal 2008 primarily consisted of $30.8 million in proceeds from net sales of short-term investments, $1.6 million in proceeds from the sale of an equity investment, $600,000 in proceeds from the sale of property and equipment and $600,000 in maturity of restricted securities which was partially offset by purchases of equipment of $27.2 million to support increased production volumes and a $2.0 million equity investment in a private company accounted for under the cost method.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $147.5 million in fiscal 2010 compared to net cash used in financing activities of $87.7 million in fiscal 2009 and $16.3 million in fiscal 2008. Cash provided by financing activities in fiscal 2010 primarily consisted of $98.1 million in proceeds from the issuance of our 5.0% Convertible Senior Notes due 2029, $131.1 million in proceeds from our common stock offering, $5.5 million from bank borrowings by our Chinese subsidiary and $8.4 million from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $88.0 million of cash used to purchase outstanding convertible notes and $7.7 million of repayments of long-term debt. Cash used in financing activities in fiscal 2009 primarily reflected repayments of $107.9 million on our outstanding convertible notes and $4.2 million of bank borrowings, partially offset by proceeds of $20.0 million from bank borrowings and $4.5 million from the exercise of stock options and purchases under our employee stock purchase plan. The $107.9 million of repayments on our convertible notes included retirement of $92 million principal amount of our outstanding 5 1/4% convertible subordinated notes, through a combination of private purchases and repayment at maturity, and the repurchase of $8.0 million principal amount of our 2 1/2% convertible notes at a discount resulting in a realized gain of $3.1 million. Cash used by financing activities in fiscal 2008 primarily consisted of repurchases of $8.2 million in principal amount of our outstanding 5 1/4% convertible notes due in October 2008, repayment of $6.0 million of convertible notes issued in conjunction with the AZNA acquisition and repayments of $2.0 million under an equipment loan, partially offset by proceeds from the exercise of employee stock options.

Contractual Obligations and Commercial Commitment

Our contractual obligations at April 30, 2010 totaled $215.9 million, as shown in the following table (in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$19,250	$4,000	$13,500	$1,750	$—
Convertible debt	129,581	29,581	—	—	100,000
Interest on debt	24,156	5,944	10,690	7,522	—
Operating leases(a)	42,210	6,665	9,570	7,312	18,663
Purchase obligations	722	722	—	—	—

Total contractual obligations	$215,919	$46,912	$33,760	$16,584	$118,663

(a)	Includes operating lease obligations that have been accrued as restructuring charges.

At April 30, 2010, total long-term debt and principal amounts due under convertible debt were $148.8 million, compared to $163.4 million at April 30, 2009.

Long-term debt principally consists of borrowings by our Malaysian subsidiary under two separate loan agreements entered into with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We and our subsidiary were in compliance with all covenants associated with these loans as of April 30, 2010. At April 30, 2010, the principal balance outstanding under these loans was $13.8 million. Long-term debt also includes borrowings by our Chinese subsidiary under a loan agreement entered in with a bank in China in January 2010. Under this agreement, our Chinese subsidiary borrowed a total of $5.5 million at an initial interest rate of 2.6% per annum. The loan is payable in full on January 6, 2013. Interest is payable quarterly.

Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $3.9 million due October 15, 2010, a series of convertible senior subordinated notes in the aggregate principal amount of $25.7 million due October 15, 2010 and a series of convertible senior notes in the aggregate principal amount of $100.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption.. The notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Aggregate annual interest payments on all series of the notes are approximately $5.7 million.

Interest on debt consists of the scheduled interest payments on our long-term and convertible debt.

Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Purchase obligations are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our policy with respect to all purchase obligations is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provision for potential exposure related to inventory purchased by subcontractors which may go unused. Estimated losses on purchase obligations of $722,000 have been expensed and recorded on the consolidated balance sheet as non-cancelable purchase obligations as of April 30, 2010.

Sources of Liquidity and Capital Resource Requirements

At April 30, 2010, our principal sources of liquidity consisted of $207.0 million of cash and cash equivalents and an aggregate of $66.6 million available under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations.

On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by our U.S. subsidiaries and secured by substantially all of our assets and those of our U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of April 30, 2010, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under this agreement. On October 23, 2009, we terminated agreements with Silicon Valley Bank under which various credit facilities had previously been available to us.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire all of our outstanding 5% convertible notes due 2029, in the aggregate principal amount of $100 million which is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At April 30, 2010 and April 30, 2009, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2010, our exposure to market risk for changes in interest rates related primarily to our long-term debt.

The following table summarizes principal cash flows and related weighted average interest rates by expected maturity dates and fair market value of the debt securities issued by us as of April 30, 2010 (in thousands).

	Fiscal Years Ended April 30,							Fair
						2016 and		Market
	2011	2012	2013	2014	2015	Thereafter	Total Cost	Value

Liabilities
Long-term debt:
Fixed rate debt	$29,581	—	—	—	—	—	$29,581	$29,491
Average interest rate	2.50%	—	—	—	—	—	2.50%	—
Fixed rate	$—	—	—	—	—	$100,000	$100,000	$159,220
Average interest rate	—	—	—	—	—	5.00%	5.00%
Variable rate debt	$4,000	$4,000	$9,500	$1,750	—	—	$19,250	$18,183
Average interest rate	3.24%	3.24%	3.24%	3.24%	—	—	3.24%

Our variable rate debt were primarily dependent upon LIBOR rates. A hypothetical 10% change in interest rates would not have a material impact on our financial position, results of operations or cash flows.

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 30, 2010, we had investments in four privately-held companies that totaled $12.3 million and were accounted for under the cost method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were impairment losses on these assets of $2.0 million during fiscal 2010. We concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of our investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. We determined that the value of our minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense during the second quarter of fiscal 2010. No impairment losses were recorded in fiscal 2009 and fiscal 2008. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.

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

We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Finisar Corporation’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
July 1, 2010

FINISAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$207,024	$37,221
Accounts receivable, net of allowance for doubtful accounts of $2,085 at April 30, 2010 and $1,069 at April 30, 2009	127,617	81,820
Accounts receivable, other	12,855	10,033
Inventories	139,525	107,764
Prepaid expenses	9,194	6,795
Current assets associated with discontinued operations	—	4,863

Total current assets	496,215	248,496
Property, equipment and improvements, net	89,214	81,606
Purchased technology, net	11,689	16,459
Other intangible assets, net	11,713	13,427
Minority investments	12,289	14,289
Other assets	5,610	2,584
Non-current assets associated with discontinued operations	—	3,527

Total assets	$626,730	$380,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,838	$48,421
Accrued compensation	18,289	11,428
Other accrued liabilities (Note 11)	21,076	30,513
Deferred revenue	6,571	1,703
Current portion of convertible debt (Note 12)	28,839	—
Current portion of long-term debt (Note 13)	4,000	6,107
Non-cancelable purchase obligations	722	2,965
Current liabilities associated with discontinued operations	—	3,160

Total current liabilities	156,335	104,297
Long-term liabilities:
Convertible notes, net of current portion (Note 12)	100,000	134,255
Long-term debt, net of current portion (Note 13)	15,250	15,305
Other non-current liabilities	5,893	2,511
Deferred income taxes	606	1,149
Non-current liabilities associated with discontinued operations	—	650

Total liabilities	278,084	258,167
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2010 and April 30, 2009	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 75,824,913 shares issued and outstanding at April 30, 2010 and 59,686,507 shares issued and outstanding at April 30, 2009	76	60
Additional paid-in capital	2,030,373	1,831,224
Accumulated other comprehensive income	15,791	2,662
Accumulated deficit	(1,697,594)	(1,711,725)

Total stockholders’ equity	348,646	122,221

Total liabilities and stockholders’ equity	$626,730	$380,388

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$629,880	$497,058	$401,625
Cost of revenues	445,370	352,096	281,770
Impairment of acquired developed technology	—	1,248	—
Amortization of acquired developed technology	4,769	4,907	4,667

Gross profit	179,741	138,807	115,188

Operating expenses:
Research and development	94,770	80,136	63,067
Sales and marketing	30,702	27,730	27,013
General and administrative	36,772	35,818	38,343
Acquired in-process research and development	—	10,500	—
Restructuring charges	4,173	—	—
Amortization of purchased intangibles	2,028	2,145	1,192
Impairment of goodwill and intangible assets	—	238,507	—

Total operating expenses	168,445	394,836	129,615

Income (loss) from operations	11,296	(256,029)	(14,427)

Interest income	144	1,762	5,805
Interest expense	(8,957)	(14,597)	(21,876)
Gain (loss) on debt extinguishment	(25,039)	3,064	—
Other income (expense), net	(1,890)	(3,654)	(113)

Loss from continuing operations before income taxes	(24,446)	(269,454)	(30,611)
Provision (benefit) for income taxes	(1,640)	(6,962)	2,233

Loss from continuing operations	(22,806)	(262,492)	(32,844)

Income (loss) from discontinued operations, net of income taxes	$36,937	$2,149	$(46,169)

Net income (loss)	$14,131	$(260,343)	$(79,013)

Net income (loss) per share — basic and diluted
Basic:
Loss per share from continuing operations	$(0.35)	$(4.99)	$(0.85)
Income (loss) per share from discontinued operations	$0.57	$0.04	$(1.20)
Net income (loss) per share	$0.22	$(4.95)	$(2.05)
Diluted:
Loss per share from continuing operations	$(0.35)	$(4.99)	$(0.85)
Income (loss) per share from discontinued operations	$0.57	$0.04	$(1.20)
Net income (loss) per share	$0.22	$(4.95)	$(2.05)
Shares used in computing net income (loss) per share:
Basic	64,952	52,557	38,585
Diluted	64,952	52,557	38,585

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-in	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
			(In thousands, except share data)

Balance at April 30, 2007	38,579,122	$39	$1,549,101	$11,162	$(1,372,369)	$187,933

Exercise of warrants, stock options, net of repurchase of unvested shares	25,781	—	179	—	—	179
Employee share-based compensation expense	—	—	10,740	—	—	10,740
Change in unrealized loss on available-for-sale investments	—	—	—	(4,165)	—	(4,165)
Change in cumulative foreign currency translation adjustment	—	—	—	5,976	—	5,976
Net loss	—	—	—	—	(79,013)	(79,013)

Comprehensive loss						(77,202)

Balance at April 30, 2008	38,604,903	$39	$1,560,020	$12,973	$(1,451,382)	$121,650

Exercise of stock options and restricted stock issued under restricted stock awards plan	352,981	—	1,138	—	—	1,138
Issuance of common stock through employee stock purchase plan	627,541	1	3,385	—	—	3,386
Employee share-based compensation expense	—	—	14,894	—	—	14,894
Assumption of stock options related to acquisition of Optium	—	—	8,986	—	—	8,986
Issuance of stock related to acquisition of Optium	20,101,082	20	242,801	—	—	242,821
Change in unrealized loss on available-for-sale investments	—	—	—	(925)	—	(925)
Change in cumulative foreign currency translation adjustment	—	—	—	(9,386)	—	(9,386)
Net loss	—	—	—	—	(260,343)	(260,343)

Comprehensive loss						(270,654)

Balance at April 30, 2009	59,686,507	$60	$1,831,224	$2,662	$(1,711,725)	$122,221

Exercise of stock options, warrants and restricted stock issued under restricted stock awards plan	1,555,694	1	4,861	—	—	4,862
Issuance of common stock through employee stock purchase plan	1,256,571	1	3,604	—	—	3,605
Employee share-based compensation expense	—	—	15,860	—	—	15,860
Income tax benefit on exercise of stock options	—	—	112	—	—	112
Shares issued on conversion of convertible debt	3,539,048	4	16,379	—	—	16,383
Reacquisition of convertible debt equity component	—	—	(226)	—	—	(226)
Loss on conversion of convertible debt	—	—	27,477	—	—	27,477
Common stock offering	9,787,093	10	131,082	—	—	131,092
Change in unrealized loss on available-for-sale investments	—	—	—	21	—	21
Change in cumulative foreign currency translation adjustment	—	—	—	13,108	—	13,108
Net income	—	—	—	—	14,131	14,131

Comprehensive income						27,260

Balance at April 30, 2010	75,824,913	$76	$2,030,373	$15,791	$(1,697,594)	$348,646

See accompanying notes.

FINISAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2010	2009	2008
	(In thousands)

Operating activities
Net income (loss)	$14,131	$(260,343)	$(79,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,530	30,340	25,192
Stock-based compensation expense	15,650	14,978	11,564
Amortization of beneficial conversion feature of convertible notes	—	1,817	4,943
Non-cash interest cost on 2.5% convertible senior subordinated notes	3,033	4,910	4,640
Acquired in-process research and development	—	10,500	—
Amortization of purchased technology and finite lived intangibles	2,105	2,687	1,749
Amortization of acquired developed technology	4,940	6,038	6,501
Impairment of acquired developed technology	—	1,248	—
Impairment of minority investments	2,000	—	—
Loss (gain) on sale or retirement of assets	330	996	(516)
Other than temporary decline in fair market value of equity security	—	1,920	—
Loss (gain) on debt extinguishment	23,552	(3,063)	238
Gain on remeasurement of derivative liability	—	(1,135)	1,135
Loss (gain) on sale of equity investment	(375)	—	—
Loss (gain) on sale of a product line	(1,250)	919	—
Gain on sale of discontinued operations	(36,053)	—
Impairment of goodwill	—	238,507	40,106
Changes in operating assets and liabilities:
Accounts receivable	(45,797)	(33,399)	8,891
Inventories	(26,655)	459	(1,159)
Other assets	(6,230)	922	(5,496)
Deferred income taxes	(1,999)	(7,277)	1,756
Accounts payable	28,417	4,396	1,432
Accrued compensation	6,500	(4,611)	3,847
Other accrued liabilities	(5,728)	(9,759)	9,021
Deferred revenue	4,666	(680)	(214)

Net cash provided by operating activities	11,767	370	34,617

Investing activities
Purchases of property, equipment and improvements	(31,408)	(23,918)	(27,198)
Proceeds from sale of property and equipment	33	229	643
Sale of available- for-sale and held-to-maturity investments, net	—	38,534	30,804
Proceeds from sale of equity investment	375	102	1,584
Purchase of minority investments	—	—	(2,000)
Maturity of restricted securities	—	—	625
Purchase of intangible assets	(375)	—	—
Proceeds from disposal of product line	1,250	—	—
Proceeds from sale of discontinued operation	40,683	—	—
Purchases of subsidiaries, net of cash assumed	—	30,137	521

Net cash provided by investing activities	10,558	45,084	4,979

Financing activities
Proceeds from term loan	5,500	20,000	—
Net proceeds from issuance of 5% convertible notes	98,057	—	—
Repayments of liability related to sale-leaseback of building	—	(101)	(359)
Repayment of convertible notes issued in connection with acquisition	—	(11,918)	(5,959)
Repayments of long-term debt	(7,663)	(4,225)	(1,897)
Repayment of convertible notes	(87,951)	(95,956)	(8,224)
Net proceeds from common stock offering	131,090	—	—
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	8,445	4,525	179

Net cash provided by (used in) financing activities	147,478	(87,675)	(16,260)

Net increase (decrease) in cash and cash equivalents	169,803	(42,221)	23,336
Cash and cash equivalents at beginning of year	37,221	79,442	56,106

Cash and cash equivalents at end of year	$207,024	$37,221	$79,442

Supplemental disclosure of cash flow information
Cash paid for interest	$5,305	$6,776	$9,190
Cash paid for taxes	$711	$1,100	$182
Issuance of common stock and assumption of options and warrants in connection with merger	—	$251,382	—
Issuance of common stock for repayment of convertible debt	$16,383	—	—

See accompanying notes

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Description of Business

Finisar Corporation (“the Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used to interconnect equipment in local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps using a wide range of network protocols and physical configurations over distances from 70 meters up to 200 kilometers. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwith over several wavelengths on the same fiber. The Company also provides products that are used for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal, known as wavelength selective switches, or WSS. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

The Company’s manufacturing operations are vertically integrated and internal assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company utilizes its internal sources for many of the key components used in making its products including lasers, photodetectors and integrated circuits, or ICs, designed by its own internal IC engineering teams. The Company also has internal assembly and test capabilities that make use of internally designed equipment for the automated testing of the optical subsystems and components.

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

The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with the accounting guidance provided by Financial Accounting Standards Board (“FASB”), the operating results of this business and the associated assets and liabilities are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Note 3 for further details regarding the sale of the assets of the division.

The consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Periods

The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period. The first three quarters of fiscal 2010 ended on August 2, 2009, November 1, 2009, and January 31, 2010. The first three quarters of fiscal 2009 ended on August 3, 2008, November 2, 2009 and February 1, 2009, respectively. The first three quarters of fiscal 2008 ended on July 29, 2007, October 28, 2007, and January 27, 2008.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These changes had no impact on previously reported net income or retained earnings.

Convertible Senior Subordinated Notes

In May 2008, the Company adopted authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This guidance addresses instruments commonly referred to as Instrument C which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. It requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. It is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and requires retrospective application to all periods presented. On May 1, 2009, the Company adopted the provisions of this accounting pronouncement on a retrospective basis and as a result has recorded additional interest expense of $4.9 million in fiscal 2009 and $4.6 million in fiscal 2008, in its consolidated statement of operations. In addition, the retrospective adoption of this guidance decreased debt issuance costs included in other assets by an aggregate of $313,000, decreased convertible senior notes, net included in long-term liabilities by $7.7 million, and increased total stockholders’ equity by $7.4 million after a charge of $12.1 million to accumulated deficit on its consolidated balance sheet as of April 30, 2009. See Note 12 for the impact of the adoption of this guidance on prior period balances.

Reverse Stock Split

On September 25, 2009, the Company effected a 1-for-8 reverse split of its common stock. The number of authorized shares of common stock was not changed. The reverse stock split reduced the Company’s issued and outstanding shares of common stock as of September 25, 2009 from 517,161,351 shares to 64,645,169 shares.

All share and per-share information in the accompanying financial statements have been restated retroactively to reflect the reverse stock split. The common stock and additional paid-in capital accounts at April 30, 2009, 2008 and 2007 were adjusted retroactively to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company’s revenue transactions consist predominately of sales of products to customers. Product revenues are generally recognized in the period in which persuasive evidence of an arrangement exists, title

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured.

At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers and distributors generally do not have return rights. However, the Company has established an allowance for estimated customer returns, based on historical experience, which is netted against revenue.

Sales to certain distributors are made under agreements providing distributor price adjustments and rights of return under certain circumstances. Revenue and costs relating to sales to distributors with price protection and rights of return are deferred until products are sold by the distributors to end customers. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Also reported by the distributor are product resale price, quantity and end customer shipment information, as well as inventory on hand. Deferred revenue on shipments to distributors reflects the effects of distributor price adjustments and the amount of gross margin expected to be realized when distributors sell-through products purchased from us. Accounts receivable from distributors are recognized and inventory is relieved when title to inventories transfers, typically upon shipment from us at which point we have a legally enforceable right to collection under normal payment terms.

The Company’s discontinued operations had some arrangements with multiple elements and related arrangements with the same customer. Such arrangements were divided into separate units of accounting if certain criteria were met, including whether the delivered item had stand-alone value to the customer and whether there was objective and reliable evidence of the fair value of the undelivered items. The consideration received was allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria was applied to each of the separate units. In cases where there was objective and reliable evidence of the fair value of the undelivered item in an arrangement but no such evidence for the delivered item, the residual method was used to allocate the arrangement consideration. For units of accounting which included more than one deliverable, the Company generally recognized all revenue and cost of revenue for the unit of accounting over the period in which the last undelivered item was delivered.

Segment Reporting

FASB’s authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Prior to the first quarter of fiscal 2010, the Company had determined that it operated in two segments consisting of optical subsystems and components and network test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment comprising optical subsystems and components. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for SANs and LANs and MAN applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in MAN applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, primarily for LAN and SAN applications.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, and accounts receivable. The Company places its cash, cash equivalents with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits.

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 44% and 48% of total accounts receivable at April 30, 2010 and April 30, 2009, respectively. As of April 30, 2010, two customers accounted for 12% and 10%, respectively, of total accounts receivable. As of April 30, 2009, two customers accounted for 19% and 17%, respectively, of total accounts receivable.

The Company sells products primarily to customers located in Asia and North America. Sales to the Company’s five largest customers represented 43%, 42% and 44% of total revenues during fiscal 2010, 2009 and 2008 respectively. One customer, Cisco Systems, represented more than 10% of total revenues during each of these periods.

Current Vulnerabilities Due to Certain Concentrations

Included in the Company’s consolidated balance sheet at April 30, 2010 are the net assets of the Company’s manufacturing operations located overseas at its Ipoh, Malaysia, Shanghai, China and Australia manufacturing facilities and which total approximately $101.1 million.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net loss.

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

Investments

Available-for-Sale Investments

Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. All of the Company’s short-term investments are classified as available-for-sale. Available-for-sale investments also consist of equity securities. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

Other Investments

The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Accounting

FASB authoritative guidance regarding fair valuation defines fair value and establishes a framework for measuring fair value and expands the related disclosure requirements. The guidance requires or permits fair value measurements with certain exclusions. It provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under this guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. It describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company’s Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper. See Note 6 for additional details regarding the fair value of the Company’s investments.

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of April 30, 2010 or April 30, 2009.

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, the Company becomes aware of a customer’s potential inability to meet its obligations, it records a specific allowance for the doubtful account to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and historical actual bad debt history. A material adverse change in a major customer’s ability to meet its financial obligations to the

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in the Company’s general and administrative expenses for the shortfall.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

The Company permanently writes down to its estimated net realizable value the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned.

In quantifying the amount of excess inventory, the Company assumes that the last twelve months of demand is generally indicative of the demand for the next twelve months. Inventory on hand that is in excess of that demand is written down to its estimated net realizable value. Obligations to purchase inventory acquired by subcontractors based on forecasts provided by the Company are recognized at the time such obligations arise.

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

Goodwill and Other Intangible Assets

Goodwill, purchased technology and other intangible assets resulting from acquisitions are accounted for under the purchase method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to ten years. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual impairment tests that would more likely than not reduce the fair value of the reporting unit holding the goodwill below its carrying value.

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

Restructuring Costs

The Company recognizes liability for exit and disposal activities when the liability is incurred. Facilities consolidation charges are calculated using estimates and are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of vacating these leased facilities are based on market information and trend analyses, including information obtained from third party real estate sources.

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of stock based awards. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

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

Net Income (Loss) Per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from options, restricted stock units and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Employee stock options	$1,718	$693	$1,284
Conversion of convertible subordinated notes	662	1,687	3,957
Conversion of 5% convertible senior notes due 2029	5,124	—	—
Conversion of convertible notes	—	—	1,117
Warrants assumed in acquisition	34	38	3

	$7,538	$2,418	$6,361

Comprehensive Income (Loss)

FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive loss were as follows (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Net income (loss)	$14,131	$(260,343)	$(79,013)
Foreign currency translation adjustment	13,108	(9,386)	5,976
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss)	21	(925)	(4,165)

Comprehensive income (loss)	$27,260	$(270,654)	$(77,202)

Included in the determination of net income (loss) was a loss of $1.3 million, a loss of $700,000 and a gain on foreign exchange transactions of $100,000 for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

	April 30,
	2010	2009

Net unrealized gains/(losses) on available-for-sale securities	$—	$(21)
Cumulative translation adjustment	15,791	2,683

Accumulated other comprehensive income	$15,791	$2,662

Income Taxes

The Company uses the liability method to account for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. This method also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

The Company provides for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Also, the Company’s current effective tax rate assumes that United States income taxes are not provided for the undistributed earnings of non-United States subsidiaries. The Company intends to indefinitely reinvest the earnings of all foreign corporate subsidiaries accumulated in fiscal 2010 and subsequent years.

Recent Adoption of New Accounting Standards

In the first quarter of fiscal 2010, the Company adopted authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. See Note 12 for a discussion of the impact of the adoption of this guidance on the Company’s financial position and results of operations.

In May 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require disclosure of the date through which an entity has evaluated subsequent events. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and notes thereto.

In April 2009, the FASB issued revised guidance requiring interim disclosures about fair value of financial instruments. This guidance requires fair value disclosures in both interim and annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted these standards as of May 1, 2009. The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows. See Note 18 for further discussion and related disclosures.

In the first quarter of fiscal 2010, the Company adopted revised accounting guidance which addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent (“non-controlling interests”), the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of this standard had no impact on the Company’s financial condition, results of operations or cash flows.

In the first quarter of fiscal 2010, the Company adopted the revised accounting guidance for business combinations, which established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase consummated after May 1, 2009. No business combinations were consummated in fiscal 2010 by the Company.

Pending Adoption of New Accounting Standards

In April 2010, the FASB issued revised guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The revised guidance should be implemented by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. New disclosures under this guidance require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the Company beginning May 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for the Company beginning May 2011. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

(iv) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

(v) require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

(vi) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. It must be applied to transfers occurring on or after the effective date. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated results of operations and financial condition.

3.	Discontinued Operations

During the first quarter of fiscal 2010, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.6 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s consolidated statements of operations. The assets and liabilities and results of operation related to this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. The Company has elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flows.

The following table summarizes results from discontinued operations (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Net revenue	$6,753	$44,179	$38,555
Gross profit	4,963	29,571	26,331
Income (loss) from discontinued operations(1)	36,937	2,149	(46,169)

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Income form discontinued operations of $36.9 million in fiscal 2010 includes gain on sale of discontinued operations of $35.9 million.

The following table summarizes assets and liabilities classified as discontinued operations (in thousands):

April 30, 2009

ASSETS
Current assets:
Prepaid expenses	$327
Inventories	4,536

Total current assets	4,863
Purchased technology, net	204
Other intangible assets, net	889
Property, plant and improvements, net	2,434

Total assets of discontinued operations	$8,390

LIABILITIES
Current liabilities:
Warranty accrual	200
Deferred revenue	2,960

3,160
Non-current liabilities associated with discontinued operations
Deferred Revenue	650

Total liabilities of discontinued operations	$3,810

The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)

$35,888

In connection with the sale of the assets of the Network Tools Division, the Company entered into a transition services agreement with the buyer under which the Company agreed to provide manufacturing services to the buyer during a transition period. The buyer will reimburse the Company for material costs plus 10% for the first six months, plus 12% for the first three months of any extension and plus 15% for the second three months of any extension. The buyer will also pay the Company a fixed fee of $50,000 per month to cover manufacturing overhead and direct labor costs. Under the agreement, the buyer will also pay a fixed fee for leasing the Company’s facilities and a service fee for the use of the Company’s information technology, communication services and employee services. The duration for which these services will be provided is not expected to be more than twelve months.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total operating expenses incurred in relation to the transition services agreement from July 15, 2009 through April 30, 2010 were $142,000, which included an adjustment of $165,000 recorded to the gain on sale of discontinued operations.

4.	Business Combinations and Asset Acquisitions

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

At the closing of the merger, the Company issued 20,101,082 shares of its common stock valued at approximately $242.8 million in exchange for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company’s common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $12.08 per share. There were approximately 2,150,325 shares of the Company’s common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards it assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 0.7827 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.

The Company also expects to recognize approximately $5.1 million of non-cash stock-based compensation expense related to the unvested options assumed on the acquisition date. This expense will be recognized beginning from the acquisition date over the remaining service periods of the options. As of April 30, 2010, $1.3 million of this expense remained unrecognized and is expected to be recognized over the weighted average remaining recognition period of 6 months. The stock options and warrants were valued using the Black-Scholes option pricing model based on the following weighted average assumptions:

Interest rate	2.17 - 4.5%
Volatility	47 - 136%
Expected life	1 - 6 years
Expected dividend yield	0%

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Identifiable Intangible Assets

Intangible assets consist primarily of developed technology, customer relationships and trademarks. Developed technology is comprised of products that have reached technological feasibility and are a part of Optium’s product lines. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Optium’s underlying relationships with its customers. Trademarks represent the fair value of brand name recognition associated with the marketing of Optium’s products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by both Finisar and Optium management. The rates utilized to discount net cash flows to their present values were based on the Company’s weighted average cost of capital and ranged from 15% to 30%. This discount rate was determined after consideration for the Company’s rate of return on debt capital and equity and the weighted average return on invested capital. The amounts assigned to developed technology, customer relationships, and trademarks were $12.1 million, $11.9 million and $1.1 million, respectively. The Company amortizes developed technology, customer relationships, and trademarks on a straight-line basis over their weighted average expected useful life of 10, 5, and 1 years, respectively. Developed technology is amortized into cost of sales while customer relationships and trademarks are amortized into operating expenses.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following pro forma financial information for all periods presented includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment and other non-recurring acquisition related costs (unaudited; in thousands, except per share information):

	Fiscal Year Ended April 30,
	2009	2008

Revenues	$549,050	$548,651
Net loss	$(259,579)	$(84,131)
Net loss per share — basic and diluted	$(4.38)	$(1.43)

5.	Intangible Assets Including Goodwill

Goodwill

The following table reflects changes in the carrying amount of goodwill (in thousands):

Balance at April 30, 2007	$88,843

Reduction related to acquisition of subsidiary	(601)
Impairment of goodwill	—

Balance at April 30, 2008	$88,242

Addition related to acquisition of subsidiary	150,265
Impairment of goodwill	(238,507)

Balance at April 30, 2009	—

Addition related to acquisition of subsidiary	—

Impairment of goodwill	—

Balance at April 30, 2010	—

During fiscal 2008, the Company recorded a $601,000 reduction of goodwill due primarily to claims for indemnification related to the acquisition of Kodeos Communication Inc. in April 2007. The Company performed its annual assessment of goodwill as of the first day of the fourth quarter of fiscal 2008. No goodwill impairment loss was recorded for fiscal 2008.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2009, the Company recorded an additional $150 million of goodwill related to the acquisition of Optium which, when combined with the $88 million in goodwill acquired prior to the acquisition, resulted in a total goodwill balance of approximately $238 million. During the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $4.88 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its quarterly report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.

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

As of the first day of the fourth quarter of fiscal 2009, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that the remaining balance of goodwill of $13.2 million was impaired and accordingly recognized an additional impairment charge of $13.2 million in the fourth quarter of fiscal 2009.

During fiscal 2009, the Company recorded $238.5 million in goodwill impairment charges. At April 30, 2010 and April 30, 2009 the carrying value of goodwill was zero.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

The following table reflects intangible assets subject to amortization as of April 30, 2010 and April 30, 2009 (in thousands):

	April 30, 2010
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(64,247)	$11,689
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,569)	11,401
Purchased patents	375	(63)	312

Totals	$93,453	$(70,051)	$23,402

	April 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(59,477)	$16,459
Purchased trade name	1,172	(806)	366
Purchased customer relationships	15,970	(2,909)	13,061

Totals	$93,078	$(63,192)	$29,886

The amortization expense on these intangible assets was $6.9 million, $7.1 million and $5.8 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

During the fourth quarter of fiscal 2009, the Company determined that the net carrying value of technology acquired from Kodeos had been impaired and had a fair value of zero. Accordingly, an impairment charge of $1.2 million was recorded against the remaining net book value of these assets during the fourth quarter of fiscal 2009.

Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount

2011	$6,227
2012	5,410
2013	3,998
2014	2,346
2015 and beyond	5,421

Total	$23,402

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments

Available-for-sale Securities

The following table presents a summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets for	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$140,014	$—	$—	$140,014

Total cash equivalents	$140,014	$—	$—	$140,014

Cash				67,010

Total cash and cash equivalents				$207,024

Reported as:
Cash and cash equivalents				$207,024

Total cash and cash equivalents				$207,024

The following table presents the summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2009 (in thousands):

	Quoted
	Prices in	Significant
	Active	Other
	Markets for	Observable	Significant
	Identical	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$25	$—	—	$25

Total cash equivalents	$25	$—	$—	25

Cash				37,196

Total cash and cash equivalents				$37,221

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company’s financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The decline in value of these investments, shown in the table below as “Gross Unrealized Losses,” is primarily related to changes in interest rates and is considered to be

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary in nature. Gross Unrealized Losses are reported in other comprehensive income. The number of investments that have been in a continuous unrealized loss position for more than twelve months is not material.

The gross realized gains and losses for fiscal 2010 and 2009 were immaterial. Realized gains and losses were calculated based on the specific identification method.

Sale of Available-for-sale Equity Securities

During fiscal 2008, the Company disposed of 2.9 million shares of stock held by the Company as available-for-sale securities, through open market sales and a privately negotiated transaction with a third party and recognized a loss of approximately $848,000. During fiscal 2008, the Company also granted an option to a third party to acquire the remaining 3.8 million shares held by the Company. The Company determined that this option should be accounted for under the provisions of FASB authoritative guidance relating to derivatives and hedging, which requires the Company to calculate the fair value of the option at the end of each reporting period, upon the exercise of the option or at the time the option expires and recognize the change in fair value through other income (expense), net. During the first quarter of fiscal 2009, the third party did not exercise its option to purchase any of the shares and the option expired. Accordingly, the Company reduced the carrying value of the option liability to zero and recorded $1.1 million of other income during the first quarter and also recorded a $700,000 loss as the Company determined that the carrying value of these shares was other than temporarily impaired. During the second quarter of fiscal 2009, the Company sold 300,000 shares of this investment for $90,000 resulting in a realized loss of $12,000 and classified the remaining 3.5 million shares as available-for-sale securities. The Company determined that as of November 2, 2008, the full carrying value of these shares was other-than-temporarily impaired and it recorded a loss of $1.2 million during the second quarter of fiscal 2009.

7.	Minority Investments

Cost Method Investments

Included in minority investments at April 30, 2009 is $14.3 million representing the carrying value of the Company’s minority investment in four privately held companies accounted for under the cost method. The Company concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. The Company determined that the value of its minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense during the second quarter of fiscal 2010. At April 30, 2010 the carrying value of minority investments was $12.3 million and was comprised of the Company’s minority investment in three privately held companies.

During the first half of fiscal 2009, the Company completed the sale of a product line to a third party in exchange for an 11% equity interest in the acquiring company in the form of preferred stock and a note convertible into preferred stock. This product line was related to the Company’s Network Tools Division, the remaining assets of which were sold to JDSU in the first quarter of fiscal 2010 and accounted for as discontinued operations. For accounting purposes, no value was originally placed on the equity interest due to the uncertainty in the recoverability of this investment and note. The sale included the transfer of certain assets and liabilities and the retention of certain obligations related to the sale of the product line resulting in a net loss of approximately $919,000 which was included in operating expenses. In the first quarter of fiscal 2010, the Company sold the note and all of the preferred stock to the buyer of the product line for $1.2 million in cash and recorded the $1.2 million as income from discontinued operations.

During fiscal 2009 and 2008, the Company did not record any charges for impairments in the value of these minority investments.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

8.	Inventories

Inventories consist of the following (in thousands):

	April 30,
	2010	2009

Raw materials	$46,780	$36,678
Work-in-process	54,352	36,065
Finished goods	38,393	35,021

Total inventories	$139,525	$107,764

In fiscal 2010, the Company recorded charges of $23.0 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $15.1 million, resulting in a net charge to cost of revenues of $7.9 million. In fiscal 2009, the Company recorded charges of $14.4 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $8.1 million, resulting in a net charge to cost of revenues of $6.3 million. In fiscal 2008, the Company recorded charges of $12.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $6.0 million, resulting in a net charge to cost of revenues of $6.1 million.

The Company has expensed and recorded on the balance sheet as non-cancelable purchase obligations of $722,000 as of April 30, 2010. These purchase obligations are related to materials purchased and held by subcontractors on behalf of the Company to fulfill the subcontractors’ obligations at their facilities under the Company’s purchase orders.

9.	Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2010	2009

Buildings	$8,337	$7,416
Computer equipment	36,236	33,232
Office equipment, furniture and fixtures	3,853	3,739
Machinery and equipment	178,894	154,505
Leasehold improvements	18,699	17,246
Construction-in-process	4,190	445

Total	250,209	216,583
Accumulated depreciation and amortization	(160,995)	(134,977)

Property, equipment and improvements (net)	$89,214	$81,606

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Sale-leaseback and Impairment of Tangible Assets

During fiscal 2005, the Company recorded an impairment charge of $18.8 million to write down the carrying value of one of its corporate office facilities located in Sunnyvale, California upon entering into a sale-leaseback agreement. The property was written down to its appraised value, which was based on the work of an independent appraiser in conjunction with the sale-leaseback agreement. Due to retention by the Company of an option to acquire the leased properties at fair value at the end of the fifth year of the lease, the sale-leaseback transaction was recorded in the quarter ended April 30, 2005 as a financing transaction under which the sale would not be recorded until the option expired or was otherwise terminated.

During the first quarter of fiscal 2009, the Company amended the sale-leaseback agreement with the landlord to immediately terminate the Company’s option to acquire the leased properties. Accordingly, the Company finalized the sale of the property by disposing of the remaining net book value of the facility and the corresponding value of the land resulting in a loss on disposal of approximately $12.2 million. This loss was offset by an $11.9 million reduction in the carrying value of the financing liability and other related accounts, resulting in the recognition of a net loss on the sale of this property of approximately $343,000 during the first quarter of fiscal 2009.

11.	Other accrued liabilities

Accrued liabilities consist of the following (in thousands):

	April 30,
	2010	2009

Warranty accrual (Note 24)	$5,472	$6,413
Other liabilities	15,604	24,100

Total	$21,076	$30,513

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Convertible Debt

The Company’s convertible subordinated and senior subordinated notes as of April 30, 2010 and 2009 are summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year

As of April 30, 2010
Convertible senior notes due 2029	$100,000	5.00%	2030
Convertible subordinated notes due 2010	3,900	2.50%	2011
Convertible senior subordinated notes due 2010	25,681	2.50%	2011
Unamortized debt discount	(742)

Convertible senior subordinated notes, net	24,939

Total	$128,839

As of April 30, 2009
Convertible subordinated notes due 2010	$50,000	2.50%	2011
Convertible senior subordinated notes due 2010	92,000	2.50%	2011
Unamortized debt discount	(7,745)

Convertible senior subordinated notes, net	84,255

Total	$134,255

5.0% Convertible Senior Notes Due 2029

On October 15, 2009, the Company sold $100 million aggregate principal amount of 5.0% Convertible Senior Notes due 2029. The notes will mature on October 15, 2029, unless earlier repurchased, redeemed or converted. Interest on the notes is payable semi-annually in arrears at a rate of 5.0% per annum on each April 15 and October 15, beginning on April 15, 2010. The notes are senior unsecured and unsubordinated obligations of the Company, and rank equally in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but are effectively subordinated to the Company’s secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Holders may convert the notes into shares of the Company’s common stock, at their option, at any time prior to the close of business on the trading day before the stated maturity date. The initial conversion rate is 93.6768 shares of Common Stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $10.68 per share of common stock), subject to adjustment upon the occurrence of certain events. Upon conversion of the notes, holders will receive shares of common stock unless the Company obtains consent from a majority of the holders to deliver cash or a combination of cash and shares of common stock in satisfaction of its conversion obligation. If a holder elects to convert the notes in connection with a “fundamental change” (as defined in the indenture) that occurs prior to October 15, 2014, the conversion rate applicable to the notes will be increased as provided in the indenture.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company considered the embedded derivative in the notes, that is, the conversion feature, and concluded that it is indexed to the Company’s common stock and would be classified as equity, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.

The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of FASB authoritative guidance, and concluded that they need not be accounted for separately from the debt.

Unamortized debt issuance costs associated with these notes at April 30, 2010 was $1.7 million. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs during fiscal 2010 was $212,000.

Convertible Subordinated Notes Due 2008

On October 15, 2001, the Company sold $125 million aggregate principal amount of 5 1/4% convertible subordinated notes due October 15, 2008. Interest on the notes was 5 1/4% per annum on the principal amount, payable semiannually on April 15 and October 15. The notes were convertible, at the option of the holder, at any time on or prior to maturity into shares of the Company’s common stock at a conversion price of $44.16 per share, which is equal to a conversion rate of approximately 22.644 shares per $1,000 principal amount of notes. The conversion price was subject to adjustment.

Because the market value of the Company’s common stock rose above the conversion price between the day the notes were priced and the day the proceeds were collected, the Company recorded a discount of $38.3 million related to the intrinsic value of the beneficial conversion feature. This amount was being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. During fiscal 2009 and 2008, the Company recorded interest expense amortization of $1.8 million and $4.9 million, respectively.

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

During the second quarter of fiscal 2009, the Company retired, through a combination of cash purchases in private transactions and repayment upon maturity, the remaining $92.0 million of outstanding principal and the accrued interest under these notes and recorded a loss on debt extinguishment of $231,000 in connection with these transactions.

Unamortized debt issuance costs associated with these notes at April 30, 2010 and 2009, respectively, was $0. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs were $225,000 for the year ended April 30, 2009 and $566,000 for the year ended April 30, 2008.

Convertible Subordinated Notes Due 2010

On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. Interest on the notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The notes are convertible, at the option of the holder, at any time on or prior to maturity into

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of the Company’s common stock at a conversion price of $29.64 per share, which is equal to a conversion rate of approximately 33.738 shares per $1,000 principal amount of notes. The conversion price is subject to adjustment.

In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2 1/2% convertible subordinated notes due 2010 for a new series of notes described below. The exchange primarily resulted in the elimination of a single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. The exchange was treated as the extinguishment of the original debt and issuance of new debt. Accordingly, the Company recorded a non-cash loss on debt extinguishment of $31.6 million during the second quarter of fiscal 2007 which included $1.9 million of unamortized debt issuance costs related to the $100 million of the notes that were exchanged. The remaining $50 million in outstanding principal amount of the original notes were not modified, and had been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes, and the put option terminated. Accordingly, the Company reclassified the $50 million in principal amount to long-term liabilities. As of April 30, 2010, $3.9 million of principal amount of these notes was outstanding.

The notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds $44.48 per share for at least 20 trading days within a period of 30 consecutive trading days.

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

Unamortized debt issuance costs associated with these notes were $8,495 and $341,350 at April 30, 2010 and 2009, respectively. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs were $125,528 in fiscal 2010, $234,000 in fiscal 2009 and $234,000 in fiscal 2008.

Repurchase of Convertible Subordinated Notes

During fiscal 2010, the Company repurchased $13.0 million principal amount of the 2 1/2% convertible subordinated notes due 2010 in privately negotiated transactions for a total purchase price of $12.7 million plus accrued interest of $11,000 and recorded a gain on debt extinguishment of $308,000 in connection with these transactions.

Exchange Offer

On August 11, 2009, the Company exchanged $33.1 million principal amount of the 2 1/2% convertible subordinated notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. Additional information regarding settlement of the exchange offer is set forth in the paragraph entitled “Settlement of Exchange Offers” below.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes Due 2010

On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 1/2% Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2 1/2% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. Interest on the New Notes is 2 1/2% per annum, payable semiannually on April 15 and October 15. The New Notes become convertible, at the option of the holder, upon the Company’s common stock reaching $39.36 for a period of time at a conversion price of $26.24 per share, which is equal to a rate of approximately 38.1132 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price is subject to adjustment. This exchange was treated as the issuance of new debt. As of April 30, 2010, $25.7 million of principal amount of these notes was outstanding.

The New Notes contain a net share settlement feature which requires that, upon conversion of the New Notes into common stock of the Company, Finisar will pay holders in cash for up to the principal amount of the converted New Notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock.

The New Notes are subordinated to all of the Company’s existing and future senior indebtedness and effectively subordinated to all existing and future indebtedness and other liabilities of its subsidiaries. Because the New Notes are subordinated, in the event of bankruptcy, liquidation, dissolution or acceleration of payment on the senior indebtedness, holders of the New Notes will not receive any payment until holders of the senior indebtedness have been paid in full. The indenture does not limit the incurrence by the Company or its subsidiaries of senior indebtedness or other indebtedness. The Company may redeem the New Notes, in whole or in part, at any time up to, but not including, the maturity date at specified redemption prices, plus accrued and unpaid interest, if the closing price of the Company’s common stock exceeds $39.36 per share for at least 20 trading days within a period of 30 consecutive trading days.

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

The Company agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company did not comply with these registration obligations, the Company is required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company did not comply with these registration requirements and accrued liquidated damages of $830,822. None of the liquidated damages have been paid and as of April 30, 2010 and April 30, 2009, the entire accrued balance of $830,822, respectively, was outstanding.

The Company considered the embedded derivative in the New Notes, that is, the conversion feature, and concluded that it is indexed to the Company’s common stock and would be classified as equity, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.

The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of FASB authoritative guidance, and concluded that they need not be accounted for separately from the debt.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007, the Company incurred fees of approximately $2 million related to the exchange transactions which were capitalized and will be amortized over the life of the New Notes.

Unamortized debt issuance costs associated with the New Notes were $36,479 and $408,000 at April 30, 2010 and 2009, respectively. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Debt issuance costs related to debt that is extinguished during the period is written off as loss on debt extinguishment. Amortization of prepaid loan costs were $163,000 in fiscal 2010, $331,000 in fiscal 2009 and $296,000 in fiscal 2008.

Repurchase of the New Notes

In the third quarter of fiscal 2009, the Company purchased $8.0 million in principal amount of the New Notes, together with accrued interest, in privately negotiated transactions for approximately $3.9 million in cash. In connection with the purchase, the Company recorded a gain of approximately $3.1 million. During fiscal 2010, the Company repurchased an aggregate of $51.9 million principal amount of the New Notes in privately negotiated transactions for a total purchase price of $50.3 million plus accrued interest of $183,000 and recorded a loss on debt extinguishment of $1.3 million in connection with these transactions.

Exchange Offer

On August 11, 2009, the Company exchanged approximately $14.4 million principal amount of the New Notes pursuant to exchange offers which commenced on July 9, 2009. Additional information regarding settlement of the exchange offer is set forth in the paragraph entitled “Settlement of Exchange Offers” below.

As discussed in Note 1, in fiscal 2009 the Company adopted authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense and a decrease in net income and earnings per share. The provisions of this accounting guidance apply to the New Notes and the Company has accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt borrowing rate at the date of issuance of 8.59%. It requires retrospective application to all periods presented. Accordingly, prior period balances have been restated to effectively record a debt discount equal to the fair value of the equity component and an increase to paid-in capital for the fair value of the equity component as of the date of issuance of the underlying notes. Prior period balances have also been adjusted to provide for the amortization of the debt discount through interest expense (non-cash interest cost).

The guidance also requires the debt issuance costs to be allocated to the equity component based on the percentage split between the liability and equity component of the debt. Accordingly, the Company has allocated $700,000 of the total debt issuance costs of $1.9 million to the equity component. The remaining $1.2 million of debt issuance cost will continue to be amortized over the expected life of the debt on a straight line basis. Prior period amounts of amortization of debt issuance costs have been adjusted accordingly.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the Company’s previously reported amounts, along with the adjusted amounts reflecting the adoption of this accounting guidance:

Consolidated Statement of Operations (Unaudited)

	As Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)

Fiscal Year Ended April 30, 2009
Interest expense	$9,687	$14,597	$4,910
Loss from continuing operations	(256,957)	(262,492)	(5,535)
Net loss	(254,808)	(260,343)	(5,535)
Loss per share from continuing operations:
Basic	(4.89)	(4.99)	(0.10)
Diluted	(4.89)	(4.99)	(0.10)

	As Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)

Fiscal Year Ended April 30, 2008
Interest expense	$17,236	$21,876	$4,640
Loss from continuing operations	(28,389)	(32,844)	(4,455)
Net loss	(74,558)	(79,013)	(4,455)
Loss per share from continuing operations:
Basic	(0.74)	(0.85)	(0.11)
Diluted	(0.74)	(0.85)	(0.11)

Consolidated Balance Sheet (Unaudited)

	As Reported	As Adjusted	Effect of Change
	(In thousands)

As of April 30, 2009
Other assets	$2,897	$2,584	$(313)
Convertible notes, net of current portion	142,000	134,255	(7,745)
Additional paid in capital	1,811,715	*1,831,224	19,509
Accumulated deficit	(1,699,648)	(1,711,725)	(12,077)

*	Includes adjustment of $417,000 due to reverse stock split effected on September 25, 2009.

At April 30, 2010, the if-converted value of the New Notes did not exceed the principal balance. At April 30, 2010, the $742,000 unamortized debt discount had a remaining amortization period of approximately 5 months.

The following table provides additional information about the New Notes that may be settled for cash (in thousands):

	April 30,	April 30,
	2010	2009

Carrying amount of the equity component	$19,283	$19,509
Effective interest rate on liability component	8.59%	8.59%

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the associated interest expense related to the New Notes that may be settled in cash, which consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	For Fiscal Years Ended April 30,
	2010	2009	2008

Non-cash interest cost	$3,033	$4,910	$4,640
Cash interest cost	1,402	2,433	2,500

	$4,435	$7,343	$7,140

Settlement of Exchange Offers

On August 11, 2009, the Company exchanged approximately $47.5 million aggregate principal amount of its 2 1/2% convertible senior subordinated notes due 2010 and its 2 1/2% Convertible Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009 at a price of $870 for each $1,000 principal amount of notes. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company’s common stock per $1,000 principal amount of notes. The Company issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes validly tendered and not withdrawn in the exchange offers. The Company settled $33.1 million, or 66.2%, of the $50.0 million aggregate outstanding principal amount of 2 1/2% convertible subordinated notes due 2010; and $14.4 million, or approximately 15.7%, of the $92.0 million aggregate outstanding principal amount of 2 1/2% convertible senior subordinated notes due 2010. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. In accordance with the provisions of ASC 470-20, this exchange was considered to be an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. Accordingly, the Company recorded loss on debt extinguishment of $23.7 million. The Company incurred $1.5 million of expenses in connection with the exchange offers which was recorded as a loss on debt extinguishment in the consolidated statement of operations.

13.	Long-term Debt

Malaysian Bank Loan

In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company and its subsidiary were in compliance with all covenants associated with these loans as of April 30, 2010 and April 30, 2009.

The following table provides information regarding the current and long-term portion of the remaining principal outstanding under these notes as of the respective dates (in thousands):

	April 30,	April 30,
	2010	2009

Current portion of long-term debt	$4,000	$4,000
Long-term debt, net of current portion	9,750	13,750

Total	$13,750	$17,750

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chinese Bank Loan

In January 2010, the Company’s Chinese subsidiary entered into a loan agreement with a bank in China. Under this agreement, the Company’s Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. In April 2010, the Chinese subsidiary borrowed an additional $1.0 million from the bank. The loan is payable on January 6, 2013. Interest is payable quarterly.

14.	Short-term Debt

On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a new four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by the Company’s U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The Company was in compliance with all covenants associated with this facility as of April 30, 2010. As of April 30, 2010, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement.

15.	Commitments

The Company’s future commitments at April 30, 2010 included minimum payments under non-cancelable operating lease agreements as follows (in thousands):

		Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases(a)	$42,210	$6,665	$9,570	$7,312	$18,663

(a)	Includes operating lease obligations that have been accrued as restructuring charges.

Rent expense under the non-cancelable operating leases was approximately $6.5 million, $5.7 million and $3.5 million for the years ended April 30, 2010, 2009 and 2008, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $439,000, $727,000 and $542,000 for the years ended April 30, 2010, 2009 and 2008, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of April 30, 2010 and April 30, 2009 are as follows (in thousands):

	April 30, 2010		April 30, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$207,024	$207,024	$37,221	$37,221

Totals	207,024	207,024	37,221	37,221

Financial liabilities:
Convertible notes	128,839	188,710	134,255	78,100
Long-term debt	19,250	18,183	21,412	19,267

Totals	$148,089	$206,893	$155,667	$97,367

Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.

Convertible notes  — The fair value of Convertible Notes is based on their market price in open market as on April 30, 2010.

Long-term debt — The fair value of long-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

The Company has not estimated the fair value of its minority investments as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of April 30, 2010 the carrying value of its minority investments is $12.3 million which management believes is not impaired as of April 30, 2010.

17.	Stockholders’ Equity

Common Stock and Preferred Stock

As of April 30, 2010, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.

Common stock subject to future issuance as of April 30, 2010 is as follows:

Conversion of convertible notes	9,494,875
Exercise of outstanding options	8,482,809
Vesting of restricted stock awards	1,219,152
Available for grant under stock compensation plans	5,960,960

Totals	25,157,796

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Offering

On March 23, 2010, the Company completed the sale of 9,787,093 shares of its common stock at a price to the public of $14.00 per share. Total gross proceeds of the offering were $137.0 million. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $131.1 million.

Warrants

In connection with the acquisition of Optium in fiscal 2009, the Company assumed outstanding warrants to purchase stock of Optium as a part of the consideration paid to Optium’s equity holders. The assumed warrants entitled the holders to purchase an aggregate of 37,961 shares of Finisar common stock at an exercise price of $0.80 per share. During fiscal 2010 warrants to purchase 378 shares of Finisar common stock were exercised.

Preferred Stock

The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2010 and 2009, no shares of the Company’s preferred stock were issued and outstanding.

Stockholder Rights Plan

In September 2002, Finisar’s board of directors adopted a stockholder rights plan. Under the rights plan, stockholders received one share purchase right for each share of Finisar common stock held. The rights, which will initially trade with the common stock, effectively allow Finisar stockholders to acquire Finisar common stock at a discount from the then current market value when a person or group acquires 20% or more of Finisar’s common stock without prior board approval. When the rights become exercisable, Finisar stockholders, other than the acquirer, become entitled to exercise the rights, at an exercise price of $112.00 per right, for the purchase of one-thousandth of a share of Finisar Series RP Preferred Stock or, in lieu of the purchase of Series RP Preferred Stock, Finisar common stock having a market value of twice the exercise price of the rights. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of Finisar common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 20%, the rights can be redeemed for $0.008 each by action of the board of directors.

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

Employee Stock Purchase Plan

In fiscal 2010, the Company’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired since all the shares available under the plan were issued. The 1999 Purchase Plan permitted eligible employees to purchase Finisar common stock through payroll deductions, which could not exceed 20% of the employee’s total compensation. Stock was purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever was lower. During fiscal 2010 and fiscal 2009, the Company issued 1,256,400 shares and 627,540 shares, respectively, under the 1999 Purchase Plan. No shares were issued under the plan in fiscal 2008.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan was approved by the Company’s stockholders in November 2009. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During fiscal 2010 3,693 shares were issued under the Purchase Plan.

Employee Stock Option Plans

In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 2,625,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 30, 2010 and 2009, no shares were subject to repurchase.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity under the Company’s employee stock option plans is as follows:

	Shares	Options Outstanding
	Available		Weighted-	Weighted-Average
	for Grant		Average	Remaining	Aggregate
	Number of	Number of	Exercise	Contractual	Intrinsic
	Shares	Shares	Price	Term	Value(1)
				(In years)	($000’s)

Balance at April 30, 2007	3,601,895	5,764,889	$20.64

Increase in authorized shares	1,928,952		—
Options granted	(2,956,081)	2,956,081	$19.36
RSUs granted	(37,650)	—	—
Options exercised		(23,163)	$8.48
Options canceled	2,090,749	(2,090,699)	$17.04

Balance at April 30, 2008	4,627,866	6,607,108	$21.20

Increase in authorized shares	1,930,150	—	—
Options assumed on acquisition of Optium	—	1,868,926	$10.96
Options granted	(2,919,221)	2,919,221	$4.16
RSUs granted	(1,573,711)	—	—
Options exercised	—	(183,908)	$6.08
RSUs canceled	58,562	—	—
Options canceled	1,530,037	(1,530,037)	$19.36

Balance at April 30, 2009	3,653,683	9,681,309	$14.64

Increase in authorized shares	2,984,325	—	—
Options granted	(1,290,344)	1,290,344	$8.36
RSUs granted	(1,087,410)	—	—
Options exercised		(824,313)	$5.90
RSUs canceled	165,314	—	—
Options canceled	1,535,392	(1,664,535)	$19.21

Balance at April 30, 2010	5,960,960	8,482,805	$13.67	6.69	$43,448

(1)	Represents the difference between the exercise price and the value of Finisar common stock at April 30, 2010.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price
	(In years)

$ 0.16 — $ 2.72	584,497	7.86	$1.21	498,999	$0.95
$ 3.04 — $ 3.36	1,629,408	8.41	$3.36	735,851	$3.36
$ 3.92 — $ 8.08	360,371	7.09	$6.90	279,517	$6.95
$ 8.29 — $ 8.29	1,123,773	9.48	$8.29	—	$—
$ 8.32 — $ 11.84	927,769	5.21	$10.33	785,792	$10.44
$11.92 — $ 14.88	1,522,630	4.42	$13.77	1,357,765	$13.79
$15.36 — $ 17.36	228,329	4.07	$15.64	222,375	$15.60
$17.52 — $ 24.80	1,120,274	6.58	$22.04	738,201	$22.02
$25.12 — $ 37.12	853,493	5.95	$29.57	588,653	$29.52
$37.52 — $839.68	132,261	2.44	$105.53	115,895	$114.97

	8,482,805	6.69		5,323,048

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 30, 2010 are summarized in the following table:

Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	($000’s)

Vested and expected-to-vest options	7,706,822	$14.01	6.49	$38,518
Exercisable options	5,323,048	$15.45	5.63	$22,912

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.96 as of April 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2010 was approximately 3.7 million. The fair value of options vested during fiscal 2010 was $10.2 million.

Restricted Stock Units

During fiscal 2010, 2009 and 2008, the Company issued 1.1 million, 1.6 million and 37,650 RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The fair value of these awards of $9.1 million, $8.2 million and $0.5 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized as compensation expense under a straight line method over the awards’ vesting period.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in RSUs outstanding under the Company’s employee stock plans is as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at April 30, 2008	37,650	$12.48
Granted	1,573,711	$5.20
Vested	(171,162)	$4.64
Forfeited	(58,562)	$8.32

Nonvested at April 30, 2009	1,381,637	$5.36

Granted	1,087,410	$8.33
Vested	(1,084,581)	$3.83
Forfeited	(165,314)	$5.05

Nonvested at April 30, 2010	1,219,152	$9.41

The aggregate intrinsic value of RSUs outstanding at April 30, 2010 was $18.2 million. The fair value of RSUs vested during fiscal 2010 was $4.5 million.

As of April 30, 2010, the Company had $5.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 40 months. As of April 30, 2010, $7.2 million in compensation expense related to RSUs has been recognized to date.

Valuation and Expense Information Under SFAS 123R

The Company measures and recognizes compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values.

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the fiscal years ended April 30, 2010, 2009 and 2008 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Cost of revenues	$4,212	$3,267	$2,933
Research and development	5,518	5,576	3,467
Sales and marketing	1,858	1,681	1,325
General and administrative	3,357	2,917	1,860

Total	$14,945	$13,441	$9,585

The total stock-based compensation capitalized as part of inventory was $520,828 and $614,555 as of April 30, 2010 and 2009, respectively.

As of April 30, 2010, total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized was $17.8 million which is expected to be recognized over the next 29 months on a weighted-average basis.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in fiscal 2010, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended April 30,			Year Ended April 30,
	2010	2009	2008	2010	2009	2008

Expected term (in years)	5.22	5.26	5.44	0.75	0.75	0.75
Volatility	83%	79%	86%	93% - 109%	102%	57%
Risk-free interest rate	2.36%	1.96%	4.03%	0.2 - 0.5%	0.45%	3.34%
Dividend yield	0%	0%	0%	0%	0%	0%

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

As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2010, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The weighted-average grant-date per share fair value of options granted in fiscal 2010, 2009 and 2008 was $5.70, $2.64 and $16.64, respectively. The weighted-average estimated per share fair value of shares granted under the 1999 Purchase Plan in fiscal 2010, 2009 and 2008 was $1.53, $1.68 and $4.00, respectively.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded stock-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from this estimate, the stock-based compensation expense could be materially different.

Amendment of Certain Stock Options

During the third quarter of fiscal 2008, the Company completed a tender offer to holders of certain options granted under the 1999 Stock Option Plan and the 2005 Plan that had original exercise prices per share that were less than the fair market value per share of the common stock underlying the option on the option’s grant date, as determined by the Company for financial accounting purposes. Under this offer, employees subject to taxation in the United States had the opportunity to cancel these options and exchange them for new options with an adjusted exercise price equal to the fair market value per share of the Company’s common stock on the corrected date of grant so as to avoid unfavorable tax consequences under Internal Revenue Code Section 409A. The Company also committed to issue restricted stock units to those optionees accepting the offer whose new options have exercise prices that exceed the exercise price of the cancelled options, in order to compensate the optionees for the increase in the exercise price. In connection with the offer, the Company canceled and replaced options to purchase

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.78 million shares of its common stock and committed to issue 37,650 RSUs to offer participants. The Company recorded a charge of $371,000 related to the issuance of the RSUs, which was recorded as operating expense for the third quarter of fiscal 2008.

Impact of Certain Stock Option Restatement Items

Because virtually all holders of options issued by the Company were neither involved in nor aware of its accounting treatment of stock options, the Company has taken and intends to take actions to deal with certain adverse tax consequences that may be incurred by the holders of certain incorrectly priced options due to an investigation into its historical stock option grant practices, as more fully described in “Note 22. Pending Litigation — Stock Option Derivative Litigation.” The primary adverse tax consequence is that incorrectly priced stock options vesting after December 31, 2004 may subject the option holder to a penalty income tax under Internal Revenue Code Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). During the third quarter of fiscal 2008, the Company recorded a charge of $3.9 million representing the employee income tax liability that has been assumed by the Company related to the option exchange program, which was designed to avoid the adverse consequences of Section 409A. As of April 30, 2010, $353,000 of this income tax liability was unpaid.

18.	Employee Benefit Plan

The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.

Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,500 for calendar year 2008 and $16,500 for calendar year 2009 and calendar year 2010. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company suspended contributions to the plan beginning in the fourth quarter of fiscal 2009. The Company’s expenses related to this plan were $0, $1,591,000 and $1,523,000 for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

19.	Income Taxes

The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Current:
Federal	$(538)	$(225)	$—
State	402	86	157
Foreign	495	1,023	320

	359	884	477
Deferred:
Federal	—	(7,135)	1,491
State	—	(711)	265
Foreign	(1,999)	—	—

	(1,999)	(7,846)	1,756

Provision (benefit) for income taxes	$(1,640)	$(6,962)	$2,233

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income (loss) from continuing operations before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

U.S.	$(49,076)	$(286,214)	$(40,435)
Foreign	24,630	16,760	9,824

	$(24,446)	$(269,454)	$(30,611)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2010	2009	2008

Expected income tax provision (benefit) at U.S. federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Stock compensation expense	13.3	1.3	8.7
Goodwill impairment	—	20.4	38.6
Debt conversion	28.0	—	—
Tax gain convertible note	9.5	—	—
Non-deductible interest	2.0	0.6	8.5
Valuation allowance	18.6	10.3	(3.5)
Foreign (income) taxed at different rates	(41.4)	(1.8)	(10.2)
In-process R&D	0.0	1.6	—
Other	(1.7)	—	0.2

	(6.7)%	(2.6)%	7.3%

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Deferred tax assets:
Inventory adjustments	$9,779	$9,556	$9,228
Accruals and reserves	10,366	12,025	12,524
Tax credits	12,075	12,014	9,525
Net operating loss carryforwards	160,710	166,944	147,447
Gain/loss on investments under equity or cost method	11,654	10,981	10,587
Depreciation and amortization	(707)	3,944	4,417
Purchase accounting for intangible assets	3,476	4,161	14,263
Capital loss carryforward	—	709	1,005
Acquired intangibles	18,913	22,524	—
Stock compensation	7,676	5,753	6,658

Total deferred tax assets	233,943	248,611	215,654
Valuation allowance	(229,201)	(237,456)	(200,919)

Net deferred tax assets	4,742	11,155	14,735
Deferred tax liabilities:
Goodwill amortization for tax	—	—	(7,846)
Tax basis difference on convertible debt	(2,431)	(7,995)	(9,638)
Other comprehensive income	—	—	(92)
Debt discount	(313)	(3,160)	(5,005)
Depreciation and amortization	—	—	—

Total deferred tax liabilities	(2,744)	(11,155)	(22,581)

Total net deferred tax assets (liabilities)	$1,999	$—	$(7,846)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to operating losses in previous years, management has established a valuation allowance for the portion of the deferred tax assets for which it is not more likely than not that the deferred tax assets will be realizable in future periods. At present, the Company’s management believes that it is more likely than not that approximately $2.0 million of net deferred tax assets, related to foreign jurisdiction, are expected to be realized within the next year; accordingly, a deferred tax asset is shown in the accompanying consolidated balance sheets and a valuation allowance has been established against the remaining deferred tax assets. The Company’s valuation allowance increased/(decreased) from the prior year by approximately ($8.3) million, $34.7 million and ($1.1) million in fiscal years 2010, 2009 and 2008, respectively.

As of April 30, 2010, approximately $18.3 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

At April 30, 2010, the Company had federal, state and foreign net operating loss carryforwards of approximately $484.5 million, $160.5 million and $8.4 million, respectively, and federal and state tax credit carryforwards of approximately $14.7 million, and $10.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in 2010, if not utilized. Utilization of the Company’s U.S. net operating loss

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company’s manufacturing operations in Malaysia operate under a tax holiday which expires in beginning of fiscal 2012. This tax holiday has had no effect on the Company’s net loss and net loss per share in fiscal 2008, 2009 and 2010 due to a cumulative net operating loss position within the tax holiday period.

As of April 30, 2010, there was no provision for U.S. income taxes for undistributed earnings of the Company’s foreign subsidiaries as it is currently the Company’s intention to reinvest these earnings indefinitely in operations outside the United States. The Company believes it is not practicable to determine the Company’s tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The amount of gross unrecognized tax benefits as of April 30, 2009 and April 30, 2010 was $12.5 million and $12.6 million, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at April 30, 2009		$12,474
Additions based on tax positions related to the current year	361
Deductions for tax positions of prior years	(215)

Gross unrecognized tax benefits balance at April 30, 2010		$12,620

Excluding the effects of recorded valuation allowances for deferred tax assets, $10.6 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2010.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At April 30, 2010, there were no accrued interest or penalties related to uncertain tax positions. The Company estimated no interest or penalties for the year ended April 30, 2010.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company’s U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before 2004. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company’s Malaysia, Singapore and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2005, 2003 and 2005, respectively. The Company’s Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

20.	Segments

Prior to the first quarter of fiscal 2010, the Company’s Chief Executive Officer and Chairman of the Board viewed its business as having two principal operating segments, consisting of optical subsystems and components, and network performance test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment consisting of optical subsystems and components.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.	Geographic Information

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2010	2009	2008

Revenues from sales to unaffiliated customers:
United States	$221,789	$147,352	$94,214
Malaysia	117,991	90,669	108,166
China	89,722	75,860	46,637
Rest of the world	200,378	183,177	152,608

Totals	$629,880	$497,058	$401,625

Revenues generated in the United States are all from sales to customers located in the United States.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30,	April 30,
	2010	2009

Long-lived assets
United States	$70,975	$83,118
Malaysia	35,575	28,067
Rest of the world	23,965	17,180

	$130,515	$128,365

22.	Pending Litigation

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities Class Action

A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company’s common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its Senior Vice President, Corporate Development and Investor Relations and its former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company’s initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company’s stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company’s stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company’s stock in the aftermarket at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants’ motion to dismiss the complaint.

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the financial statements during

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment has been appealed by certain individual class members.

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

This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including the Company) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the Court entered judgment against the plaintiff in all 54 cases. The plaintiff has appealed the order and judgments. The real defendants have cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation.

JDSU/Emcore Patent Litigation

On September 11, 2006, JDSU and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that certain cable television transmission products acquired in connection with the Company’s acquisition of Optium Corporation, specifically the Company’s 1550 nm HFC externally modulated transmitter, in addition to possibly “products as yet unidentified,” infringe two U.S. patents, referred to as the ‘‘‘003 and ‘071 Patents.” On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications, in addition to possibly “products as yet unidentified,” infringes on another U.S. patent, referred to as the ‘‘‘374 Patent”. On December 10, 2007, the Company filed a complaint in the United States District Court for the Western District of Pennsylvania seeking a declaration that the patents asserted against the Company’s HFC externally modulated transmitter are unenforceable due to inequitable conduct committed by the patent applicants and/or the attorneys or agents during prosecution. On February 18, 2009, the Court granted JDSU’s and Emcore’s motion for summary judgment dismissing the Company’s declaratory judgment action on inequitable conduct. The Company has appealed this ruling.

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A trial with respect to the remaining two actions was held in October 2009. On November 1, 2009, the jury delivered its verdict that the Company had infringed the ‘003 and the ‘071 Patents as well as the ‘374 Patent. In addition, the jury found that the Company’s infringement of the ‘003 and the ‘071 Patents was willful. The jury determined that, with respect to the ‘003 and the ‘071 Patents, Emcore was entitled to $974,364 in damages and JDSU was entitled to $622,440 in damages, and, with respect to the ‘374 Patent, Emcore was entitled to $1,800,000 in damages. The Court declined to enhance the damages award with respect to the ‘003 and ‘071 Patents as a result of the jury’s determination that the Company’s infringement was willful. In addition the Court declined to issue a permanent injunction against further manufacture or sale of the products found to have infringed the patents-in-suit. The Company is appealing on several grounds.

Based on the Company’s review of the record in this case, including discussion with and analysis by counsel of the bases for the Company’s appeal, the Company has determined that it has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company believes that the judgment against it will ultimately be reversed, or remanded for a new trial in which the Company believes it would prevail. As a result, the Company has concluded that it is not probable that Emcore and JDSU will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.

Digital Diagnostics Patent Litigation

On January 5, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Source Photonics, Inc., MRV Communications, Inc., Neophotonics Corp. and Oplink Communications, Inc. infringe eleven Finisar patents. As described in further detail below, this suit is no longer pending against MRV Communications, NeoPhotonics or Oplink. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement of the patents-in-suit, (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to the Company for the defendants’ infringement of the patents-in-suit, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to the Company, (e) ordering that the defendants pay the Company’s costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding the Company its attorneys’ fees and expenses, and (g) granting such other and further relief as the Court deems just and appropriate, or that the Company may be entitled to as a matter of law or equity.

On March 23, 2010, each defendant filed a first amended answer in which they denied the allegations of the complaint and asserted affirmative defenses including non-infringement, invalidity, statute of limitations, prosecution history estoppel, laches, estoppel and “other defenses.” Each defendant also asserted counterclaims against the Company seeking declaratory judgment of invalidity for each of the patents asserted in the complaint, declaratory judgment of unenforceability for certain of the patents asserted in the complaint, alleging monopolization of “the Digital Diagnostics Technology Market” in violation of Section 2 of the Sherman Act, attempted monopolization of “the Optical Transceiver Market” in violation of Section 2 of the Sherman Act, breach of contract, and unfair competition. Source Photonics, Inc. also asserted counterclaims alleging that certain of the Company’s optoelectronic transceivers infringe two of its patents. NeoPhotonics Corp. also asserted counterclaims alleging that certain of the Company’s wavelength selective switches infringe two of its patents. Each defendant asked the Court to enter judgment (a) denying the Company relief and dismissing the complaint with prejudice, (b) granting declaratory judgment that the Company’s asserted patents are invalid, (c) awarding attorneys’ fees and reasonable expenses, (d) awarding compensatory damages for the Company’s allegedly anticompetitive conduct, and trebling such damages, (e) permanently enjoining the Company from allegedly monopolizing or attempting to monopolize the United States markets for optical transceiver and digital diagnostics technology for such transceivers, (f) awarding attorneys’ fees and costs, (g) granting declaratory judgment that certain of the Company’s asserted patents are

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unenforceable, (h) for damages resulting from the Company’s alleged breach of contract, (i) permanently enjoining the Company from engaging in allegedly unfair competition, (j) restoring money and/or property that the Company has allegedly acquired by means of such unfair competition, (k) awarding all costs, expenses and interest, including prejudgment interest, and (l) for such additional relief as the Court may deem just and proper. Source Photonics, Inc. and NeoPhotonics Corp. each asked the Court in addition to enter judgment (m) finding that the Company has infringed, actively induced the infringement of, and/or contributed to the infringement of each of their respective asserted patents, (n) awarding damages not less than a reasonable royalty, and (o) permanently enjoining the Company from such alleged infringement. NeoPhotonics Corp. also asked the Court to enter judgment trebling damages for the Company’s allegedly willful infringement of one of its two asserted patents. The Company filed a motion to dismiss the defendants’ non-patent counterclaims or, in the alternative, to sever and stay those counterclaims and to strike certain of the defendants’ affirmative defenses on April 13, 2010. The defendants filed their opposition to the Company’s motion on April 29, 2010, and the Company filed its reply on May 6, 2010.

On May 5, 2010, the Court entered an order finding that the defendants had been improperly joined in a single suit and dismissed each of the defendants except Source Photonics, Inc. without prejudice to the Company’s re-filing its claims against the other dismissed defendants in separate suits. On May 18, 2010, Source Photonics, Inc. filed a second amended answer that restated certain of its affirmative defenses and counterclaims, omitted the affirmative defenses of prosecution history estoppel and “other defenses,” and omitted both patent counterclaims. The relief Source Photonics, Inc. asks from the Court was revised accordingly. Although Source Photonics did not include its patent counterclaims in its Second Amended Answer, Source Photonics’ trial counsel subsequently indicated that they would attempt to have these claims added back into the suit.

On May 19, 2010, the Court granted Source Photonics, Inc. leave to file the second amended answer, and bifurcated and stayed all discovery and proceedings related to Source Photonics, Inc.’s counterclaims for declaratory judgment of unenforceability for certain of the patents asserted in the complaint, alleged monopolization of “the Digital Diagnostics Technology Market” in violation of Section 2 of the Sherman Act, attempted monopolization of “the Optical Transceiver Market” in violation of Section 2 of the Sherman Act, breach of contract, and unfair competition pending resolution of the Company’s patent infringement claims. The Court allowed the Company to withdraw its motion to dismiss Source Photonics, Inc.’s non-patent counterclaims without prejudice to the Company refiling a motion to dismiss after the stay has been lifted.

A claim construction hearing is currently scheduled for October 6, 2010, and the case is currently scheduled for trial on July 25, 2011.

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activities of the restructuring accrual during fiscal 2010 (in thousands):

Balance as of April 30, 2009	$850
Charges	4,173
Adjustment to deferred rent	296
Cash payments	(655)

Balance as of April 30, 2010	$4,664

As of April 30, 2010, $4.7 million of committed facilities payments related to restructuring activities remained accrued, of which $581,000 is expected to be fully utilized in the next twelve months and $4.1 million to be paid out from fiscal 2011 through fiscal 2020.

.

24.	Warranty

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,
	2010	2009

Beginning balance	$6,413	$1,932
Warranty liability acquired on merger with Optium	—	2,884
Additions during the period based on product sold	3,902	2,151
Settlements	(1,631)	(1,297)
Changes in liability for pre-existing warranties, including expirations	(3,212)	743

Ending balance	$5,472	$6,413

25.	Related Parties

Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $28.5 million from Fabrinet during the four months ending August 29, 2008 and Fabrinet purchased products from the Company totaling to $16.2 million. During the fiscal year ended April 30, 2008 the Company recorded purchases from Fabrinet of approximately $70.2 million and Fabrinet purchased products from the Company totaling approximately $33.6 million.

During fiscal 2010, the Company paid a sales and marketing consultant, who is the brother of the Chief Executive Officer of the Company, $160,000 in cash compensation.

Amounts paid to related parties represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.

26.	Guarantees and Indemnifications

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

FINISAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2010. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (See Note 13. Long-term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of April 30, 2010 was $13.8 million.

27.	Financial Information by Quarter (Unaudited)

Summarized quarterly data for fiscal 2010 and 2009 are as follows:

	Three Months Ended
	April 30,	Jan 31,	Nov 1,	Aug 2,	April 30,	Feb 1,	Nov 2,	Aug 3,
	2010	2010	2009	2009	2009(3)	2009(2)	2008(1)	2008
	(In thousands, except per share data)

Revenues	$188,490	$166,935	$145,730	$128,725	$107,457	$126,081	$147,746	$115,774
Gross profit	$58,851	$51,695	$39,793	$29,402	$23,223	$34,837	$39,957	$40,789
Income (loss) from operations	$12,919	$9,126	$(1,963)	$(8,786)	$(24,076)	$(49,673)	$(190,140)	$7,860
Income (loss) from continuing operations	$14,111	$5,616	$(31,417)	$(11,116)	$(27,004)	$(49,295)	$(189,135)	$2,942
Income (loss) from discontinued operations	$56	$(131)	$(67)	$37,079	$1,246	$(87)	$1,115	$(125)
Net income (loss)	$14,167	$5,485	$(31,484)	$25,963	$(25,758)	$(49,382)	$(188,020)	$2,817
Basic:
Income (loss) per share from continuing operations	$0.20	$0.09	$(0.49)	$(0.18)	$(0.45)	$(0.83)	$(3.55)	$0.08
Income (loss) per share from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.62	$0.02	$(0.00)	$0.02	$(0.00)
Net income (loss) per share	$0.20	$0.09	$(0.49)	$0.44	$(0.43)	$(0.83)	$(3.53)	$0.08
Diluted:
Income (loss) per share from continuing operations	$0.19	$0.08	$(0.49)	$(0.18)	$(0.45)	$(0.83)	$(3.55)	$0.08
Income (loss) per share from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.62	$0.02	$(0.00)	$0.02	$(0.00)
Net income (loss) per share	$0.19	$0.08	$(0.49)	$0.44	$(0.43)	$(0.83)	$(3.53)	$0.08
Shares used in computing net income (loss) per share
Basic	70,596	65,113	64,198	60,181	59,622	59,350	53,325	38,767
Diluted	82,351	66,719	64,198	60,181	59,622	59,350	53,325	38,952

(1)	The net loss in the second quarter of fiscal 2009 includes a non-cash impairment charge of $178.8 million to reduce the carrying value of goodwill. It also includes $10.5 million of acquired in-process research and development expenses related to the Optium merger.

(2)	The net loss in the third quarter of fiscal 2009 includes a non-cash impairment charge of $46.5 million to reduce the carrying value of goodwill.

(3)	The net loss in the fourth quarter of fiscal 2009 includes a non-cash impairment charge of $13.2 million to reduce the carrying value of goodwill.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2010, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2010. Management based its assessment on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 30, 2010.

The effectiveness of internal control over financial reporting as of April 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control

Cycle counting of parts in inventory is an important financial control process that is conducted at all of our primary manufacturing facilities throughout the fiscal year. During the quarter ended February 1, 2009, the cycle counting process at our Ipoh, Malaysia manufacturing facility was discontinued as a result of discrepancies noted between the actual physical location of a number of parts compared to their location as indicated by our management information systems. Because of the failure of this control, we augmented our inventory procedures shortly after the end of the quarter to include physical inventory counts covering a substantial portion of the inventory held at this site in order to verify quantities on hand at each period end. We evaluated the cause of discrepancies in the cycle counting process at the Ipoh facility, made appropriate operational and system changes and restarted the cycle count process for finished goods during the quarter ended April 30, 2009. Additional improvements to our inventory systems and controls at our Ipoh facility and our other facilities were made during fiscal 2010. We will continue to augment the process with additional physical inventory counts as warranted until the cycle count process is fully operational once again. Other than these changes in inventory procedures, there were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Finisar Corporation:

We have audited Finisar Corporation’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010 and our report dated July 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, CA
July 1, 2010

ITEM 9B.	Other Information

None.

PART III

The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2010 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement. The information under the heading “Executive Officers of the Registrant” in Part I of this report is also incorporated by reference in this section.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the sections captioned “Director Compensation” and “Executive Compensation and Related Matters” to be contained in the Proxy Statement.

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

The information required by this item is incorporated by reference from the sections captioned “Corporate Governance” and “Certain Relationships and Related Transactions” to be contained in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the section captioned “Proposal No. 2 — Ratification of Appointment of Independent Auditors” to be contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.

(2) Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts

			Additions
	Balance at		Charged to		Balance at
	Beginning	Balance Acquired on	Cost and		End of
	of Period	Merger with Optium	Expenses	Write-Offs	Period

Allowance for doubtful accounts
Year ended April 30, 2010	$1,069	$—	$1,016	$—	$2,085
Year ended April 30, 2009	$635	$210	$361	$(137)	$1,069
Year ended April 30, 2008	$1,607	$—	$239	$(1,211)	$635

(b) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 1st day of July, 2010.

FINISAR CORPORATION

By	/s/ Jerry S. Rawls
Jerry S. Rawls
Chairman of the Board of Directors
(Co-Principal Executive Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jerry S. Rawls, Eitan Gertel and Kurt Adzema, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	July 1, 2010

/s/ Eitan Gertel Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	July 1, 2010

/s/ Kurt Adzema Kurt Adzema	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 1, 2010

Michael C. Child	Director

/s/ Christopher J. Crespi Christopher J. Crespi	Director	July 1, 2010

/s/ Roger C. Ferguson Roger C. Ferguson	Director	July 1, 2010

/s/ David C. Fries David C. Fries	Director	July 1, 2010

Signature	Title	Date

/s/ Thomas E. Pardun Thomas E. Pardun	Director	July 1, 2010

/s/ Robert N. Stephens Robert N. Stephens	Director	July 1, 2010

/s/ Dominique Trempont Dominique Trempont	Director	July 1, 2010

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

1.1		Underwriting Agreement, dated March 17, 2010, by and among Finisar Corporation, the selling stockholders named in Schedule I thereto, and Morgan Stanley & Co. Incorporated and Jeffries & Co., Inc., as representatives of the several underwriters named in Schedule II thereto(1)
2.1		Agreement and Plan of Reorganization, dated as of May 15, 2008, by and among Registrant, Fig Combination Corporation and Optium Corporation(2)
3.1		Amended and Restated Bylaws of Registrant(3)
3.2		Restated Certificate of Incorporation of Registrant(4)
3.3		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(5)
3.4		Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(6)
3.5		Certificate of Designation(7)
3.6		Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(8)
3.7		Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(9)
3.8		Amended and Restated Certificate of Incorporation of Registrant
4.1		Specimen certificate representing the common stock(10)
4.2		Form of Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(11)
4.3		Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(12)
4.4		Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 12, 2006(13)
4.5		Indenture dated as of October 15, 2009, by and between Finisar Corporation and Wells Fargo Bank, National Association(14)
10.1		Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(15)
10	.2*	1989 Stock Option Plan(16)
10	.3*	1999 Stock Option Plan(17)
10	.4*	1999 Employee Stock Purchase Plan, as amended(18)
10.5		Purchase Agreement by and between FSI International, Inc. and Finisar Corporation, dated February 4, 2005(19)
10.6		Assignment and Assumption of Purchase and Sale Agreement between Finisar Corporation and Finisar (CA-TX) Limited Partnership, dated February 4, 2005(20)
10.7		Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(21)
10	.8*	Finisar Corporation 2005 Stock Incentive Plan, as amended(22)
10	.9*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(23)
10	.10*	International Employee Stock Purchase Plan(24)
10	.11*	Optium Corporation 2000 Stock Incentive Plan(25)
10	.12*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(26)
10	.13*	Form of Amended and Restated Warrant to Purchase Common Stock(27)
10	.14*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(28)

Exhibit
Number		Exhibit Title

10	.15*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(29)
10	.16*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(30)
10.17		First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(31)
10	.18*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(32)
10	.19*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(33)
10	.20*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(34)
10	.21*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(35)
10	.22*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(36)
10	.23*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(37)
10	.24*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(38)
10	.25*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(39)
10	.26*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(40)
10.27		Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(41)
10.28		Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(42)
10.29		Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(43)
10	.30*	Employment Agreement between Optium Corporation and Eitan Gertel, dated as of April 14, 2006(44)
10	.31*	Employment Agreement between Optium Corporation and Mark Colyar, dated as of April 14, 2006(45)
10	.32*	Employment Agreement between Optium Corporation and Christopher Brown, dated as of August 28, 2006(46)
10	.33*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(47)
10	.34*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(48)
10	.35*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(49)
10	.36*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(50)
10	.37*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(51)
10	.38*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(52)
10	.39*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(53)
10	.40*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(54)
10	.41*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(55)
10	.42*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel(56)
10	.43*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar(57)
10	.44*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown(58)

Exhibit
Number		Exhibit Title

10	.45*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(59)
10	.46*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Christopher Brown, dated December 31, 2008(60)
10	.47*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Mark Colyar, dated December 31, 2008(61)
10	.48*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Eitan Gertel, dated December 31, 2008(62)
10	.49*	Form of Restricted Stock Unit Issuance Agreement(63)
10	.50*	Form of Restricted Stock Unit Issuance Agreement — Officers(64)
10	.51*	Form of Restricted Stock Unit Issuance Agreement — International(65)
10	.52*	Form of Restricted Stock Unit Issuance Agreement — Israel(66)
10.53		Asset Purchase Agreement dated as of July 8, 2009 by and between Finisar Corporation and JDS Uniphase Corporation(67)
10.54		Credit Agreement dated October 2, 2009 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC(68)
10.55		Security Agreement dated October 2, 2009, among Finisar Corporation, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC(69)
10.56		Purchase Agreement dated October 8, 2009, by and between Finisar Corporation and Piper Jaffray & Co., as amended by a letter agreement dated October 12, 2009(70)
10.57		Registration Rights Agreement dated as of October 15, 2009, by and between Finisar Corporation and Piper Jaffray & Co.(71)
10	.58*	Finisar Corporation 2009 Employee Stock Purchase Plan(72)
10	.59*	Finisar Corporation 2009 International Employee Stock Purchase Plan(73)
10.60		First Amendment to Credit Agreement dated January 7, 2010 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC(74)
10.61		Loan Contract dated January 6, 2010 by and between Finisar Shanghai Inc. and Xiamen International Bank, Shanghai Branch(75)
10.62		Second Amendment to Credit Agreement dated April 16, 2010 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC
21		List of Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1		Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Co-Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed March 18, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 16, 2008.

(3)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(4)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(5)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(6)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(7)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(8)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(12)	Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2003.

(13)	Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(14)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(16)	Incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(17)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(18)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(19)	Incorporated by reference to Exhibit 10.23 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(20)	Incorporated by reference to Exhibit 10.24 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(21)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(22)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(23)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(24)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed May 23, 2005 (File No. 333-125147).

(25)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(26)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(27)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(28)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(29)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(30)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(31)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(32)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(33)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(34)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(35)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(36)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(37)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(38)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(39)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(40)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(41)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(42)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on October 11, 2006.

(43)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(44)	Incorporated by reference to Exhibit 10.17 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(45)	Incorporated by reference to Exhibit 10.18 to Optium Corporation’s Registration Statement on Form S-1 (333-135472) filed on June 29, 2006.

(46)	Incorporated by reference to Exhibit 10.22 to Optium Corporation’s Registration Statement on Form S-1/A (333-135472) filed on September 28, 2006.

(47)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(48)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(49)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(50)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(51)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(52)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(53)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(54)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(55)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(56)	Incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(57)	Incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(58)	Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(59)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(60)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(61)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(62)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(63)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(64)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(65)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(66)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(67)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed July 16, 2009.

(68)	Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed January 11, 2010.

(69)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(70)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(71)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(72)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(73)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(74)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(75)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.