Form 10-K/A
period 2010-04-30
FINISAR CORP
filed 2010-08-27
CIK 1094739

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 1, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $473,822,500, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 30, 2009 of $7.45 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2010, there were 76,483,100 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

-i-

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 30, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on July 1, 2010 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days after the end of our fiscal year on April 30, 2010. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. We have also updated the information on the cover of the Original Filing as to our issued and outstanding shares of common stock to July 31, 2010. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.

All references to “Finisar,” “the Company,” “we,” “us” or “our” are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information concerning our current directors as of August 15, 2010.

Name	Position with Finisar	Age	Director Since

Michael C. Child	Director	55	2010
Christopher J. Crespi	Director	47	2008
Roger C. Ferguson	Director	67	1999
David C. Fries	Director	65	2005
Eitan Gertel	Chief Executive Officer and Director	48	2008
Thomas E. Pardun	Director	66	2009
Jerry S. Rawls	Chairman of the Board	66	1989
Robert N. Stephens	Director	64	2005
Dominique Trempont	Director	56	2005

Michael C. Child has served as a member of our board of directors since June 2010. Mr. Child has been employed by TA Associates, Inc., a private equity firm, since 1982 where he currently serves as a Managing Director. Mr. Child previously served as a director of Finisar from November 1998 until October 2005. Mr. Child also serves on the board of directors of IPG Photonics, which designs and manufactures high performance fiber lasers and amplifiers, and served on the board of directors of Eagle Test Systems, a manufacturer of high performance automated test equipment for the semiconductor industry, from 2003 until November 2008 when it was acquired by Teradyne, Inc. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business. Mr. Child has more than 25 years’ experience investing in and acquiring technology and technology-related companies and has served on the boards of directors of numerous public and private companies, including companies in the fiber optics and semiconductor industries. This broad financial and industry experience enables Mr. Child to make a valuable contribution to the board. He also brings significant knowledge regarding the Company and its operations from his previous years of service on our board.

Christopher J. Crespi has served as a member of our board of directors since the completion of the Optium merger in August 2008. Mr. Crespi served as a director of Optium from November 2005 through the completion of the merger. Since July 2010, Mr. Crespi has been a research analyst for Auriga USA, LLC, a wholly owned subsidiary of Auriga Securities S.V., an investment firm. Since May 2004, Mr. Crespi has served as president of Pacific Realm, LLC, a small investment fund which invests in private growth companies and equity funds, which he co-founded. Mr. Crespi worked as managing director of Banc of America Securities LLC from November 1999 until his retirement in January 2004. Mr. Crespi served as a director of Sirenza Microdevices, Inc., a supplier of radio frequency components for commercial communications, consumer and aerospace, defense and homeland security markets, from January 2006 until November 2007 when it was acquired by RF Micro Devices, Inc. Mr. Crespi holds a B.S.E.E. from the University of California at Davis and an M.B.A. from Kellogg Graduate School of Management at Northwestern University. Mr. Crespi’s broad experience in the financial and investment industries, and as a director of public companies, enables him to provide financing and industry expertise as well as outside director experience to the board.

Roger C. Ferguson has served as a member of our board of directors since August 1999. From June 1999 to December 2001, Mr. Ferguson served as Chief Executive Officer of Semio Corp., an early stage software company. Mr. Ferguson served as a principal in VenCraft, LLC, a venture capital partnership, from July 1997 to August 2002. From August 1993 to July 1997, Mr. Ferguson was Chief Executive Officer of DataTools, Inc., a database software company. From 1987 to 1993, Mr. Ferguson served as Chief Operating Officer of Network General Inc., a network analysis company. Mr. Ferguson holds a B.A. in Psychology from Dartmouth College and an M.B.A. from the Amos Tuck School at Dartmouth. Mr. Ferguson brings senior leadership experience and strategic and financial expertise to the board from his prior work as a senior executive of a public company and several private companies and as chief financial officer of a public company. Mr. Ferguson has extensive experience in both the hardware and software segments of the computer and telecommunications industries.

David C. Fries has served as a member of our board of directors since June 2005. Dr. Fries has been employed by VantagePoint Venture Partners, a venture capital investment firm, since August 2001 where he currently serves as a Managing Director. Prior to joining VantagePoint, he was the Chief Executive Officer of Productivity Solutions, Inc., a Florida-based developer of automated checkout technologies for food and discount retailers, from 1995 to 1999. For seven years prior to that, he was a general partner of Canaan Partners, a venture capital firm. Dr. Fries served 17 years in numerous executive roles in engineering, manufacturing, senior management and finance at General Electric Company, including directing GE Venture Capital’s California operation, which later became Canaan Partners. Dr. Fries served as a director of Aviza Technology, Inc., a supplier of advanced semiconductor equipment and process technologies for the global semiconductor industry, from 2003 until November 2007. Dr. Fries holds a B.S. in Chemistry from Florida Atlantic University and a Ph.D. in Physical Chemistry from Case Western Reserve University. Dr. Fries brings to the board extensive management and finance experience in several industry and operational areas from his prior experience as an executive of several companies and a venture capital investor.

Eitan Gertel has served as our Chief Executive Officer and as a director since the completion of the Optium merger in August 2008. Mr. Gertel served as Optium’s President and as a director from March 2001 and as Chief Executive Officer and Chairman of the Board of Optium from February 2004 through the completion of the merger. Mr. Gertel served as President and General Manager of the former transmission systems division of JDS Uniphase Corporation from 1995 to 2001. JDSU is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University. As our Chief Executive Officer, Mr. Gertel brings to the board significant senior leadership, industry and technical experience. As Chief Executive Officer, Mr. Gertel is in a position to provide the board with insight and information related to the Company’s business and operations and to participate in the ongoing review of strategic issues.

Thomas E. Pardun has served as a member of our board of directors since December 2009. Mr. Pardun is currently the Chairman of the Board of Directors of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. Mr. Pardun has served in this capacity from January 2000 to January 2002 and again since April 2007. Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services and wireless communications companies, from May 1996 until his retirement in July 2000. Prior to 1996, Mr. Pardun served as President and CEO of U.S. West Multimedia Communications, a communications company. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division, and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product-line evaluation. He is also a director of CalAmp Corporation, Occam Networks, Inc. and MaxLinear, Inc. Mr. Pardun holds a B.B.A. in Business Administration from the University of Iowa. Mr. Pardun brings to the board extensive management and operations experience in the computer and telecommunications industries, including marketing and product development expertise, as well as his service in senior management positions.

Jerry S. Rawls has served as a member of our board of directors since March 1989 and as our Chairman of the Board since January 2006. Mr. Rawls served as our Chief Executive Officer from August 1999 until the completion of the Optium merger in August 2008. Mr. Rawls also served as our President from April 2003 until the completion of the Optium merger and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University. Mr. Rawls’ tenure with Finisar since 1989, including 19 years as President and/or Chief Executive Officer, provides him personal knowledge of the Company’s history since shortly after its founding. This experience, together with his management and industry experience, enables him to provide the board with a unique perspective on the Company’s business and operations and strategic issues.

Robert N. Stephens has served as a member of our board of directors since August 2005 and as our Lead Director since March 2010. Mr. Stephens served as the Chief Executive Officer since April 1999 and President since October 1998 of Adaptec, Inc., a storage solutions provider, until his retirement in May 2005. Mr. Stephens joined Adaptec in November 1995 as Chief Operating Officer. Before joining Adaptec, Mr. Stephens was the founder and chief executive officer of Power I/O, a company that developed serial interface solutions and silicon expertise for high-speed data networking, that was acquired by Adaptec in 1995. Prior to founding Power I/O, Mr. Stephens was President and CEO of Emulex Corporation, which designs, develops and supplies Fibre Channel host bus adapters. Before joining Emulex, Mr. Stephens was Senior Vice President, General Manger, and founder of the Microcomputer Products Group at Western Digital Corporation. He began his career at IBM, where he served over 15 years in a variety of management positions. Mr. Stephens holds a B.A. in Philosophy and Psychology and an M.S. in Industrial Psychology from San Jose State University. Mr. Stephens brings to the board executive and industry experience in a number of strategic and operational areas through his service as Chief Executive Officer of Adaptec, Power I/O and Emulex and in executive roles at Western Digital.

Dominique Trempont has served as a member of our board of directors since August 2005. Mr. Trempont is also a member of the board of directors of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, and chairs its Audit Committee and its Nominating and Governance Committee. He also serves on the board of directors of Real Networks, Inc., which provides products and services to enable consumers to save, store and access digital media on many different devices. Mr. Trempont served as a director of 3Com Corporation from 2006 until April 2010 when it was acquired by Hewlett-Packard Company. Mr. Trempont was CEO in residence at Battery Ventures from August 2003 until June 2004. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software company focused on enterprise self-service applications, from November 1999 to November 2002. Mr. Trempont was President and Chief Executive Officer of Gemplus Corporation, a smart card company, from May 1997 to June 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation. Mr. Trempont received an undergraduate degree in Economics from College Saint Louis (Belgium), a B.A. in Business Administration and Computer Sciences from the University of Louvain (Belgium), with high honors, and a Master in Business Administration from INSEAD (France/Singapore). Mr. Trempont brings to the board broad executive and financial experience, including expertise in accounting and financial reporting, through his service as Chief Executive Officer of Kanisa and Gemplus, as Chief Financial Officer of NeXT, his service on the boards of other publicly-held technology companies and his service on the audit committees of Energy Recovery and 3Com Corporation.

There are no family relationships between any of our directors or executive officers.

Executive Officers

The following table sets forth information concerning our current executive officers as of August 15, 2010.

Name	Position(s) with Finisar	Age

Jerry S. Rawls	Chairman of the Board	66
Eitan Gertel	Chief Executive Officer	48
Kurt Adzema	Senior Vice President, Finance and Chief Financial Officer	41
Mark Colyar	Senior Vice President, Operations and Engineering	46
Todd Swanson	Senior Vice President, Sales and Marketing	39
Stephen K. Workman	Senior Vice President, Corporate Development and Investor Relations	59
Joseph A. Young	Senior Vice President, Operations and Engineering	53
Christopher E. Brown	Vice President, General Counsel and Secretary	42

For background information on Messrs. Rawls and Gertel, see “Directors” above.

Kurt Adzema has served as our Senior Vice President, Finance and Chief Financial Officer since March 2010. Mr. Adzema joined us in January 2005 and served as our Vice President of Strategy and Corporate Development prior to his appointment as Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank which advised technology companies on M&A transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney. Mr. Adzema holds a B.A. in Mathematics from the University of Michigan and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Todd Swanson has served as our Senior Vice President, Sales and Marketing since August 2008. Mr. Swanson joined us in 2002 and served as Product Line Manager and Director of Marketing and Vice President, Sales and Marketing for our Optics Division prior to his appointment as Senior Vice President. Mr. Swanson served as Product Line Manager for Princeton Lightwave, a laser company, from June 2001 until he joined Finisar. Mr. Swanson served as Director of Marketing (on a part-time basis while he was studying for his M.B.A.) for Aegis Semiconductor, a manufacturer of optical semiconductor devices, from December 2000 through June 2001. From July 1995 to August 1999, Mr. Swanson was employed by Hewlett-Packard Company as project leader and project manager in the Automotive Lighting Group of the Optoelectronics Division. Mr. Swanson holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. from the Massachusetts Institute of Technology.

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

Joseph A. Young has served as our Senior Vice President, Operations and Engineering since the completion of the Optium merger in August 2008. Mr. Young served as our Senior Vice President and General Manager, Optics Division from June 2005 to August 2008. Mr. Young joined us in October 2004 as our Senior Vice President, Operations. Prior to joining Finisar, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.

Christopher E. Brown has served as our Vice President, General Counsel and Secretary since the completion of the Optium merger in August 2008. Mr. Brown served as Optium’s General Counsel and Vice President of Corporate Development from August 2006 through the completion of the merger. Prior to that, Mr. Brown was a partner at the law firms of Goodwin Procter LLP and McDermott, Will & Emery. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

Audit Committee and Financial Experts

The board of directors has a standing Audit Committee. The members of the Audit Committee during fiscal 2010 were Messrs. Crespi, Ferguson, Pardun (beginning in March 2010) and Trempont and, until his death in January 2010, Larry D. Mitchell. Mr. Child was appointed to the Audit Committee in August 2010. Each of the members of the Audit Committee is independent for purposes of the Nasdaq listing standards as they apply to audit committee members. Messrs. Ferguson and Trempont are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information and our compliance with legal and regulatory requirements; appointing and evaluating our independent auditors, including reviewing their independence, qualifications and performance and reviewing and approving the terms of their engagement for audit services and non-audit services; and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters.

Code of Ethics

We have a Code of Ethics, or the Code, that applies to all of our employees, officers and directors. The Code is available at http://investor.finisar.com/governance.cfm. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website, as well as via any other means then required by Nasdaq listing standards or applicable law.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 30, 2010 were satisfied, with the exception of one Form 4 report for each of Christopher J. Crespi, Roger C. Ferguson, David C. Fries, Larry D. Mitchell, Robert N. Stephens and Dominique Trempont, each reporting one transaction, and one Form 4 report for each of Todd Swanson and Joseph A. Young, each reporting two transactions, that were filed late.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion explains our compensation philosophy, objectives and procedures and describes the forms of compensation awarded to our Chairman of the Board, our Chief Executive Officer, each of the executives who served as our Chief Financial Officer during the fiscal year ended April 30, 2010, and each of our three other most highly-compensated executives (determined as of April 30, 2010). We refer to these individuals as our “named executive officers.” This discussion focuses on the information contained in the tables and related footnotes and narrative included below, primarily for our 2010 fiscal year, but also contains information regarding compensation actions taken before and after fiscal 2010 to the extent we believe such information enhances our executive compensation disclosure.

Philosophy, Objectives and Procedures

Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives and performance and to offer compensation that will enable us to attract, retain and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving revenue growth, increasing operating profits and controlling costs. We operate in a very competitive environment for executive talent, and we believe that our compensation packages must be competitive when compared to our peers and should also be aligned with our stockholders’ short and long-term interests.

The Compensation Committee of our board of directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity-based incentives which, to date, have been in the form of stock options and restricted stock units, or RSUs. In general, the Compensation Committee’s policy is that the base salary component of our executive officer compensation package should be comparable to the compensation paid by peer companies to officers with comparable responsibilities while incentive compensation, in the form of annual cash bonuses and equity awards, should provide an opportunity for our executive officers to earn total compensation exceeding the median total compensation of their counterparts at peer companies based on their individual performance and Finisar’s operating results exceeding targeted objectives.

Generally, the Compensation Committee reviews the compensation of our executive officers in the early part of each fiscal year and takes action at that time to award cash bonuses for the preceding fiscal year, to set base salaries and target bonuses for the current year and to consider long-term incentives in the form of equity-based awards. In setting our executive officers’ total compensation, the Compensation Committee considers individual and company performance, as well as compensation surveys, including the Radford Executive Survey, and other market information regarding compensation paid by comparable companies, including our industry peers.

In its annual review of compensation for our executive officers, the Compensation Committee considers compensation data and analyses assembled and prepared by our Human Resources staff. In reviewing the performance of our Chairman of the Board and our Chief Executive Officer, the Committee solicits input from the other non-employee members of the board of directors. For the other executive officers, the Chairman and the Chief Executive Officer provide the Compensation Committee with a review of each individual’s performance and contributions over the past year and make recommendations regarding their compensation that the Compensation Committee considers.

In some years, the Compensation Committee retains compensation consultants to assist it in its review of executive officer compensation. The Compensation Committee engaged J. Richard & Co., a compensation consulting firm, in connection with its annual review of executive officer compensation at the beginning of fiscal 2009. In part because of temporary, across-the-board salary reductions that were in effect at the beginning of fiscal 2010, the Compensation Committee did not engage a compensation consultant in connection with its review of executive officer compensation for fiscal 2010. The Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, in connection with its review at the beginning of fiscal 2011. The Compensation Committee reviewed cash and equity compensation analyses prepared by Assets Unlimited, Inc. and met with a representative of that firm.

Forms of Compensation

In order to align executive compensation with our compensation philosophy, our executive officer compensation package contains three primary elements: base salary, annual cash bonuses and long-term equity incentives. In addition, we provide to our executive officers a variety of benefits that are available generally to other salaried employees. The basic elements of our executive compensation package are generally the same among all of our named executive officers.

Base Salaries

Base salaries for our executive officers are initially set based on negotiation with the individual executive officer at the time of his or her recruitment and with reference to salaries for comparable positions in the fiber optics industry for individuals of similar education and background to those of the executive officer being recruited. We also give consideration to the individual’s experience, track record of contribution in his or her industry and expected contributions to Finisar. Salaries are reviewed annually by the Compensation Committee, typically at the beginning of the fiscal year, and adjustments are made based on (i) salary recommendations of our Chairman of the Board and our Chief Executive Officer, (ii) the Compensation Committee’s assessment of the individual performance of the executive officers during the previous fiscal year, (iii) Finisar’s financial results for the previous fiscal year and (iv) changes in competitive pay levels, based on compensation data and analyses assembled and prepared by our Human Relations staff and, in years when a compensation consultant is engaged to assist the Compensation Committee, reports by such consultant.

In February 2009, in light of deteriorating global market conditions and their effect on our then current and prospective operating results and financial condition, the Compensation Committee determined to temporarily reduce the base salaries of our Chairman, Chief Executive Officer and all other executive officers by 10%. This determination was not based on individual performance, but was made as part of a broad-based 10% reduction in base salary that affected all of our U.S.-based employees (provided that no base salary was reduced below $50,000). This across-the-board salary reduction remained in effect throughout the first half of fiscal 2010. In September 2009, the Compensation Committee approved the reversal of the 10% reduction in officer salaries, effective November 2, 2009, concurrently with the reversal of the broad-based salary reduction affecting other employees. During the second half of fiscal 2010, our executive officers received base salaries at the levels in effect at the beginning of fiscal 2009.

The Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, to assist in its review of executive compensation for fiscal 2011. Assets Unlimited, Inc. prepared a report including a summary of compensation data for the following companies, including our industry peers and similarly-sized companies in our broader industry group (the “Peer Companies”):

Applied Micro Circuits	Netgear	QLogic
Atheros Communications	Novellus	Quantum Corp.
Cadence Design	Oclaro	Smart Modular
Coherent	Omnivision	Triquint
Equinix	Opnext	Varian
Intersil	Plantronics
MRV Communications	PMC Sierra

In considering executive compensation levels for fiscal 2011, the Compensation Committee took into account its general compensation philosophy, as described above and various other considerations, including the following:

•	the officers’ salary history, including the across-the-board salary reduction that had been in effect during the first half of fiscal 2010;

•	specific contributions of individual officers during fiscal 2010, changes in their duties and responsibilities and their expected contributions during fiscal 2011; and

•	the Company’s financial performance during fiscal 2010 and the then-current outlook for fiscal 2011.

The Committee also considered the report of Assets Unlimited, Inc. on Peer Company compensation and other available compensation data for comparable companies. In reviewing that data, the Committee took into account differences between the actual responsibilities of the Finisar officers and those typical for the generic categories listed in the reports and the recent change in Finisar’s peer group status as a result of increased revenues resulting from the Optium merger.

On the basis of its review, in June 2010, the Compensation Committee set new base salaries for our executive officers for fiscal 2011, with increases of between 4% and 5% over the levels in effect during fiscal 2009 and 2010 (excluding the period in which the temporary salary reduction was in force). The fiscal 2011 base salaries of the named executive officers and data on base salaries of officers of comparable companies that the Committee considered are as follows:

		Median	Median
	Fiscal 2011	Peer Company	Radford
Name	Base Salary	Base Salary(1)	Base Salary(2)

Jerry S. Rawls	$461,760	$531,692	$603,000
Eitan Gertel	$461,760	$531,692	$603,000
Joseph A. Young	$369,200	$304,750	$334,400
Kurt Adzema	$294,000	$318,327	$330,000
Mark Colyar	$293,436	$304,750	$334,400
Todd Swanson	$285,000	$306,923	$350,000
Stephen K. Workman	$282,880	$224,662	$208,613

(1)	Based on data compiled by Assets Unlimited, Inc. for base salaries of officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey for base salaries of officers with comparable duties at companies with annual revenues of between $500 million and $1 billion.

Cash Bonuses

Under our compensation policy, a substantial component of each executive officer’s potential annual compensation takes the form of a performance-based cash bonus. The amounts of cash bonuses paid to our executive officers, other than the Chairman and the Chief Executive Officer, are determined by the Compensation Committee, in consultation with the Chairman and Chief Executive Officer, based on Finisar’s financial performance and the achievement of the officer’s individual performance objectives. The amount of cash bonuses paid to the Chairman and the Chief Executive Officer are determined by the Compensation Committee, without participation by the Chairman or the Chief Executive Officer, based on the same factors.

In September 2009, the Compensation Committee adopted an executive officer bonus plan for the fiscal year ended April 30, 2010 (the “Fiscal 2010 Bonus Plan”). Under the Fiscal 2010 Bonus Plan, like previous plans, each executive officer was eligible to receive a target cash bonus of up to 100% of the executive officer’s annual base salary. The amount, if any, of an executive officer’s annual bonus under the Fiscal 2010 Bonus Plan was to be based 70% on the percentage increase of Finisar’s operating cash flow in fiscal 2010 over the previous fiscal year and 30% on a discretionary determination by the Compensation Committee of the applicable executive officer’s performance and achievement of individual goals for the fiscal year. In addition, notwithstanding the achievement of increased operating cash flow and/or individual performance goals, no executive officer was entitled to receive a bonus under the Fiscal 2010 Bonus Plan unless cash bonuses were granted generally to non-executive officer employees with respect to the fiscal year ended April 30, 2010.

We did not achieve an increase in operating cash flow in fiscal 2010 over the previous year, due principally to the significant investment in accounts payable and working capital that had been required to support our growth in the second half of the fiscal year. Accordingly, no bonuses became payable under the formula-based portion of the Fiscal 2010 Bonus Plan. However, the Compensation Committee took note of Finisar’s improved financial performance in the second half of the fiscal year as well as management’s success in completing several significant transactions that substantially improved its balance sheet. After considering these factors and the individual performance of the executive officers, the Committee granted the maximum discretionary bonus, of 30% of each executive officer’s base salary, payable under the Fiscal 2010 Bonus Plan. Original target bonuses for each of the named executive officers under the Fiscal 2010 Bonus Plan, bonuses actually paid under the plan for their services during fiscal 2010 and data on bonuses and non-equity compensation paid by comparable companies were as follows:

			Median
			Peer Group	Median
			Non-Equity	Radford Non-
	Fiscal 2010	Fiscal 2010	Incentive	Equity Incentive
Name	Target Bonus	Bonus Paid	Compensation(1)	Compensation(2)

Jerry S. Rawls	$440,000	$133,200	$271,531	$483,000
Eitan Gertel	$440,000	$133,200	$271,531	$483,000
Joseph A. Young	$335,000	$106,500	$73,959	$167,000
Mark Colyar	$282,150	$84,645	$73,959	$167,000
Kurt Adzema	$280,000	$84,000	$10,000	$62,773
Todd Swanson	$272,000	$81,600	$264,201	$213,200
Stephen K. Workman	$272,000	$81,600	$99,631	$239,920

(1)	Based on data compiled by Assets Unlimited, Inc. for bonuses and other non-equity incentive payments to officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey for bonuses and other non-equity incentive payments to officers with comparable duties at companies with annual revenues of between $500 million and $1 billion.

In June 2010, the Compensation Committee adopted an executive bonus plan for the fiscal ending April 30, 2011 (the “Fiscal 2011 Bonus Plan”). Under the Fiscal 2011 Bonus Plan, the aggregate target bonuses for Messrs. Rawls and Gertel are 100% of their annual base salary, and the aggregate target bonus for each of the other named executive officers is 60% of their annual base salary. The aggregate bonus for each executive officer under the Fiscal 2011 Bonus Plan will be based 70% on Finisar’s achievement of the pre-bonus non-GAAP operating income called for by its fiscal 2011 operating plan and 30% on a discretionary determination by the Compensation Committee of the applicable executive officer’s performance and achievement of individual goals for the fiscal year. Finisar must achieve at least 58% of its pre-bonus non-GAAP operating income target before a portion of the quantitative bonus can be earned; the amount of the bonus will increase on a linear basis thereafter, with no limit on the amount of the quantitative bonus that may be earned. If Finisar achieves its pre-bonus non-GAAP operating income target, the amount of the quantitative portion of the bonus for each executive officer will equal 70% of the aggregate target bonus for each named executive officer. If Finisar exceeds its pre-bonus non-GAAP operating income target, the amount of the quantitative bonus for each executive officer will exceed 70% of the aggregate target bonus. Any bonus amounts earned under the Fiscal 2011 Bonus Plan are expected to be paid in cash. The Compensation Committee believes that achieving the formula-based portion of the target bonuses will be difficult. Achieving or exceeding the pre-bonus non-GAAP operating income called for in our fiscal 2011 operating plan will be dependent upon realizing significant revenue and operating income growth in the face of operational challenges and an environment of economic uncertainty. It will also be dependent on increased sales of our customers’ products over which we have no control. Finisar has achieved or exceeded the non-GAAP operating income called for in its original annual operating plan in two of its last five fiscal years.

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

The vesting of stock options and RSUs held by our named executive officers is subject to acceleration pursuant to the terms of the Finisar Executive Retention and Severance Plan described below and, with respect to one stock option held by each of Eitan Gertel, our Chief Executive Officer, and Mark Colyar, our Senior Vice President, Operations and Engineering, pursuant to the applicable stock option agreement as described below

The size of the stock option and RSU awards granted to each executive officer during fiscal 2010 was set by the Compensation Committee at levels that were intended to create a meaningful opportunity for stock ownership based upon the individual’s current position, the individual’s personal performance in recent periods, the individual’s potential for future responsibility and promotion over the option term, comparison of award levels in prior years and comparison of award levels earned by executives at our peer companies and similarly-sized companies in our broader industry group. The Compensation Committee also took into account the number of unvested options and RSUs held by the executive officer in order to maintain an appropriate level of retention value for that individual. The relative weight given to each of these factors varied from individual to individual. In fiscal 2010, our executive officers received two separate equity awards: (i) a regular annual grant of stock options and RSUs in December 2009 based on the factors described above, with the relative weight given to each of these factors varying from individual to individual, and (ii) a special grant of stock options and RSUs in December 2009 in light of concerns of the Compensation Committee with respect to the diminished incentive value of outstanding stock options held by our employees, including our executive officers, with exercise prices greater than the 52-week high trading price of Finisar common stock as of the grant date, based on the employee’s holdings of such stock options.

During fiscal 2010, equity-based incentives accounted for approximately 66% of the total compensation of our Chairman, approximately 53% of the total compensation of our Chief Executive Officer and an average of approximately 52% of the total compensation of our other named executive officers.

In connection with its review of executive officer compensation in June 2011, the Compensation Committee took into account the same general criteria considered in fiscal 2010 as well as the report of Assets Unlimited, Inc. and equity compensation data for the Peer Companies that it had compiled. Based on its review, the Compensation Committee granted RSUs to each of our executive officers. The RSUs vest in annual installments over a four-year period, subject to the officers’ continued service. The numbers of shares of our common stock underlying the RSUs granted to the named executive officers were as follows:

Name	RSU Shares

Jerry S. Rawls	114,140
Eitan Gertel	114,140
Joseph A. Young	42,872
Kurt Adzema	32,000
Mark Colyar	32,000
Todd Swanson	32,000
Stephen K. Workman	32,000

Other Benefits and Perquisites

Our named executive officers and other executives are generally eligible to receive the same health and welfare benefits offered to all employees in the geographic area in which they are based. We also offer participation in our defined contribution 401(k) plan. We currently provide no other perquisites to our named executive officers or other executive officers.

During fiscal 2010, personal benefits accounted for less than 2% of the total compensation of our Chairman, our Chief Executive Officer and our other named executive officers.

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

Accounting for Executive Compensation

We account for equity compensation paid to our employees under FASB ASC Topic 718, which requires us to measure and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Tax Considerations

The Compensation Committee intends to consider the impact of Section 162(m) of the Internal Revenue Code in determining the mix of elements of future executive compensation. This section limits the deductibility of non-performance based compensation paid to each of Finisar’s named executive officers to $1 million annually. The equity awards granted to our executive officers are intended to be treated as performance-based compensation, which is exempt from the limitation on deductibility under current federal tax law. The Compensation Committee reserves the right to provide for compensation to executive officers that may not be fully deductible.

Report of the Compensation Committee

We have reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such reviews and discussions, we recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

David C. Fries (Chair)
Michael C. Child
Robert N. Stephens
Dominique Trempont

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the Compensation Committee during fiscal 2010 were David C. Fries, Robert N. Stephens, Dominque Trempont and, until the annual meeting of stockholders in November 2009, Morgan Jones, a former director who declined to stand for re-election. Michael C. Child was appointed to the Compensation Committee in June 2010. None of the members of the Compensation Committee are or have been an officer or employee of Finisar. During fiscal 2010, no member of the Compensation Committee had any relationship with Finisar requiring disclosure under Item 404 of Regulation S-K. During fiscal 2010, none of Finisar’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Finisar’s Compensation Committee or Board of Directors.

Summary Compensation Information

The following table presents certain summary information concerning compensation paid or accrued by us for services rendered in all capacities during the fiscal year ended April 30, 2010 for (i) our Chairman of the Board, our Chief Executive Officer and each of the executives who served as our Chief Financial Officer during the year and (ii) our three other most highly compensated executives (determined as of April 30, 2010) (collectively, the “named executive officers”):

Summary Compensation Table for Fiscal 2010

				Non-Equity
				Incentive Plan
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation	Equity Awards(1)	Total(1)

Jerry S. Rawls(2)	2010	$420,092	—	$133,200	$1,063,108	$1,616,400
Chairman of the Board	2009	438,881	—	—	367,950	806,831
	2008	418,269	$100,000	—	779,520	1,297,789
Eitan Gertel(3)	2010	420,092	—	133,200	621,496	1,174,789
Chief Executive Officer	2009	293,516	—	—	263,052	556,568
Kurt Adzema(4)	2010	264,923	—	84,000	247,589	596,512
Senior Vice President, Finance and Chief Financial Officer
Stephen K. Workman(5)	2010	257,354	—	81,600	380,795	719,749
Senior Vice President, Corporate	2009	263,892	—	—	83,558	347,450
Development and Investor Relations	2008	257,310	40,000	—	146,160	443,470
Mark Colyar(6)	2010	266,957	—	84,645	410,757	762,359
Senior Vice President,	2009	185,062	—	—	135,703	320,765
Operations and Engineering
Todd Swanson	2010	257,354	—	81,600	470,624	809,578
Senior Vice President, Sales and Marketing
Joseph A. Young	2010	335,885	—	106,500	471,978	914,363
Senior Vice President,	2009	344,548	—	—	173,938	518,486
Operations and Engineering	2008	335,961	75,000	—	389,760	800,721

(1)	Includes stock option and RSU awards. Valuation based on the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 17 — Stockholders’ Equity” included in this annual report on Form 10-K. As a result of recent changes in SEC disclosure rules, amounts reported in the table for equity awards in fiscal 2008 and 2009 differ from amounts previously reported in the Summary Compensation Tables for the same person in those years.

(2)	Mr. Rawls also served as our President and Chief Executive officer until the completion of the Optium merger in August 2008.

(3)	Mr. Gertel became our Chief Executive Officer upon the completion of the Optium merger in August 2008.

(4)	Mr. Adzema became our Senior Vice President, Finance and Chief Financial Officer in March 2010.

(5)	Mr. Workman served as our Senior Vice President, Finance and Chief Financial Officer until March 2010, when he was appointed Senior Vice President, Corporate Development and Investor Relations.

(6)	Mr. Colyar became our Senior Vice President, Operations and Engineering upon the completion of the Optium merger in August 2008.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to options and RSUs granted during or for the year ended April 30, 2010 to each of our named executive officers.

Grants of Plan-Based Awards in or for Fiscal 2010

					All
					Other	All Other		Grant
					Stock	Option	Exercise	Date
					Awards:	Awards:	or Base	Fair
					Number of	Number of	Price of	Value of
		Estimated Future Payouts Under			Shares of	Securities	Option	Stock and
		Non-Equity Incentive Plan Awards(1)			Stock or	Underlying	Awards	Option
Name	Grant Date	Threshold	Target	Maximum	Units	Options	($/Share)	Awards ($)

Jerry S. Rawls	—	—	$444,000	$444,000	—	—	—	—
	12/8/2009	—	—	—	—	76,250	8.29	430,996
	12/8/2009	—	—	—	76,250	—	—	632,113
Eitan Gertel	—	—	444,000	444,000	—	—	—	—
	12/8/2009	—	—	—	—	44,576	8.29	251,961
	12/8/2009	—	—	—	44,576	—	—	369,535
Kurt Adzema	—	—	280,000	280,000	—	—	—	—
	12/8/2009	—	—	—	—	17,758	8.29	100,375
	12/8/2009	—	—	—	17,758	—	—	147,214
Stephen K. Workman	—	—	272,000	272,000	—	—	—	—
	12/8/2009	—	—	—	—	27,312	8.29	154,378
	12/8/2009	—	—	—	27,312	—	—	226,416
Mark Colyar	—	—	282,150	282,150	—	—	—	—
	12/8/2009	—	—	—	—	29,461	8.29	166,525
	12/8/2009	—	—	—	29,461	—	—	244,232
Todd Swanson	—	—	272,000	272,000	—	—	—	—
	12/8/2009	—	—	—	—	56,052	8.29	316,828
	12/8/2009	—	—	—	18,552	—	—	153,796
Joseph A. Young	—	—	355,000	355,000	—	—	—	—
	12/8/2009	—	—	—	—	33,852	8.29	191,345
	12/8/2009	—	—	—	33,852	—	—	280,633

(1)	Represents the dollar value of the applicable range (threshold, target and maximum amounts) of potential cash bonuses payable to each named executive officer for fiscal 2010 under the executive officer bonus plan for fiscal 2010 (the “Fiscal 2010 Bonus Plan”). Additional information regarding the Fiscal 2010 Bonus Plan is set forth above under “Compensation Discussion and Analysis.” The actual amount paid to each executive officer for fiscal 2010 is set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of securities underlying outstanding equity awards for each of our named executive officers as of the end of our fiscal year on April 30, 2010. Unless otherwise specified, options vest at a rate of 20% over five years from the date of grant. Market value for RSUs is determined by multiplying the number of shares by the closing price of Finisar common stock on the Nasdaq Global Select Market on the last trading day of the fiscal year ($14.96 on April 30, 2010).

Outstanding Equity Awards at Fiscal Year-End 2010

	Option Awards					Stock Awards
								Equity Incentive
						Equity		Plan Awards:
						Incentive		Market
						Plan		Value or
						Awards:		Payout
						Number of		Value of
						Unearned		Unearned
						Shares,		Shares,
	Number of	Number of				Units or		Units
	Securities	Securities				Other		or Other
	Underlying	Underlying		Exercise		Rights That		Rights That
	Options	Options (#)		Price per	Expiration	Have Not		Have Not
Name	(#)	Unexercisable		Share	Date	Vested		Vested

Jerry S. Rawls	124,999	—		$13.84	6/7/2012
	25,000	—		15.60	8/27/2013
	50,000	—		15.36	6/2/2014
	50,000	12,499	(1)	9.76	6/8/2015
	30,000	19,999	(2)	37.04	6/6/2016
	20,000	30,000	(3)	21.68	9/7/2017
	77,536	81,572	(4)	3.36	12/12/2018
	—	45,000	(5)	8.29	12/8/2019
	—	31,250	(6)	8.29	12/8/2019
						45,000	(7)	$673,200
						31,250	(8)	467,500
Eitan Gertel	205,308	—	(9)	$0.64	4/30/2013
	81,536	—	(9)	1.36	6/22/2015
	97,843	—	(9)	6.88	2/13/2016
	32,614	—	(9)	7.36	3/13/2016
	68,482	20,359	(10)	26.64	2/28/2017
	50,685	60,689	(4)	3.36	12/12/2018
	—	13,326	(5)	8.29	12/8/2019
	—	31,250	(6)	8.29	12/8/2019
						13,326	(7)	$199,357
						31,250	(8)	467,500
Kurt Adzema	36,562	—		$10.16	4/18/2015
	12,499	—		14.08	11/23/2015
	7,499	1,875	(11)	24.80	9/8/2016
	407	271	(12)	25.68	3/8/2017
	5,000	7,500	(3)	21.68	9/7/2017
	1,406	2,344	(13)	10.08	9/11/2018
	8,469	10,991	(4)	3.36	12/12/2018
	—	5,258	(5)	8.29	12/8/2019
	—	12,500	(6)	8.29	12/8/2019
						2,1890	(14)	$32,747
						5,258	(7)	78,660
						12,500	(8)	187,000

	Option Awards					Stock Awards
								Equity Incentive
						Equity		Plan Awards:
						Incentive		Market
						Plan		Value or
						Awards:		Payout
						Number of		Value of
						Unearned		Unearned
						Shares,		Shares,
	Number of	Number of				Units or		Units
	Securities	Securities				Other		or Other
	Underlying	Underlying		Exercise		Rights That		Rights That
	Options	Options (#)		Price per	Expiration	Have Not		Have Not
Name	(#)	Unexercisable		Share	Date	Vested		Vested

Stephen K. Workman	12,499	—		$14.40	6/19/2013
	8,124	—		14.40	6/19/2013
	24,999	—		14.40	6/19/2013
	9,374	—		15.60	8/27/2013
	25,000	—		15.36	6/2/2014
	5,625	3,750	(2)	37.04	6/6/2016
	3,752	5,622	(3)	21.68	9/7/2017
	28,285	28,079	(4)	3.36	12/12/2018
	—	14,812	(5)	8.29	12/8/2019
	—	12,500	(6)	8.29	12/8/2019
						14,812	(7)	$221,588
						12,500	(8)	187,000
Mark Colyar	44,029	—	(9)	$0.64	4/30/2013
	13,046	—	(9)	1.04	2/28/2014
	29,352	—	(9)	1.20	4/4/2015
	71,752	—	(9)	11.84	4/13/2016
	19,007	5,649	(15)	26.64	2/28/2017
	28,210	28,248	(4)	3.36	12/12/2018
	—	14,461	(5)	8.29	12/8/2019
	—	15,000	(6)	8.29	12/8/2019
						14,461	(7)	$216,337
						15,000	(8)	224,400
Todd Swanson	6,250	—		$14.32	8/25/2013
	3,750	—		9.60	8/16/2014
	—	2,500	(16)	8.32	8/10/2015
	6,249	—		14.08	11/23/2015
	3,000	750	(11)	24.80	9/8/2016
	408	271	(12)	25.68	3/8/2017
	1,201	1,798	(3)	21.68	9/7/2017
	300	450	(17)	14.88	12/10/2017
	338	562	(13)	10.08	9/11/2018
	7,655	19,633	(4)	3.36	12/12/2018
	—	3,552	(5)	8.29	12/8/2019
	—	52,500	(6)	8.29	12/8/2019
						526	(14)	$7,869
						3,552	(7)	53,138
						15,000	(8)	224,400
Joseph A. Young	49,999	—		$11.76	10/29/2014
	20,000	5,000	(1)	9.76	6/8/2015
	15,001	9,999	(2)	37.04	6/6/2016
	408	270	(12)	25.68	3/8/2017
	10,001	14,999	(3)	21.68	9/7/2017
	36,315	36,180	(4)	3.36	12/12/2018
	—	15,102	(5)	8.29	12/8/2019
	—	18,750	(6)	8.29	12/8/2019
						15,102.00	(7)	$225,926
						18,750.00	(8)	280,500

(1)	The option was granted on June 8, 2005 and became fully vested on June 8, 2010.

(2)	The option was granted on June 2, 2006 and will become fully vested on June 2, 2011, assuming continued employment with Finisar.

(3)	The option was granted on September 7, 2007 and will become fully vested on September 7, 2012, assuming continued employment with Finisar.

(4)	The option was granted on December 12, 2008. The option became exercisable as to 25% of the shares on August 12, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on August 12, 2012, assuming continued employment with Finisar.

(5)	The option was granted on December 8, 2009. The option will become exercisable as to 25% of the shares on December 8, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, assuming continued employment with Finisar.

(6)	The option was granted on December 8, 2009. The option will become exercisable as to 25% of the shares on September 1, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013, assuming continued employment with Finisar.

(7)	The RSU was granted on December 8, 2009. The RSU will vest as to 25% of the shares on December 8, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, assuming continued employment with Finisar.

(8)	The RSU was granted on December 8, 2009. The RSU will vest as to 25% of the shares on September 1, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013, assuming continued employment with Finisar.

(9)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger.

(10)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 25% of the shares on March 1, 2008 and vests monthly thereafter, to be fully vested on March 1, 2011, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of (a) 25% of the shares subject to the original grant (or 100% of the remaining unvested portion if less) following termination without Cause or for Constructive Termination prior to an Acquisition (each term as defined in the optionee’s employment agreement) and (b) 100% of the remaining unvested portion following termination of employment without Cause or for Constructive Termination within one year of an Acquisition (each term as defined in the optionee’s employment agreement).

(11)	The option was granted on September 8, 2006. The option became exercisable as to 20% of the shares on September 8, 2006 and vests annually with respect to an additional 20% of the shares, to be fully vested on September 8, 2010, assuming continued employment with Finisar.

(12)	The option was granted on March 8, 2007 and will become fully vested on March 8, 2012, assuming continued employment with Finisar.

(13)	The option was granted on September 11, 2008. The option become exercisable as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(14)	The RSU was granted on September 11, 2008. The RSU vested as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(15)	The option was granted by Optium and was assumed by us upon the closing of the Optium merger. The option became exercisable as to 25% of the shares on March 1, 2008 and vests monthly thereafter, to be fully vested on March 1, 2011, assuming continued employment with Finisar. The terms of this stock option award also provide for the acceleration of vesting of 25% of the shares subject to the original grant (or 100% of the remaining unvested portion if less) following termination of employment without Cause or for Constructive

Termination within one year of an Acquisition (each term as defined in the Optium option plan or any superseding employment agreement).

(16)	The option was granted on August 10, 2005 and became fully vested on June 27, 2010.

(17)	The option was granted on December 10, 2007 and will become fully vested on December 10, 2012, assuming continued employment with Finisar.

Option Exercises and Stock Vested

The following table provides information on stock option exercises by our named executive officers and vesting of RSUs held by them during the fiscal year ended April 30, 2010.

Option Exercises and Stock Vested in Fiscal 2010

	Option Awards		Restricted Stock Unit Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized
Name	on Exercise (#)	on Exercise(1)	on Vesting (#)	on Vesting(2)

Jerry S. Rawls	—	—	6,725	$85,744
Eitan Gertel	—	—	21,892	189,863
Kurt Adzema	5,662	$76,097	5,548	45,902
Stephen K. Workman	—	—	4,125	52,594
Mark Colyar	—	—	11,124	101,522
Todd Swanson	22,769	292,575	4,439	55,384
Joseph A. Young	—	—	5,375	68,531

(1)	Based on the difference between the closing sale price of Finisar’s common stock on the date of exercise and the exercise price.

(2)	Based on the closing sale price of Finisar’s common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

Cash Payments and/or Acceleration of Vesting Following Certain Termination Events

We have employment agreements with Eitan Gertel and Mark Colyar, as well as a stock option agreement with each of them, that provide for cash payments and/or acceleration of vesting following certain termination events. Except as described below and in “— Executive Retention and Severance Plan,” no named executive officer is entitled to any cash payments and/or acceleration of vesting following a change in control of Finisar unless a termination event also occurs.

The tables below set forth the cash payments and the intrinsic value (that is, the value based upon our stock price on April 30, 2010, minus any exercise price) of any equity incentives subject to acceleration of vesting that Messrs. Gertel and Colyar would be entitled to receive in the event that such executive officer (i) had been terminated by us without cause on April 30, 2010, (ii) had resigned following a demotion, reduction in base salary or involuntary relocation, referred to as a resignation for good reason, on April 30, 2010 or (iii) had been terminated as the result of death or disability. The value of the acceleration of vesting of equity incentives as of April 30, 2010 utilizes a per share value of our common stock of $14.96, the closing price of our common stock on the Nasdaq Global Select Market on April 30, 2010. In each case, the amounts set forth in the tables below are subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not include any life insurance proceeds in the event of death or disability benefits in the event of disability.

Eitan Gertel.  Mr. Gertel, our Chief Executive Officer, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was three years, provided that the term of the agreement is automatically extended for an additional term of one year on the third anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Gertel to a base salary of $444,000, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Gertel is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off. In addition, if he resigns for good reason, we will be obligated to pay him one year severance. A partially vested stock option held by Mr. Gertel that was also assumed in connection with the Optium merger provides for the acceleration of vesting of all or a portion of the unvested options upon any of the termination events described above.

			Voluntary
	Involuntary		Termination			Termination
	Termination		for		Termination	Upon
Payments and Benefits	Without Cause		Good Reason		Upon Death	Disability

Cash severance	$690,340		$690,340		$—	$—
Health care benefits	19,808		19,808		19,808	19,808
Acceleration of options	0	(1)	0	(1)	—	—

Total	$710,148		$710,148		$19,808	$19,808

(1)	The exercise price of the option subject to acceleration was greater than the closing sales price of Finisar common stock on April 30, 2010, which was $14.96 per share.

Mark Colyar.  Mr. Colyar, our Senior Vice President, Operations and Engineering, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was two years, provided that the term of the agreement is automatically extended for an additional term of one year on the second anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Colyar to a base salary of $281,500, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Colyar is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off. A partially vested stock option held by Mr. Colyar that was also assumed in connection with the Optium merger provides for the acceleration of vesting of all or a portion of the unvested options upon any of the termination events described above.

			Voluntary
	Involuntary		Termination			Termination
	Termination		for		Termination	Upon
Payments and Benefits	Without Cause		Good Reason		Upon Death	Disability

Cash severance	$360,126		$—		$—	$—
Health care benefits	19,808		19,808		19,808	19,808
Acceleration of options	0	(1)	0	(1)	—	—

Total	$379,934		$19,808		$19,808	$19,808

(1)	The exercise price of the option subject to acceleration was greater than the closing sales prices of Finisar common stock on April 30, 2010, which was $14.96 per share.

Executive Retention and Severance Plan

Our executive officers, including our named executive officers, are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for

COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the plan. In addition, the plan provides that the vesting of stock options and RSUs held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination. In the event the employment of any of our named executive officers were to be terminated without cause or for good reason, within 18 months following a change in control of Finisar, each as of April 30, 2010, the named executive officers would be entitled to payments in the amounts set forth opposite their name in the following table:

Name	Cash Severance

Jerry S. Rawls	$37,717 per month for 24 months
Eitan Gertel	$38,935 per month for 24 months
Kurt Adzema	$24,933 per month for 24 months
Stephen K. Workman	$23,877 per month for 24 months
Mark Colyar	$25,448 per month for 24 months
Todd Swanson	$24,145 per month for 24 months
Joseph A. Young	$31,183 per month for 24 months

Benefits to Messrs. Gertel and Colyar under the Executive Retention and Severance Plan will be reduced by the amount of comparable benefits to which they are entitled under the employment agreements described above.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive other than for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

In the event the employment of any of our named executive officers were to be terminated without cause or for good reason within 18 months following a change in control of Finisar, each as of April 30, 2010, the named executives would be entitled to accelerated vesting of their outstanding stock options and RSUs as described in the following table:

Name	Value of Equity Awards:(1)

Jerry S. Rawls	Accelerated vesting of 220,320 options with a value of $1,519,818 and 76,250 RSUs with a value of $1,140,700.
Eitan Gertel	Accelerated vesting of 125,624 options with a value of $1,001,314 and 44,576 RSUs with a value of $666,857.
Kurt Adzema	Accelerated vesting of 40,739 options with a value of $252,531 and 19,947 RSUs with a value of $298,407.
Stephen K. Workman	Accelerated vesting of 64,763 options with a value of $507,887 and 27,312 RSUs with a value of $408,588.
Mark Colyar	Accelerated vesting of 63,358 options with a value of $524,182 and 29,461 RSUs with a value of $440,737.
Todd Swanson	Accelerated vesting of 82,016 options with a value of $620,988 and 19,078 RSUs with a value of $285,407.
Joseph A. Young	Accelerated vesting of 100,300 options with a value of $671,481 and 33,852 RSUs with a value of $506,426.

(1)	Potential incremental gains are net values based on (i) the aggregate difference between the respective exercise prices of options and the closing sale price of Finisar common stock on April 30, 2010 ($14.96 per share) and (ii) the number of shares underlying RSUs multiplied by the closing sale price of Finisar common stock on April 30, 2010.

Director Compensation

Under our policy for the compensation of non-employee directors that was in effect during fiscal 2010, non-employee directors (other than Morgan Jones, who declined compensation) were entitled to receive an annual retainer of $30,000 and $2,000 for attendance in person ($1,000 for attendance by telephone) at each meeting of the board of directors or its committees (with regular quarterly meetings of the board of directors and committee meetings held on the day of such regular board meetings considered to be a single meeting). The Lead Director was entitled to receive an additional amount of $20,000 per year for serving in that capacity. In addition, members of the standing committees of the board were entitled to receive annual retainers, payable quarterly, in the following amounts:

		Other
Committee	Chair	Members

Audit	$20,000	$10,000
Compensation	15,000	7,500
Nominating and Governance	12,500	6,000

In February 2009, in connection with the broad-based 10% reduction in base salaries of our employees, all cash compensation payable to non-employee directors was temporarily reduced by 10% from the amounts described above. On September 9, 2009, the board of directors determined to reverse the 10% reduction in non-employee director compensation, effective November 2, 2009, concurrently with the reversal of the broad-based 10% salary reductions affecting most of our U.S.-based employees.

Under the policy in effect during fiscal 2010, all new, non-employee directors were granted an option to purchase 8,750 shares of our common stock upon their initial election to the board and an option to purchase 3,750 shares of our common stock and an RSU for 1,250 shares on an annual basis thereafter. The grant of the annual options and RSUs to non-employee directors was generally made at the first meeting of the board of directors in each fiscal year. The initial options vest over a period of three years from the date of grant, and the annual options and RSUs vest on the first anniversary of the date of grant. As with all options, the per-share exercise price of each such option equals the fair market value of a share of common stock on the date of grant. In addition to the annual grants made during fiscal 2010, in September 2009, to partially address the diminished incentive value of their outstanding options, the board approved a special award of options and RSUs to the non-employee directors based on the number of shares of underlying outstanding stock options having exercise prices greater than the 52-week high trading price of Finisar common stock as of the grant date.

In June 2010, the board of directors approved a revised policy for the compensation of non-employee directors. Under the revised policy, effective May 1, 2010 non-employee directors receive an increased annual retainer of $50,000 but no longer receive additional per-meeting fees for attendance at board and committee meetings. The Lead Director receives an additional amount of $10,000 per year for serving in that capacity. In addition, members of the standing committees of the board receive annual retainers, payable quarterly, in the following amounts.

		Other
Committee	Chair	Members

Audit	$16,000	$8,000
Compensation	10,000	5,000
Nominating and Governance	10,000	5,000

Under both the former and current policy, we also reimburse directors for their reasonable expenses incurred in attending meetings of the board and its committees.

In addition, under the revised policy all new non-employee directors will receive an RSU award with a value of $100,000 upon their initial election to the board and an additional RSU award with a value of $50,000 on an annual basis thereafter. The grant of the annual RSU awards will generally be made at the first meeting of the board in each fiscal year. The initial RSU awards vest over a period of three years from the date of grant, and the annual RSU awards vest on the first anniversary of the date of grant. The number of shares subject to each RSU award will be determined based on the per share value of our common stock on the date of grant.

The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 30, 2010:

Director Compensation Table

	Fees Earned or	Stock	Option	All Other	Total
Name	Paid in Cash	Awards(1)	Awards(1)(2)	Compensation	Compensation

Christopher J. Crespi	$60,600	$9,100	$17,986	$—	$87,686
Roger C. Ferguson	82,200	27,300	29,977	—	139,477
David C. Fries	62,750	21,840	26,380	—	110,970
Morgan Jones	—	—	—	—	—
Larry D. Mitchell	62,651	43,680	40,769	—	147,100
Thomas E. Pardun	17,500	16,625	78,688	—	112,813
Robert N. Stephens	62,251	21,840	26,380	—	110,471
Dominique Trempont	68,026	21,840	26,380	—	116,246

(1)	Valuation based on the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 17 — Stockholders’ Equity” included in this annual report on Form 10-K.

(2)	The following table sets forth certain information with respect to the stock options and RSUs granted during the fiscal year ended April 30, 2010 to each non-employee member of our board of directors:

		Number of
		Shares of		Exercise
		Common Stock		Price of	Grant Date
		Underlying		Options and	Fair Value of
		Options and		Stock Awards	Option and
Name	Grant Date	Stock Awards		($/Share)	Stock Awards

Christopher J. Crespi	9/15/2009	3,750	(1)	$7.28	$17,986
	9/15/2009	1,250	(2)	—	9,100
Roger C. Ferguson	9/15/2009	6,250	(1)	7.28	29,977
	9/15/2009	3,750	(2)	—	27,300
David C. Fries	9/15/2009	5,500	(1)	7.28	26,380
	9/15/2009	3,000	(2)	—	21,840
Morgan Jones	—	—		—	—
Larry D. Mitchell	9/15/2009	8,500	(1)	7.28	40,769
	9/15/2009	6,000	(2)	—	43,680
Thomas E. Pardun	3/8/2010	8,750	(3)	13.30	78,688
	3/8/2010	1,250	(2)	—	16,625
Robert N. Stephens	9/15/2009	5,500	(1)	7.28	26,380
	9/15/2009	3,000	(2)	—	21,840
Dominique Trempont	9/15/2009	5,500	(1)	7.28	26,380
	9/15/2009	3,000	(2)	—	21,840

(1)	Stock option awards; includes both annual awards and the special award, if any, described above.

(2)	RSU awards; includes both annual awards and the special award, if any, described above.

(3)	Initial stock option award granted upon Mr. Pardun’s election to the board.

The non-employee directors held the following numbers of stock options and unvested RSUs as of April 30, 2010.

		Unvested Restricted
	Stock Options	Stock Units
Name	Outstanding	Outstanding

Christopher J. Crespi	32,939	1,250
Roger C. Ferguson	25,209	3,333
David C. Fries	19,247	3,000
Thomas E. Pardun	8,750	1,250
Robert N. Stephens	22,166	3,000
Dominique Trempont	23,833	2,708

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of July 31, 2010 by:

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table for Fiscal 2010 in “Item 11. Executive Compensation” above; and

•	all of our executive officers and directors as a group.

To our knowledge, there are no stockholders who beneficially own more than 5% of our common stock.

	Shares of Common Stock
	Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

Directors
Jerry S. Rawls(2)	1,153,473	1.50%
Eitan Gertel(3)	932,316	1.21%
Michael C. Child(4)	5,979	*
Christopher J. Crespi(5)	34,478	*
Roger C. Ferguson(6)	32,474	*
David C. Fries(7)	18,611	*
Thomas E. Pardun	—	*
Robert N. Stephens(8)	22,780	*
Dominique Trempont(9)	24,317	*
Named Executive Officers :
Kurt Adzema(10)	79,366	*
Mark Colyar(11)	272,435	*
Todd Swanson(12)	60,066	*
Stephen K. Workman(13)	175,758	*
Joseph A. Young(14)	166,436	*
All executive officers and directors as a group (15 persons)(15)	3,109,354	3.97%

*	Less than 1%.

(1)	The address of each of the named individuals is: c/o Finisar Corporation, 1389 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following July 31, 2010 and restricted stock units (RSUs) that vest within that period are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 76,483,100 shares of common stock outstanding as of July 31, 2010 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following July 31, 2010 and RSUs that vest within that period. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)	Includes 346,648 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes (a) 435,344 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 7,813 RSUs that vest within 60 days following July 31, 2010.

(3)	Includes (a) 565,064 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010, (b) 7,813 RSUs that vest within 60 days following July 31, 2010 and (c) 31,907 shares issuable upon exercise of a warrant that is currently exercisable.

(4)	Includes 5,061 shares held by the Child Family Trust.

(5)	Includes (a) 30,221 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 1,250 RSUs that vest within 60 days following July 31, 2010.

(6)	Includes (a) 21,849 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 1,458 RSUs that vest within 60 days following July 31, 2010.

(7)	Includes (a) 16,778 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 1,395 RSUs that vest within 60 days following July 31, 2010.

(8)	Includes (a) 19,697 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 1,395 RSUs that vest within 60 days following July 31, 2010.

(9)	Includes (a) 21,234 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 1,395 RSUs that vest within 60 days following July 31, 2010.

(10)	Includes (a) 72,912 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 3,344 RSUs that vest within 60 days following July 31, 2010.

(11)	Includes (a) 219,785 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010, (b) 3,750 RSUs that vest within 60 days following July 31, 2010 and (c) 5,676 shares issuable upon exercise of a warrant that is currently exercisable.

(12)	Includes (a) 51,847 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 3,802 RSUs that vest within 60 days following July 31, 2010.

(13)	Includes (a) 132,554 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010 and (b) 3,125 RSUs that vest within 60 days following July 31, 2010.

(14)	Includes (a) 161,748 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010, (b) 4,688 RSUs that vest within 60 days following July 31, 2010.

(15)	Includes (a) 1,871,117 shares issuable upon exercise of options exercisable within 60 days following July 31, 2010, (b) 44,353 RSUs that vest within 60 days following July 31, 2010 and (c) 37,583 shares issuable upon exercise of warrants that are currently exercisable.

Equity Compensation Plan Information

We currently maintain four compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 2005 Stock Incentive Plan, the 2009 Employee Stock Purchase Plan and the 2009 International Employee Stock Purchase Plan, which have been approved by our stockholders, and the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, which has not been approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2010:

Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Shares
	and Rights	and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by stockholders	8,183,136	$11.91	8,062,686 (1)
Equity compensation plan not approved by stockholders(2)(3)	133,404	$22.50	394,581

(1)	Consists of shares available for future issuance under the plans. In accordance with the terms of the 2009 Employee Stock Purchase Plan, the number of shares available for issuance under the 2009 Employee Stock Purchase Plan and the 2009 International Employee Stock Purchase Plan will increase by 125,000 shares on May 1 of each calendar year until and including May 1, 2015. In accordance with the terms of the 2005 Stock Incentive Plan, the number of shares of our common stock available for issuance under the 2005 Stock Incentive Plan will increase on May 1 of each calendar year until and including May 1, 2015 by an amount equal to five percent (5%) of the number of shares of our common stock outstanding as of the preceding April 30.

(2)	Excludes options assumed by us in connection with acquisitions of other companies. As of April 30, 2010, 1,423,378 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $10.89 per share. No additional awards may be granted under the plans pursuant to which these assumed equity rights were granted.

(3)	A total of 731,250 shares of our common stock have been reserved for issuance under the 2001 Plan. As of April 30, 2010, a total of 203,265 shares of common stock had been issued upon the exercise of options granted under the 2001 Plan.

Material Features of the 2001 Nonstatutory Stock Option Plan

As of April 30, 2010, 394,581 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provides for the granting of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person is eligible to be granted an option under the 2001 Plan whose eligibility would require approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Pursuant to our Code of Ethics, our executive officers, directors and employees are to avoid conflicts of interest, except with the approval of the board of directors. A related party transaction would be a conflict of interest. The board has delegated to the Audit Committee the authority to review and approve related party transactions. In approving or rejecting a proposed transaction, the Audit Committee will consider the relevant facts and circumstances and, if applicable, the impact of the proposed transaction on the director’s independence. The

Audit Committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as the Audit Committee determines in the good faith exercise of its discretion.

Other than as described below and the compensation arrangements and other arrangements described in “Item 11. Executive Compensation” above, in our fiscal year ended April 30, 2010 there were no, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 in which any director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Guy Gertel, the brother of Eitan Gertel, our Chief Executive Officer, provided sales and marketing services to Optium through GHG Technologies, a company he owns. Subsequent to the Optium merger in August 2008, GHG Technologies has continued to provide such services to Finisar. For services rendered during fiscal 2010, we paid GHG Technologies $160,000 in cash compensation. In addition, the Company granted to Guy Gertel, for no additional consideration, 1,160 restricted stock units with a fair market value of $9,616, which vest as follows: with respect to 456 of the shares, 25% on September 1, 2010 and an additional 6.25% on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013; and with respect to the remaining 704 shares, 25% on December 8, 2010 and an additional 6.25% on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, in each case subject to Mr. Gertel’s continuing to provide services to Finisar. We believe that the cash payments to GHG were fair and reasonable and were comparable to that which would have been paid to an unaffiliated party in an arms’ length transaction. The restricted stock unit awards to Guy Gertel were consistent with the type and size of grants made to our other sales professionals.

Independence of Directors

The board of directors has determined that, other than Jerry S. Rawls, our Chairman of the Board, and Eitan Gertel, our Chief Executive Officer, each of the current members of the board is an “independent director” for purposes of the Nasdaq Marketplace Rules and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as the term applies to membership on the board of directors and the various committees of the board of directors.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended April 30, 2010 and April 30, 2009 by our principal accounting firm, Ernst & Young LLP:

	Year Ended	Year Ended
	April 30, 2010	April 30, 2009

Audit fees(1)	$2,452,000	$2,650,000
Audit-related fees(2)	—	26,000
Tax fees(3)	18,200	100,000

Total Fees	$2,470,200	$2,776,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, internal control over financial reporting and the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and concerning financial reporting, and attest services.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to employee benefit plan audits and financial due diligence.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 27th day of August, 2010.

FINISAR CORPORATION

By	/s/ Kurt Adzema
Kurt Adzema
Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)