Form 10-Q
period 2010-08-01
FINISAR CORP
filed 2010-09-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
     At August 31, 2010, there were 76,509,441 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended August 1, 2010

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	August 1, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$192,152	$207,024
Accounts receivable, net of allowance for doubtful accounts of $1,112 at August 1, 2010 and $2,085 at April 30, 2010	152,477	127,617
Accounts receivable, other	9,885	12,855
Inventories	154,586	139,525
Deferred tax assets	852	2,238
Prepaid expenses	7,306	6,956

Total current assets	517,258	496,215
Property, plant and improvements, net	93,386	89,214
Purchased technology, net	10,497	11,689
Other intangible assets, net	11,312	11,713
Minority investments	12,289	12,289
Other assets	5,131	5,610

Total assets	$649,873	$626,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,121	$76,838
Accrued compensation	14,479	18,289
Other accrued liabilities	19,450	21,076
Deferred revenue	6,290	6,571
Current portion of convertible debt (Note 9)	29,214	28,839
Current portion of long-term debt (Note 10)	4,000	4,000
Non-cancelable purchase obligations	756	722

Total current liabilities	153,310	156,335
Long-term liabilities:
Convertible debt, net of current portion (Note 9)	100,000	100,000
Long-term debt, net of current portion (Note 10)	14,250	15,250
Other non-current liabilities	6,102	6,260
Deferred tax liabilities	255	239

Total liabilities	273,917	278,084
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 1, 2010 and April 30, 2010	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 76,492,815 shares issued and outstanding at August 1, 2010 and 75,824,913 shares issued and outstanding at April 30, 2010	76	76
Additional paid-in capital	2,038,636	2,030,373
Accumulated other comprehensive income	15,712	15,791
Accumulated deficit	(1,678,468)	(1,697,594)

Total stockholders’ equity	375,956	348,646

Total liabilities and stockholders’ equity	$649,873	$626,730

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	August 1, 2010	August 2, 2009

Revenues	$207,882	$128,725
Cost of revenues	135,792	98,130
Amortization of acquired developed technology	1,192	1,193

Gross profit	70,898	29,402

Operating expenses:
Research and development	26,617	21,047
Sales and marketing	9,075	6,819
General and administrative	11,076	9,621
Amortization of purchased intangibles	383	701

Total operating expenses	47,151	38,188

Income (loss) from operations	23,747	(8,786)

Interest income	92	10
Interest expense	(2,155)	(2,434)
Other income (expense), net	(192)	253

Income (loss) from continuing operations before income taxes	21,492	(10,957)
Provision for income taxes	2,082	159

Income (loss) from continuing operations	$19,410	$(11,116)

Income (loss) from discontinued operations, net of income taxes	$(284)	$37,079

Net income	$19,126	$25,963

Basic:
Income (loss) per share from continuing operations	$0.26	$(0.18)
Income (loss) per share from discontinued operations	$(0.00)	$0.62
Net income per share	$0.25	$0.43

Diluted:
Income (loss) per share from continuing operations	$0.24	$(0.18)
Income (loss) per share from discontinued operations	$(0.00)	$0.62
Net income per share	$0.23	$0.43

Shares used in computing net income (loss) per share
Basic	76,111	60,181
Diluted	88,215	60,181
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 1, 2010	August 2, 2009
Operating activities
Net income	$19,126	25,963

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,455	7,418
Stock-based compensation expense	3,258	4,872
Non-cash interest cost on 2.5% convertible senior subordinated notes	375	1,235
Amortization of purchased technology and finite lived intangibles	383	778
Amortization of acquired developed technology	1,192	1,362
Gain on sale of equity investment	—	(375)
Gain on sale of a product line	—	(1,250)
Gain on sale of discontinued operations	—	(36,053)
Changes in operating assets and liabilities:
Accounts receivable	(24,860)	(17,646)
Inventories	(15,269)	(834)
Other assets	2,846	2,673
Deferred income taxes	1,555	(176)
Accounts payable	2,283	3,843
Accrued compensation	(3,818)	(2,720)
Other accrued liabilities	(1,784)	(5,718)
Deferred revenue	(281)	168

Net cash used in operating activities	(6,539)	(16,460)

Investing activities
Purchases of property, equipment and improvements	(12,115)	(3,150)
Proceeds from sale of equity investment	—	375
Purchase of intangible assets	—	(375)
Proceeds from disposal of product line	—	1,250
Proceeds from sale of discontinued operation	—	40,683

Net cash provided by (used in) investing activities	(12,115)	38,783

Financing activities
Repayments of long-term debt	(1,000)	(1,503)

Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	4,782	2,378

Net cash provided by financing activities	3,782	875

Net increase (decrease) in cash and cash equivalents	(14,872)	23,198
Cash and cash equivalents at beginning of period	207,024	37,221

Cash and cash equivalents at end of period	$192,152	$60,419

Supplemental disclosure of cash flow information
Cash paid for interest	$158	$341
Cash paid for income taxes	$75	$180
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
Description of Business
     Finisar Corporation (the “Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used to interconnect equipment in local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television, or CATV, networks, and wide area networks, or WANs. The Company’s optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps using a wide range of network protocols and physical configurations over distances from 70 meters up to 200 kilometers. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwith over several wavelengths on the same fiber. The Company also provides products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company’s line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for the Company’s products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.
     The Company’s manufacturing operations are vertically integrated and include internal production, assembly and test capabilities for the Company’s optical subsystem products, as well as key components used in those subsystems. The Company produces many of the key components used in making its products including lasers, photodetectors and integrated circuits, or ICs, designed by its own internal IC engineering teams. The Company also has internal assembly and test capabilities that make use of internally designed equipment for the automated testing of the optical subsystems and components.
     The Company sells its optical subsystem and component products to manufacturers of storage systems, networking equipment and telecommunication equipment or their contract manufacturers, such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs. These customers in turn sell their systems to businesses and to wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers. Three customers, Cisco Systems, Alcatel-Lucent and Huawei, each represented more than 10% of total revenues during the first quarter of fiscal 2011.
     The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with accounting guidance provided by Financial Accounting Standards Board (“FASB”), the operating results of this business and the associated assets and liabilities are reported as discontinued operations in the accompanying condensed consolidated financial statements for the periods presented. See Note 3 for further information regarding the sale of the assets of the division.
     The accompanying unaudited condensed consolidated financial statements as of August 1, 2010 and for the three month periods ended August 1, 2010 and August 2, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the

Company’s financial position at August 1, 2010 and its operating results and cash flows for the three month periods ended August 1, 2010 and August 2, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended April 30, 2010.
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
2. Summary of Significant Accounting Policies
     For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2010. There have been no material changes to the Company’s significant accounting policies since the filing of the annual report on Form 10-K, except as noted below.
Recent Adoption of New Accounting Standards
     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. New disclosures under this guidance require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarified previous disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were adopted by the Company beginning May 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements are effective for the Company beginning May 2011.
     In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. It must be applied to transfers occurring on or after the effective date. The adoption of this guidance by the Company effective May 2010 did not have a material impact on the Company’s consolidated results of operations and financial condition.
Pending Adoption of New Accounting Standards
     In April 2010, the FASB issued revised guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The revised guidance should be implemented by recording a cumulative-

effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements.
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
     The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	August 1,	August 2,
	2010	2009
Numerator:
Income (loss) from continuing operations	$19,410	$(11,116)

Numerator for basic income (loss) per share from continuing operations	$19,410	$(11,116)

Effect of dilutive securities:
Convertible debt	$1,377	—

Numerator for diluted income (loss) per share from continuing operations	$20,787	$(11,116)
Denominator:
Denominator for basic income (loss) per share from continuing operations- weighted average shares	76,111	60,181
Effect of dilutive securities:
Employee stock options and restricted stock units	2,573	—
Warrants	36	—
Convertible debt	9,495	—

Dilutive potential common shares	12,104	—
Denominator for diluted income (loss) from continuing operations	88,215	60,181

Basic income (loss) per share from continuing operations	$0.26	($0.18)

Diluted income (loss) per share from continuing operations	$0.24	($0.18)

     For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.
     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009
Employee stock opitons	—	864
Conversion of convertible subordinated notes	—	1,687
Warrants assumed in acquisition	—	32

	—	2,583

Comprehensive Income
     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).
     The components of comprehensive income for the three months ended August 1, 2010 and August 2, 2009 were as follows (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009

Net income	$19,126	$25,963
Foreign currency translation adjustment, net of income taxes	(79)	3,876
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss, net of income taxes	—	14

Comprehensive income	$19,047	$29,853

     The component of accumulated other comprehensive income, net of taxes, was as follows (in thousands):

	August 1, 2010	April 30, 2010
Cumulative translation adjustment	15,712	15,791

Accumulated other comprehensive income	$15,712	$15,791

3. Discontinued Operations
     During the three months ended August 2, 2009, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.7 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s condensed consolidated statements of operations. The assets and liabilities and results of operation related to this business have been classified as discontinued operations in the condensed consolidated financial statements for both periods presented. The Company has elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flows.
     The following table summarizes results from discontinued operations (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009

Net revenue	$—	$6,753
Gross profit	—	4,892
Income (loss) from discontinued operations	(284)	37,079
Gain on sale of discontinued operations	—	35,888

     The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)

$35,888

     The transition services agreement the Company had entered into with the buyer in connection with the sale of the assets of the Network Tools Division, under which the Company agreed to provide manufacturing services to the buyer during the transition period was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the three months ended august 1, 2010 was $284,000.
4. Inventories
     Inventories consist of the following (in thousands):

	August 1, 2010	April 30, 2010

Raw materials	$55,256	$46,780
Work-in-process	54,432	54,352
Finished goods	44,898	38,393

Total inventories	$154,586	$139,525

     During the three months ended August 1, 2010 and August 2, 2009, the Company recorded charges of $3.8 million and $9.2 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.6 million and $2.7 million, respectively. As a result, cost of revenues associated with the sale of this inventory was zero.
     The Company has expensed and recorded on the balance sheet as non-cancelable purchase obligations of $756,000 and $722,000 as of August 1, 2010 and April 30, 2010, respectively. These purchase obligations are related to materials purchased and held by subcontractors on behalf of the Company to fulfill the subcontractors’ obligations at their facilities under the Company’s purchase orders.

5. Property and Equipment
     Property and equipment consist of the following (in thousands):

	August 1, 2010	April 30, 2010
Buildings	$8,356	$8,337
Computer equipment	38,057	36,236
Office equipment, furniture and fixtures	3,922	3,853
Machinery and equipment	188,320	178,894
Leasehold improvements	18,714	18,699
Construction-in-process	3,929	4,190

Total	261,298	250,209
Accumulated depreciation and amortization	(167,912)	(160,995)

Property, equipment and improvements (net)	$93,386	$89,214

6. Intangible Assets
     The following table reflects intangible assets subject to amortization as of August 1, 2010 and April 30, 2010 (in thousands):

	August 1, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(65,439)	$10,497
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,952)	11,018
Purchased patents	375	(81)	294

Total	$93,453	$(71,644)	$21,809

	April 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(64,247)	$11,689
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,569)	11,401
Purchased patents	375	(63)	312

Total	$93,453	$(70,051)	$23,402

     Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2011	$4,633
2012	5,410
2013	3,998
2014	2,347
2015 and beyond	5,421

Total	$21,809

7. Investments
     The following table presents a summary of the Company’s investments measured at fair value on a recurring basis as of August 1, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$140,075	$—	$—	$140,075

Total cash equivalents	$140,075	$—	$—	$140,075

Cash				52,077

Total cash and cash equivalents				$192,152

     The following table presents a summary of the Company’s investments measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$140,014	$—	$—	$140,014

Total cash equivalents	$140,014	$—	$—	$140,014

Cash				67,010

Total cash and cash equivalents				$207,024

     The gross realized gains and losses for the three months ended August 1, 2010 and August 2, 2009 were immaterial. Realized gains and losses were calculated based on the specific identification method.
8. Minority Investments
Cost Method Investments
     The carrying value of minority investments at both August 1, 2010 and April 30, 2010 was $12.3 million and was comprised of the Company’s minority investment in three privately held companies accounted for under the cost method. The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested. At the time the Company made its investments, in most cases the companies had not completed development of their products and the Company did not enter into any significant supply agreements with any of the companies in which it invested.

9. Convertible Debt
     The Company’s convertible debt balances as of August 1, 2010 and April 30, 2010 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of August 1, 2010
Convertible senior notes due October 2029	$100,000	5.00%	2030
Convertible subordinated notes due October 2010	3,900	2.50%	2011
Convertible senior subordinated notes due October 2010	25,681	2.50%	2011
Unamortized debt discount	(367)

Convertible senior subordinated notes, net	25,314

Total	$129,214

As of April 30, 2010
Convertible senior notes due October 2029	$100,000	5.00%	2030
Convertible subordinated notes due October 2010	3,900	2.50%	2011
Convertible senior subordinated notes due October 2010	25,681	2.50%	2011
Unamortized debt discount	(742)

Convertible senior subordinated notes, net	24,939

Total	$128,839

     During the first quarter of fiscal 2010, the Company adopted authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The separation of the conversion option creates an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense and a decrease in net income and earnings per share. The provisions of this accounting guidance apply to the to the Company’s $25.7 million aggregate principal amount of 2 1/2% Convertible Senior Subordinated Notes due October 2010, and the Company has accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt borrowing rate at the date of issuance of 8.59%. The guidance required retrospective application to all periods presented.
     The guidance also required the debt issuance costs to be allocated to the equity component based on the percentage split between the liability and equity component of the debt. Accordingly, the Company allocated $700,000 of the total debt issuance costs of $1.9 million to the equity component. The remaining $1.2 million of debt issuance cost would continue to be amortized over the expected life of the debt on a straight line basis.
     At August 1, 2010, the if-converted value of the Convertible Senior Subordinated Notes did not exceed the principal balance.
     At August 1, 2010, the $366,890 unamortized debt discount had a remaining amortization period of approximately 3 months.
     The following table provides additional information about the Company’s Convertible Senior Subordinated Notes that may be settled for cash (in thousands):

	August 1, 2010	April 30, 2010
Carrying amount of the equity component	$19,283	$19,283
Effective interest rate on liability component	8.59%	8.59%

     The following table presents the associated interest expense related to the Company’s Convertible Senior Subordinated Notes that may be settled in cash, which consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009

Non-cash interest cost	$375	$1,235
Cash interest cost	166	601

	$541	$1,836

10. Long-term Debt
Malaysian Bank Loan
     In July 2008, the Company’s Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company’s Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company’s Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company and its subsidiary were in compliance with all covenants associated with these loans as of August 1, 2010 and April 30, 2010.
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
     The following table provides information regarding the current and long-term portion of the remaining principal outstanding under these loans as of the respective dates (in thousands):

	August 01,	April 30,
	2010	2010
Malaysian loan
Current portion of long-term debt	$4,000	$4,000
Long-term debt, net of current portion	8,750	9,750

Sub-total	12,750	13,750

Chinese loan
Long-term debt	5,500	5,500

Total long-term debt	$18,250	$19,250

11. Short-term Debt
     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by the Company’s U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. The Company was in compliance with all covenants associated with this facility as of August 1, 2010. As of August 1, 2010, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement.

12. Warranty
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
     Changes in the Company’s warranty liability during the following period were as follows (in thousands):

Three Months Ended
August 1, 2010
Beginning balance at April 30, 2010	$5,472
Additions during the period based on product sold	1,145
Settlements	9
Changes in liability for pre-existing warranties, including expirations	(966)

Ending balance at August 1, 2010	$5,660

13. Fair Value of Financial Instruments
     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of August 1, 2010 and April 30, 2010 were as follows (in thousands):

	August 1, 2010		April 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$192,152	$192,152	$207,024	$207,024

Total	192,152	192,152	207,024	207,024

Financial liabilities:
Convertible notes	129,214	210,213	128,839	188,710
Long-term debt	18,250	17,465	19,250	18,183

Total	$147,464	$227,678	$148,089	$206,893

Cash and cash equivalents — The fair value of cash and cash equivalents approximates its carrying value.
Convertible notes —The fair value of the 5% Convertible Notes is based on the market price in the open market on July 27, 2010. The fair value of the 2.5% Subordinated Notes and Senior Subordinated Notes has been calculated using a standard convertible model using the stock borrow rate, stock volatility and credit spread on debt securities as inputs.
Long-term debt — The fair value of long-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.
     The Company has not estimated the fair value of its minority investments as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of August 1, 2010, the carrying value of the Company’s minority investments was $12.3 million which management believes is not impaired.

14. Stockholders’ Equity
     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended August 1, 2010 and August 2, 2009 which was reflected in the Company’s operating results (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009
Cost of revenues	$746	$1,032
Research and development	1,037	1,521
Sales and marketing	451	578
General and administrative	1,018	1,040

Total	$3,252	$4,171

     The total stock-based compensation capitalized as part of inventory as of August 1, 2010 was $752,000.
     During the three months ended August 1, 2010 and August 2, 2009, 355,580 and 801,518 shares of common stock were issued under the Company’s Employee Stock Purchase Plan, respectively, and 300,609 and 33,947 stock options were exercised, respectively. The number of restricted stock units released during the three months ended August 1, 2010 and August 2, 2009 were 11,713 and 7,215, respectively.
     As of August 1, 2010, total compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $28.7 million which is expected to be recognized over the next 42 months.
15. Income Taxes
     The Company recorded a provision for income taxes of $2.1 million and $159,000, respectively, for the three months ended August 1, 2010 and August 2, 2009. The $2.1 million provision for income tax expense for the three months ended August 1, 2010 includes state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company’s net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company’s net deferred tax assets as of August 1, 2010 have been fully offset by a valuation allowance.
     A portion of the valuation allowance for deferred tax assets at August 1, 2010 relates to the tax benefits of stock option deductions, the tax benefit of which will be credited to paid-in capital if and when realized and thereafter, to income tax expense.
     Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.
     The Company’s total gross unrecognized tax benefits as of April 30, 2010 and August 1, 2010 were $12.6 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.6 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.
     Due to the Company’s taxable loss position since inception, all tax years are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examination in various foreign and state jurisdictions, none of which were individually material. It is the Company’s belief that no significant changes in the unrecognized tax benefit positions will occur through April 30, 2011.
     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At August 1, 2010, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended August 1, 2010.

16. Segment and Geographic Information
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
     The following table sets forth revenues by geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Three Months Ended
	August 1,	August 2,
	2010	2009
Revenues from sales to unaffiliated customers:
United States	$63,003	$49,001
Malaysia	32,855	22,361
China	39,222	17,022
Rest of the world	72,802	40,341

	$207,882	$128,725

     Revenues generated in the United States are all from sales to customers located in the United States.
     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	August 1,	April 30,
	2010	2010
Long-lived assets
United States	$70,802	$70,975
Malaysia	35,141	35,575
Rest of the world	26,672	23,965

	$132,615	$130,515

17. Restructuring Charges
     During the second quarter of fiscal 2006, the Company consolidated its Sunnyvale facilities into one building and permanently exited a portion of its Scotts Valley facility. As a result of these activities, the Company recorded restructuring charges of approximately $3.1 million. During fiscal 2009, the Company recorded additional restructuring charges of $600,000 for lease payments for the remaining portion of the Scotts Valley facility that had been used for a product line of its discontinued operations which was sold in first quarter of fiscal 2009. During fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
     The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2011 (in thousands):

Balance as of April 30, 2010	$4,664
Charges	—
Cash payments	(207)

Balance as of August 1, 2010	$4,457

     As of August 1, 2010, $4.5 million of committed facilities payments related to restructuring activities remained accrued, of which $457,000 is expected to be fully utilized in the next twelve months and $4.0 million is expected to be paid out from fiscal 2012 through fiscal 2020.

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
     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers’ contribution to the settlement and certain costs. This amount was accrued in the Company’s consolidated financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment has been appealed by certain individual class members.
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
JDSU/Emcore Patent Litigation
     On September 11, 2006, JDSU and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that certain cable television transmission products acquired in connection with the Company’s acquisition of Optium Corporation, specifically the Company’s prior generation 1550 nm HFC externally modulated transmitter, infringe two U.S. patents, referred to as the “‘003 and ‘071 Patents.” On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company’s prior generation 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications infringes another U.S. patent, referred to as the “‘374 Patent”.
     A trial with respect to the two actions was held in October 2009. On November 1, 2009, the jury delivered its verdict that the Company had infringed the ‘003 and the ‘071 Patents as well as the ‘374 Patent. In addition, the jury found that the Company’s infringement of the ‘003 and the ‘071 Patents was willful. The jury determined that, with respect to the ‘003 and the ‘071 Patents, Emcore was entitled to $974,364 in damages and JDSU was entitled to $622,440 in damages, and, with respect to the ‘374 Patent, Emcore was entitled to $1,800,000 in damages. The Court declined to enhance the damages award with respect to the ‘003 and ‘071 Patents as a result of the jury’s determination that the Company’s infringement was willful. In addition, the Court declined to issue a permanent injunction against further manufacture or sale of the products found to have infringed the patents-in-suit. The Company is appealing on several grounds.
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
     On March 23, 2010, each defendant filed a first amended answer in which they denied the allegations of the complaint and asserted affirmative defenses including non-infringement, invalidity, statute of limitations, prosecution history estoppel, laches, estoppel and “other defenses.” Each defendant also asserted counterclaims against the Company seeking declaratory judgment of invalidity for each of the patents asserted in the complaint, declaratory judgment of unenforceability for certain of the patents asserted in the complaint, alleging monopolization of “the Digital Diagnostics Technology Market” in violation of Section 2 of the Sherman Act, attempted monopolization of “the Optical Transceiver Market” in violation of Section 2 of the Sherman Act, breach of contract, and unfair competition. Source Photonics, Inc. also asserted counterclaims alleging that certain of the Company’s optoelectronic transceivers infringe two of its patents. NeoPhotonics Corp. also asserted counterclaims alleging that certain of the Company’s wavelength selective switches infringe two of its patents. Each defendant asked the Court to enter judgment (a) denying the Company relief and dismissing the complaint with prejudice, (b) granting declaratory judgment that the Company’s asserted patents are invalid, (c) awarding attorneys’ fees and reasonable expenses, (d) awarding compensatory damages for the Company’s allegedly anticompetitive conduct, and trebling such damages, (e) permanently enjoining the Company from allegedly monopolizing or attempting to monopolize the United States markets for optical transceiver and digital diagnostics technology for such transceivers, (f) awarding attorneys’ fees and costs, (g) granting declaratory judgment that certain of the Company’s asserted patents are unenforceable, (h) for damages resulting from the Company’s alleged breach of contract, (i) permanently enjoining the Company from engaging in allegedly unfair competition, (j) restoring money and/or property that the Company has allegedly acquired by means of such unfair competition, (k) awarding all costs, expenses and interest, including prejudgment interest, and (l) for such additional relief as the Court may deem just and proper. Source Photonics, Inc. and NeoPhotonics Corp. each asked the Court in addition to enter judgment (m) finding that the Company has infringed, actively induced the infringement of, and/or contributed to the infringement of each of their respective asserted patents, (n) awarding damages not less than a reasonable royalty, and (o) permanently enjoining the Company from such alleged infringement. NeoPhotonics Corp. also asked the Court to enter judgment trebling damages for the Company’s allegedly willful infringement of one of its two asserted patents. The Company filed a motion to dismiss the defendants’ non-patent counterclaims or, in the alternative, to sever and stay those counterclaims and to strike certain of the defendants’ affirmative defenses on April 13, 2010. The defendants filed their opposition to the Company’s motion on April 29, 2010, and the Company filed its reply on May 6, 2010.
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
     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of August 1, 2010. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.
     During the first quarter of fiscal 2009, the Company’s Malaysian subsidiary entered into loan agreements with a Malaysian bank (See Note 10. Long-term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of August 1, 2010 was $12.8 million.
20. Related Party Transaction
     During the three months ended August 1, 2010, the Company paid $43,000 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr Gertel, for no additional consideration, 2,150 restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next 3 anniversaries thereafter, to be fully vested on June, 2014, subject to him continuing to provide services to Finisar. During the three months ended August 2, 2009, the Company paid Mr. Gertel’s company $36,700 in cash compensation. The amounts paid to Mr Gertel represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.

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
Business Overview
     We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television, or CATV, networks and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products, known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.
     Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products including lasers, photodetectors and integrated circuits, or ICs, designed by our own internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.
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
Recent Developments
Sale of Network Tools Division
     On July 15, 2009, we completed the sale of substantially all of the assets of our Network Tools Division to JDSU. We received $40.7 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes in the first quarter of fiscal 2010. The assets, liabilities and operating results related to this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. Following the completion of the sale, we no longer offer network performance test products.
Exchange Offers
     On August 11, 2009, we completed exchange offers under which we exchanged $33.1 million aggregate principal amount of our outstanding 2 1/2% Convertible Subordinated Notes due 2010 and $14.4 million aggregate principal amount of our outstanding 2 1/2% Convertible Senior Subordinated Notes due 2010 for an aggregate of approximately $24.9 million in cash and approximately 3.5 million shares of our common stock.

Reverse Stock Split
     On September 25, 2009, we effected a one-for-eight reverse split of our common stock.
Credit Facility
     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by Finisar’s U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions.
Convertible Debt Financing
     On October 15, 2009 we sold $100 million aggregate principal amount of a new series of 5.0% Convertible Senior Notes due 2029.
Repurchase of Convertible Notes
     In fiscal 2010, we purchased $51.9 million aggregate principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 and $13.0 million aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 in privately negotiated transactions.
Common Stock Offering
     On March 23, 2010, we completed the sale of 9,787,093 shares of our common stock at a price to the public of $14.00 per share. Total gross proceeds of the offering were $137.0 million. Net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $131.1 million.
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 30, 2010.

Results of Operations
     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	August 1, 2010	August 2, 2009
Revenues	100.0%	100.0%
Cost of revenues	65.3	76.2
Amortization of acquired developed technology	0.6	1.0

Gross profit	34.1	22.8
Operating expenses:	12.8	16.4
Research and development
Sales and marketing	4.4	5.3
General and administrative	5.3	7.5
Amortization of purchased intangibles	0.2	0.5

Total operating expenses	22.7	29.7

Income (loss) from operations	11.4	(6.9)
Interest income	—	—
Interest expense	(1.0)	(1.9)
Other income (expense), net	(0.1)	0.2

Income (loss) from continuing operations before income taxes	10.3	(8.6)
Provision for income taxes	1.0	0.1

Income (loss) from continuing operations	9.3	(8.7)
Income (loss) from discontinued operations, net of income taxes	(0.1)	28.8

Net income	9.2%	20.1%

     Revenues. Revenues increased $79.2 million, or 61.5%, to $207.9 million in the quarter ended August 1, 2010 compared to $128.7 million in the quarter ended August 2, 2009. The increase reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they deal with the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.
     The following table sets forth the changes in revenue by product segment (in thousands):

	Three months ended
	August 1,	August 2,
	2010	2009	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$29,845	$13,479	$16,366	121.4%
Metro/Telecom	64,230	38,424	25,806	67.2%

Subtotal	94,075	51,903	42,172	81.3%
Less than 10 Gbps:
LAN/SAN	48,983	37,003	11,980	32.4%
Metro/Telecom	30,051	25,140	4,911	19.5%

Subtotal	79,034	62,143	16,891	27.2%

Total transceivers, transponders & components	173,109	114,046	59,063	51.8%
ROADM linecards and WSS modules	30,477	10,945	19,532	178.5%
CATV	4,296	3,734	562	15.1%

Total revenues	$207,882	$128,725	$79,157	61.5%

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, was $1.2 million each in the quarter ended August 1, 2010 and the quarter ended August 2, 2009.

     Gross Profit. Gross profit increased $41.5 million, or 141.1%, to $70.9 million in the quarter ended August 1, 2010 compared to $29.4 million in the quarter ended August 2, 2009. Gross profit as a percentage of revenues increased by 11.3%, from 22.8% in the quarter ended August 2, 2009 to 34.1% in the quarter ended August 1, 2010. We recorded charges of $3.8 million for obsolete and excess inventory in the quarter ended August 1, 2010 compared to $9.2 million in the quarter ended August 2, 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $3.6 million in the quarter ended August 1, 2010 and $2.7 million in the quarter ended August 2, 2009. As a result, we recognized a net charge of $0.2 million in the quarter ended August 1, 2010 compared to $6.5 million in the quarter ended August 2, 2009. Manufacturing overhead includes stock-based compensation charges of $746,000 in the quarter ended August 1, 2010 and $1.0 million in the quarter ended August 2, 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $73.0 million, or 35.1% of revenue, in the quarter ended August 1, 2010 compared to $38.1 million, or 29.6% of revenue in the quarter ended August 2, 2009. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products partially offset by the unfavorable impact of lower pricing on some products. Manufacturing overhead costs increased by 3.0% compared to the 11.3% increase in revenues.
     Research and Development Expenses. Research and development expenses increased $5.6 million, or 26.5%, to $26.6 million in the quarter ended August 1, 2010 compared to $21.0 million in the quarter ended August 2, 2009. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $1.0 million in the quarter ended August 1, 2010 and $1.5 million in the quarter ended August 2, 2009. Research and development expenses as a percent of revenues decreased to 12.8% in the quarter ended August 1, 2010 compared to 16.4% in the quarter ended August 2, 2009.
     Sales and Marketing Expenses. Sales and marketing expenses increased $2.3 million, or 33.1%, to $9.1 million in the quarter ended August 1, 2010 compared to $6.8 million in the quarter ended August 2, 2009. The increase was primarily due to increased sales commissions as a result of the increase in revenues. Included in sales and marketing expenses were stock-based compensation charges of $451,000 in the quarter ended August 1, 2010 and $578,000 in the quarter ended August 2, 2009. Sales and marketing expenses as a percent of revenues decreased to 4.4% in the quarter ended August 1, 2010 compared to 5.3% in the quarter ended August 2, 2009.
     General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 15.1%, to $11.1 million in the quarter ended August 1, 2010 compared to $9.6 million in the quarter ended August 2, 2009. The increase was primarily due to increases in personnel related costs and legal costs. Included in general and administrative expenses were stock-based compensation charges of $1.0 million each in the quarter ended August 1, 2010 and in the quarter ended August 2, 2009. General and administrative expenses as a percent of revenues decreased to 5.3% in the quarter August 1, 2010 compared to 7.5% in the quarter ended August 2, 2009.
     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $318,000, or 45.4%, to $383,000 in the quarter ended August 1, 2010 compared to $701,000 in the quarter ended August 2, 2009. The decrease was primarily due to the full amortization of certain purchased intangibles acquired in Optium merger.
     Interest Income. Interest income increased $82,000 to $92,000 in the quarter ended August 1, 2010 compared to $10,000 in the quarter ended August 2, 2009. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010.
     Interest Expense. Interest expense decreased $279,000, or 11.5%, to $2.2 million in the quarter ended August 1, 2010 compared to $2.4 million in the quarter ended August 2, 2009. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million of aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010. Interest expense for the quarter ended August 1, 2010 included $1.3 million related to our 5% Convertible Subordinated Notes due October 2029, $500,000 related to various other debt instruments and a non-cash charge of $375,000 due to the adoption of authoritative accounting guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense. Interest expense for the quarter ended August 2, 2009 included $927,000 related to our convertible subordinated notes due in 2010, $262,000 related to various other debt instruments and a non-cash charge of $1.2 million related to the accounting for our senior convertible notes.

     Other Income (Expense), Net. Other expense was $192,000 in the quarter ended August 1, 2010 compared to other income of $253,000 in the quarter ended August 2, 2009. Other expense in quarter ended August 1, 2010 primarily consisted of $248,000 of amortization of issuance costs for our 5% Convertible Subordinated Notes and unrealized non-cash foreign exchange losses of $390,000 related to the re-measurement of a $12.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit. These expenses were partially offset by realized foreign exchange gains of $457,000. Other income in quarter ended August 2, 2009 was primarily due to gains on the sale of an equity investment.
     Provision for Income Taxes. We recorded income tax provisions of $2.1 million and $159,000, respectively, for the quarters ended August 1, 2010 and August 2, 2009. The income tax provision for the quarter ended August 1, 2010 primarily represents current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized.
     Income from Discontinued Operation, Net of Taxes. The transition services agreement we had entered into with JDSU in connection with the sale of the assets of the Network Tools Division, under which we agreed to provide manufacturing services to them during the transition period, was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the quarter was $284,000.
Liquidity and Capital Resources
Cash Flows from Operating Activities
     Net cash used in operating activities was $6.5 million in the quarter ended August 1, 2010, compared to $16.5 million in the quarter ended August 2, 2009. Cash used in operating activities in the quarter ended August 1, 2010 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $13.7 million, and cash used for working capital requirements primarily related to increases in accounts receivable and inventory. Accounts receivable primarily due to increase in revenues. Inventory increased primarily to support higher levels of sales. Cash used in operating activities in the quarter ended August 2, 2009 consisted of net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $15.7 million, and cash used for working capital, primarily related to increase in accounts receivable and a decrease in other accrued liabilities. Accounts receivable increased by $17.6 million primarily because we discontinued the sales of accounts receivable under our previous arrangement with Silicon Valley Bank during the first quarter of fiscal 2010. Other accrued liabilities decreased by $5.7 million due to repayment of $5.7 million to Silicon Valley Bank borrowed against the line of credit available under the accounts receivable purchase arrangement.
Cash Flows from Investing Activities
     Net cash used in investing activities totaled $12.1 million in the quarter ended August 1, 2010 compared to net cash provided by investing activities of $38.8 million in the quarter ended August 2, 2009. Net cash used in investing activities in the quarter ended August 1, 2010 represented expenditures for capital equipment. Net cash provided by investing activities in the quarter ended August 2, 2009 was primarily due to the $40.7 million in cash received from sale the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash from the sale of a product line in the first quarter of fiscal 2009 which was recorded as a gain from sale of a product line in the first quarter of fiscal 2010. These gains were partially offset by $3.2 million of expenditures for capital equipment.
Cash Flows from Financing Activities
     Net cash provided by financing activities totaled $3.8 million in the quarter ended August 1, 2010 compared to $875,000 in the quarter ended August 2, 2009. Cash provided by financing activities for the quarter ended August 1, 2010 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $4.8 million, partially offset by repayments of borrowings totaling $1.0 million. Cash provided by financing activities for the quarter ended August 2, 2009 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $2.4 million, partially offset by repayments of borrowings totaling $1.5 million.
Contractual Obligations and Commercial Commitment
     At August 1, 2010 we had contractual obligations of $213.0 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$18,250	$4,000	$13,500	$750	$—
Convertible debt	129,581	29,581	—	—	100,000
Interest on debt	24,011	5,915	10,589	7,507	—
Operating leases (a)	40,434	6,291	9,205	7,197	17,741
Purchase obligations	756	756	—	—	—

Total contractual obligations	$213,032	$46,543	$33,294	$15,454	$117,741

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
     At August 1, 2010, total long-term debt and principal amounts due under convertible debt were $147.8 million, compared to $148.8 million at April 30, 2010.
     Long-term debt principally consists of borrowings by our Malaysian subsidiary under two separate loan agreements entered into with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We and our subsidiary were in compliance with all covenants associated with these loans as of August 1, 2010. At August 1, 2010, the principal balance outstanding under these loans was $12.8 million. Long-term debt also includes borrowings by our Chinese subsidiary under a loan agreement entered in with a bank in China in January 2010. Under this agreement, our Chinese subsidiary borrowed a total of $5.5 million at an initial interest rate of 2.6% per annum. The loan is payable in full on January 6, 2013. Interest is payable quarterly.
     Convertible debt consists of a series of convertible subordinated notes in the aggregate principal amount of $3.9 million due October 15, 2010, a series of convertible senior subordinated notes in the aggregate principal amount of $25.7 million due October 15, 2010 and a series of convertible senior notes in the aggregate principal amount of $100.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The senior subordinated notes due October 15, 2029 are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Aggregate annual interest payments on all series of the notes are approximately $5.7 million.
     Interest on debt consists of the scheduled interest payments on our long-term and convertible debt.
     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.
     Purchase obligations are related to materials purchased and held by subcontractors on our behalf to fulfill the subcontractors’ purchase order obligations at their facilities. Our policy with respect to all purchase obligations is to record losses, if any, when they are probable and reasonably estimable. We believe we have made adequate provision for potential exposure related to inventory purchased by subcontractors which may go unused. Estimated losses on purchase obligations of $756,000 have been expensed and recorded on the condensed consolidated balance sheet as non-cancelable purchase obligations as of August 1, 2010.
Sources of Liquidity and Capital Resource Requirements
     At August 1, 2010, our principal sources of liquidity consisted of $192.2 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations.

     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our remaining outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by our U.S. subsidiaries and secured by substantially all of our assets and those of our U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of August 1, 2010, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under this agreement.
     We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future or to repay or otherwise retire all of our outstanding 5% convertible notes due 2029, in the aggregate principal amount of $100 million which is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.
Off-Balance-Sheet Arrangements
     At August 1, 2010 and April 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010. Our exposure related to market risk has not changed materially since April 30, 2010.
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
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended August 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          Reference is made to “Part I, Item I, Financial Statements — Note 18. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended August 1, 2010.
Item 1A. Risk Factors
          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2010.
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
     We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key components and subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, from time to time we have encountered shortages and delays in obtaining components. We are currently encountering such shortages and expect to encounter additional shortages and delays in the future. Recently, many of our suppliers have extended lead times for many of their products as the result of significantly reducing capacity in light of the global slowdown in demand. This reduction in capacity has reduced the ability of many suppliers to respond to increases in demand. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, our business may be harmed by the resulting product manufacturing and delivery delays. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.
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
     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 47% of our revenues in the first quarter of fiscal 2011, 43% of our revenues in fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.
     The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunications systems manufacturers and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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
     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies) and JDSU. Our principal competitors for optical transceivers sold for MAN, WAN and telecom applications based on the SONET/SDH protocols include Oclaro (formed with the merger of Bookham and Avanex), Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDSU, Oclaro and Oplink. Our principal competitors for cable TV products include AOI and Emcore. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.
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
     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2009, we have written off all of the goodwill associated with our past acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.
We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.
     Since inception we have made minority equity investments in early-stage technology companies, totaling approximately $56 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of August 1, 2010 in future periods.
Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Section 382 of the Internal Revenue Code.
     As of August 1, 2010, we had net operating loss, or NOL, carryforward amounts of approximately $485 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and U.S. federal and state tax credit carryforward amounts of approximately $14.7 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2010 through 2029, and $2.2 million of such carry forwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2011 through 2029, and $94.6 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Section 382 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.
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
     As of August 1, 2010, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $100.0 million, 2 1/2% Convertible Senior Subordinated Notes due 2010 in the principal amount of $25.7 million and 2 1/2% Convertible Subordinated Notes due 2010 in the principal amount of $3.9 million. The $100.0 million in principal amount of our 5.0% Senior Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. The $3.9 million in principal amount of our 2 1/2% Convertible Subordinated Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $29.64 per share. The $25.7 million in principal amount of our 2 1/2% Convertible Senior Subordinated Notes are convertible at a conversion price of $26.24, with the underlying principal payable in cash, upon the trading price of our common stock reaching $39.36 for a period of time. An aggregate of approximately 9,821,000 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.
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

Item 6. Exhibits
     The exhibits listed in the Exhibit Index are filed as part of this report (see page 45).

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

Dated: September 9, 2010

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