Form 10-Q
period 2010-10-31
FINISAR CORP
filed 2010-12-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

     At November 30, 2010, there were 77,196,930 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	October 31, 2010	April 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$184,928	$207,024
Accounts receivable, net of allowance for doubtful accounts of $1,190 at October 31, 2010 and $2,085 at April 30, 2010	173,243	127,617
Accounts receivable, other	11,826	12,855
Inventories	167,021	139,525
Deferred tax assets	1,559	2,238
Prepaid expenses	9,571	6,956
Total current assets	548,148	496,215
Property, equipment and improvements, net	100,960	89,214
Purchased technology, net	9,576	11,689
Other intangible assets, net	10,910	11,713
Minority investments	18,169	12,289
Other assets	4,995	5,610
Total assets	$692,758	$626,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,598	$76,838
Accrued compensation	21,861	18,289
Other accrued liabilities	19,426	21,076
Deferred revenue	8,475	6,571
Current portion of convertible debt (Note 9)	—	28,839
Current portion of long-term debt (Note 10)	4,000	4,000
Non-cancelable purchase obligations	1,313	722
Total current liabilities	141,673	156,335
Long-term liabilities:
Convertible debt, net of current portion (Note 9)	100,000	100,000
Long-term debt, net of current portion (Note 10)	13,250	15,250
Other non-current liabilities	12,762	6,260
Deferred tax liabilities	328	239
Total liabilities	268,013	278,084
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 1, 2010 and April 30, 2010	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 77,184,585 shares issued and outstanding at October 31, 2010 and 75,824,913 shares issued and outstanding at April 30, 2010	77	76
Additional paid-in capital	2,048,708	2,030,373
Accumulated other comprehensive income	20,632	15,791
Accumulated deficit	(1,644,672)	(1,697,594)
Total stockholders' equity	424,745	348,646
Total liabilities and stockholders' equity	$692,758	$626,730

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Revenues	$240,943	$145,730	$448,825	$274,455
Cost of revenues	157,343	104,745	293,135	202,875
Amortization of acquired developed technology	1,200	1,192	2,392	2,385
Gross profit	82,400	39,793	153,298	69,195
Operating expenses:
Research and development	28,148	21,575	54,765	42,622
Sales and marketing	9,247	7,313	18,322	14,132
General and administrative	8,517	8,177	19,593	17,798
Restructuring charges	—	4,173	—	4,173
Amortization of purchased intangibles	383	518	766	1,219
Total operating expenses	46,295	41,756	93,446	79,944
Income (loss) from operations	36,105	(1,963)	59,852	(10,749)
Interest income	143	9	235	19
Interest expense	(2,077)	(2,167)	(4,232)	(4,601)
Loss on debt extinguishment	—	(25,067)	—	(25,067)
Other income (expense), net	192	(2,191)	—	(1,938)
Income (loss) from continuing operations before income taxes	34,363	(31,379)	55,855	(42,336)
Provision for income taxes	567	38	2,649	197
Income (loss) from continuing operations	$33,796	$(31,417)	$53,206	$(42,533)
Income (loss) from discontinued operations, net of income taxes	$—	$(67)	$(284)	$37,012
Net income (loss)	$33,796	$(31,484)	$52,922	$(5,521)
Basic:
Income (loss) per share from continuing operations	$0.44	$(0.49)	$0.70	$(0.68)
Income (loss) per share from discontinued operations	$—	$(0.00)	$(0.00)	$0.60
Net income (loss) per share	$0.44	$(0.49)	$0.70	$(0.08)

Diluted:
Income (loss) per share from continuing operations	$0.39	$(0.49)	$0.63	$(0.68)
Income (loss) per share from discontinued operations	$—	$(0.00)	$(0.00)	$0.60
Net income (loss) per share	$0.39	$(0.49)	$0.63	$(0.08)

Shares used in computing net income (loss) per share
Basic	76,766	64,198	76,433	62,157
Diluted	89,521	64,198	89,013	62,157
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 31, 2010	November 1, 2009
Operating activities
Net income (loss)	$52,922	$(5,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,428	14,782
Stock-based compensation expense	8,219	8,807
Non-cash interest cost on 2.5% convertible senior subordinated notes	742	2,291
Amortization of purchased technology and finite lived intangibles	487	1,296
Amortization of acquired developed technology	2,392	2,555
Impairment of minority investments	—	2,000
Loss on sale or retirement of assets	—	275
Loss on debt extinguishment	—	23,581
Gain on sale of equity investment	—	(375)
Gain on sale of a product line	—	(1,250)
Gain on sale of discontinued operations	—	(35,888)
Changes in operating assets and liabilities:
Accounts receivable	(45,626)	(14,104)
Inventories	(24,692)	(3,675)
Other assets	(1,465)	(2,121)
Deferred income taxes	769	(13)
Accounts payable	9,760	6,494
Accrued compensation	3,556	(886)
Other accrued liabilities	(1,903)	(2,110)
Deferred revenue	8,659	174
Net cash provided by (used in) operating activities	31,248	(3,688)
Investing activities
Purchases of property, equipment and improvements	(25,700)	(10,711)
Proceeds from sale of equity investment	—	375
Proceeds from disposal of product line	—	1,250
Purchase of intangible assets	—	(375)
Purchase of available for sale minority investment	(5,880)	—
Proceeds from sale of discontinued operation	—	40,683
Net cash provided by (used in) investing activities	(31,580)	31,222
Financing activities
Repayment of convertible notes related to acquisition	—	—
Issuance of 5% convertible notes	—	98,057
Repayments of borrowings under notes	(2,000)	(3,021)
Repayment of convertible notes	(29,581)	(82,575)
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	9,817	3,458
Net cash provided by (used in) financing activities	(21,764)	15,919
Net increase (decrease) in cash and cash equivalents	(22,096)	43,453
Cash and cash equivalents at beginning of period	207,024	37,221
Cash and cash equivalents at end of period	$184,928	$80,674
Supplemental disclosure of cash flow information
Cash paid for interest	3,177	2,215
Cash paid for taxes	697	211
Issuance of common stock for repayment of convertible debt	—	16,383
See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

Description of Business

     Finisar Corporation (the “Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used to interconnect equipment in local area networks, or LANs, storage area networks, or SANs, metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television, or CATV, networks, and wide area networks, or WANs. The Company's optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps using a wide range of network protocols and physical configurations over distances from 70 meters up to 200 kilometers. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwith over several wavelengths on the same fiber. The Company also provides products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical link to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. The Company's line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for the Company's products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

     The Company's manufacturing operations are vertically integrated and include internal production, assembly and test capabilities for the Company's optical subsystem products, as well as key components used in those subsystems. The Company produces many of the key components used in making its products including lasers, photodetectors and integrated circuits, or ICs, designed by its own internal IC engineering teams. The Company also has internal assembly and test capabilities that make use of internally designed equipment for the automated testing of the optical subsystems and components.

     The Company sells its optical subsystem and component products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs, and to their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunications service providers and CATV operators, collectively referred to as carriers. Sales to top five customers of the Company represented 49% of the revenues in the second quarter of fiscal 2011. Sales to top five customers of the Company represented 48% of the revenues in the first six months of fiscal 2011.

     The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with accounting guidance provided by the Financial Accounting Standards Board (“FASB”), the operating results of this business and the associated assets and liabilities are reported as discontinued operations in the accompanying condensed consolidated financial statements for the periods presented. See Note 3 for further information regarding the sale of the assets of the division.

     The accompanying unaudited condensed consolidated financial statements as of October 31, 2010 and for the three and six month periods ended October 31, 2010 and November 1, 2009 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at October 31, 2010 and its operating results and cash flows for the three and six month periods ended October 31, 2010 and November 1, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2010 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods).

Reclassifications

     Certain reclassifications have been made to the cash flow statement to conform to the current year presentation. These changes had no impact on the Company's previously reported financial position, results of operations and cash flows.

Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies

     For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2010. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, except as noted below.

Recent Adoption of New Accounting Standards

     In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. New disclosures under this guidance require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarified previous disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were adopted by the Company beginning May 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

 Pending Adoption of New Accounting Standards

     From time to time, new accounting pronouncements are issued by FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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

The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Numerator:
Income (loss) from continuing operations	$33,796	$(31,417)	$53,206	$(42,533)
Numerator for basic income (loss) per share from continuing operations	$33,796	$(31,417)	$53,206	$(42,533)
Effect of dilutive securities:
Convertible debt interest expense	$1,373	$—	$2,743	$—
Numerator for diluted income (loss) per share from continuing operations	$35,169	$(31,417)	$55,949	$(42,533)
Denominator:
Denominator for basic income (loss) per share from continuing operations- weighted average shares	76,766	64,198	76,433	62,157
Effect of dilutive securities:
Employee stock options and restricted stock units	3,248	—	3,061	—
Warrants	36	—	36	—
Convertible debt	9,471	—	9,483	—
Dilutive potential common shares	12,755	—	12,580	—
Denominator for diluted income (loss) from continuing operations	89,521	64,198	89,013	62,157
Basic income (loss) per share from continuing operations	$0.44	$(0.49)	$0.70	$(0.68)
Diluted income (loss) per share from continuing operations	$0.39	$(0.49)	$0.63	$(0.68)

   For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Employee stock options	2,210	5,422	2,251	6,061

     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Employee stock options	—	1,423	—	1,252
Conversion of convertible subordinated notes	—	2,401	—	2,015
Warrants assumed in acquisition	—	34	—	33
	—	3,858	—	3,300

Comprehensive Income (Loss)

     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

     The components of comprehensive income (loss) for the three and six months ended October 31, 2010 and November 1, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Net income (loss)	$33,796	$(31,484)	$52,922	$(5,521)
Foreign currency translation adjustment, net of income taxes	4,920	3,289	4,841	7,162
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized loss, net of income taxes	—	(1)	—	16
Comprehensive income (loss)	$38,716	$(28,196)	$57,763	$1,657

     The component of accumulated other comprehensive income, net of taxes, was as follows (in thousands):

	October 31, 2010	April 30, 2010
Cumulative translation adjustment	$20,632	$15,791
Accumulated other comprehensive income	$20,632	$15,791

3. Discontinued Operations

     During the three months ended August 2, 2009, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.7 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations. The assets and liabilities and results of operation related to this business have been classified as discontinued operations in the condensed consolidated financial statements for all periods presented. The Company has elected not to separately disclose the cash flows associated with the discontinued operations in the condensed consolidated statements of cash flows.

     The following table summarizes results from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Net revenue	$—	$—	$—	$6,753
Gross profit	—	—	—	4,892
Income (loss) from discontinued operations	—	(67)	(284)	37,012
Gain on sale of discontinued operations	—	—	—	35,888

The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)
$35,888

     The transition services agreement the Company had entered into with the buyer in connection with the sale of the assets of the Network Tools Division, under which the Company agreed to provide manufacturing services to the buyer during the transition period was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the six months ended October 31, 2010 were $284,000.

4. Inventories

     Inventories consist of the following (in thousands):

	October 31, 2010	April 30, 2010

Raw materials	$54,153	$46,780
Work-in-process	60,505	54,352
Finished goods	52,363	38,393
Total inventories	$167,021	$139,525

     During the three and six months ended October 31, 2010, the Company recorded charges of $2.8 million and $6.6 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $2.8 million and $6.4 million, respectively. As a result, cost of revenues associated with the sale of this inventory was zero.

During the three and six months ended November 1, 2009, the Company recorded charges of $5.6 million and $14.8 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.4 million and $7.1 million, respectively. As a result, cost of revenue associated with the sale of this inventory was zero.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of October 31, 2010 and April 30, 2010, the liability for these purchase commitments was $1.3 million and $722,000, respectively, and was recorded on the balance sheet as non-cancelable purchase obligations.

5. Property, Equipment and Improvements

     Property and equipment consist of the following (in thousands):

	October 31, 2010	April 30, 2010
Buildings	$8,621	$8,337
Computer equipment	39,895	36,236
Office equipment, furniture and fixtures	4,020	3,853
Machinery and equipment	200,525	178,894
Leasehold improvements	19,925	18,699
Construction-in-process	6,968	4,190
Total	279,954	250,209
Accumulated depreciation and amortization	(178,994)	(160,995)
Property, equipment and improvements (net)	$100,960	$89,214

6. Intangible Assets

     The following table reflects intangible assets subject to amortization as of October 31, 2010 and April 30, 2010 (in thousands):

	October 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$76,215	$(66,639)	$9,576
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(5,335)	10,635
Purchased patents	375	(100)	275
Total	$93,732	$(73,246)	$20,486

	April 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(64,247)	$11,689
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,569)	11,401
Purchased patents	375	(63)	312
Total	$93,453	$(70,051)	$23,402

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2011	$3,085
2012	5,503
2013	4,091
2014	2,386
2015 and beyond	5,421
Total	$20,486

7. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of October 31, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$115,175	$—	$—	$115,175
Total cash equivalents	$115,175	$—	$—	$115,175
Cash				69,753
Total cash and cash equivalents				$184,928

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$140,014	$—	$—	$140,014
Total cash equivalents	$140,014	$—	$—	$140,014
Cash				67,010
Total cash and cash equivalents				$207,024

  The gross realized gains and losses for the three and six months ended October 31, 2010 and November 1, 2009 were immaterial. Realized gains and losses were calculated based on the specific identification method.

8. Minority Investments

     The carrying value of minority investments at October 31, 2010 and April 30, 2010 was $18.2 million and $12.3 million, respectively. The carrying value of such investments at April 30, 2010 was comprised of the Company's minority investment in three privately held companies accounted for under the cost method. The carrying value at October 31, 2010 also included an investment of $5.9 million in a publicly held foreign company made in September 2010 accounted for under the fair value method as it was classified as available for sale. The Company's investment in these companies was primarily motivated by its desire to gain access to new technology. The Company's investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested.

9. Convertible Debt

     The Company's convertible debt balances as of October 31, 2010 and April 30, 2010 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of October 31,2010
Convertible senior notes due October 2029	$100,000	5.00%	2030

Total	$100,000
As of April 30, 2010
Convertible senior notes due October 2029	$100,000	5.00%	2030
Convertible subordinated notes due October 2010	3,900	2.50%	2011
Convertible senior subordinated notes due October 2010	25,681	2.50%	2011
Unamortized debt discount	(742)
Convertible senior subordinated notes, net	24,939
Total	$128,839

In October 2010, the Company repaid in cash the remaining outstanding principal amount of $25.7 million and $3.9 million that was due on its 2 1/2% Convertible Senior Subordinated Notes and 2 1/2% Convertible Subordinated Notes, respectively.

The following table presents the associated interest expense related to the Company's Convertible Senior Subordinated Notes that was repaid in October 2010. The interest expense consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009

Non-cash interest cost	$367	$1,056	$742	$2,291
Cash interest cost	132	484	294	1,085
Total interest expense	$499	$1,540	$1,036	$3,376

10. Long-term Debt

Malaysian Bank Loan

     In July 2008, the Company's Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company's Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of the Company's Malaysian subsidiary, guaranteed by the Company and subject to certain covenants. The Company and its subsidiary were in compliance with all covenants associated with these loans as of October 31, 2010 and April 30, 2010.

Chinese Bank Loan

     In January 2010, the Company's Chinese subsidiary entered into a loan agreement with a bank in China. Under this agreement, the Company's Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. In April 2010, the Chinese subsidiary borrowed an additional $1.0 million from the bank. The loan is payable on January 6, 2013. Interest is payable quarterly.

     The following table provides information regarding the current and long-term portion of the remaining principal outstanding under these loans as of the respective dates (in thousands):

	October 31, 2010	April 30, 2010
Malaysian loan
Current portion of long-term debt	$4,000	$4,000
Long-term debt, net of current portion	7,750	9,750
Sub-total	11,750	13,750

Chinese loan
Long-term debt	5,500	5,500
Total long-term debt	$17,250	$19,250

11. Short-term Debt

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of October 31, 2010, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of October 31, 2010 was $66.6 million and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants, including a $5.0 million limit on individual investments that the Company may make. As described in Note 8, during the quarter ended October 31, 2010, the Company invested $5.9 million in a publicly held foreign company, which exceeded the maximum individual investment permitted under the covenant. The Company obtained a waiver from the bank to allow this investment. The Company was in compliance with all covenants associated with this facility as of October 31, 2010.

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

     Changes in the Company's warranty liability during the following period were as follows (in thousands):

Six Months Ended
October 31, 2010
Beginning balance at April 30, 2010	$5,472
Additions during the period based on product sold	2,299
Settlements	(87)
Changes in liability for pre-existing warranties, including expirations	(2,580)
Ending balance at October 31, 2010	$5,104

13. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of October 31, 2010 and April 30, 2010 were as follows (in thousands):

	October 31, 2010		April 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$184,928	$184,928	$207,024	$207,024
Available for sale minority investment	5,880	5,880	—	—
Total	$190,808	$190,808	$207,024	$207,024

Financial liabilities:
Convertible notes	$100,000	$179,540	$128,839	$188,710
Long-term debt	17,250	16,526	19,250	18,183
Total	$117,250	$196,066	$148,089	$206,893

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Convertible notes -The fair value of the 5% Convertible Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

Long-term debt - The fair value of long-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

Available for sale minority investment - The fair value of minority investment is based on the sales price of the equity security listed on a foreign stock exchange.

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of October 31, 2010, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

14. Stockholders' Equity

     The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended October 31, 2010 and November 1, 2009 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Cost of revenues	$1,310	$1,288	$2,056	$2,320
Research and development	1,702	1,490	2,739	3,011
Sales and marketing	528	431	978	1,009
General and administrative	1,422	723	2,447	1,763
Total	$4,962	$3,932	$8,220	$8,103

The total stock-based compensation capitalized as part of inventory as of October 31, 2010 was $837,221.

     During the three months ended October 31, 2010 , no stock was issued under the Company's Employee Stock Purchase Plan and options to purchase 569,083 shares of common stock were exercised. During six months ended October 31, 2010, 355,580 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 869,692 shares of common stock were exercised. The number of restricted stock units released during the three and six months ended October 31, 2010 were 120,671 and 132,384, respectively.

As of October 31, 2010, total compensation cost, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $26.1 million which is expected to be recognized over the suceeding 40 months.

15. Income Taxes

      The Company recorded a provision for income taxes of $567,000 and $38,000, respectively, for the three months ended October 31, 2010 and November 1, 2009 and $2.6 million and $197,000, respectively, for the six months ended October 31, 2010 and November 1, 2009. The $567,000 provision for income tax expense for the three months ended October 31, 2010 includes state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company's net deferred tax assets as of October 31, 2010 have been fully offset by a valuation allowance.

     A portion of the valuation allowance for deferred tax assets at October 31, 2010 relates to the tax benefits of stock option deductions, the tax benefit of which will be credited to paid-in capital if and when realized and thereafter, to income tax expense.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

     The Company's total gross unrecognized tax benefits as of April 30, 2010 and October 31, 2010 were $12.6 million. There was no change in the uncertain tax position. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.6 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

     Due to the Company's taxable loss position in previous years, all tax years since inception are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examinations in various foreign jurisdictions, none of which were individually material. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur through April 30, 2011.

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At October 31, 2010, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the quarter ended October 31, 2010.

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

     The following table sets forth revenues by geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended		Six Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Revenues from sales to unaffiliated customers:
United States	$72,979	$54,929	$135,982	$103,931
Malaysia	41,945	25,658	74,800	48,019
China	58,145	18,182	97,367	35,204
Rest of the world	67,874	46,961	140,676	87,301
	$240,943	$145,730	$448,825	$274,455

  Revenues generated in the United States are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 31, 2010	April 30, 2010
Long-lived assets:
United States	$74,576	$70,975
Malaysia	38,078	35,575
China	14,954	10,962
Rest of the world	17,002	13,003
	$144,610	$130,515

17. Restructuring Charges

      As of October 31, 2010, $4.2 million of non-cancelable facilities payments related to the abandoned and unused portion of our facility in Allen, Texas remained accrued as restructuring reserve.

     The following table summarizes the activities of the restructuring accrual during the first six months of fiscal 2011 (in thousands):

Balance as of April 30, 2010	$4,664
Charges	—
Cash payments	(420)
Balance as of October 31, 2010	$4,244

Of the $4.2 million of remaining accrual, $306,764 is expected to be fully utilized in the next twelve months and $3.9 million is expected to be paid out from fiscal 2012 through fiscal 2020.

18. Litigation Settlement

On September 10, 2010, the Company entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that the Company had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven Finisar patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license to Finisar's digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. The Company determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $8.9 million was accounted for as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the quarter ended October 31, 2010, the Company incurred contingent and other legal fees of $3.2 million in connection with the settlement of this litigation which was recorded as general and administrative expense.

19. Pending Litigation

Stock Option Derivative Litigation

     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company's board of directors. Based on the preliminary results of the review, senior management concluded, and the Audit Committee agreed, that it was likely that the measurement dates for certain stock option grants differed from the recorded grant dates for such awards and that the Company would likely need to restate its historical financial statements to record non-cash charges for compensation expense relating to some past stock option grants. The Audit Committee thereafter conducted a further investigation and engaged independent legal counsel and financial advisors to assist in that investigation. The Audit Committee concluded that measurement dates for certain option grants differed from the recorded grant dates for such awards. The Company's management, in conjunction with the Audit Committee, conducted a further review to finalize revised measurement dates and determine the appropriate accounting adjustments to its historical financial statements. The announcement of the investigation resulted in delays in filing the Company's quarterly reports on Form 10-Q for the quarters ended October 29, 2006, January 28, 2007, and January 27, 2008, and the Company's annual report on Form 10-K for the fiscal year ended April 30, 2007. On December 4, 2007, the Company filed all four of these reports which included revised financial statements.

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Ninth Circuit. Oral argument in the case is set for December 10, 2010.

Securities Class Action

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its former Senior Vice President, Corporate Development and Investor Relations and its former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the after market at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint.

     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers' contribution to the settlement and certain costs. This amount was accrued in the Company's consolidated financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment has been appealed by certain individual class members.

Section 16(b) Lawsuit

     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of the Company's common stock, against two investment banking firms that served as underwriters for the initial public offering of the Company's common stock in November 1999. None of the Company's officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and the Company's principal shareholders constituted a “group” that owned in excess of 10% of the Company's outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of the Company's common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). The Company, as the statutory beneficiary of any potential Section 16(b) recovery, is named as a nominal defendant in the complaint.

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

JDSU/Emcore Patent Litigation

     On September 11, 2006, JDSU and Emcore Corporation filed a complaint in the United States District Court for the Western District of Pennsylvania alleging that certain cable television transmission products acquired in connection with the Company's acquisition of Optium Corporation, specifically the Company's prior generation 1550 nm HFC externally modulated transmitter, infringe two U.S. patents, referred to as the “'003 and '071 Patents.” On March 14, 2007, JDSU and Emcore filed a second complaint in the United States District Court for the Western District of Pennsylvania alleging that the Company's prior generation 1550 nm HFC quadrature amplitude modulated transmitter used in cable television applications infringes another U.S. patent, referred to as the “'374 Patent”.

     A trial with respect to the two actions was held in October 2009. On November 1, 2009, the jury delivered its verdict that the Company had infringed the '003 and the '071 Patents as well as the '374 Patent. In addition, the jury found that the Company's infringement of the '003 and the '071 Patents was willful. The jury determined that, with respect to the '003 and the '071 Patents, Emcore was entitled to $974,364 in damages and JDSU was entitled to $622,440 in damages, and, with respect to the '374 Patent, Emcore was entitled to $1,800,000 in damages. The Court declined to enhance the damages award with respect to the '003 and '071 Patents as a result of the jury's determination that the Company's infringement was willful. In addition, the Court declined to issue a permanent injunction against further manufacture or sale of the products found to have infringed the patents-in-suit. The Company is appealing on several grounds.

     Based on the Company's review of the record in this case, including discussion with and analysis by counsel of the bases for the Company's appeal, the Company has determined that it has a number of strong arguments available on appeal and, although there can be no assurance as to the ultimate outcome, the Company believes that the judgment against it will ultimately be reversed, or remanded for a new trial in which the Company believes it would prevail. As a result, the Company has concluded that it is not probable that Emcore and JDSU will ultimately prevail in this matter; therefore, the Company has not recorded any liability for this judgment.

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

     While the Department of State encourages voluntary disclosures and generally affords parties mitigating credit under such circumstances, the Company nevertheless could be subject to continued investigation and potential regulatory consequences ranging from a no-action letter, government oversight of facilities and export transactions, monetary penalties, and in extreme cases, debarment from government contracting, denial of export privileges and criminal sanctions, any of which would adversely affect the Company's results of operations and cash flow. The Department of State and U.S. Attorney inquiries may require the Company to expend significant management time and incur significant legal and other expenses. The Company cannot predict how long it will take or how much more time and resources it will have to expend to resolve these government inquiries, nor can it predict the outcome of these inquiries.

Other Litigation

     In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

20. Guarantees and Indemnifications

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 31, 2010. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

     During the first quarter of fiscal 2009, the Company's Malaysian subsidiary entered into loan agreements with a Malaysian bank (See Note 10. Long-term Debt) for which the Company has provided corporate guarantees. The Company guaranteed loan payments of up to $23.1 million in the event of non-payment by its Malaysian subsidiary. These guarantees are effective during the term of these loans. The principal balance of this loan outstanding as of October 31, 2010 was $11.8 million .

21. Related Party Transaction

     During the three and six months ended October 31, 2010, the Company paid $45,000 and $88,000, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr Gertel, for no additional consideration, 2,150 restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next 3 anniversaries thereafter, to be fully vested on June, 2014, subject to him continuing to provide services to Finisar. During the three and six months ended November 1, 2009, the Company paid Mr. Gertel's company $38,000 and $75,000, respectively, in cash compensation. The amounts paid to Mr Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

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

Business Overview

   We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, and storage area networks, or SANs, and longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television, or CATV, networks and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

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

     We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and CATV operators, collectively referred to as carriers.

Recent Developments

Litigation Settlement

On September 10, 2010, we entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that we had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven of our patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to us in the amount of $14.5 million for a fully paid-up license to our digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. See litigation settlement discussion under Results of Operations for further information regarding the settlement.

Minority Investment

In October 2010, we invested $5.9 million in a publicly held foreign company for strategic reasons. This investment was classified as an available for sale minority investment and accounted for as a minority investment on our balance sheet as of October 31, 2010.

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

Credit Facility

     On October 2, 2009, we entered into an agreement with Wells Fargo Foothill, LLC to establish a $70 million senior secured revolving credit facility to finance working capital and to refinance existing indebtedness, including the repurchase or repayment of our outstanding convertible notes. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by Finisar's U.S. subsidiaries and secured by substantially all of the assets of Finisar and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions.

Convertible Debt Financing

     On October 15, 2009 we sold $100 million aggregate principal amount of a new series of 5.0% Convertible Senior Notes due 2029.

Repurchase and Retirement of Convertible Notes

     In fiscal 2010, we purchased $51.9 million aggregate principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 and $13.0 million aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 in privately negotiated transactions. In October 2010, we paid $29.6 million in cash to retire the remaining principal amount of both series of these notes.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended			Six Months Ended
	October 31, 2010		November 1, 2009	October 31, 2010	November 1, 2009
Revenues	100.0%		100.0%	100.0%	100.0%
Cost of revenues	65.3		71.9	65.3	73.9
Amortization of acquired developed technology	0.5		0.8	0.5	0.9
Gross profit	34.2		27.3	34.2	25.2
Operating expenses:
Research and development	11.7		14.8	12.2	15.5
Sales and marketing	3.8		5.0	4.1	5.1
General and administrative	3.5		5.6	4.4	6.5
Restructuring charges	—	4,173	2.9	—	1.5
Amortization of purchased intangibles	0.2		0.4	0.2	0.4
Total operating expenses	19.2		28.7	20.9	29.0
Income (loss) from operations	15.0		(1.4)	13.3	(3.8)
Interest income	0.1		0.0	0.1	0.0
Interest expense	(0.9)		(1.5)	(0.9)	(1.7)
Loss on debt extinguishment	—		(17.2)	—	(9.1)
Other income (expense), net	0.1		(1.5)	—	(0.7)
Income (loss) from continuing operations before income taxes	14.3		(21.6)	12.5	(15.3)
Provision for income taxes	0.2		0.0	0.6	0.1
Income (loss) from continuing operations	14.1		(21.6)	11.9	(15.4)
Income (loss) from discontinued operations, net of income taxes	—		(0.0)	(0.1)	13.5
Net income (loss)	14.1%		(21.6)%	11.8%	(1.9)%

     Revenues. Revenues increased $95.2 million, or 65.3%, to $240.9 million in the quarter ended October 31, 2010 compared to $145.7 million in the quarter ended November 1, 2009. Revenues increased $174.4 million, or 63.5%, to $448.8 million in the six months ended October 31, 2010 compared to $274.5 million in the six months ended November 1, 2009. These increases reflect the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they deal with the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.

The following table sets forth the changes in revenues by product segment (in thousands):

	Three months ended
	October 31, 2010	November 1, 2009	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$37,979	$16,463	$21,516	130.7%
Metro/Telecom	69,347	38,854	30,493	78.5
Subtotal	107,326	55,317	52,009	94.0
Less than 10 Gbps:
LAN/SAN	58,216	43,946	14,270	32.5
Metro/Telecom	32,966	25,931	7,035	27.1
Subtotal	91,182	69,877	21,305	30.5
Total transceivers, transponders & components	198,508	125,194	73,314	58.6
ROADM linecards and WSS modules	38,811	15,464	23,347	151.0
CATV	3,624	5,072	(1,448)	(28.5)
Total revenues	$240,943	$145,730	$95,213	65.3%

	Six Months Ended
	October 31, 2010	November 1, 2009	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$67,824	$29,940	$37,884	126.5%
Metro/Telecom	133,577	77,278	56,299	72.9
Subtotal	201,401	107,218	94,183	87.8
Less than 10 Gbps:
LAN/SAN	107,199	80,950	26,249	32.4
Metro/Telecom	63,017	51,071	11,946	23.4
Subtotal	170,216	132,021	38,195	28.9
Total transceivers, transponders & components	371,617	239,239	132,378	55.3
ROADM linecards and WSS modules	69,288	26,409	42,879	162.4
CATV	7,920	8,807	(887)	(10.1)
Total revenues	$448,825	$274,455	$174,370	63.5%

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, was $1.2 million each in the quarters ended October 31, 2010 and November 1, 2009 and $2.4 million each in the six months ended October 31, 2010 and November 1, 2009.

     Gross Profit. Gross profit increased $42.6 million, or 107.1%, to $82.4 million in the quarter ended October 31, 2010 compared to $39.8 million in the quarter ended November 1, 2009. Gross profit as a percentage of revenues increased by 6.9%, from 27.3% in the quarter ended November 1, 2009 to 34.2% in the quarter ended October 31, 2010. We recorded charges of $2.8 million for obsolete and excess inventory in the quarter ended October 31, 2010 compared to $5.6 million in the quarter ended November 1, 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $2.8 million in the quarter ended October 31, 2010 and $4.4 million in the quarter ended November 1, 2009. As a result, we recognized no net charge in the quarter ended October 31, 2010 compared to a net charge of $1.2 million in the quarter ended November 1, 2009. Manufacturing overhead included stock-based compensation charges of $1.3 million each in the quarters ended October 31, 2010 and November 1, 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $84.9 million, or 35.2% of revenues, in the quarter ended October 31, 2010 compared to $43.5 million, or 29.8% of revenues in the quarter ended November 1, 2009. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products, partially offset by the unfavorable impact of lower pricing on some products. In the quarter ended October 31, 2010, manufacturing overhead costs increased by 45% compared to the 65% increase in revenues.

Gross profit increased $84.1 million or 121.5%, to $153.3 million in the six months ended October 31, 2010 compared to $69.2 million in the six months ended November 1, 2009. Gross profit as a percentage of revenues increased by 9.0%, from 25.2% in the six months ended November 1, 2009 to 34.2% in the six months ended October 31, 2010. We recorded charges of $6.6 million for obsolete and excess inventory in the six months ended October 31, 2010 compared to $14.8 million in the six months ended November 1, 2009. We sold inventory that was written-off in previous periods resulting in a benefit of $6.4 million in the six months ended October 31, 2010 and $7.1 million in the six months ended November 1, 2009. As a result, we recognized a net charge of $200,000 in the six months ended October 31, 2010 compared to $7.7 million in the six months ended November 1, 2009. Manufacturing overhead includes stock-based compensation charges of $2.1 million in the six months ended October 31, 2010 and $2.3 million in the six months ended November 1, 2009. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $157.9 million, or 35.2% of revenues, in the six months ended October 31, 2010 compared to $81.6 million, or 29.7% of revenues, in the six months ended November 1, 2009. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products, partially offset by the unfavorable impact of lower pricing on some products. In the six months ended October 31, 2010, manufacturing overhead costs increased by 43% compared to the 63% increase in revenues.

     Research and Development Expenses. Research and development expenses increased $6.6 million, or 30.5%, to $28.1 million in the quarter ended October 31, 2010 compared to $21.6 million in the quarter ended November 1, 2009. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $1.7 million in the quarter ended October 31, 2010 and $1.5 million in the quarter ended November 1, 2009. Research and development expenses as a percent of revenues decreased to 11.7% in the quarter ended October 31, 2010 compared to 14.8% in the quarter ended November 1, 2009.

Research and development expenses increased $12.1 million, or 28.5%, to $54.8 million in the six months ended October 31, 2010 compared to $42.6 million in the six months ended November 1, 2009. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $2.7 million in the six months ended October 31, 2010 and $3.0 million in the six months ended November 1, 2009. Research and development expenses as a percent of revenues decreased to 12.2% in the six months ended October 31, 2010 compared to 15.5% in the six months ended November 1, 2009.

     Sales and Marketing Expenses. Sales and marketing expenses increased $1.9 million, or 26.4%, to $9.2 million in the quarter ended October 31, 2010 compared to $7.3 million in the quarter ended November 1, 2009. The increase was primarily due to increased sales commissions as a result of the increase in revenues. Included in sales and marketing expenses were stock-based compensation charges of $528,000 in the quarter ended October 31, 2010 and $431,000 in the quarter ended November 1, 2009. Sales and marketing expenses as a percent of revenues decreased to 3.8% in the quarter ended October 31, 2010 compared to 5.0% in the quarter ended November 1, 2009.

Sales and marketing expenses increased $4.2 million, or 29.6%, to $18.3 million in the six months ended October 31, 2010 compared to $14.1 million in the six months ended November 1, 2009. The increase was primarily due to increased sales commissions as a result of the increase in revenues. Included in sales and marketing expenses were stock-based compensation charges of $978,000 in the six months ended October 31, 2010 and $1.0 million in the six months ended November 1, 2009. Sales and marketing expenses as a percent of revenues decreased to 4.1% in the six months ended October 31, 2010 compared to 5.1% in the six months ended November 1, 2009.

     General and Administrative Expenses. General and administrative expenses increased $340,000, or 4.2%, to $8.5 million in the quarter ended October 31, 2010 compared to $8.2 million in the quarter ended November 1, 2009. The increase was primarily due to increases in personnel related costs partially offset by $1.4 million of litigation settlement income net of legal costs associated with the litigation settlement as discussed below. Included in general and administrative expenses were stock-based compensation charges of $1.4 million in the quarter ended October 31, 2010 and $723,000 in the quarter ended November 1, 2009. General and administrative expenses as a percent of revenues decreased to 3.5% in the quarter ended October 31, 2010 compared to 5.6% in the quarter ended November 1, 2009.

General and administrative expenses increased $1.8 million, or 10.1%, to $19.6 million in the six months ended October 31, 2010 compared to $17.8 million in the six months ended November 1, 2009. The increase was primarily due to increases in personnel related costs and legal costs partially offset by $1.4 million of litigation settlement income net of legal costs associated with the litigation settlement as discussed below. Included in general and administrative expenses were stock-based compensation charges of $2.4 million in the six months ended October 31, 2010 and $1.8 million in the six months ended November 1, 2009. General and administrative expenses as a percent of revenues decreased to 4.4% in the six months October 31, 2010 compared to 6.5% in the six months ended November 1, 2009.

Restructuring Costs. As a result of moving certain manufacturing activities from our facility in Allen, Texas to our lower cost manufacturing facility in Ipoh, Malaysia, we determined that approximately 32% of the space in the Allen facility was no longer required for manufacturing. As a result, we closed that portion of the facility in the quarter ended November 1, 2009 and recorded a restructuring charge of $4.2 million in the quarter ended November 1, 2009 which represented the present value of the lease payments allocable to that portion of the facility that are obligated to make over the remaining lease term.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $135,000, or 26.1%, to $383,000 in the quarter ended October 31, 2010 compared to $518,000 in the quarter ended November 1, 2009. The decrease was primarily due to the full amortization of certain purchased intangibles acquired in Optium merger.

Amortization of purchased intangibles decreased $453,000, or 37.2%, to $766,000 in the six months ended October 31, 2010 compared to $1.2 million in the six months ended November 1, 2009. The decrease was primarily due to the full amortization of certain purchased intangibles acquired in Optium merger.

     Interest Income. Interest income increased $134,000 to $143,000 in the quarter ended October 31, 2010 compared to $9,000 in the quarter ended November 1, 2009. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010.

Interest income increased $216,000 to $235,000 in the six months ended October 31, 2010 compared to $19,000 in the six months ended November 1, 2009. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010.

     Interest Expense. Interest expense decreased $90,000, or 4.2%, to $2.1 million in the quarter ended October 31, 2010 compared to $2.2 million in the quarter ended November 1, 2009. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million of aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010. Interest expense for the quarter ended October 31, 2010 included $1.3 million related to our 5% Convertible Subordinated Notes due October 2029, $460,000 related to various other debt instruments and a non-cash charge of $367,000 due to accretion of the original issue discount created by the conversion option in the 2.5% senior subordinated convertible notes, as interest expense over the term of the instrument using the interest method. Interest expense for the quarter ended November 1, 2009 included $540,000 related to our convertible subordinated notes which were fully repaid in October 2010, $570,000 related to various other debt instruments and a non-cash charge of $1.1 million due to the accretion of the original issue discount related to our senior convertible notes.

Interest expense decreased $369,000, or 8.0%, to $4.2 million in the six months ended October 31, 2010 compared to $4.6 million in the six months ended November 1, 2009. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million of aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010. Interest expense for the six months ended October 31, 2010 included $2.5 million related to our 5% Convertible Subordinated Notes due October 2029, $960,000 related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issue discount created by the conversion option in the 2.5% senior subordinated convertible notes, as interest expense over the term of the instrument using the interest method. Interest expense for the six months ended November 1, 2009 included $1.5 million related to our convertible subordinated notes which were fully repaid in October 2010 and a non-cash charge of $2.3 million related to the accounting for our senior convertible notes.

Loss on Debt Extinguishment. On August 11, 2009, we retired $33.1million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $14.4 million principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company's common stock per $1,000 principal amount of notes. We issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes in the exchange offers. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. However, in accordance with the provisions of ASC 470-20, this exchange was considered an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. Accordingly, although the trading price of our common stock was $5.04 at the time of the exchange, we recorded a loss on debt extinguishment of $23.7 million in the quarter ended November 1, 2009. We incurred $1.5 million of expenses in connection with the exchange offers which was also recorded as loss on debt extinguishment in the quarter ended November 1, 2009.

     Other Income (Expense), Net. Other income was $192,000 in the quarter ended October 31, 2010 compared to other expense of $2.2 million in the quarter ended November 1, 2009. Other income in the quarter ended October 31, 2010 primarily consisted of realized foreign exchange gains of $654,000 partially offset by $248,000 of amortization of issuance costs for our 5% Convertible Senior Notes and unrealized non-cash foreign exchange losses of $183,000 related to the re-measurement of our $11.8 million note re-payable in U.S. dollars which is recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit. Other expense in the quarter ended November 1, 2009 was primarily due to a $2.0 million write down of a minority investment as the decline in its value was other than temporary.

Other income was $0 in the six months ended October 31, 2010 compared to other expense of $1.9 million in the six months ended November 1, 2009. Other expense in the six months ended November 1, 2009 was primarily due to a $2.0 million write down of a minority investment as the decline in its value was other than temporary.

     Provision for Income Taxes. We recorded income tax provisions of $567,000 and $38,000, respectively, for the quarters ended October 31, 2010 and November 1, 2009. We recorded income tax provisions of $2.6 million and $197,000, respectively, for the six months ended October 31, 2010 and November 1, 2009. The income tax provisions for the quarters and six months ended October 31, 2010 and November 1, 2009 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized.

Litigation settlement. On September 10, 2010, we entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that we had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven of our patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to us in the amount of $14.5 million for a fully paid-up license to our digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. We determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $8.9 million was accounted as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the quarter ended October 31, 2010 we incurred $3.2 million in contingent and other legal fees in connection with the settlement of this litigation which was recorded as general and administrative expense.

     Income from Discontinued Operation, Net of Taxes. The transition services agreement we had entered into with JDSU in connection with the sale of the assets of the Network Tools Division, under which we agreed to provide manufacturing services to them during the transition period, was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the six months ended October 31, 2010 was $284,000. Income from discontinued operations for the six months ended November 1, 2009 was $37.0 million, including a gain on the sale of the business unit of $35.9 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Net cash provided by operating activities was $31.2 million in the six months ended October 31, 2010, compared to net cash used in operating activities of $3.7 million in the six months ended November 1, 2009. Cash provided by operating activities in the six months ended October 31, 2010 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $29.3 million, and cash used for working capital requirements primarily related to increases in accounts receivable and inventory. Accounts receivable increased by $45.6 million primarily due to the increase in shipments. Inventory increased by $24.7 million and accounts payable increased by $9.8 million due to increased purchases to support increased sales.
Cash used in operating activities in the six months ended November 1, 2009 consisted of net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $55.6 million, and cash used for working capital, primarily related to increases in accounts receivable and inventories and a decrease in other accrued liabilities. Accounts receivable increased by $14.1 million primarily due to the increase in revenues. Inventory increased primarily to support higher levels of sales.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $31.6 million in the six months ended October 31, 2010 compared to net cash provided by investing activities of $31.2 million in the six months ended November 1, 2009. Net cash used in investing activities in the six months ended October 31, 2010 represented expenditures for capital equipment of $25.7 million and $5.9 million of minority investment in a publicly held foreign company. Net cash provided by investing activities in the six months ended November 1, 2009 primarily represented $40.7 million in cash received from the sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale of a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $10.7 million of expenditures for capital equipment.

Cash Flows from Financing Activities

     Net cash used in financing activities totaled $21.8 million in the six months ended October 31, 2010 compared to net cash provided by financing activities of $15.9 million in the six months ended November 1, 2009. Cash used in financing activities for the six months ended October 31, 2010 primarily reflected repayments of convertible notes totaling $29.6 million partially offset by proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $9.8 million. Cash provided by financing activities for the six months ended November 1, 2009 primarily consisted of $98.1 million in proceeds from the issuance of our 5.0% Convertible Senior Notes, partially offset by $82.6 million of cash used to repay convertible notes.

Contractual Obligations and Commercial Commitment

     At October 31, 2010, we had contractual obligations of $355.1 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$17,250	$4,000	$13,250	$—	$—
Convertible debt	100,000	—	—	—	100,000
Interest on debt (a)	20,991	5,509	10,482	5,000	—
Operating leases (b)	38,892	6,043	8,792	7,237	16,820
Purchase obligations (c)	178,000	178,000	—	—	—
Total contractual obligations	$355,133	$193,552	$32,524	$12,237	$116,820
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule.

     At October 31, 2010, total long-term debt and principal amounts due under our convertible debt was $ 117.3 million, compared to $148.8 million at April 30, 2010.

     Long-term debt principally consists of borrowings by our Malaysian subsidiary under two separate loan agreements entered into with a Malaysian bank in July 2008. The first loan is payable in 20 equal quarterly installments of $750,000 beginning in January 2009 and the second loan is payable in 20 equal quarterly installments of $250,000 beginning in October 2008. Both loans are secured by certain property of our Malaysian subsidiary, guaranteed by us and subject to certain covenants. We and our subsidiary were in compliance with all covenants associated with these loans as of October 31, 2010. At October 31, 2010, the principal balance outstanding under these loans was $11.8 million. Long-term debt also includes borrowings by our Chinese subsidiary under a loan agreement entered into with a bank in China in January 2010. Under this agreement, our Chinese subsidiary borrowed a total of $5.5 million at an initial interest rate of 2.6% per annum. The loan is payable in full on January 6, 2013. Interest is payable quarterly.

     Convertible debt consists of a series of convertible senior notes in the aggregate principal amount of $100.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Aggregate annual interest payments on the notes are approximately $5.0 million.

     Interest on debt consists of the scheduled interest payments on our long-term and convertible debt.

     Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Purchase obligations represent all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our policy with respect to all purchase obligations is to record losses, if any, when they are probable and reasonably estimable.
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of October 31, 2010, the liability for these purchase commitments of $1.3 million has been expensed and recorded on the condensed consolidated balance sheet as non-cancelable purchase obligations and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

     At October 31, 2010, our principal sources of liquidity consisted of $184.9 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations.

       We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 5% Convertible Senior Notes due 2029, in the aggregate principal amount of $100 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

     At October 31, 2010 and April 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item I, Financial Statements - Note 18. Litigation Settlement" and "Note 19. Pending Litigation” for descriptions of litigation that was settled during the quarter ended October 31, 2010 and pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 31, 2010.

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

     Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

  Our operating results could also be harmed by:

•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunications components markets.

     We may experience a delay in generating or recognizing revenues for a number of reasons. Orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors. In this event, it is likely that the trading price of our common stock would significantly decline.

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

     We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key components and subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, from time to time we have encountered shortages and delays in obtaining components. We are currently encountering such shortages and expect to encounter additional shortages and delays in the future. Recently, many of our suppliers have extended lead times for many of their products as the result of significantly reducing capacity in light of the global slowdown in demand. This reduction in capacity has reduced the ability of many suppliers to respond to increases in demand. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, the resulting product manufacturing and delivery delays could be lengthy, and our business could be substantially harmed. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the services provided by our contract manufacturers or the transition to other suppliers of these services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.

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

If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components or in the final assembly and test of our products, we may lose sales and damage our customer relationships.

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

     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 47% of our revenues in the first six months of fiscal 2011, 43% of our revenues in fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

     The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunications systems manufacturers, and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

     We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding convertible debt in the aggregate principal amount of $100 million which is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

The markets for our products are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

     The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communications, telecommunications and CATV networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

     The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. Therefore, in order to sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

     Our optical products sold for longer distance MAN and telecom applications typically have higher gross margins than our products for shorter distance LAN or SAN applications. Gross margins on individual products fluctuate over the product's life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

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

     Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce's Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State's Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF over fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

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

     In addition to our combination with Optium in August 2008, we have completed the acquisition of eleven privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

     The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 17 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2010, we have written off all of the goodwill associated with our past acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $18.2 million in such investments remaining on our balance sheet as of October 31, 2010 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

     As of October 31, 2010, we had net operating loss, or NOL, carryforward amounts of approximately $485 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and tax credit carryforward amounts of approximately $14.7 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2010 through 2029, and $2.2 million of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2011 through 2029, and $94.6 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our cable television products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. In connection with our settlement with Source Photonics, we received a royalty free license to the Source Photonics patents through December 31, 2015. While, as a result of various procedural events in that lawsuit, the NeoPhotonics patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

     We have been named as a nominal defendant in several purported shareholder derivative lawsuits concerning the granting of stock options. These cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the nature of the lawsuits no damages will be alleged, against Finisar. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. On September 22, 2009, the Court granted the motions to dismiss. The plaintiffs are appealing this order. We will continue to incur legal fees in this case, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

     As of October 31, 2010, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $100.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 9,363,296 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

We do not currently intend to pay dividends on Finisar common stock and, consequently, a stockholder's ability to achieve a return on such stockholder's investment will depend on appreciation in the price of the common stock.

     We have never declared or paid any cash dividends on Finisar common stock and we do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, a stockholder is not likely to receive any dividends on such stockholder's common stock for the foreseeable future. In addition, our credit facility with Wells Fargo LLC contains restrictions on our ability to pay dividends.

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

Item 6. Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this report (see page 46).

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

Dated: December 8, 2010

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