Form 10-Q
period 2011-01-30
FINISAR CORP
filed 2011-03-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 30, 2011
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

     At February 28, 2011, there were 89,631,781 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 30, 2011	April 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$310,232	$207,024
Accounts receivable, net of allowance for doubtful accounts of $1,246 at January 30, 2011 and $2,085 at April 30, 2010	175,173	127,617
Accounts receivable, other	13,910	12,855
Inventories	176,811	139,525
Deferred tax assets	2,437	2,238
Prepaid expenses and other	11,253	6,956
Total current assets	689,816	496,215
Property, equipment and improvements, net	112,324	89,214
Purchased technology, net	8,403	11,689
Other intangible assets, net	10,509	11,713
Minority investments	18,610	12,289
Other assets	4,178	5,610
Total assets	$843,840	$626,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,263	$76,838
Accrued compensation	21,872	18,289
Other accrued liabilities	25,101	21,798
Deferred revenue	7,186	6,571
Current portion of convertible debt (Note 9)	—	28,839
Current portion of long-term debt (Note 10)	—	4,000
Total current liabilities	137,422	156,335
Long-term liabilities:
Convertible debt, net of current portion (Note 9)	57,850	100,000
Long-term debt, net of current portion (Note 10)	—	15,250
Other non-current liabilities	12,706	6,260
Deferred tax liabilities	387	239
Total liabilities	208,365	278,084
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 30, 2011 and April 30, 2010	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 87,376,362 shares issued and outstanding at January 30, 2011 and 75,824,913 shares issued and outstanding at April 30, 2010	87	76
Additional paid-in capital	2,239,726	2,030,373
Accumulated other comprehensive income	21,513	15,791
Accumulated deficit	(1,625,851)	(1,697,594)
Total stockholders' equity	635,475	348,646
Total liabilities and stockholders' equity	$843,840	$626,730

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010

Revenues	$263,016	$166,935	$711,841	$441,390
Cost of revenues	177,730	114,048	470,865	316,923
Amortization of acquired developed technology	1,221	1,192	3,613	3,577
Gross profit	84,065	51,695	237,363	120,890
Operating expenses:
Research and development	29,607	24,892	84,372	67,514
Sales and marketing	8,818	7,922	27,140	22,054
General and administrative	20,604	9,329	40,197	27,127
Restructuring charges	—	—	—	4,173
Amortization of purchased intangibles	383	426	1,149	1,645
Total operating expenses	59,412	42,569	152,858	122,513
Income (loss) from operations	24,653	9,126	84,505	(1,623)
Interest income	204	85	439	104
Interest expense	(1,465)	(2,241)	(5,697)	(6,842)
Loss on debt extinguishment	—	28	—	(25,039)
Other income (expense), net	(3,404)	(961)	(3,404)	(2,899)
Income (loss) from continuing operations before income taxes	19,988	6,037	75,843	(36,299)
Provision for income taxes	1,167	421	3,816	618
Income (loss) from continuing operations	$18,821	$5,616	$72,027	$(36,917)
Income (loss) from discontinued operations, net of income taxes	—	(131)	(284)	36,881
Net income (loss)	$18,821	$5,485	$71,743	$(36)
Net income (loss) per share- basic and diluted
Basic:
Income (loss) per share from continuing operations	$0.24	$0.09	$0.93	$(0.58)
Income (loss) per share from discontinued operations	$—	$—	$—	$0.58
Net income (loss) per share	$0.24	$0.09	$0.93	$—

Diluted:
Income (loss) per share from continuing operations	$0.22	$0.08	$0.84	$(0.58)
Income (loss) per share from discontinued operations	$—	$—	$—	$0.58
Net income (loss) per share	$0.22	$0.08	$0.84	$—

Shares used in computing net income (loss) per share
Basic	80,080	65,113	77,638	63,131
Diluted	93,388	66,719	90,694	63,131
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 30, 2011	January 31, 2010
Operating activities
Net income (loss)	$71,743	$(36)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,668	28,179
Stock-based compensation expense	12,727	12,322
Stock-based defined contribution retirement plan expense	155	—
Non-cash interest cost on 2.5% convertible senior subordinated notes	742	2,674
Impairment of minority investments	—	2,000
Loss on sale or retirement of assets	163	327
Debt conversion inducement expense	5,946	—
Loss on debt extinguishment	—	23,552
Gain on sale of equity investment	—	(1,625)
Gain on sale of discontinued operations	—	(35,888)
Changes in operating assets and liabilities:
Accounts receivable	(47,556)	(34,579)
Inventories	(35,564)	(12,432)
Other assets	(5,288)	(1,185)
Deferred income taxes	(50)	(13)
Accounts payable	6,425	16,703
Accrued compensation	3,426	924
Other accrued liabilities	3,159	(6,278)
Deferred revenue	7,173	3,611
Net cash provided by (used in) operating activities	$54,869	$(1,744)
Investing activities
Purchases of property, equipment and improvements	(44,723)	(21,419)
Proceeds from sale of equity investment	—	1,625
Purchase of intangible assets	—	(375)
Purchase of available for sale minority investment	(5,880)	—
Proceeds from sale of discontinued operation	—	40,683
Net cash provided by (used in) investing activities	$(50,603)	$20,514
Financing activities
Proceeds from borrowings under line of credit	—	10,000
Restricted cash and cash equivalents	—	(3,400)
Proceeds from term loan	—	4,500
Net proceeds from issuance of 5% convertible notes	—	98,057
Repayments of borrowings under notes	(19,250)	(6,663)
Repayment of convertible notes	(29,581)	(87,951)
Net proceeds from common stock offering	117,906	—
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	29,867	5,047
Net cash provided by financing activities	$98,942	$19,590
Net increase in cash and cash equivalents	103,208	38,360
Cash and cash equivalents at beginning of period	207,024	37,221
Cash and cash equivalents at end of period	$310,232	$75,581
Supplemental disclosure of cash flow information
Cash paid for interest	$3,311	$2,488
Cash paid for taxes	2,052	408
Issuance of common stock upon conversion of convertible debt	48,655	16,383
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

     The Company sells its optical subsystem and component products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs, and to their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunications service providers and CATV operators, collectively referred to as carriers. Sales to the Company's top five customers represented 50% and 43% of total revenues in the third quarter of fiscal 2011 and third quarter of fiscal 2010, respectively and 49% and 43% of total revenues in the first nine months of fiscal 2011 and first nine months of fiscal 2010, respectively.

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

     The accompanying unaudited condensed consolidated financial statements as of January 30, 2011 and for the three and nine month periods ended January 30, 2011 and January 31, 2010 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively, “Finisar” or the “Company”). Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at January 30, 2011 and its operating results and cash flows for the three and nine month periods ended January 30, 2011 and January 31, 2010. Operating results for the three and nine month periods ended January 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2011. The condensed consolidated balance sheet at April 30, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2010 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods).

Reclassifications

     Certain reclassifications have been made to the prior period's balance sheet and cash flow statement to conform to the current year presentation. These changes had no impact on the Company's previously reported financial position, results of operations and cash flows.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

 Pending Adoption of New Accounting Standards

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.
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

The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Numerator:
Income (loss) from continuing operations	$18,821	$5,616	$72,027	$(36,917)
Numerator for basic income (loss) per share from continuing operations	$18,821	$5,616	$72,027	$(36,917)
Effect of dilutive securities:
Convertible debt interest expense	1,282	—	4,054	—
Numerator for diluted income (loss) per share from continuing operations	$20,103	$5,616	$76,081	$(36,917)
Denominator:
Denominator for basic income (loss) per share from continuing operations- weighted average shares	80,080	65,113	77,638	63,131
Effect of dilutive securities:
Employee stock options and restricted stock units	4,361	1,571	3,723	—
Warrants	36	35	36	—
Convertible debt	8,911	—	9,297	—
Dilutive potential common shares	13,308	1,606	13,056	—
Denominator for diluted income (loss) per share from continuing operations	93,388	66,719	90,694	63,131
Basic income (loss) per share from continuing operations	$0.24	$0.09	$0.93	$(0.58)
Diluted income (loss) per share from continuing operations	$0.22	$0.08	$0.84	$(0.58)

   For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Employee stock options	1,324	5,636	1,978	5,948

     The following table presents common stock equivalents related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations because they are anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Employee stock options	—	—	—	1,450
Conversion of convertible subordinated notes	—	9,498	—	3,808
Warrants assumed in acquisition	—	—	—	35
	—	9,498	—	5,293

Comprehensive Income (Loss)

     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

     The components of comprehensive income (loss) for the three and nine months ended January 30, 2011 and January 31, 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010

Net income (loss)	$18,821	$5,485	$71,743	$(36)
Foreign currency translation adjustment, net of income taxes	440	(589)	5,281	7,751
Change in unrealized gain (loss) on securities, net of reclassification adjustments, net of income taxes	441	(2)	441	(18)
Other comprehensive income (loss)	$19,702	$4,894	$77,465	$7,697

     The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	January 30, 2011	April 30, 2010
Net unrealized gain on available-for-sale security	$441	$—
Cumulative translation adjustment	21,072	15,791
Accumulated other comprehensive income	$21,513	$15,791

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

The following table summarizes results from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010

Net revenue	$—	$—	$—	$6,753
Gross profit	—	—	—	4,892
Income (loss) from discontinued operations	—	(131)	(284)	36,881
Gain (loss) on sale of discontinued operations	—	(165)	—	35,888

The following table summarizes the gain on sale of discontinued operations for the nine months ended January 31, 2010 (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)
$35,888

     The transition services agreement the Company had entered into with the buyer in connection with the sale of the assets of the Network Tools Division, under which the Company agreed to provide manufacturing services to the buyer during the transition period, was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the nine months ended January 30, 2011 were $284,000.

4. Inventories

     Inventories consist of the following (in thousands):

	January 30, 2011	April 30, 2010

Raw materials	$56,978	$46,780
Work-in-process	63,436	54,352
Finished goods	56,397	38,393
Total inventories	$176,811	$139,525

     During the three and nine months ended January 30, 2011, the Company recorded charges of $6.9 million and $13.5 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.1 million and $9.5 million, respectively. This resulted in a net charge for excess and obsolete inventory of $3.8 million and $4.0 million, respectively, during the three and nine months ended January 30, 2011.

During the three and nine months ended January 31, 2010, the Company recorded charges of $4.1 million and $18.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.3 million and $11.4 million, respectively. This resulted in a net credit for excess and obsolete inventory of $200,000 during the three months ended January 31, 2010 and a net charge for excess and obsolete inventory of $7.5 million during the nine months ended January 31, 2010.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of January 30, 2011 and April 30, 2010, the liability for these purchase commitments was $1.9 million and $722,000, respectively, and was recorded on the balance sheet as other accrued liabilities.

5. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	January 30, 2011	April 30, 2010
Buildings	$8,924	$8,337
Computer equipment	41,231	36,236
Office equipment, furniture and fixtures	4,086	3,853
Machinery and equipment	215,929	178,894
Leasehold improvements	20,383	18,699
Construction-in-process	10,751	4,190
Total	301,304	250,209
Accumulated depreciation and amortization	(188,980)	(160,995)
Property, equipment and improvements (net)	$112,324	$89,214

6. Intangible Assets

     The following table reflects intangible assets subject to amortization as of January 30, 2011 and April 30, 2010 (in thousands):

	January 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$76,264	$(67,861)	$8,403
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(5,717)	10,253
Purchased patents	375	(119)	256
Total	$93,781	$(74,869)	$18,912

	April 30, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$75,936	$(64,247)	$11,689
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,569)	11,401
Purchased patents	375	(63)	312
Total	$93,453	$(70,051)	$23,402

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2011	$1,473
2012	5,519
2013	4,107
2014	2,392
2015 and beyond	5,421
Total	$18,912

7. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of January 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,229	$—	$—	$115,229
Cash	—	—	—	195,003
Total cash and cash equivalents				310,232
Available for sale minority investment	6,322	—	—	6,322
Total assets				$316,554

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$140,014	$—	$—	$140,014
Total cash equivalents	$140,014	$—	$—	$140,014
Cash				67,010
Total cash and cash equivalents				$207,024

  The gross realized gains and losses for the three and nine months ended January 30, 2011 and January 31, 2010 were immaterial. Realized gains and losses were calculated based on the specific identification method. The amortized cost basis of the available-for-sale minority investment as of January 30, 2011 was $5.9 million, and the net unrealized gain for this investment included in accumulated other comprehensive income was $441,000.

8. Minority Investments

     The carrying value of minority investments at January 30, 2011 and April 30, 2010 was $18.6 million and $12.3 million, respectively. The carrying value of such investments at April 30, 2010 was comprised of the Company's minority investment in three privately held companies accounted for under the cost method. The carrying value at January 30, 2011 also included an investment of $6.3 million in a publicly held foreign company made in September 2010 that was accounted for under the fair value method as it was classified as available for sale. The Company's investments in these companies were primarily motivated by its desire to gain access to new technology. The Company's investments were passive in nature in that the Company generally did not obtain representation on the board of directors of the companies in which it invested.

9. Convertible Debt

     The Company's convertible debt balances as of January 30, 2011 and April 30, 2010 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of January 30, 2011
Convertible senior notes due October 2029	$57,850	5.00%	2030

Total	$57,850
As of April 30, 2010
Convertible senior notes due October 2029	$100,000	5.00%	2030
Convertible subordinated notes due October 2010	3,900	2.50%	2011
Convertible senior subordinated notes due October 2010	25,681	2.50%	2011
Unamortized debt discount	(742)
Convertible senior subordinated notes, net	24,939
Total	$128,839

In January 2011, the Company entered into privately-negotiated agreements with existing holders of the Company’s 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $42.2 million principal amount of the notes for a total of approximately 3.9 million shares of the Company’s common stock, based on the conversion price of the notes of $10.68 per share, plus 188,496 additional shares including16,202 shares issued in payment of accrued and unpaid interest of $558,997. Following these exchanges, as of January 30, 2011, approximately $57.9 million aggregate principal amount of the notes remained outstanding. The Company recognized debt conversion inducement expense of $5.9 million on these exchanges, representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. This amount was recorded as general and administrative expense.
Subsequent to January 30, 2011, the Company entered into additional privately-negotiated agreements with existing holders of the Company’s 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $17.8 million principal amount of the notes for shares of the Company's common stock. See Note 22 for additional information regarding these exchanges.
In October 2010, the Company repaid in cash the remaining outstanding principal amount of $25.7 million and $3.9 million that was due on its 2 1/2% Convertible Senior Subordinated Notes and 2 1/2% Convertible Subordinated Notes, respectively.

The following table presents the associated interest expense related to the Company's Convertible Senior Subordinated Notes that were repaid in October 2010. The interest expense consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010

Non-cash interest cost	$—	$383	$742	$2,674
Cash interest cost	—	171	294	1,256
Total interest expense	$—	$554	$1,036	$3,930

10. Long-term Debt

Malaysian Bank Loan

        In July 2008, the Company's Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company's Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan was payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan was payable in 20 equal quarterly installments of $250,000 beginning in October 2008. As of April 30, 2010, $13.8 million of this loan was outstanding of which $4.0 million was the current portion. In January 2011, the remaining principal balance of the loan was repaid in full by the Company's Malaysian subsidiary.

Chinese Bank Loan

     In January 2010, the Company's Chinese subsidiary entered into a loan agreement with a bank in China. Under this agreement, the Company's Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. In April 2010, the Chinese subsidiary borrowed an additional $1.0 million from the bank. The loan was payable on January 6, 2013. As of April 30, 2010, $5.5 million of this loan was outstanding. In January 2011, the remaining principal balance of the loan was repaid in full by the Company's Chinese subsidiary.

11. Short-term Debt

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 5.75% to 7.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of January 30, 2011, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of January 30, 2011 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. Prior to February 2011, the Company was subject to a $4.0 million limit on individual investments that it could make. During the quarter ended October 31, 2010, the Company invested $5.9 million in a publicly held foreign company, which exceeded the maximum individual investment permitted under the covenant. The Company obtained a waiver from the bank to allow this investment. The Company was in compliance with all covenants associated with this facility as of January 30, 2011. In February 2011, the credit agreement was amended to modify certain financial covenants, including the $4.0 million limit on individual investments which was increased to $50.0 million.

12. Warranty

     The Company generally offers a one-year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs based at the time revenue is recognized. Factors that affect the Company's warranty liability include the historical and anticipated rates of warranty claims. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

     Changes in the Company's warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 30, 2011
Beginning balance at April 30, 2010	$5,472
Additions during the period based on product sold	3,338
Settlements	121
Changes in liability for pre-existing warranties, including expirations	(3,798)
Ending balance at January 30, 2011	$5,133

13. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of January 30, 2011 and April 30, 2010 were as follows (in thousands):

	January 30, 2011		April 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$310,232	$310,232	$207,024	$207,024
Available for sale minority investment	6,321	6,321	—	—
Total	$316,553	$316,553	$207,024	$207,024

Financial liabilities:
Convertible notes	$57,850	$188,051	$128,839	$188,710
Long-term debt	—	—	19,250	18,183
Total	$57,850	$188,051	$148,089	$206,893

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

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of January 30, 2011, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

14. Stockholders' Equity

Common Stock Offering

On December 27, 2010, the Company completed the sale of 4,140,000 shares of its common stock at a price to the underwriter of $28.54 per share. Net proceeds to the Company after deducting offering expenses were $117.9 million.

Stock-based Compensation Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended January 30, 2011 and January 31, 2010 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Cost of revenues	$1,305	$909	$3,361	$3,228
Research and development	1,540	1,364	4,279	4,375
Sales and marketing	519	463	1,497	1,472
General and administrative	1,158	776	3,590	2,540
Total	$4,522	$3,512	$12,727	$11,615

The total stock-based compensation capitalized as part of inventory as of January 30, 2011 was $732,423.

     During the three months ended January 30, 2011, 343,402 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 1,400,415 shares of common stock were exercised. During nine months ended January 30, 2011, 698,982 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 2,266,948 shares of common stock were exercised. The number of restricted stock units issued during the three and nine months ended January 30, 2011 were 170,988 and 303,372, respectively.

As of January 30, 2011, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $24.1 million which is expected to be recognized over the succeeding 38 months.

15. Income Taxes

      The Company recorded a provision for income taxes of $1.2 million and $421,000, respectively, for the three months ended January 30, 2011 and January 31, 2010 and $3.8 million and $618,000, respectively, for the nine months ended January 30, 2011 and January 31, 2010. The income tax provision for the three and nine months ended January 30, 2011 includes state taxes and income taxes arising in certain foreign jurisdictions in which the Company conducts business. The income tax provision for the three and nine months ended January 31, 2010 includes minimum state taxes and income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company's net deferred tax assets as of January 30, 2011 have been fully offset by a valuation allowance.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefits as of April 30, 2010 and January 30, 2011 were $12.6 million and

$12.8 million, respectively. Excluding the effects of recorded valuation allowances for deferred tax assets, $10.8 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

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

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 30, 2011, there were no accrued interest or penalties related to uncertain tax positions. The Company recorded no interest or penalties for the three and nine months ended January 30, 2011.

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

     The following table sets forth revenues by geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Revenues from sales to unaffiliated customers:
United States	$73,327	$61,685	$209,309	$165,616
Malaysia	44,616	33,738	119,416	81,757
China	71,887	22,503	169,254	57,707
Rest of the world	73,186	49,009	213,862	136,310
	$263,016	$166,935	$711,841	$441,390

  Revenues generated in the United States are all from sales to customers located in the United States.

     The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 30, 2011	April 30, 2010
Long-lived assets:
United States	$76,361	$70,975
Malaysia	40,018	35,575
China	18,666	10,962
Rest of the world	18,979	13,003
	$154,024	$130,515

17. Restructuring Charges

      As of January 30, 2011, $4.2 million of non-cancelable facilities payments related to the abandoned and unused portion of the Company's facility in Allen, Texas remained accrued as restructuring reserve.

     The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2011 (in thousands):

Balance as of April 30, 2010	$4,664
Charges	—
Cash payments	(512)
Balance as of January 30, 2011	$4,152

Of the $4.2 million of remaining accrual, $289,866 is expected to be paid in the next twelve months and $3.9 million is expected to be paid out from fiscal 2012 through fiscal 2020.

18. Litigation Settlements

 In November 2009, following trial in the United States District Court for the Western District of Pennsylvania ("the Court"), Optium Corporation, a wholly owned subsidiary of the Company, was found liable for patent infringement. As a result the Court awarded the plaintiffs, JDSU and Emcore Corporation, approximately $3.4 million in damages plus interest. The judgment was with respect to complaints filed on September 11, 2006 and March 14, 2007 by JDSU and Emcore alleging that certain cable television transmission products sold by Optium infringed certain U.S. patents. The Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 26, 2011, the Federal Circuit affirmed the judgment. A petition for rehearing has been filed. Nevertheless, because of the historically low percentage of requests for rehearing that are granted by the Federal Circuit, the Company has recorded a charge for the judgment of approximately $3.5 million as general and administrative expense.

On September 10, 2010, the Company entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that the Company had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven Finisar patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license to Finisar's digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. The Company determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $8.9 million was accounted for as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the second quarter of fiscal 2011 the Company incurred contingent and other legal fees of $3.2 million in connection with the settlement of this litigation which were recorded as general and administrative expense.

19. Pending Litigation

Oplink/OCP Patent Litigations

On December 10, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Oplink Communications, Inc. and Optical Communication Products Inc. (OCP) infringe eleven Finisar patents. OCP is a wholly-owned subsidiary of Oplink. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement of the patents-in-suit, (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to the Company for the defendants' infringement of the patents-in-suit, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to the Company, (e) ordering that the defendants pay the Company's costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding the Company its attorneys' fees and expenses, and (g) granting such other and further relief as the Court deems just and appropriate, or that the Company may be entitled to as a matter of law or equity.

On March 7, 2011, OCP filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain vertical cavity surface emitting lasers (VCSELs) and active optical cables manufactured and sold by the Company infringe five OCP patents. The complaint asks the Court to enter judgment (a) holding Finisar liable for infringement of the asserted patents, (b) that the Company account for damages resulting from its infringement of the patents, together with pre-judgment and post-judgment interest, (c) preliminarily and permanently enjoining the Company from further infringement of the asserted patents, (d) holding the case to an exceptional case, and an award to OCP for its attorneys' fees and costs, and (g) granting such other relief as the Court deems just and equitable. The Company is evaluating the complaint and intends to defend the lawsuit vigorously. However, there can be no assurance that it will be successful in its defense. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Ninth Circuit. Oral argument in the case occured December 10, 2010.

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

     This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the District Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including the Company) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the District Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the District Court entered judgment against the plaintiff in all 54 cases. The plaintiff appealed the order and judgments. The real defendants cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation. On December 2, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal and further ruled that the dismissal is with prejudice. The plaintiff has indicated its intention to file a writ of certiorari seeking review by the United States Supreme Court.

Export Compliance

     During mid-2007, Optium became aware that certain of its analog RF over fiber products may, depending on end use and customization, be subject to the International Traffic in Arms Regulations, or ITAR. Accordingly, Optium filed a detailed voluntary disclosure with the United States Department of State describing the details of possible inadvertent ITAR violations with respect to the export of a limited number of certain prototype products, as well as related technical data and defense services. Optium may have also made unauthorized transfers of ITAR-restricted technical data and defense services to foreign persons in the workplace. Additional information was provided upon request to the Department of State with respect to this matter. In late 2008, a grand jury subpoena from the office of the U.S. Attorney for the Eastern District of Pennsylvania was received requesting documents from 2005 through the present referring to, relating to or involving the subject matter of the above referenced voluntary disclosure and export activities.

On December 17, 2010, the Company received a letter from the Department of State advising the Company that its inquiry into the events that were the subject of the voluntary disclosure was complete and that its inquiry was being closed without further action. Subsequent to receipt of this letter, the Company was informed orally that the U.S. Attorney's office had concluded and closed its grand jury investigation of the matter.

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 30, 2011. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

21. Related Party Transaction

     During the three and nine months ended January 30, 2011, the Company paid $46,900 and $134,900, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,150 restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next 3 anniversaries thereafter, to be fully vested on June, 2014, subject to him continuing to provide services to Finisar. During the three and nine months ended January 31, 2010, the Company paid Mr. Gertel's company $41,000 and $116,500, respectively, in cash compensation. The amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

22. Subsequent Events
In February 2011, the Company entered into privately-negotiated agreements with existing holders of the Company’s 5% Convertible Senior Notes due 2029, to exchange an aggregate of $17.8 million principal amount of notes for a total of 1,670,724 shares of the Company’s common stock, based on the conversion price of the notes of $10.68 per share, plus 74,932 additional shares, including 7,875 shares issued in payment of accrued and unpaid interest of $281,675. Following these exchanges, $40.0 million of principal amount of the notes remained outstanding. The Company will recognize debt conversion inducement expense of $2.4 million on these exchanges in the quarter ending April 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words like “anticipates,” “believes,” “plans,” “expects,” “future,” “intends” and similar expressions to identify these forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events; however, our business and operations are subject to a variety of risks and uncertainties, and, consequently, actual results may materially differ from those projected by any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements since they may not occur.

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

Recent Developments

Common Stock Offering

     On December 27, 2010, we completed the sale of 4,140,000 shares of our common stock at a price to the underwriter of $28.54 per share. Net proceeds to us after deducting offering expenses were $117.9 million.

Private Exchange of Convertible Notes

     In January 2011, we entered into privately-negotiated agreements with existing holders of our 5% Convertible Senior Notes due

2029 to exchange an aggregate of approximately $42.2 million principal amount of the notes for a total of approximately 3.9 million shares of our common stock, based on the conversion price of the notes of $10.68 per share, plus 188,496 additional shares, including 16,202 shares issued in payment of accrued and unpaid interest of $558,997. Following these exchanges, as of January 30, 2011, approximately $57.9 million aggregate principal amount of the notes remained outstanding. During the three months period ended January 30, 2011, we recognized debt conversion inducement expense of $5.9 million on these exchanges, representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. This debt conversion expense compares to $7.9 million of interest expense that would have been payable with respect to the $42.2 million in exchanged notes through their first maturity date in October 2014 had such notes not been exchanged. This amount was recorded as general and administrative expense.

In February 2011, we entered into privately-negotiated agreements with existing holders of the Company’s 5% Convertible Senior Notes due 2029, to exchange an aggregate of $17.8 million principal amount of notes for a total of approximately 1,670,724 shares of our common stock, based on the conversion price of the notes of $10.68 per share, plus 74,932 additional shares, including 7,875 shares issued in payment of accrued and unpaid interest of $281,675. As a result, we will recognize debt conversion inducement expense of $2.4 million on these exchanges in the quarter ending April 30, 2011. Following these exchanges, $40.0 million of principal amount of the notes remained outstanding.

Repayment of Long-term debt

In the third quarter of fiscal 2011, we repaid in full the remaining principal amounts outstanding of our Malaysian and Chinese bank loans. The principal balance outstanding under these loans as of the end of second quarter of fiscal 2011 was $11.8 million and $5.5 million, respectively.

Litigation Settlements

In November 2009, following trial in the United States District Court for the Western District of Pennsylvania ("the Court"), Optium Corporation, a wholly-owned subsidiary of Finisar, was found liable for patent infringement. As a result, the Court awarded the plaintiffs, JDSU and Emcore Corporations, approximately $3.4 million in damages plus interest. The judgment was with respect to complaints filed on September 11, 2006 and March 14, 2007 by JDSU and Emcore alleging that certain cable television transmission products sold by Optium infringed certain U.S. patents. We appealed this judgment to the Unites States Court of Appeals for the Federal Circuit. On January 26, 2011, the Federal Circuit affirmed the judgment. A petition for rehearing has been filed. Nevertheless, because of the historically low percentage of requests for rehearing that are granted by the Federal Circuit, we have recorded a charge for the judgment of approximately $3.5 million as general and administrative expense in the quarterly period ended January 30, 2011.

On September 10, 2010, we entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that we had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven of our patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to us in the amount of $14.5 million for a fully paid-up license to our digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. We determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as a reduction to general and administrative expenses upon receipt. The remaining $8.9 million was accounted as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the quarter ended October 31, 2010 we incurred $3.2 million in contingent and other legal fees in connection with the settlement of this litigation which was recorded as general and administrative expense.

Minority Investment

In September 2010, we invested $5.9 million in a publicly held foreign company for strategic reasons. This investment was classified as an available for sale minority investment and is accounted for as a minority investment on our balance sheet as of January 30, 2011.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 30, 2011	January 31, 2010	January 30, 2011	January 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.6	68.3	66.2	71.8
Amortization of acquired developed technology	0.4	0.7	0.5	0.8
Gross profit	32.0	31.0	33.3	27.4
Operating expenses:
Research and development	11.3	14.9	11.9	15.3
Sales and marketing	3.4	4.7	3.8	5.0
General and administrative	7.8	5.6	5.6	6.1
Restructuring charges	—	—	—	0.9
Amortization of purchased intangibles	0.1	0.3	0.2	0.4
Total operating expenses	22.6	25.5	21.5	27.7
Income (loss) from operations	9.4	5.5	11.8	(0.3)
Interest income	0.1	0.1	0.1	0.0
Interest expense	(0.6)	(1.3)	(0.8)	(1.6)
Loss on debt extinguishment	—	0.0	—	(5.7)
Other income (expense), net	(1.3)	(0.6)	(0.5)	(0.7)
Income (loss) from continuing operations before income taxes	7.6	3.7	10.6	(8.3)
Provision for income taxes	0.4	0.3	0.5	0.1
Income (loss) from continuing operations	7.2	3.4	10.1	(8.4)
Income (loss) from discontinued operations, net of income taxes	—	(0.1)	(0.0)	8.4
Net income (loss)	7.2%	3.3%	10.1%	(0.0)%

     Revenues. Revenues increased $96.1 million, or 57.6%, to $263.0 million in the quarter ended January 30, 2011 compared to $166.9 million in the quarter ended January 31, 2010. Revenues increased $270.5 million, or 61.3%, to $711.8 million in the nine months ended January 30, 2011 compared to $441.4 million in the nine months ended January 31, 2010. These increases reflect the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they respond to the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.

The following table sets forth the changes in revenues by product category (in thousands):

	Three months ended
	January 30, 2011	January 31, 2010	Change	% Change
Transceivers, transponders and components
Greater than 10 Gbps:
LAN/SAN	$39,920	$25,665	$14,255	55.5%
Metro/Telecom	77,789	41,708	36,081	86.5
Subtotal	117,709	67,373	50,336	74.7
Less than 10 Gbps:
LAN/SAN	60,569	48,496	12,073	24.9
Metro/Telecom	33,206	26,098	7,108	27.2
Subtotal	93,775	74,594	19,181	25.7
Total transceivers, transponders and components	211,484	141,967	69,517	49.0
ROADM linecards and WSS modules	47,640	19,140	28,500	148.9
CATV	3,892	5,828	(1,936)	(33.2)
Total revenues	$263,016	$166,935	$96,081	57.6%

	Nine Months Ended
	January 30, 2011	January 31, 2010	Change	% Change
Transceivers, transponders & components
Greater than 10 Gbps:
LAN/SAN	$107,744	$55,605	$52,139	93.8%
Metro/Telecom	211,366	118,986	92,380	77.6
Subtotal	319,110	174,591	144,519	82.8
Less than 10 Gbps:
LAN/SAN	167,768	129,446	38,322	29.6
Metro/Telecom	96,223	77,169	19,054	24.7
Subtotal	263,991	206,615	57,376	27.8
Total transceivers, transponders & components	583,101	381,206	201,895	53.0
ROADM linecards and WSS modules	116,928	45,549	71,379	156.7
CATV	11,812	14,635	(2,823)	(19.3)
Total revenues	$711,841	$441,390	$270,451	61.3%

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, was $1.2 million each in the quarters ended January 30, 2011 and January 31, 2010 and $3.6 million each in the nine months ended January 30, 2011 and January 31, 2010.

     Gross Profit. Gross profit increased $32.4 million, or 62.6%, to $84.1 million in the quarter ended January 30, 2011 compared to $51.7 million in the quarter ended January 31, 2010. Gross profit as a percentage of revenues increased by 1.0%, from 31.0% in the quarter ended January 31, 2010 to 32.0% in the quarter ended January 30, 2011. We recorded charges of $6.9 million for obsolete and excess inventory in the quarter ended January 30, 2011 compared to $4.1 million in the quarter ended January 31, 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $3.1 million in the quarter ended January 30, 2011 and $4.3 million in the quarter ended January 31, 2010. As a result, we recognized a net charge of $3.8 million in the quarter ended January 30, 2011 compared to a net credit of $200,000 in the quarter ended January 31, 2010. Manufacturing overhead included stock-based compensation charges of $1.3 million in the quarter ended January 30, 2011 and $909,000 in the quarter ended January 31, 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $90.4 million, or 34.4% of revenues, in the quarter ended January 30, 2011 compared to $53.6 million, or 32.1% of revenues, in the quarter ended January 31, 2010. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products, partially offset by the unfavorable impact of lower pricing on some products. Manufacturing overhead costs in the quarter ended January 30, 2011 increased by 45% compared to the quarter ended January 31, 2010, whereas the increase in revenues was 58% in the same period, primarily due to higher utilization of fixed manufacturing capacity.

Gross profit increased $116.5 million or 96.3%, to $237.4 million in the nine months ended January 30, 2011 compared to $120.9 million in the nine months ended January 31, 2010. Gross profit as a percentage of revenues increased by 6.0%, from 27.4% in the nine months ended January 31, 2010 to 33.3% in the nine months ended January 30, 2011. We recorded charges of $13.5 million for obsolete and excess inventory in the nine months ended January 30, 2011 compared to $18.9 million in the nine months ended January 31, 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $9.5 million in the nine months ended January 30, 2011 and $11.4 million in the nine months ended January 31, 2010. As a result, we recognized a net charge of $4.0 million in the nine months ended January 30, 2011 compared to $7.5 million in the nine months ended January 31, 2010. Manufacturing overhead includes stock-based compensation charges of $3.4 million in the nine months ended January 30, 2011 and $3.2 million in the nine months ended January 31, 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $248.3 million, or 34.9% of revenues, in the nine months ended January 30, 2011 compared to $135.2 million, or 30.6% of revenues, in the nine months ended January 31, 2010. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products, partially offset by the unfavorable impact of lower pricing on some products. Manufacturing overhead costs in the nine months ended January 30, 2011 increased by 43% compared to the nine months ended January 31, 2010 whereas the increase in revenues was 61% in the same period, primarily due to higher utilization of fixed manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased $4.7 million, or 18.9%, to $29.6 million in the quarter ended January 30, 2011 compared to $24.9 million in the quarter ended January 31, 2010. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $1.5 million in the quarter ended January 30, 2011 and $1.4 million in the quarter ended January 31, 2010. Research and development expenses as a percent of revenues decreased to 11.3% in the quarter ended January 30, 2011 compared to 14.9% in the quarter ended January 31, 2010.

Research and development expenses increased $16.9 million, or 25.0%, to $84.4 million in the nine months ended January 30, 2011 compared to $67.5 million in the nine months ended January 31, 2010. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $4.3 million in the nine months ended January 30, 2011 and $4.4 million in the nine months ended January 31, 2010. Research and development expenses as a percent of revenues decreased to 11.9% in the nine months ended January 30, 2011 compared to 15.3% in the nine months ended January 31, 2010.

     Sales and Marketing Expenses. Sales and marketing expenses increased $896,000, or 11.3%, to $8.8 million in the quarter ended January 30, 2011 compared to $7.9 million in the quarter ended January 31, 2010. The increase was primarily due to increased sales commissions as a result of the increase in revenues. Included in sales and marketing expenses were stock-based compensation charges of $519,000 in the quarter ended January 30, 2011 and $463,000 in the quarter ended January 31, 2010. Sales and marketing expenses as a percent of revenues decreased to 3.4% in the quarter ended January 30, 2011 compared to 4.7% in the quarter ended January 31, 2010.

Sales and marketing expenses increased $5.1 million, or 23.1%, to $27.1 million in the nine months ended January 30, 2011 compared to $22.1 million in the nine months ended January 31, 2010. The increase was primarily due to increased sales commissions as a result of the increase in revenues. The increase was also partly due to an increase in employee related expenses. Included in sales and marketing expenses were stock-based compensation charges of $1.5 million in the nine months ended January 30, 2011 and $1.5 million in the nine months ended January 31, 2010. Sales and marketing expenses as a percent of revenues decreased to 3.8% in the nine months ended January 30, 2011 compared to 5.0% in the nine months ended January 31, 2010.

     General and Administrative Expenses. General and administrative expenses increased $11.3 million, or 120.9%, to $20.6 million in the quarter ended January 30, 2011 compared to $9.3 million in the quarter ended January 31, 2010. The increase was primarily due to an accrual of $3.5 million for damages payable as a result of an appellate court's ruling affirming an unfavorable judgment in a patent infringement lawsuit, $5.9 million of debt conversion inducement expenses recorded on the exchange of approximately $42.2 million principal amount of our outstanding convertible notes and an increase in personnel related costs. Included in general and administrative expenses were stock-based compensation charges of $1.2 million in the quarter ended January 30, 2011 and $776,000 in the quarter ended January 31, 2010. General and administrative expenses as a percent of revenues increased to 7.8% in the quarter ended January 30, 2011 compared to 5.6% in the quarter ended January 31, 2010.

General and administrative expenses increased $13.1 million, or 48.2%, to $40.2 million in the nine months ended January 30, 2011 compared to $27.1 million in the nine months ended January 31, 2010. The increase was primarily due to the $3.5 million accrual for damages and the $5.9 million of debt conversion inducement expenses described above, and an increase in personnel related costs, partially offset by $2.4 million of litigation settlement income net of legal costs associated with the litigation settlement with Source Photonics Inc. Included in general and administrative expenses were stock-based compensation charges of $3.6 million in the nine months ended January 30, 2011 and $2.5 million in the six months ended January 31, 2010. General and administrative expenses as a percent of revenues decreased to 5.6% in the nine months January 30, 2011 compared to 6.1% in the nine months ended January 31, 2010.

Restructuring Costs. As a result of moving certain manufacturing activities from our facility in Allen, Texas to our lower cost manufacturing facility in Ipoh, Malaysia, we determined that approximately 32% of the space in the Allen facility was no longer required for manufacturing. As a result, we closed that portion of the facility in the quarter ended November 1, 2009 and recorded a restructuring charge of $4.2 million in the quarter ended November 1, 2009 which represented the present value of the lease payments allocable to that portion of the facility that we are obligated to pay over the remaining lease term.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $43,000, or 10.1%, to $383,000 in the quarter ended January 30, 2011 compared to $426,000 in the quarter ended January 31, 2010. The decrease was primarily due to the full amortization of certain intangibles acquired in connection with the purchase of assets from Infineon Technologies AG in fiscal 2005.

Amortization of purchased intangibles decreased $496,000, or 30.2%, to $1,149,000 in the nine months ended January 30, 2011 compared to $1.6 million in the nine months ended January 31, 2010. The decrease was primarily due to the full amortization of certain intangibles acquired in the Optium merger in fiscal 2009.

     Interest Income. Interest income increased $119,000 to $204,000 in the quarter ended January 30, 2011 compared to $85,000 in the quarter ended January 31, 2010. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010.

Interest income increased $335,000 to $439,000 in the nine months ended January 30, 2011 compared to $104,000 in the nine months ended January 31, 2010. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010.

     Interest Expense. Interest expense decreased $776,000, or 34.6%, to $1.5 million in the quarter ended January 30, 2011 compared to $2.2 million in the quarter ended January 31, 2010. The decrease was primarily related to lower outstanding debt due to repayment of $3.9 million aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $25.7 million principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 in the second quarter of fiscal 2011 and repayment of the $2.6 million remaining balance of a loan in the third quarter of fiscal 2010. Interest expense for the quarter ended January 30, 2011 included $1.2 million related to our 5% Convertible Subordinated Notes due October 2029 and $260,000 related to various other debt instruments. Interest expense for the quarter ended January 31, 2010 included $1.2 million related to our 5% Convertible Subordinated Notes due October 2029, $190,000 related to our convertible subordinated notes which were fully repaid in October 2010, $400,000 related to various other debt instruments and a non-cash charge of $383,000 due to the accretion of the original issue discount related to our senior convertible notes.

Interest expense decreased $1.1 million, or 16.7%, to $5.7 million in the nine months ended January 30, 2011 compared to $6.8 million in the nine months ended January 31, 2010. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010, repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010 and repayment of $3.9 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $25.7 million principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 in the second quarter of fiscal 2011. Interest expense for the nine months ended January 30, 2011 included $3.7 million related to our 5% Convertible Subordinated Notes due October 2029, $1.2 million related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issue discount created by the conversion option in the 2.5% Senior Subordinated Convertible Notes, as interest expense over the term of the instrument using the interest method. Interest expense for the nine months ended January 31, 2010 included $1.8 million related to our convertible subordinated notes which were fully repaid in

October 2010 and a non-cash charge of $2.7 million related to the accounting for our senior convertible notes.

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

     Other Income (Expense), Net. Other expense was $3.4 million in the quarter ended January 30, 2011 compared to other expense of $1.0 million in the quarter ended January 31, 2010. Other expense in the quarter ended January 30, 2011 primarily consisted of foreign exchange losses of $2.4 million and $865,000 of amortization of debt issuance costs for our 5% Convertible Senior Notes. Other expense in the quarter ended January 31, 2010 primarily consisted of foreign exchange losses of $726,000 and $248,000 of amortization of debt issuance costs for our 5% Convertible Senior Note.

Other expense was $3.4 million in the nine months ended January 30, 2011 compared to other expense of $2.9 million in the nine months ended January 31, 2010. Other expense in the quarter ended January 30, 2011 primarily consisted of foreign exchange losses of $2.0 million and $1.4 million of amortization of debt issuance costs for our 5% Convertible Senior Notes. Other expense in the nine months ended January 31, 2010 was primarily due to a $2.0 million write down of a minority investment as the decline in its value was other than temporary.

     Provision for Income Taxes. We recorded income tax provisions of $1.2 million and $421,000, respectively, for the quarters ended January 30, 2011 and January 31, 2010. We recorded income tax provisions of $3.8 million and $618,000, respectively, for the nine months ended January 30, 2011 and January 31, 2010. The income tax provisions for the quarters and nine months ended January 30, 2011 and January 31, 2010 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized.

     Income from Discontinued Operation, Net of Taxes. The transition services agreement we entered into in connection with the sale of the assets of the Network Tools Division, under which we agreed to provide manufacturing services to JDSU during the transition period, was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during the nine months ended January 30, 2011 was $284,000. Income from discontinued operations for the nine months ended January 31, 2010 was $36.9 million, including a gain on the sale of the business unit of $35.9 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Net cash provided by operating activities was $54.9 million in the nine months ended January 30, 2011, compared to net cash used in operating activities of $1.7 million in the nine months ended January 31, 2010. Cash provided by operating activities in the nine months ended January 30, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $51.4 million, and cash used for working capital requirements primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable increased by $47.6 million primarily due to the increase in shipments. Inventory increased by $35.6 million and accounts payable increased by $6.4 million due to increased purchases to support increased sales. Cash used in operating activities in the nine months ended January 31, 2010 consisted of net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $69.1 million, and cash used for working capital, primarily related to increases in accounts receivable and inventories offset by an increase in accounts payable. Accounts receivable increased by $34.6 million primarily due to the increase in revenues. Inventory and accounts payable increased by $12.4 million and $16.7 million, respectively, primarily due to increase in purchases to support higher levels of sales.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $50.6 million in the nine months ended January 30, 2011 compared to net cash provided by investing activities of $20.5 million in the nine months ended January 31, 2010. Net cash used in investing activities in the nine months ended January 30, 2011 represented expenditures of $44.7 million for capital equipment and $5.9 million for a minority investment in a publicly held foreign company. Net cash provided by investing activities in the nine months ended January 31, 2010 primarily represented $40.7 million in cash received from the sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale of a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $21.4 million of expenditures for capital equipment.

Cash Flows from Financing Activities

     Net cash provided by financing activities totaled $98.9 million in the nine months ended January 30, 2011 compared to $19.6 million in the nine months ended January 31, 2010. Cash provided by financing activities for the nine months ended January 30, 2011 primarily reflected proceeds from our common stock offering of $117.9 million and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $29.9 million, partially offset by repayments of convertible notes totaling $29.6 million and repayments of long-term debt of $19.3 million. Cash provided by financing activities for the nine months ended January 31, 2010 primarily consisted of $98.1 million in proceeds from the issuance of our 5.0% Convertible Senior Notes and $10.0 million of borrowings under our revolving line of credit, partially offset by $88.0 million of cash used to repay convertible notes.

Contractual Obligations and Commercial Commitments

     At January 30, 2011, we had contractual obligations of $270.1 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$57,850	$—	$—	$—	$57,850
Interest on debt (a)	11,570	2,893	5,785	2,892	—
Operating leases (b)	37,668	5,970	8,523	7,277	15,898
Purchase obligations (c)	162,971	162,971	—	—	—
Total contractual obligations	$270,059	$171,834	$14,308	$10,169	$73,748
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

         Convertible debt consists of a series of convertible senior notes in the aggregate principal amount of $57.9 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

In February 2011, we entered into privately-negotiated agreements with existing holders of the notes, to exchange an aggregate of $17.8 million principal amount of notes for a total of 1,670,724 shares of our common stock, based on the conversion price of the notes of $10.68 per share, plus 74,932 additional shares, including 7,875 shares issued in payment of accrued and unpaid interest of $281,675. Following these exchanges, $40.0 million of principal amount of the notes remained outstanding.

     Interest on debt consists of the scheduled interest payments on our convertible debt.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of January 30, 2011, the liability for these purchase commitments of $1.9 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

     At January 30, 2011, our principal sources of liquidity consisted of $310.2 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations.

       We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 5% Convertible Senior Notes due 2029, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

     At January 30, 2011 and April 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended January 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item I, Financial Statements - Note 18. Litigation Settlement" and "Note 19. Pending Litigation” for descriptions of litigation that was settled during the quarter ended January 30, 2011 and pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 30, 2011.

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

     We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding convertible debt in the aggregate principal amount of $40 million, which is subject to redemption by the holders in October 2014, 2016, 2019 and 2024. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 49% of our revenues in the first nine months of fiscal 2011, 43% of our revenues in fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

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

Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations also subjects us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.

We have previously been the subject of inquiries from the Department of State and the Department of Justice regarding compliance with ITAR. Although these inquiries were closed with no action being taken, we expended significant time and resources to resolve them, and future inquiries of this type could also be costly to resolve.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $18.6 million in such investments remaining on our balance sheet as of January 30, 2011 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

     As of January 30, 2011, we had net operating loss, or NOL, carryforward amounts of approximately $488 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and tax credit carryforward amounts of approximately $15.3 million for U.S. federal income tax purposes and $10.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2012 through 2029, and $1.6 million of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2011 through 2029, and $37.4 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our cable television products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. In connection with our settlement with Source Photonics, we received a royalty free license to the Source Photonics patents through December 31, 2015. While, as a result of various procedural events in that lawsuit and a tolling agreement between the parties, the NeoPhotonics patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. Further, on March 7, 2011, Optical Communication Products, Inc. (OCP), a wholly owned subsidiary of Oplink Communications, filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain vertical cavity surface emitting lasers (VCSELs) and active optical cables manufactured and sold by the Company infringe five OCP patents. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

     As of January 30, 2011, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $57.9 million. In February 2011, we entered into privately-negotiated agreements with existing holders of the Company’s 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $17.8 million principal amount of the notes for shares of the Company's common stock. Following these exchanges, $40.0 million of principal amount of the Notes remained outstanding. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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
Kurt Adzema
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 10, 2011

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Third Amendment to Credit Agreement dated February 9, 2011and first amendment to Security Agreement by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC

10.2	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective March 07, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002