Form 10-K
period 2011-04-30
FINISAR CORP
filed 2011-06-28
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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
408-548-1000
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value
(Title of class)
_____________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 31, 2010 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,295,451,602 based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 29, 2010 of $17.03 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 9, 2011, there were 89,945,953 shares of the registrant’s common stock, $.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2011

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

Overview
We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, storage area networks, or SANs, longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television networks, or CATV, and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.
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
We sell our optical products to manufacturers of storage systems, networking equipment and telecommunications equipment or their contract manufacturers, such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.
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

Industry Background and Markets
Industry Background
Computer networks are frequently described in terms of the distance they span and by the hardware and software protocols used to transport and store data. The physical medium through which signals are best transmitted over these networks depends on the amount of data to be transmitted, expressed as Gbps, and the distance involved. Voice-grade copper wire can only support connections of about 1.2 miles without the use of repeaters to amplify the signal, whereas optical systems can carry signals in excess of 60 miles without further processing. Early computer networks had relatively limited performance requirements, short connection distances and low transmission speeds and, therefore, relied almost exclusively on copper wire as the medium of choice. At speeds of more than 1 Gbps, the ability of copper wire to transmit more than 300 meters is limited due to the loss of signal over distance as well as interference from external signal generating equipment. The proliferation of electronic commerce, communications and broadband entertainment has resulted in the digitization and accumulation of enormous amounts of data. Thus, while copper continues to be the primary medium used for delivering signals to the desktop, even at 1 Gbps, the need to quickly transmit, store and retrieve large blocks of data across networks in a cost-effective manner has increasingly required enterprises and service providers to use fiber optic technology to transmit data at higher speeds over greater distances and to expand the capacity, or bandwith, of their networks. There are three principal categories of networks: LANs and SANs, MANs and WANs.

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
MANs and WANs
A MAN is a regional data network typically covering an area of up to 50 kilometers in diameter that allows the sharing of computing resources on a regional basis within a town or city. These Metro networks are typically arranged in a ring configuration that can ultimately transmit data around metropolitan areas over hundreds of kilometers. MANs typically use the SONET and SDH communications standards to encapsulate data to be transmitted over fiber optic cable due to the widespread use of this standard in legacy telecommunication networks. However, increasingly, wavelength division multiplexing (or WDM) is used to increase the throughput on a given fiber. MANs can also be built using the Ethernet standard, also known as Metro Ethernet, which can typically result in savings to the network operator in terms of network infrastructure and operating costs. The demand for products used to build MANs is driven primarily by service providers as they seek to upgrade or build new networks to handle the growth in the bandwidth demands of business and residential users.
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
For SAN applications which rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 8 Gbps. We currently provide optical subsystems for data networking applications for LANs and MANs based on the Ethernet standard for transmitting signals at 1 to 10 Gbps using the SFP, SFP+, and XFP form factors. We offer products for 10 Gbps Ethernet solutions using the legacy Xenpak and newer X2 form factors which make use of the XAUI electrical interface. For SONET/SDH-based MANs, we supply optical subsystems which are capable of transmitting at 2.5, 10 and 40 Gbps. We also offer products that operate at less than 1 Gbps for these SONET/SDH networks.
We also offer a full line of optical subsystems for MANs using wavelength division multiplexing, or WDM technologies. Our coarse wavelength division multiplexing, or CWDM, subsystems include every major optical transport component needed to support a MAN, including transceivers, optical add/drop multiplexers, or OADMs, for adding and dropping wavelengths in a network without the need to convert to an electrical signal and multiplexers/demultiplexers for SONET/SDH, Gigabit Ethernet and Fibre Channel protocols. CWDM-based optical subsystems allow network operators to scale the amount of bandwidth offered on an incremental basis, thus providing additional cost savings during the early stages of deploying new IP-based systems. For dense wavelength division multiplexing, or DWDM systems, we offer DWDM-based transceivers in the SFP, XFP and 300 pin form factors.
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
Customers
To date, our revenues have been principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers, or OEMs, distributors and system integrators. Sales of products for LAN and SAN applications represented 39%, 43% and 44% of our total revenues in fiscal 2011, 2010 and 2009, respectively.
Sales to our five largest customers represented 48%, 43% and 42% of our total revenues during fiscal 2011, 2010 and 2009 respectively. Three customers, Cisco Systems, Huawei and Alcatel-Lucent, each represented more than 10% of our total revenues during fiscal 2011. One customer, Cisco Systems, represented more than 10% of total revenues during each of fiscal 2010 and fiscal 2009. No other customer accounted for more than 10% of our total revenues in any of these years.

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
Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components can provide significant cost savings while the ability to create unique component designs, enhances our competitive position in terms of performance, time-to-market and intellectual property. We design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850nm VCSEL components used in our short distance transceivers for LAN and SAN applications. These applications represented approximately 39% of our optical subsystem revenues in fiscal 2011. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. These longer distance transceiver products comprised approximately 45% of our optical subsystem revenues in fiscal 2011.

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
Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies (formerly part of Agilent Technologies) and JDS Uniphase. Our principal competitors for optical transceivers sold for MAN, WAN and telecom applications based on the SONET/SDH protocols include Oclaro (formed with the merger of Bookham and Avanex), Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase, Oclaro and Oplink. Our principal competitors for CATV products include AOI and Emcore. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our lower-cost manufacturing facilities in Ipoh, Malaysia and Shanghai, China. We believe that the recent introduction of a number of products for 10GigE and parallel optics applications and recent design-wins for our WSS ROADM products have strengthened our position in the optical subsystem market.

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
Manufacturing
We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for cleanroom operations. The acquisition of this facility has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture certain passive optical components used in our long wavelength products for MAN applications as well as ROADM linecards at our 152,000 square foot facility in Shanghai, China. We manufacture our WSS products in our 60,000 square foot facility in Waterloo, Australia and certain CATV and telecommunications products in our 81,000 square foot facility in Horsham, Pennsylvania. We continue to conduct a portion of our new product introduction activities at our Sunnyvale, California and Horsham, Pennsylvania facilities. In Sunnyvale, we also conduct supply chain management for certain components, quality assurance and documentation control operations. We maintain an international purchasing office in Shenzen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in LAN and SAN applications at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California.
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

Research and Development
In fiscal 2011, 2010 and 2009, our research and development expenses related to our continuing operations were $117.3 million, $94.8 million and $80.1 million, respectively. We believe that our future success depends on our ability to continue to enhance our existing products and to develop new products that maintain technological competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the LAN, SAN, MAN and WAN markets, although we also are seeking to leverage our core competencies by developing products for other applications. We work closely with our OEMs and system integrators to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.
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

Employees
As of April 30, 2011, we employed approximately 8,065 full-time employees and contractors, 712 of whom were located in the United States and 6,778 of whom were located at our production facilities in Ipoh, Malaysia and Shanghai, China. We also from time to time employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Waterloo, Australia facility are subject to a collective agreement not involving a union. We believe that there is a positive employee relations environment within the company.
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

     We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have periodically experienced significant growth followed by a significant decrease in customer demand such as occurred in fiscal 2001, when revenues increased by 181% followed by a decrease of 22% in fiscal 2002. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2002. Should revenues in future periods again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could be required to record additional charges for obsolete or excess inventories or non-cancelable purchase commitments.

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

     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top five customers represented 48% of our revenues in fiscal 2011, 43% of our revenues in fiscal 2010 and 42% of our revenues in fiscal 2009. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

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

     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for optical transceivers sold for applications based on the Fibre Channel and Ethernet protocols include Avago Technologies and JDS Uniphase. Our principal competitors for optical transceivers sold for MAN, WAN and telecom applications based on the SONET/SDH protocols include Oclaro, Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase, Oclaro and Oplink. Our principal competitors for cable TV products include AOI and Emcore. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

     In addition to our combination with Optium in August 2008 and our acquisition of more than 80% of the outstanding shares of Ignis AS in May 2011, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

     The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 18 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2011, we have written off all of the goodwill associated with our past acquisitions. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of April 30, 2011 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

     As of April 30, 2011, we had net operating loss, or NOL, carryforward amounts of approximately $457.4 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and tax credit carryforward amounts of approximately $18.5 million for U.S. federal income tax purposes and $11.1 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2013 through 2030, and $1.2 million of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2015 through 2029, and $37.4 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

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

Claims that we or any user of our products infringe third-party intellectual property rights could result in significant expenses or restrictions on our ability to sell our products.

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our CATV products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink Communications, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. In connection with our settlement with Source Photonics, we received a royalty free license to the Source Photonics patents through December 31, 2015. While, as a result of various procedural events in that lawsuit and a tolling agreement between the parties, the NeoPhotonics patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. Further, on March 7, 2011, Optical Communication Products, Inc. ("OCP"), a wholly owned subsidiary of Oplink Communications, filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain VCSEL lasers and active optical cables manufactured and sold by us infringe five OCP patents. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringes proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a user of our products in combination with other products that such use infringes proprietary rights of third parties could cause users to choose to not or be required to not utilize our products in such combination, which could harm our sales of such products. Any claims, against us or any use of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

We are subject to pending securities class action and shareholder derivative legal proceedings.

       Several securities class action lawsuits were filed against us and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer following our March 8, 2011 announcement of unaudited financial results for the third quarter of fiscal 2011 and our financial outlook for the fourth quarter. We also have been named as a nominal defendant in several shareholder derivative lawsuits filed in 2011 concerning our March 8, 2011 earnings announcement and filed in 2007 concerning the granting of stock options.

March 8, 2011 Earnings Announcement Cases

The securities class action lawsuits related to our March 8, 2011 earnings announcement allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are Finisar and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases have been related, and motions to consolidate and appoint lead plaintiffs have been filed and will be heard in September 2011.

The shareholder derivative lawsuits related to our March 8, 2011 earnings announcement have been filed in California state court. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of Finisar. Named as defendants are the members of our board of directors, including our Chairman of the Board and our Chief Executive Officer and our Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.

Stock Option Cases

The stock option derivative cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The state court action has been stayed pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. On September 22, 2009, the District Court granted the motions to dismiss. The plaintiffs appealed this order and on April 26, 2011, a panel of the United States Court of Appeals for the Ninth Circuit reversed the District Court ruling and remanded the case for further proceedings. We and the individual defendants have filed a motion seeking rehearing of the case en banc before the full Ninth Circuit.
We will continue to incur legal fees in all of the above class action and shareholder derivative cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, however there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our earnings announcement are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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

     As of April 30, 2011, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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
None.

Item 2. Properties
Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.
Information regarding our principal properties as of April 30, 2011 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Ipoh, Malaysia	Manufacturing operations	640,000
Leased
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Fremont, California	Wafer fabrication operations	44,000
Boston, Massachusetts	Research and development	25,000
Champaign, Illinois	Research and development	2,500
Shanghai, China	General administrative and manufacturing operations of our subsidiary, Transwave Fiber (Shanghai) Inc.	152,000
Shenzhen, China	Manufacturing operations	8,659
Beijing, China	Research and development	4,533
Suzhou, China	Research and development and manufacturing operations	6,734
Allen, Texas	Principal manufacturing operations for our AOC division. A portion of this facility is currently subleased.	160,000
Singapore	Research and development and logistics	13,600
Hyderabad, India	Information technology support center	6,230
Horsham, Pennsylvania	Manufacturing, research and development, engineering, sales and administration, executive offices	80,970
Waterloo, Australia	Manufacturing, research and development, engineering, administration offices	60,229
Nes Ziona, Israel	Research and development, engineering and manufacturing operations	16,670

We believe our principal facilities are in good condition and are suitable and adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

Oplink/OCP Patent Litigation

On December 10, 2010, we filed a complaint for patent infringement in the United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Oplink Communications, Inc. ("Oplink") and its wholly owned subsidiary Optical Communication Products Inc. ("OCP") infringe eleven Finisar patents. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement , (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to us for the defendants' infringement, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to us, (e) ordering that the defendants pay our costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding us our attorneys' fees and expenses, and (g) granting such other and further relief as the Court deems just and appropriate, or that we may be entitled to as a matter of law or equity.

On March 7, 2011, OCP filed a complaint against us for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain VCSELs and active optical cables manufactured and sold by us infringe five OCP patents. We have answered the complaint denying that we have infringed any of these patents and asserting that the patents are invalid. In addition, we have counterclaimed in the case that certain optoelectronic transceivers from OCP and its parent Oplink infringe five Finisar patents.

The complaint and the counter complaints each ask the Court to enter judgment (a) holding the accused party(ies) liable for infringement of the asserted patents, (b) that the accused party(ies) account for damages resulting from its infringement of the patents, together with pre-judgment and post-judgment interest, (c) preliminarily and permanently enjoining the accused party(ies) from further infringement of the asserted patents, (d) holding the case to an exceptional case, and awarding the complaining party its attorneys' fees and costs, and (g) granting such other relief as the Court deems just and equitable. We intend to prosecute our lawsuit against Oplink and defend OCP's lawsuit vigorously. However, there can be no assurance that we will be successful in our defense. We are not currently able to estimate a range of possible losses if we are not successful in defending the OCP lawsuit. However, if we are not successful, our business could be materially harmed. Even if we are successful, we may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of our management and technical personnel, which could harm our business.

On May 13, 2011, Oplink and OCP filed a complaint in the United States District Court for the Northern District of California seeking a declaration that the products accused of infringement by us in our counterclaims in the Texas lawsuit do not infringe the asserted patents. We intend to seek dismissal of this action as the patents and the accused products are subject to the Texas proceeding.
Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to our March 8, 2011 earnings announcement alleging claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are Finisar and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases have been related, and motions to consolidate and appoint lead plaintiffs have been filed and will be heard in September 2011.
In addition, two shareholder derivative lawsuits related to our March 8, 2011 earnings announcement were filed in California state court. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of Finisar. Named as defendants are the members of our board of directors, including our Chairman of the Board, Chief Executive Officer and our Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.
Stock Option Cases

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

     Following our announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of our historical stock option grant practices, we were named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of our current or former officers and directors caused us to grant stock options at less than fair market value, contrary to our public statements (including its financial statements), and that, as a result, those officers and directors are liable to us. No specific amount of damages have been alleged, and by the nature of the lawsuits, no damages will be alleged against us. On May 22, 2007, the state court granted our motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. We and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs have appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the district Court ruling and remanded the case for further proceedings. We and the individual defendants have filed a motion seeking rehearing of the case en banc before the full Ninth Circuit.

Securities Class Action

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased our common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants us, Jerry S. Rawls, our Chairman of the Board and formerly our President and Chief Executive Officer, Frank H. Levinson, our former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, our former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for our initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of our stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of our stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the after market at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint.

     In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, we funded approximately $327,000 with respect to its pro rata share of the issuers' contribution to the settlement and certain costs. This amount was accrued in our consolidated financial statements during the first quarter of fiscal 2011. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment has been appealed by certain individual class members.

Section 16(b) Lawsuit

     A lawsuit was filed on October 3, 2007 in the United States District Court for the Western District of Washington by Vanessa Simmonds, a purported holder of our common stock, against two investment banking firms that served as underwriters for the initial public offering of our common stock in November 1999. None of our officers, directors or employees were named as defendants in the complaint. On February 28, 2008, the plaintiff filed an amended complaint. The complaint, as amended, alleges that: (i) the defendants, other underwriters of the offering, and unspecified officers, directors and our principal shareholders constituted a “group” that owned in excess of 10% of our outstanding common stock between November 11, 1999 and November 20, 2000; (ii) the defendants were therefore subject to the “short swing” prohibitions of Section 16(b) of the Securities Exchange Act of 1934; and (iii) the defendants engaged in purchases and sales, or sales and purchases, of our common stock within periods of less than six months in violation of the provisions of Section 16(b). The complaint seeks disgorgement of all profits allegedly received by the defendants, with interest and attorneys fees, for transactions in violation of Section 16(b). We as the statutory beneficiary of any potential Section 16(b) recovery, are named as a nominal defendant in the complaint.

     This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the District Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including us) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the District Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the District Court entered judgment against the plaintiff in all 54 cases. The plaintiff appealed the order and judgments. The real defendants cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation. On December 2, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal and further ruled that the dismissal is with prejudice. The plaintiff has filed a writ of certiorari seeking review by the United States Supreme Court.

Other Litigation

     In the ordinary course of business, we are a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.	(Removed and Reserved)
Executive Officers of the Registrant
Information concerning our current executive officers as of June 15, 2011 is as follows:

Name	Position(s)	Age
Jerry S. Rawls	Chairman of the Board	66
Eitan Gertel	Chief Executive Officer	49
Kurt Adzema	Executive Vice President, Finance and Chief Financial Officer	42
Christopher E. Brown	Executive Vice President, General Counsel and Secretary	43
John H. Clark	Executive Vice President, Technology and Global Research and Development	61
Todd Swanson	Executive Vice President, Sales and Marketing	39
Joseph A. Young	Executive Vice President, Global Operations	54
Mark Colyar	Senior Vice President and General Manager	47

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
Kurt Adzema has served as the Company’s Executive Vice President, Finance and Chief Financial Officer since January 2011. Mr. Adzema joined the Company in January 2005 and served as the Company’s Vice President of Strategy and Corporate Development until March 2010, when he was appointed Senior Vice President, Finance and Chief Financial Officer. Prior to joining the Company, he held various positions at SVB Alliant, a subsidiary of Silicon Valley Bank which advised technology companies on merger and acquisition transactions, at Montgomery Securities/Banc of America Securities, an investment banking firm, and in the financial restructuring group of Smith Barney. Mr. Adzema holds a B.A. in Mathematics from the University of Michigan and an M.B.A. from the Wharton School at the University of Pennsylvania.
Christopher E. Brown has served as our Vice President, General Counsel and Secretary since the completion of the Optium merger in August 2008 and as Executive Vice President since January 2011. Mr. Brown served as Optium’s General

Counsel and Vice President of Corporate Development from August 2006 through the completion of the merger. Prior to that, Mr. Brown was a partner at the law firm of Goodwin Procter LLP from January 2005 to August 2006, a partner at the law firm of McDermott, Will & Emery from January 2003 to January 2005 and an associate at McDermott, Will & Emery from March 2000 to January 2003. Mr. Brown holds a B.A. in Economics and a B.A. in Political Science from the University of Massachusetts at Amherst and a J.D. from Boston College Law School.

John H. Clark joined Finisar as our Executive Vice President, Technology and Global Research and Development in January 2011. Prior to joining Finisar, Dr. Clark served at Cogo Optronics, Inc., a manufacturer of optical components, as a Director from March 2008 to January 2011, as Chief Strategy Officer from May 2009 to October 2009, and as Executive Chairman from October 2009 to January 2011; at Seagate Corporation, a manufacturer of magnetic and solid state disk drives, as Executive Consultant from March 2006 to March 2008 and as Vice President of SSD Development from March 2008 to May 2009; and at Iolon, Inc., a manufacturer of tunable lasers, as President and Chairman from November 2000 to March 2006. Dr. Clark served at Scientific-Atlanta, Inc., a manufacturer of CATV network equipment, as Chief Operating Officer of its wholly-owned subsidiary ATx Telecom Systems, Inc. from 1996 to 1998 and as Vice President and General Manager of the Optoelectronics Business Unit from 1996 to 2000. Dr. Clark co-founded Amoco Laser Company in 1986 and rose through a series of technical and general management positions to Chief Operating Officer at the time of its sale by Amoco Corporation to Scientific-Atlanta in 1996. Dr. Clark started his career with a joint appointment as Senior Staff Scientist at the Lawrence Berkeley National Laboratory and Assistant Professor of Chemistry at the University of California (UC) Berkeley. Dr. Clark holds a B.A. in Physics and a B.A. in Chemistry from UC Santa Barbara and a Ph.D. in Physical Chemistry from UC Berkeley, and carried out his postdoctoral studies as the Oppenheimer Research Fellow at the Los Alamos National Laboratory.
Todd Swanson has served as our Executive Vice President, Sales and Marketing since January 2011. Mr. Swanson joined us in 2002 and served as Product Line Manager, Director of Marketing and Vice President, Sales and Marketing for our Optics Division prior to his appointment as Senior Vice President, Sales and Marketing in August 2008. Mr. Swanson served as Product Line Manager for Princeton Lightwave, a laser company, from June 2001 until he joined Finisar. Mr. Swanson served as Director of Marketing (on a part-time basis while he was studying for his M.B.A.) for Aegis Semiconductor, a manufacturer of optical semiconductor devices, from December 2000 through June 2001. From July 1995 to August 1999, Mr. Swanson was employed by Hewlett-Packard Company as project leader and project manager in the Automotive Lighting Group of the Optoelectronics Division. Mr. Swanson holds a B.S. in Mechanical Engineering from the University of Wisconsin and an M.B.A. from the Massachusetts Institute of Technology.
Joseph A. Young has served as our Executive Vice President, Global Operations since January 2011. Mr. Young served as our Senior Vice President and General Manager, Optics Division from June 2005 to August 2008 when he was appointed Senior Vice President, Operations and Engineering. Mr. Young joined us in October 2004 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Young served as Director of Enterprise Products, Optical Platform Division of Intel Corporation from May 2001 to October 2004. Mr. Young served as Vice President of Operations of LightLogic, Inc. from September 2000 to May 2001, when it was acquired by Intel, and as Vice President of Operations of Lexar Media, Inc. from December 1999 to September 2000. Mr. Young was employed from March 1983 to December 1999 by Tyco/ Raychem, where he served in various positions, including his last position as Director of Worldwide Operations for the OEM Electronics Division of Raychem Corporation. Mr. Young holds a B.S. in Industrial Engineering from Rensselaer Polytechnic Institute, an M.S. in Operations Research from the University of New Haven and an M.B.A. from the Wharton School at the University of Pennsylvania.
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

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2011 Quarter Ended:
April 30, 2011	$43.23	$21.14
January 30, 2011	$34.76	$17.01
October 31, 2010	$21.28	$12.24
August 1, 2010	$17.67	$13.00
Fiscal 2010 Quarter Ended:
April 30, 2010	$16.92	$10.04
January 31, 2010	$11.47	$7.19
November 1, 2009	$10.64	$4.88
August 2, 2009	$6.88	$3.60

According to records of our transfer agent, we had 353 stockholders of record as of May 31, 2011 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2011, 2010 and 2009 and the balance sheet data as of April 30, 2011 and 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2008 and 2007 and the balance sheet data as of April 30, 2009, 2008 and 2007 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$948,787	$629,880	$497,058	$401,625	$381,263
Income (loss) from continuing operations	$88,379	$(22,806)	$(262,492)	$(32,844)	$(41,360)
Income (loss) per share from continuing operations- basic	$1.10	$(0.35)	$(4.99)	$(0.85)	$(1.07)
Income (loss) per share from continuing operations- diluted	$1.00	$(0.35)	$(4.99)	$(0.85)	$(1.07)
Balance Sheet Data:
Total assets	$885,149	$626,730	$380,388	$479,740	$532,382
Long-term debt	$—	$19,250	$21,412	$5,638	$7,535
Convertible notes	$40,015	$128,839	$134,255	$238,487	$241,946

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years ended April 30, 2011. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a leading provider of optical subsystems and components that are used to interconnect equipment in short-distance local area networks, or LANs, storage area networks, or SANs, longer distance metropolitan area networks, or MANs, fiber-to-the-home networks, or FTTx, cable television, or CATV, networks and wide area networks, or WANs. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for LAN and SAN applications, and passive optical components used in building MANs. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

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

     We sell our optical products to manufacturers of storage systems, networking equipment and telecommunications equipment such as Alcatel-Lucent, Brocade, Cisco Systems, EMC, Emulex, Ericsson, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Siemens and Tellabs, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and CATV operators, collectively referred to as carriers.

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
Since October 2000, we have completed the acquisition of one publicly-held company and a controlling interest in another. We have also completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

Recent Developments

Common Stock Offering

 On December 27, 2010, we completed the sale of 4,140,000 shares of our common stock at a price to the underwriter of $28.54 per share. Net proceeds to us after deducting offering expenses were $117.9 million.

Private Exchanges of Convertible Notes

In fiscal 2011, we entered into privately-negotiated agreements with existing holders of our 5% Convertible Senior Notes due 2029 (the Notes) to exchange an aggregate of approximately $60.0 million principal amount of the Notes for a total of approximately 5.6 million shares of our common stock, based on the conversion price of the Notes of $10.68 per share, plus 263,428 additional shares, including 24,077 shares issued in payment of accrued and unpaid interest of $840,672. We recognized a loss on debt extinguishment on these conversions of $8.3 million as explained below under "Results of Operations". Following these exchanges, $40.0 million of principal amount of the Notes remained outstanding.

    Repayment of Long-term debt

In the third quarter of fiscal 2011, we repaid in full the remaining principal amounts outstanding under our Malaysian and Chinese bank loans. The principal balance outstanding under these loans as of the end of second quarter of fiscal 2011 was $11.8 million and $5.5 million, respectively.

Litigation Settlement and Resolution

In November 2009, following trial in the United States District Court for the Western District of Pennsylvania, Optium Corporation, a wholly-owned subsidiary of Finisar, was found liable for patent infringement. As a result, the Court awarded the plaintiffs, JDSU and Emcore Corporation, approximately $3.4 million in damages plus interest. The judgment was with respect to complaints filed on September 11, 2006 and March 14, 2007 by JDSU and Emcore alleging that certain cable television transmission products sold by Optium infringed certain U.S. patents. We appealed this judgment to the United States Court of Appeals for the Federal Circuit. On January 26, 2011, the Federal Circuit affirmed the judgment. A petition for rehearing has been filed. Nevertheless, because of the historically low percentage of requests for rehearing that are granted by the Federal Circuit, we recorded a charge for the judgment of approximately $3.5 million as general and administrative expense in the quarterly period ended January 30, 2011. The judgment was paid in full in the fourth quarter of fiscal 2011, following denial of our petition for rehearing .

On September 10, 2010, we entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that we had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven of our patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to us in the amount of $14.5 million for a fully paid-up license to our digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. We used present value techniques to discount our estimated historical and future revenue streams of the infringing Source Photonics products and used the discounted revenue streams as a basis to allocate the $14.5 million settlement and license payment amount between Source Photonics' historical and future uses of our patents. We determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as a reduction to general and administrative expenses upon receipt. The remaining $8.9 million was accounted as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the quarter ended October 31, 2010 we incurred $3.2 million in contingent and other legal fees in connection with the settlement of this litigation which was recorded as general and administrative expense.

Investment in Ignis ASA
During the second quarter of fiscal 2011, we purchased 7.3 million shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo Stock Exchange for total consideration of $5.9 million. This investment was carried on our financial statements at its fair value and classified as available for sale. After this investment, we held an ownership position in Ignis of 9.38%. During the fourth quarter of fiscal 2011, we acquired an aggregate of 18.3 million additional shares from certain existing Ignis shareholders for NOK 8 per share in cash, or an aggregate purchase price of NOK 147 million ($26 million). As a result of these purchases, our ownership position in Ignis increased to approximately 32.6%. As a result of this additional investment, we determined that we had acquired the ability to exercise significant influence over Ignis. Therefore, we accounted for this investment using the equity method. Accordingly, our proportionate share of the net loss of Ignis from the date of purchase of the 18.3 million shares, $413,000, has been included in our consolidated statement of operations under other income (expense), net. The aggregate value of these shares as of April 30, 2011 based on the quoted market price was $38.7 million.
On March 22, 2011, we entered into a Transaction Agreement with Ignis, under which we made a recommended voluntary public cash tender offer to acquire all of the outstanding shares of Ignis not currently owned by us for NOK 8 per share. On May 18, 2011, we completed this tender offer and purchased an additional 38.1 million shares of Ignis for an aggregate purchase price of $55.6 million. We own approximately 81.0% of the outstanding shares of Ignis following completion of this acquisition. Under the Norwegian Securities Trading Act, Finisar’s ownership of more than one-third of the voting shares of Ignis triggered the requirement for us to make a mandatory unconditional offer for all remaining outstanding Ignis shares. On May 24, 2011 we launched a mandatory tender offer for the remaining shares at a cash offer price of NOK 8 per share. During the offer period for the mandatory offer, which ended on June 22, 2011, approximately 12.3 million additional shares of Ignis were tendered. We expect to complete the purchase of these shares during the last week of June 2011 for an aggregate purchase price of $17.7 million. As a result, of these additional purchases, we will own approximately 96.6% of the outstanding shares of Ignis. As a result of acquiring more than 90% of the outstanding Ignis shares, we will have the right to effect a compulsory acquisition of the balance of the outstanding shares of Ignis not owned by us for a cash price of NOK 8 per share. We intend to proceed with the compulsory acquisition promptly following the completion of the purchase of the shares tendered in the mandatory offer.
Ignis ASA is an innovative provider of optical components and network solutions for fiber optic communications. It operates globally through four subsidiaries: Fi-ra Photonics in Korea (71.8% owned) and wholly-owned subsidiaries Syntune in Sweden, Ignis Photonyx in Denmark, and SmartOptics in Norway. Ignis's product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks.We believe that this acquisition will provide us with access to Ignis’ tunable laser products which we believe have the highest performance of any such devices currently available in the market; further our vertical integration strategy by providing an internal source of these devices, which we currently purchase on the merchant market; enable us to offer our customers a number of new 40 and 100 Gbps products based on the advanced optical device integration technologies of Ignis’ various business units; and allow us to expand our product portfolio to include a number of other products incorporating innovative technologies and focus on attractive growth markets.

Critical Accounting Policies
The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2011 compared to prior years.
Revenue Recognition, Warranty and Sales Returns

We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured.
At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our standard warranty period usually extends 12 months from the date of sale although it can extend for longer periods of three to five years for certain products sold to certain customers. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be incurred could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be reduced in the future.
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
Goodwill, Intangibles and Other Long-Lived Assets
Goodwill, purchased technology, and other intangible assets resulting from acquisitions are accounted for under the acquisition method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to ten years.
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
At April 30, 2011, goodwill was zero and intangible assets were $17.4 million. During fiscal 2009, we recorded $238.5 million of impairment charges for goodwill as discussed under Results of Operation.
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
Restructuring Accrual
We are required to recognize liability for costs associated with an exit or disposal activity when the liability is incurred. We calculate facilities consolidation charges using estimates that are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating the leased facilities are based on market information and trend analyses, including information obtained from third party real estate sources. Should operating lease rental rates decline from current estimates or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the current actual events and circumstances.
Accounting for Income Taxes
We apply the liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. We reduce the deferred tax assets by recording a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.
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

Recent Accounting Pronouncements
For a description of recently adopted and issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 2 to our Consolidated Financial Statements.

Results of Operations
The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	66.6	70.7	70.8
Impairment of acquired developed technology	—	—	0.3
Amortization of acquired developed technology	0.5	0.8	1.0
Gross profit	32.9	28.5	27.9
Operating expenses:
Research and development	12.3	15.0	16.1
Sales and marketing	3.8	4.9	5.6
General and administrative	4.8	5.8	7.2
Acquired in-process research and development	—	—	2.1
Restructuring charges	—	0.7	—
Amortization of purchased intangibles	0.2	0.3	0.4
Impairment of goodwill	—	—	48.0
Total operating expenses	21.1	26.7	79.4
Income (loss) from operations	11.8	1.8	(51.5)
Interest income	0.1	—	0.3
Interest expense	(0.7)	(1.4)	(2.9)
Gain (loss) on debt extinguishment	(0.9)	(4.0)	0.6
Other income (expense), net	(0.5)	(0.3)	(0.7)
Income (loss) from continuing operations before income taxes	9.8	(3.9)	(54.2)
Provision (benefit) for income taxes	0.5	(0.3)	(1.4)
Income (loss) from continuing operations	9.3	(3.6)	(52.8)
Income (loss) from discontinued operations, net of income taxes	—	5.8	0.4
Net income (loss)	9.3%	2.2%	(52.4)%

Comparison of Fiscal Years Ended April 30, 2011 and 2010
Revenues.  Revenues increased $318.9 million, or 50.6%, to $948.8 million in fiscal 2011 compared to $629.9 million in fiscal 2010. The increase reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they deal with the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.
The following table sets forth the changes in revenues by product segment and speed (in thousands):

	For Fiscal Year Ended April 30,
	2011	2010	Change	% Change
Transceivers, transponders and components
Greater than 10 Gbps:
LAN/SAN	$141,780	$80,765	$61,015	75.5%
Metro/Telecom	286,833	167,797	119,036	70.9%
Subtotal	428,613	248,562	180,051	72.4%
Less than 10 Gbps:
LAN/SAN	227,971	187,582	40,389	21.5%
Metro/Telecom	126,148	102,228	23,920	23.4%
Subtotal	354,119	289,810	64,309	22.2%
Total transceivers, transponders and components	782,732	538,372	244,360	45.4%
ROADM linecards and WSS modules	150,881	72,402	78,479	108.4%
CATV	15,174	19,106	(3,932)	(20.6)%
Total revenues	$948,787	$629,880	$318,907	50.6%

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $0.1 million, or 1.8%, to $4.7 million in fiscal 2011 compared to $4.8 million in fiscal 2010. The decrease was primarily due to full amortization of certain technology acquired in connection with the Honeywell acquisition in fiscal 2004.

Gross Profit. Gross profit increased $132.5 million, or 73.7%, to $312.3 million in fiscal 2011 compared to $179.7 million in fiscal 2010. Gross profit as a percent of revenues increased by 4.4%, from 28.5% in fiscal 2010 to 32.9% in fiscal 2011. We recorded charges of $19.1 million for obsolete and excess inventory in fiscal 2011 compared to $23.0 million in fiscal 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $12.8 million in fiscal 2011 and $15.1 million in fiscal 2010. As a result, we recognized a net charge of $6.3 million in fiscal 2011 compared to $7.9 million in fiscal 2010. Manufacturing overhead includes stock-based compensation charges of $4.6 million in fiscal 2011 and $4.2 million in fiscal 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $327.9 million, or 34.6% of revenues, in fiscal 2011 compared to $196.6 million, or 31.2% of revenues, in fiscal 2010. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products, partially offset by the unfavorable impact of lower pricing on some products. Although revenues increased by 50.6% in fiscal 2011, manufacturing overhead costs increased by only 32% compared to fiscal 2010, primarily due to greater utilization of fixed manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased $22.5 million, or 23.8%, to $117.3 million in fiscal 2011 compared to $94.8 million in fiscal 2010. The increase was due to increases in employee related expenses and costs of materials associated with new product development. Included in research and development expenses were stock-based compensation charges of $6.3 million in fiscal 2011 and $5.5 million in fiscal 2010. Research and development expenses as a percent of revenues decreased to 12.4% in fiscal 2011 compared to 15.0% in fiscal 2010.

     Sales and Marketing Expenses. Sales and marketing expenses increased $5.5 million, or 17.8%, to $36.2 million in fiscal 2011 compared to $30.7 million in fiscal 2010. The increase was primarily due to increased sales commissions as a result of the increase in revenues. The increase was also partly due to an increase in employee related expenses. Included in sales and marketing expenses were stock-based compensation charges of $2.1 million in fiscal 2011 and $1.9 million in fiscal 2010. Sales and marketing expenses as a percent of revenues decreased to 3.8% in fiscal 2011 compared to 4.9% in fiscal 2010.

     General and Administrative Expenses. General and administrative expenses increased $8.8 million, or 24.0%, to $45.6 million in fiscal 2011 compared to $36.8 million in fiscal 2010. The increase was primarily due to the $3.5 million accrual for damages payable as the result of an unfavorable judgment in the JDSU and Emcore Corporation litigation described above, and an increase in personnel related costs, partially offset by $2.4 million of litigation settlement income net of legal costs associated with the settlement with Source Photonics Inc. described above. Included in general and administrative expenses were stock-based compensation charges of $5.0 million in fiscal 2011 and $3.4 million in fiscal 2010. General and administrative expenses as a percent of revenues decreased to 4.8% in fiscal 2011 compared to 5.8% in fiscal 2010.

     Amortization of Purchased Intangibles.Amortization of purchased intangibles decreased $497,000, or 24.5%, to $1.5 million in fiscal 2011 compared to $2.0 million in fiscal 2010. The decrease was primarily due to the full amortization of certain intangibles acquired in the Optium merger in fiscal 2009.

     Interest Income. Interest income increased $386,000 to $530,000 in fiscal 2011 compared to $144,000 in fiscal 2010. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010.

     Interest Expense. Interest expense decreased $2.6 million, or 28.9%, to $6.4 million in fiscal 2011 compared to $9.0 million in fiscal 2010. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010, repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010 and repayment of $3.9 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $25.7 million principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 in the second quarter of fiscal 2011. Interest expense for fiscal 2011 included $4.2 million related to our 5% Convertible Subordinated Notes due October 2029, $1.5 million related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issue discount created by the conversion option in the 2.5% Senior Subordinated Convertible Notes, as interest expense over the term of the instrument using the interest method. Interest expense for fiscal 2010 included $2.7 million related to our 5% Convertible Subordinated Notes due October 2029, $1.8 million related to our convertible subordinated notes which were fully repaid in October 2010, a non-cash charge of $3.0 million related to the accounting for our senior convertible notes and$1.5 million related to various other debt instruments.

 Loss on Debt Extinguishment. As described above, in fiscal 2011, we entered into privately-negotiated agreements with existing holders of our 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $60.0 million principal amount of the notes for shares of our common stock. We recognized loss on debt extinguishment of $8.3 million on these exchanges, representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. This loss on debt extinguishment compares to $11.2 million of interest expense that would have been payable with respect to the $60.0 million in exchanged notes through their first maturity date in October 2014 had such notes not been exchanged.

     Other Income (Expense), Net. Other expense was $4.7 million in fiscal 2011 compared to other expense of $1.9 million in fiscal 2010. Other expense in fiscal 2011 primarily consisted of foreign exchange losses of $1.9 million, $1.2 million of amortization of debt issuance costs for our 5% Convertible Senior Notes and $0.6 million of amortization of issuance costs related to other debt. Other expense in fiscal 2010 was primarily due to a $2.0 million write down of a minority investment as the decline in its value was other than temporary.

     Provision for Income Taxes. We recorded an income tax provision of $4.4 million and an income tax benefit of $1.6 million, for fiscal 2011 and fiscal 2010, respectively. The income tax provision for fiscal 2011 primarily represents current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized. The income tax benefit for the fiscal 2010 included minimum state taxes of $400,000, federal refundable credits of $500,000 and foreign income tax benefit of $1.5 million arising in certain foreign jurisdictions in which the Company conducts business.

     Income from Discontinued Operation, Net of Taxes. The transition services agreement we entered into in connection with the sale of the assets of the Network Tools Division, under which we agreed to provide manufacturing services to JDSU during the transition period, was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during fiscal 2011 was $284,000. Income from discontinued operations for fiscal 2010 was $36.9 million, including a gain on the sale of the business unit of $35.9 million.

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

The following table sets forth the changes in revenues by market segment and speed (in thousands):

	For Fiscal Year Ended April 30,
	2010	2009	Change	% Change
Transceivers, transponders and components
Greater than 10 Gbps:
LAN/SAN	$80,765	$37,086	$43,679	117.8%
Metro/Telecom	167,797	138,844	28,953	20.9%
Subtotal	248,562	175,930	72,632	41.3%
Less than 10 Gbps:
LAN/SAN	187,582	181,571	6,011	3.3%
Metro/Telecom	102,228	107,965	(5,737)	(5.3)%
Subtotal	289,810	289,536	274	0.1%
Total transceivers, transponders and components	538,372	465,466	72,906	15.7%
ROADM linecards and WSS modules	72,402	22,200	50,202	226.1%
CATV	19,106	9,392	9,714	103.4%
Total revenues	$629,880	$497,058	$132,822	26.7%

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

Acquired In-process Research and Development.  In-process research and development, or IPR&D, expenses related to the Optium merger were $10.5 million in fiscal 2009. There were no IPR&D expenses in fiscal 2010.

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

Interest Expense.  Interest expense decreased $5.6 million, or 38.6%, to $9.0 million in fiscal 2010 compared to $14.6 million in fiscal 2009. The decrease was primarily related to lower outstanding debt due to the principal repayment of $92.0 million on our 5 1/4% Convertible Subordinated Notes due 2008 in the second quarter of fiscal 2009, repayment of $47.5 million of aggregate principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010. Included in interest expense for fiscal 2010 were non-cash charges of $3.0 million related to the accounting for our senior convertible notes due to the adoption of FASB authoritative guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2 1/2%  senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense. Included in interest expense for fiscal 2009 were a non-cash charge of $4.9 million related to the accounting for our senior convertible notes and a non-cash charge of $1.8 million to amortize the beneficial conversion feature of the convertible notes due in October 2008.

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

Discontinued Operations.  On July 15, 2009, we completed the sale of certain assets related to our Network Tools Division to JDSU. We agreed to perform certain manufacturing activities for JDSU under a transition services agreement entered into at the time of the sale. The expenses associated with the transition services agreement have been classified as results of discontinued operations. During fiscal 2010, income from discontinued operations was $36.9 million, comprising a gain of $35.9 million on the sale and a net operating gain of $1.0 million. Net operating expenses associated with the transition services agreement from July 15, 2009 through April 30, 2010 were $142,000, which included an adjustment of $165,000 recorded as an adjustment to the gain on sale of discontinued operations.

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $95.4 million in fiscal 2011 compared to $11.8 million in fiscal 2010 and $370,000 in fiscal 2009. Cash provided by operating activities in fiscal 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $71.5 million, and cash used for working capital requirements primarily related to increases in accounts receivable and inventory. Accounts receivable increased by $40.8 million primarily due to the increase in shipments. Inventory increased by $37.1 million due to increased purchases to support increased sales.
Net cash provided by operating activities in fiscal 2010 consisted of net income, adjusted for depreciation, amortization and other non-cash charges and benefits totaling $44.4 million offset by $46.8 million of funding of additional working capital which was primarily related to increases in accounts receivable and inventories offset by an increase in accounts payable. Accounts receivable increased by $45.8 million primarily due to the increase in shipments and no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank which was terminated in October 2009. We sold $37.7 million of accounts receivable under this agreement in fiscal 2009. Inventory increased by $26.7 million and accounts payable increased by $28.4 million due to an increase in purchases to support increased sales.
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
Cash Flows from Investing Activities
Net cash used in investing activities totaled $96.3 million in fiscal 2011 compared to net cash provided by investing activities of $10.6 million in fiscal 2010 and $45.0 million in fiscal 2009. Net cash used in investing activities in fiscal 2011 represented expenditures of $64.1 million for capital equipment and $32.2 million for investment in a publicly held foreign company which was accounted for under the equity method.

Net cash provided by investing activities in fiscal 2010 primarily consisted of the $40.7 million received from sale of the assets of our Network Tools Division to JDSU on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $31.4 million of expenditures for capital equipment.

Net cash provided by investing activities in fiscal 2009 was primarily related to $38.5 million in net maturities of available-for-sale investments and $30.1 million of cash obtained as a result of the Optium merger, offset by $23.9 million of purchases of equipment to support production expansion.
Cash Flows from Financing Activities
Net cash provided by financing activities totaled $108.6 million in fiscal 2011 compared to $147.5 million in fiscal 2010 and net cash used by financing activities of $87.7 million in fiscal 2009. Cash provided by financing activities in fiscal 2011 primarily consisted of net proceeds from our common stock offering of $117.9 million and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $39.5 million, partially offset by repayments of convertible notes totaling $29.6 million and repayments of long-term debt of $19.3 million. Cash provided by financing activities in fiscal 2010 primarily consisted of $98.1 million in net proceeds from the issuance of our 5.0% Convertible Senior Notes due 2029, $131.1 million in net proceeds from our common stock offering, $5.5 million from bank borrowings by our Chinese subsidiary and $8.4 million from the exercise of stock options and purchases under our employee stock purchase plan, partially offset by $88.0 million of cash used to purchase outstanding convertible notes and $7.7 million of repayments of long-term debt. Cash used in financing activities in fiscal 2009 primarily reflected repayments of $107.9 million on our outstanding convertible notes and $4.2 million of bank borrowings, partially offset by proceeds of $20.0 million from bank borrowings and $4.5 million from the exercise of stock options and purchases under our employee stock purchase plan. The $107.9 million of repayments on our convertible notes included retirement of $92 million principal amount of our outstanding 5 1/4% convertible subordinated notes, through a combination of private purchases and repayment at maturity, and the repurchase of $8.0 million principal amount of our 2 1/2% convertible notes at a discount resulting in a realized gain of $3.1 million.
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 30, 2011 totaled $209.4 million, as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$—	$—		$40,015
Interest on debt (a)	7,003	2,001	4,002	1,000	—
Operating leases (b)	38,001	6,529	9,191	7,318	14,963
Purchase obligations (c)	124,383	124,383	—	—	—
Total contractual obligations	$209,402	$132,913	$13,193	$8,318	$54,978
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

Convertible debt consists of a series of convertible senior notes in the aggregate principal amount of $40.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of April 30, 2011, the liability for these purchase commitments of $3.2 million has been expensed and recorded on the consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.
Sources of Liquidity and Capital Resource Requirements

At April 30, 2011, our principal sources of liquidity consisted of $314.8 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Of this cash and cash equivalent, $15.9 million of cash and cash equivalents was held by our foreign subsidiaries as of April 30, 2011.

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

Off-Balance-Sheet Arrangements
At April 30, 2011 and April 30, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 30, 2011, we had approximately $40.0 million of convertible notes with a fixed interest rate of 5% outstanding. The fair value of this debt as of April 30, 2011 was approximately $113.0 million. The fair value of the 5% Convertible Notes is based on the market price in the open market as of or close to April 30, 2011. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market.We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 30, 2011, we had investments in three privately-held companies that totaled $12.3 million and were accounted for under the cost method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. There were impairment losses on these assets of $2.0 million during fiscal 2010. We concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of our investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. We determined that the value of our minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense during the second quarter of fiscal 2010. No impairment losses were recorded in fiscal 2011 or fiscal 2009. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 28, 2011

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$314,765	$207,024
Accounts receivable, net of allowance for doubtful accounts of $1,324 at April 30, 2011 and $2,085 at April 30, 2010	168,386	127,617
Accounts receivable, other	12,733	12,855
Inventories	187,617	139,525
Deferred tax assets	—	2,238
Prepaid expenses	9,906	6,956
Total current assets	693,407	496,215
Property, equipment and improvements, net	125,693	89,214
Purchased technology, net	7,332	11,689
Other intangible assets, net	10,107	11,713
Minority investments	12,289	12,289
Equity method investment	31,142	—
Other assets	5,179	5,610
Total assets	$885,149	$626,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,288	$76,838
Accrued compensation	24,525	18,289
Other accrued liabilities (Note 12)	25,112	21,798
Deferred revenue	8,064	6,571
Current portion of convertible notes (Note 13)	—	28,839
Current portion of long-term debt (Note 14)	—	4,000
Total current liabilities	133,989	156,335
Long-term liabilities:
Convertible notes, net of current portion (Note 13)	40,015	100,000
Long-term debt, net of current portion (Note 14)	—	15,250
Other non-current liabilities	11,988	6,260
Deferred tax liabilities	—	239
Total liabilities	185,992	278,084
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2011 and April 30, 2010	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 89,903,095 shares issued and outstanding at April 30, 2011 and 75,824,913 shares issued and outstanding at April 30, 2010	90	76
Additional paid-in capital	2,275,600	2,030,373
Accumulated other comprehensive income	32,966	15,791
Accumulated deficit	(1,609,499)	(1,697,594)
Total stockholders’ equity	699,157	348,646
Total liabilities and stockholders’ equity	$885,149	$626,730

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$948,787	$629,880	$497,058
Cost of revenues	631,831	445,370	352,096
Impairment of acquired developed technology	—	—	1,248
Amortization of acquired developed technology	4,684	4,769	4,907
Gross profit	312,272	179,741	138,807
Operating expenses:
Research and development	117,281	94,770	80,136
Sales and marketing	36,165	30,702	27,730
General and administrative	45,579	36,772	35,818
Acquired in-process research and development	—	—	10,500
Restructuring charges	—	4,173	—
Amortization of purchased intangibles	1,531	2,028	2,145
Impairment of goodwill	—	—	238,507
Total operating expenses	200,556	168,445	394,836
Income (loss) from operations	111,716	11,296	(256,029)
Interest income	530	144	1,762
Interest expense	(6,365)	(8,957)	(14,597)
Gain (loss) on debt extinguishment	(8,340)	(25,039)	3,064
Other income (expense), net	(4,715)	(1,890)	(3,654)
Income (loss) from continuing operations before income taxes	92,826	(24,446)	(269,454)
Provision (benefit) for income taxes	4,447	(1,640)	(6,962)
Income (loss) from continuing operations	88,379	(22,806)	(262,492)
Income (loss) from discontinued operations, net of income taxes	$(284)	$36,937	$2,149
Net income (loss)	$88,095	$14,131	$(260,343)
Net income (loss) per share — basic and diluted
Basic:
Income (loss) per share from continuing operations	$1.10	$(0.35)	$(4.99)
Income per share from discontinued operations	$—	$0.57	$0.04
Net income (loss) per share	$1.10	$0.22	$(4.95)
Diluted:
Income (loss) per share from continuing operations	$1.00	$(0.35)	$(4.99)
Income per share from discontinued operations	$—	$0.57	$0.04
Net income (loss) per share	$1.00	$0.22	$(4.95)
Shares used in computing net income (loss) per share:
Basic	80,582	64,952	52,557
Diluted	92,715	64,952	52,557

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 30, 2008	38,604,903	$39	$1,560,020	$12,973	$(1,451,382)	$121,650
Exercise of stock options and restricted stock issued under restricted stock awards plan	352,981	—	1,138	—	—	1,138
Issuance of common stock through employee stock purchase plan	627,541	1	3,385	—	—	3,386
Employee share-based compensation expense	—	—	14,894	—	—	14,894
Assumption of stock options related to acquisition of Optium	—	—	8,986	—	—	8,986
Issuance of stock related to acquisition of Optium	20,101,082	20	242,801	—	—	242,821
Change in unrealized loss on available-for-sale investments	—	—	—	(925)	—	(925)
Change in cumulative foreign currency translation adjustment	—	—	—	(9,386)	—	(9,386)
Net loss	—	—	—	—	(260,343)	(260,343)
Comprehensive loss						(270,654)
Balance at April 30, 2009	59,686,507	$60	$1,831,224	$2,662	$(1,711,725)	$122,221
Exercise of stock options, warrants and restricted stock issued under restricted stock awards plan	1,555,694	1	4,861	—	—	4,862
Issuance of common stock through employee stock purchase plan	1,256,571	1	3,604	—	—	3,605
Employee share-based compensation expense	—	—	15,860	—	—	15,860
Income tax benefit on exercise of stock options	—	—	112	—	—	112
Shares issued on conversion of convertible debt	3,539,048	4	16,379	—	—	16,383
Reacquisition of convertible debt equity component	—	—	(226)	—	—	(226)
Loss on conversion of convertible debt	—	—	27,477	—	—	27,477
Issuance of common stock pursuant to public offering	9,787,093	10	131,082	—	—	131,092
Change in unrealized loss on available-for-sale investments	—	—	—	21	—	21
Change in cumulative foreign currency translation adjustment	—	—	—	13,108	—	13,108
Net income	—	—	—	—	14,131	14,131
Comprehensive income						27,260
Balance at April 30, 2010	75,824,913	$76	$2,030,373	$15,791	$(1,697,594)	$348,646
Exercise of stock options, warrants and restricted stock
issued under restricted stock awards plan	3,407,114	3	35,371	—	—	35,374
Repurchase of common stock (a)	(50,542)	—	(962)	—	—	(962)
Issuance of common stock through employee stock purchase plan	698,982	1	5,097	—	—	5,098
Employee share-based compensation expense	—	—	18,660	—	—	18,660
Shares issued on conversion of convertible debt	5,882,628	6	69,159	—	—	69,165
Issuance of common stock pursuant to public offering	4,140,000	4	117,902	—	—	117,906
Change in unrealized loss on available-for-sale investments	—	—	—	—	—	—
Change in cumulative foreign currency translation adjustment	—	—	—	17,175	—	17,175
Net income	—	—	—	—	88,095	88,095
Comprehensive loss						105,270
Balance at April 30, 2011	89,903,095	$90	$2,275,600	$32,966	$(1,609,499)	$699,157

(a) During fiscal 2011, the Company repurchased 50,542 shares in settlement of the minimum statutory employee tax withholding obligations due upon the vesting of restricted stock units.
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2011	2010	2009
	(In thousands)
Operating activities
Net income (loss)	$88,095	$14,131	$(260,343)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,510	37,575	39,065
Stock-based compensation expense	17,948	15,650	14,978
Stock-based defined contribution retirement plan expense	573	—	—
Amortization of beneficial conversion feature of convertible notes	—	—	1,817
Non-cash interest cost on 2.5% convertible senior subordinated notes	742	3,033	4,910
Acquired in-process research and development	—	—	10,500
Impairment of acquired developed technology	—	—	1,248
Equity in losses of equity method investment	413	—	—
Impairment of minority investments	—	2,000	—
Loss on sale or retirement of assets	20	330	996
Other than temporary decline in fair market value of equity security	—	—	1,920
Loss (gain) on debt extinguishment	8,340	23,552	(3,063)
Gain on remeasurement of derivative liability	—	—	(1,135)
Gain on sale of equity investment	—	(375)	—
Loss (gain) on sale of a product line	—	(1,250)	919
Gain on sale of discontinued operations	—	(36,053)
Impairment of goodwill	—	—	238,507
Changes in operating assets and liabilities:
Accounts receivable	(40,769)	(45,797)	(33,399)
Inventories	(37,088)	(26,655)	459
Other assets	(4,249)	(6,230)	922
Deferred income taxes	2,000	(1,999)	(7,277)
Accounts payable	(550)	28,417	4,396
Accrued compensation	5,661	6,500	(4,611)
Other accrued liabilities	3,156	(5,728)	(9,759)
Deferred revenue	7,628	4,666	(680)
Net cash provided by operating activities	95,430	11,767	370
Investing activities
Purchases of property, equipment and improvements	(64,137)	(31,408)	(23,918)
Proceeds from sale of property and equipment	37	33	229
Sale of available- for-sale and held-to-maturity investments, net	—	—	38,534
Proceeds from sale of equity investment	—	375	102
Purchase of minority investments	(32,173)	—	—
Purchase of intangible assets	—	(375)	—
Proceeds from disposal of product line	—	1,250	—
Proceeds from sale of discontinued operation	—	40,683	—
Purchases of subsidiaries, net of cash assumed	—	—	30,137
Net cash (used in) provided by investing activities	(96,273)	10,558	45,084
Financing activities
Proceeds from term loan	—	5,500	20,000
Net proceeds from issuance of 5% convertible notes	—	98,057	—
Repayments of liability related to sale-leaseback of building	—	—	(101)
Repayment of convertible notes issued in connection with acquisition	—	—	(11,918)
Repayments of long-term debt	(19,250)	(7,663)	(4,225)
Repayment of convertible notes	(29,581)	(87,951)	(95,956)
Net proceeds from common stock offering	117,906	131,090	—
Proceeds from exercise of stock options and stock purchase plan, net of repurchase of unvested shares	39,509	8,445	4,525
Net cash provided by (used in) financing activities	108,584	147,478	(87,675)
Net increase (decrease) in cash and cash equivalents	107,741	169,803	(42,221)
Cash and cash equivalents at beginning of year	207,024	37,221	79,442
Cash and cash equivalents at end of year	$314,765	$207,024	$37,221
Supplemental disclosure of cash flow information
Cash paid for interest	$4,311	$5,305	$6,776
Cash paid for taxes	$2,138	$711	$1,100
Issuance of common stock and assumption of options and warrants in connection with merger	—	$—	251,382
Issuance of common stock for conversion of convertible debt	$69,165	16,383	—

See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
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
The Company formerly provided network performance test systems through its Network Tools Division. On July 15, 2009, the Company consummated the sale of substantially all of the assets of the Network Tools Division to JDS Uniphase Corporation (“JDSU”). In accordance with the accounting guidance provided by Financial Accounting Standards Board (“FASB”), the operating results of this business and the associated assets and liabilities are reported as discontinued operations in the accompanying consolidated financial statements for all periods presented. See Note 4 for further details regarding the sale of the assets of the division.
The consolidated financial statements include the accounts of Finisar Corporation and its wholly-owned subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period. The first three quarters of fiscal 2011 ended on August 1, 2010, October 31, 2010 and January 30, 2011. The first three quarters of fiscal 2010 ended on August 2, 2009, November 1, 2009, and January 31, 2010. The first three quarters of fiscal 2009 ended on August 3, 2008, November 2, 2009 and February 1, 2009, respectively.
Reclassifications
Certain reclassifications have been made to the prior year balance sheet and cash flow statements to conform to the

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current year presentation. These changes had no impact on previously reported net income or retained earnings.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2.	Summary of Significant Accounting Policies
Revenue Recognition
The Company’s revenue transactions consist predominately of sales of products to customers. Product revenues are generally recognized in the period in which persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable, and collectability is reasonably assured.
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
Concentrations of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits.
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s five largest customers represented 47% and 44% of total accounts receivable at April 30, 2011 and April 30, 2010, respectively. As of April 30, 2011, three customers accounted for 14%, 11%and 11%, respectively, of total accounts receivable. As of April 30, 2010, two customers accounted for 12% and 10%, respectively, of total accounts receivable.
The Company sells products primarily to customers located in Asia and North America. Sales to the Company’s five largest customers represented 48%, 43% and 42% of total revenues during fiscal 2011, 2010 and 2009 respectively. Three

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers, Cisco Systems, Huawei and Alcatel-Lucent, each represented more than 10% of total revenues during fiscal 2011. One customer, Cisco Systems, represented more than 10% of total revenues during each of fiscal 2010 and fiscal 2009.
Current Vulnerabilities Due to Certain Concentrations
Included in the Company’s consolidated balance sheet at April 30, 2011 are the net assets of the Company’s manufacturing operations located overseas at its Ipoh, Malaysia, Shanghai, China and Australia manufacturing facilities and which total approximately $185.7 million.
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
Investments
The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in this assessment include (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper. See Note 7 for additional details regarding the fair value of the Company’s investments.
The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of April 30, 2011 or April 30, 2010.
Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, the Company becomes aware of a customer’s potential inability to meet its obligations, it records a specific allowance for the doubtful account to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and historical actual bad debt history. A material adverse change in a major customer’s ability to meet its financial obligations to the Company could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in the Company’s general and administrative expenses for the shortfall.
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
Goodwill and Other Intangible Assets
Goodwill, purchased technology and other intangible assets resulting from acquisitions are accounted for under the acquisition method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been recorded on a straight-line basis over periods ranging from three to ten years. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual impairment tests that would more likely than not reduce the fair value of the reporting unit holding the goodwill below its carrying value.
Accounting for the Impairment of Long-Lived Assets

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Restructuring Costs
The Company recognizes liability for exit and disposal activities when the liability is incurred. Facilities consolidation charges are calculated using estimates and are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities are based on market information and trend analyses, including information obtained from third party real estate sources.
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
The Company provides for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Also, the Company’s current effective tax rate assumes that United States income taxes are not provided for the undistributed earnings of non-United States subsidiaries. The Company intends to indefinitely reinvest the earnings of all foreign corporate subsidiaries for past and subsequent accumulated earnings.
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
Pending Adoption of New Accounting Standards
In May 2011, the FASB issued guidance under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.
In May 2011, the FASB issued guidance which results in common fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption is not expected to have a material impact on our results of operations, financial position or cash flows.
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
The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company will be required to adopt this guidance on revenue arrangements entered into or significantly modified subsequent to April 30, 2011 and believes the adoption of this guidance will not have a material impact on its consolidated financial statements.

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

3.    Net Income (Loss) Per Share
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

The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended April 30,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$88,379	$(22,806)	$(262,492)
Numerator for basic income (loss) per share from continuing operations	$88,379	$(22,806)	$(262,492)
Effect of dilutive securities:
Convertible debt interest expense	4,627	—	—
Numerator for diluted income (loss) per share from continuing operations	$93,006	$(22,806)	$(262,492)
Denominator:
Denominator for basic income (loss) per share from continuing operations- weighted average shares	80,582	64,952	52,557
Effect of dilutive securities:
Employee stock options and restricted stock units	4,132	—	—
Warrants	36	—	—
Convertible debt	7,965	—	—
Dilutive potential common shares	12,133	—	—
Denominator for diluted income (loss) per share from continuing operations	92,715	64,952	52,557
Basic income (loss) per share from continuing operations	$1.10	$(0.35)	$(4.99)
Diluted income (loss) per share from continuing operations	$1.00	$(0.35)	$(4.99)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations as their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
Employee stock options and restricted stock units	$1,603	$7,459	$7,279
Conversion of convertible subordinated notes	—	662	1,687
Conversion of 5% convertible senior notes due 2029	—	5,124	—
Warrants assumed in acquisition	—	34	38
	$1,603	$13,279	$9,004

4.    Discontinued Operations
During the first quarter of fiscal 2010, the Company completed the sale of substantially all of the assets of its Network Tools Division to JDSU. The Company received $40.6 million in cash and recorded a net gain on sale of the business of $35.9 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s consolidated statements of operations. The assets and liabilities and results of operation related to this business have been classified as discontinued operations in the consolidated financial statements for all periods presented. As a result, the prior period comparative financial statements have been restated. The Company has elected not to separately disclose the cash flows associated with the discontinued operations in the consolidated statements of cash flows.
The following table summarizes results from discontinued operations (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended April 30,
	2011	2010	2009
Net revenue	$—	$6,753	$44,179
Gross profit	—	4,963	29,571
Income (loss) from discontinued operations(1)	(284)	36,937	2,149
_______________________________________

(1)	Income from discontinued operations of $36.9 million in fiscal 2010 includes gain on sale of discontinued operations of $35.9 million.

The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)
$35,888
In connection with the sale of the assets of the Network Tools Division, the Company entered into a transition services agreement with the buyer under which the Company agreed to provide manufacturing services to the buyer during a transition period. This agreement was completed on July 14, 2010. Total operating expenses incurred in relation to the transition services agreement during fiscal 2011 and 2010 were $284,000 and $142,000, respectively.

5.    Business Combinations and Asset Acquisitions

Acquisition of Optium

On August 29, 2008, the Company consummated a combination with Optium Corporation, a leading designer and manufacturer of high performance optical subsystems for use in telecommunications and cable TV network systems, through the merger of Optium with a wholly-owned subsidiary of the Company. The Company's management and board of directors believe that the combination of the two companies created the world's largest supplier of optical components, modules and subsystems for the communications industry and will leverage the Company's leadership position in the storage and data networking sectors of the industry and Optium's leadership position in the telecommunications and CATV sectors to create a more competitive industry participant. In addition, as a result of the combination, management believes that the Company should be able to realize cost synergies related to operating expenses and manufacturing costs resulting from (1) the transfer of production to lower cost locations, (2) improved purchasing power associated with being a larger company and (3) cost synergies associated with the integration of internally manufactured components into product designs in place of components previously purchased by Optium in the open market. The Company has accounted for the combination using the purchase method of accounting and as a result has included the operating results of Optium in its consolidated financial results since the August 29, 2008 consummation date. The following table summarizes the components of the total purchase price (in thousands):

Fair value of Finisar common stock issued	$242,821
Fair value of vested Optium stock options and warrants assumed	8,561
Direct transaction costs	2,431
Total purchase price	$253,813

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the closing of the merger, the Company issued 20,101,082 shares of its common stock valued at approximately $242.8 million in exchange for all of the outstanding common stock of Optium. The value of the shares issued was calculated using the five day average of the closing price of the Company's common stock from the second trading day before the merger announcement date on May 16, 2008 through the second trading day following the announcement, or $12.08 per share. There were approximately 2,150,325 shares of the Company's common stock issuable upon the exercise of the outstanding options, warrants and restricted stock awards it assumed in accordance with the terms of the merger agreement. The number of shares was calculated based on the fixed conversion ratio of 0.7827 shares of Finisar common stock for each share of Optium common stock. The purchase price includes $8.6 million representing the fair market value of the vested options and warrants assumed.

The Company recognized approximately $520,000 and $1.6 million of non-cash stock-based compensation expense in fiscal 2011 and 2010, respectively, related to the unvested options assumed on the acquisition date. As of April 30, 2011, $176,000 of this expense remained unrecognized and is expected to be recognized over the weighted average remaining recognition period of 2 months. The stock options and warrants were valued using the Black-Scholes option pricing model based on the following weighted average assumptions:

Interest rate	2.17 - 4.5%
Volatility	47 - 136%
Expected life	1 - 6 years
Expected dividend yield	—%

Direct transaction costs include estimated legal and accounting fees and other external costs directly related to the merger.

Purchase Price Allocation

The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date of August 29, 2008. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The Company believes the fair value assigned to the assets acquired and liabilities assumed was based on reasonable assumptions. The Company recorded net tangible assets of $68.1 million, $25.1 million of identifiable intangible assets, an in-process research and development charge of $10.5 million and $150.1 million of goodwill based on allocation of the purchase price to the fair value of assets acquired and liabilities assumed.

Identifiable Intangible Assets

Intangible assets consist primarily of developed technology, customer relationships and trademarks. Developed technology is comprised of products that have reached technological feasibility and are a part of Optium's product lines. This proprietary know-how can be leveraged to develop new technology and products and improve our existing products. Customer relationships represent Optium's underlying relationships with its customers. Trademarks represent the fair value of brand name recognition associated with the marketing of Optium's products. The fair values of identified intangible assets were calculated using an income approach and estimates and assumptions provided by both Finisar and Optium management. The rates utilized to discount net cash flows to their present values were based on the Company's weighted average cost of capital and ranged from 15% to 30%. This discount rate was determined after consideration for the Company's rate of return on debt capital and equity and the weighted average return on invested capital. The amounts assigned to developed technology, customer relationships, and trademarks were $12.1 million, $11.9 million and $1.1 million, respectively. The Company amortizes developed technology, customer relationships, and trademarks on a straight-line basis over their weighted average expected useful life of 10, 5, and 1 years, respectively. Developed technology is amortized into cost of sales while customer relationships and trademarks are amortized into operating expenses.

In-Process Research and Development

The Company expensed in-process research and development (“IPR&D”) upon acquisition as it represented incomplete Optium research and development projects that had not reached technological feasibility and had no alternative future use as of the date of the merger. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D of $10.5 million was determined by considering the importance of each project to the Company's overall development plan, estimating costs to

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present values based on the percentage of completion of the IPR&D projects as of the date of the merger.
Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of the Company and Optium on a pro forma basis after giving effect to the merger with Optium at the beginning of fiscal 2009. The pro forma information is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the merger had happened at the beginning of fiscal 2009.
The unaudited pro forma financial information for fiscal 2009 combines the historical results of the Company for fiscal 2009 with the historical results of Optium for one month ended August 29, 2008 and the three months ended August 2, 2008.
The following pro forma financial information includes purchase accounting adjustments for amortization charges from acquired identifiable intangible assets, depreciation on acquired property and equipment and other non-recurring acquisition related costs (unaudited; in thousands, except per share information):

Fiscal Year Ended April 30, 2009

Revenues	$549,050
Net loss	$(259,579)
Net loss per share — basic and diluted	$(4.38)

6.    Intangible Assets Including Goodwill
Goodwill impairment charges
During the second quarter of fiscal 2009, the Company recorded $150.1 million of goodwill related to the acquisition of Optium which, when combined with the $88.4 million in goodwill acquired prior to the acquisition, resulted in a total goodwill balance of approximately $238.5 million. During the second quarter of fiscal 2009, the Company concluded that there were sufficient indicators to require an interim goodwill impairment analysis. Among these indicators were a significant deterioration in the macroeconomic environment largely caused by the widespread unavailability of business and consumer credit, a significant decrease in the Company’s market capitalization as a result of a decrease in the trading price of its common stock to $4.88 at the end of the quarter and a decrease in internal expectations for near term revenues, especially those expected to result from the Optium merger. For the purposes of this analysis, the Company’s estimates of fair value were based on a combination of the income approach, which estimates the fair value of its reporting units based on future discounted cash flows, and the market approach, which estimates the fair value of its reporting units based on comparable market prices. As of the filing of its quarterly report on Form 10-Q for the second quarter of fiscal 2009, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for the optical subsystems and components reporting unit, which is based on the determination of the fair value of all assets and liabilities of this reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss was probable and could be reasonably estimated. Accordingly, it recorded a $178.8 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss during the second quarter of fiscal 2009.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of the first day of the fourth quarter of fiscal 2009, the Company performed the required annual impairment testing of goodwill and indefinite-lived intangible assets and determined that the remaining balance of goodwill of $13.2 million was impaired and accordingly recognized an additional impairment charge of $13.2 million in the fourth quarter of fiscal 2009.
During fiscal 2009, the Company recorded $238.5 million in goodwill impairment charges. At April 30, 2011 and April 30, 2010 the carrying value of goodwill was zero.
Other Intangible Assets
The following table reflects intangible assets subject to amortization as of April 30, 2011 and April 30, 2010 (in thousands):

	April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$76,264	$(68,932)	$7,332
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(6,100)	9,870
Purchased patents	375	(138)	237
Totals	$93,781	$(76,342)	$17,439

	April 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$75,936	$(64,247)	$11,689
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(4,569)	11,401
Purchased patents	375	(63)	312
Totals	$93,453	$(70,051)	$23,402

The amortization expense on these intangible assets was $6.3 million, $6.9 million and $7.1 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
During the fourth quarter of fiscal 2009, the Company determined that the net carrying value of certain acquired technology had been impaired and had a fair value of zero. Accordingly, an impairment charge of $1.2 million was recorded against the remaining net book value of these assets during the fourth quarter of fiscal 2009.
Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2011	$5,519
2012	4,107
2013	2,392
2014	1,454
2015 and beyond	3,967
Total	$17,439

7.     Investments
Available-for-sale Securities

 The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,294	$—	$—	$115,294
Cash	—	—	—	199,471
Total cash and cash equivalents				$314,765

The following table presents a summary of the Company’s available-for-sale investments measured at fair value on a recurring basis as of April 30, 2010 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$140,014	$—	$—	$140,014
Cash	—	—	—	67,010
Total cash and cash equivalents				$207,024

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

The amortized cost basis of securities held as of April 30, 2011 and April 30, 2010 was the same as its fair value. Unrealized gain and loss as of April 30, 2011 and April 30, 2010 was zero. The number of investments that were in a continuous unrealized loss position for more than twelve months was zero.
The gross realized gains and losses for fiscal 2011, 2010 and 2009 were immaterial. Realized gains and losses were calculated based on the specific identification method.

8.    Minority Investments
Cost Method Investments
  The carrying value of minority investments at April 30, 2011 and April 30, 2010 each was $12.3 million. The carrying value of such investments at April 30, 2011 and April 30, 2010 was comprised of the Company's minority investment in three privately held companies accounted for under the cost method.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, the Company recorded $2.0 million for impairments in the value of these minority investments. The Company concluded that there were sufficient indicators during the second quarter of fiscal 2010 to require an investment impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee and the resultant conversion of the Company’s preferred stock holdings to common stock. The Company determined that the value of its minority equity investment was impaired and recorded a $2.0 million impairment loss as other expense during the second quarter of fiscal 2010. No such impairment was recorded in fiscal 2011.
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

9.     Equity Method Investments
During the second quarter of fiscal 2011, the Company purchased 7.3 million shares of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo exchange (Norway stock exchange) for total consideration of $5.9 million. This investment was carried on our financial statements at its fair value and was classified as available for sale. After such purchases, the Company had an ownership position in Ignis of 9.38%. During the fourth quarter of fiscal 2011, the Company acquired an additional aggregate of 18.3 million shares from certain existing Ignis shareholders for NOK 8 per share in cash, or an aggregate purchase price of NOK 147 million ($26 million). As a result of these purchases the Company's ownership position in Ignis increased to approximately 32.6%. As a result of the Company's additional investment in Ignis, the Company determined that it had acquired the ability to exercise significant influence over Ignis. Therefore, the Company has accounted for this investment using the equity method. Accordingly, the Company's proportionate share of Ignis's net loss from the date of purchase of the 18.3 million shares, $413,000, has been included in the consolidated statement of operations in other income (expense), net.
As of April 30, 2011, the Company's investment in Ignis was carried at approximately $30.0 million less than the amount of its underlying equity in net assets (32% of total investment in Ignis as of April 30, 2011). Such difference has been fully allocated to goodwill and definite lived intangible assets. The intangible assets subject to amortization are being amortized on a straight-line basis over the expected useful life of these assets and this amortization is included in the Company's proportionate share of Igni's loss, as described above.
The aggregate value of these shares as of April 30, 2011, based on the quoted market price was $38.7 million.

10.    Inventories
Inventories consist of the following (in thousands):

	April 30,
	2011	2010
Raw materials	$64,997	$46,780
Work-in-process	66,073	54,352
Finished goods	56,547	38,393
Total inventories	$187,617	$139,525

In fiscal 2011, the Company recorded charges of $19.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $12.8 million, resulting in a net charge for excess and obsolete inventory of $6.3 million. In fiscal 2010, the Company recorded charges of $23.0 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $15.1 million, resulting in a net charge for excess and obsolete inventory of $7.9 million. In fiscal 2009, the Company recorded charges of $14.4 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $8.1 million, resulting in a net charge for excess and obsolete inventory of $6.3 million. Inventory consigned to others as of April 30, 2011 was $43.7 million.

The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of April 30, 2011 and April 30, 2010, the

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability for these purchase commitments was $3.2 million and $722,000, respectively, and was recorded on the balance sheet as other accrued liabilities.

11.    Property, Equipment and Improvements
Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2011	2010
Buildings	$9,733	$8,337
Computer equipment	42,888	36,613
Office equipment, furniture and fixtures	4,163	3,853
Machinery and equipment	248,641	182,209
Leasehold improvements	21,626	19,197
Total	327,051	250,209
Accumulated depreciation and amortization	(201,358)	(160,995)
Property, equipment and improvements (net)	$125,693	$89,214

12.    Other Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30,
	2011	2010
Warranty accrual (Note 25)	$4,469	$5,472
Other liabilities	20,643	16,326
Total	$25,112	$21,798

13.     Convertible Debt
The Company’s convertible subordinated and senior subordinated notes as of April 30, 2011 and 2010 are summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of April 30, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015
As of April 30, 2010
Convertible senior notes due October 2029	$100,000	5.00%	2030
Convertible subordinated notes due October 2010	3,900	2.50%	2011
Convertible senior subordinated notes due October 2010	25,681	2.50%	2011
Unamortized debt discount	(742)
Convertible senior subordinated notes, net	24,939
Total	$128,839

Convertible Subordinated Notes Due 2010

On October 15, 2003, the Company sold $150 million aggregate principal amount of 2 1/2% convertible subordinated notes due October 15, 2010. In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2 1/2% convertible subordinated notes due 2010 for a new series of notes. The exchange

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily resulted in the elimination of a single-day put option which would have allowed the holders of the original notes to require the Company to repurchase some or all of the notes, for cash or common stock of the Company (at the option of the Company), on October 15, 2007. The exchange was treated as the extinguishment of the original debt and issuance of new debt. The remaining $50 million in outstanding principal amount of the original notes were not modified, and had been classified as a current liability as a result of the put option. On October 15, 2007, none of the note holders exercised the right to require the Company to repurchase these notes, and the put option terminated. Accordingly, the Company reclassified the $50 million in principal amount to long-term liabilities.

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

As of April 30, 2010, $3.9 million of principal amount of these notes remained outstanding. The Company repaid this amount in cash in October 2010.

Unamortized debt issuance costs associated with these notes were $8,495 at April 30, 2010. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs were $8,495 in fiscal 2011, $125,528 in fiscal 2010, $234,000 in fiscal 2009.

Convertible Senior Subordinated Notes Due 2010

As explained above, On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2 1/2% Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2 1/2% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange. The New Notes were convertible, at the option of the holder, upon the trading price of the Company's common stock reaching $39.36 per share for a period of time at a conversion price of $26.24 per share, which is equal to a rate of approximately 38.1132 shares of Finisar common stock per $1,000 principal amount of the New Notes. The conversion price was subject to adjustment. This exchange was treated as the issuance of new debt. The New Notes contained a net share settlement feature which required that, upon conversion of the New Notes into common stock of the Company, Finisar would pay holders in cash for up to the principal amount of the converted New Notes and that any amounts in excess of the cash amount will be settled in shares of Finisar common stock.

The Company agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the stock and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company did not comply with these registration obligations, the Company was required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company did not comply with these registration requirements and accrued liquidated damages of $830,822. None of the liquidated damages have been paid and as of April 30, 2011 and April 30, 2010, the entire accrued balance of $830,822, respectively, was outstanding.

In fiscal 2009, the Company adopted authoritative guidance issued by the FASB for accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which was to be accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense and a decrease in net income and earnings per share. The provisions of this accounting guidance applied to the New Notes and the Company accounted for the debt and equity components of the notes to reflect the estimated nonconvertible debt

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing rate at the date of issuance of 8.59%.

Repurchase of the Notes

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

As of April 30, 2010, $25.7 million of principal amount of these notes was outstanding. The Company repaid this amount in cash in October 2010.

The carrying amount of the equity component as of April 30, 2010 was $19.2 million.

Unamortized debt issuance costs associated with the New Notes were $36,479 at April 30, 2010. Amortization of prepaid loan costs are classified as other income (expense), net on the consolidated statement of operations. Debt issuance costs related to debt that is extinguished during the period is written off as loss on debt extinguishment. Amortization of prepaid loan costs were $36,479 in fiscal 2011,$163,000 in fiscal 2010 and $331,000 in fiscal 2009.

The following table presents the associated interest expense related to the Company's convertible senior subordinated notes. The interest expense consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
Non-cash interest cost	$742	$3,033	$4,910
Cash interest cost	294	1,402	2,433
	$1,036	$4,435	$7,343

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

Private Exchange of Convertible Notes

In fiscal 2011, the Company entered into privately-negotiated agreements with existing holders of its 5% Convertible Senior Notes due 2029 (the "Notes") to exchange an aggregate of approximately $60.0 million principal amount of the Notes for a total of approximately 5.6 million shares of our common stock, based on the conversion price of the Notes of $10.68 per share, plus 263,428 additional shares, including 24,077 shares issued in payment of accrued and unpaid interest of $840,672. The Company recognized a loss on debt extinguishment on these conversions of $8.3 million representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the Notes. Following these exchanges, $40.0 million of principal amount of the notes remained outstanding as of April 30, 2011.
Unamortized debt issuance costs associated with these notes at April 30, 2011 was $540,532. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs during fiscal 2011 and fiscal 2010 was $1.2 million and $212,000, respectively.

14.    Long-term Debt

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.    Short-term Debt

On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of April 30, 2011, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of April 30, 2011 was $66.6 million, and there were no borrowings outstanding against the facility as of April 30, 2011 and April 30, 2010.

The credit facility is subject to certain financial covenants. Prior to February 2011, the Company was subject to a $4.0 million limit on individual investments that it could make. During the quarter ended October 31, 2010, the Company invested $5.9 million in a publicly held foreign company, which exceeded the maximum individual investment permitted under the covenant. The Company obtained a waiver from the bank to allow this investment. The Company was in compliance with all covenants associated with this facility as of April 30, 2011. In February 2011, the credit agreement was amended to modify certain financial covenants, including the $4.0 million limit on individual investments which was increased to $50.0 million.

16.     Commitments
The Company’s future commitments at April 30, 2011 included minimum payments under non-cancelable operating lease agreements as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(a)	$38,001	$6,529	$9,191	$7,318	$14,963
_______________________________________

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
Rent expense under the non-cancelable operating leases was approximately $6.9 million, $6.5 million and $5.7 million for the years ended April 30, 2011, 2010 and 2009, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $222,000, $439,000 and $727,000 for the years ended April 30, 2011, 2010 and 2009, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

17.     Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of April 30, 2011 and April 30, 2010 are as follows (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2011		April 30, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$314,765	$314,765	$207,024	$207,024
Equity method investment	31,142	38,671	—	—

Financial liabilities:
Convertible notes	$40,015	$113,023	$128,839	$188,710
Long-term debt	—	—	19,250	18,183
Total	$40,015	$113,023	$148,089	$206,893

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Equity method investment - The fair value of the equity method investment is based on the quoted market price of the shares as of April 30, 2011.

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

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of April 30, 2011, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

18.     Stockholders’ Equity

Comprehensive Income (Loss)
FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

The components of comprehensive loss were as follows (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
Net income (loss)	$88,095	$14,131	$(260,343)
Foreign currency translation adjustment, net of income taxes	17,175	13,108	(9,386)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain/(loss), net of income taxes	—	21	(925)
Comprehensive income (loss)	$105,270	$27,260	$(270,654)

Included in the determination of net income (loss) were losses of $1.9 million, $1.3 million and $700,000 on foreign exchange transactions for the fiscal years ended April 30, 2011, 2010 and 2009, respectively.
The components of accumulated other comprehensive loss, net of taxes, were as follows (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30,
	2011	2010
Cumulative translation adjustment	$32,966	$15,791

Common Stock and Preferred Stock
As of April 30, 2011, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.
Common stock subject to future issuance as of April 30, 2011 is as follows:

Conversion of convertible notes	3,748,478
Exercise of outstanding options	5,162,077
Vesting of restricted stock awards	2,477,554
Available for grant under stock compensation plans	10,656,690
Total	22,044,799

Common Stock Offerings

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
Preferred Stock
The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2011 and 2010, no shares of the Company’s preferred stock were issued and outstanding.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Employee Stock Purchase Plan
In fiscal 2010, the Company’s 1999 Employee Stock Purchase Plan (the “1999 Purchase Plan”) expired since all the shares available under the plan were issued. The 1999 Purchase Plan permitted eligible employees to purchase Finisar common stock through payroll deductions, which could not exceed 20% of the employee’s total compensation. Stock was purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever was lower. During fiscal 2010, the Company issued 1,256,400 shares under the 1999 Purchase Plan.
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “Purchase Plan”), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The Purchase Plan was approved by the Company’s stockholders in November 2009. The Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During fiscal 2011, 698,982 shares were issued under the Purchase Plan.
Employee Stock Option Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 2,625,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 30, 2011 and 2010, no shares were subject to repurchase.
A summary of activity under the Company’s employee stock option plans is as follows:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares Available for Grant	Options Outstanding
			Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	Number of Shares	Number of Shares
				(In years)	($000’s)
Balance at April 30, 2008	4,627,865	6,607,108	$21.20
Increase in authorized shares	1,930,150	—	—
Options assumed on acquisition of Optium	—	1,868,926	$10.96
Options granted	(2,919,221)	2,919,221	$4.16
RSUs granted	(1,573,711)	—	—
Options exercised	—	(183,908)	$6.08
RSUs canceled	58,562	—	$—
Options canceled	1,530,037	(1,530,037)	$19.36
Balance at April 30, 2009	3,653,682	9,681,310	$14.64
Increase in authorized shares	2,984,325	—	$—
Options granted	(1,290,344)	1,290,344	$8.36
RSUs granted	(1,087,410)	—	—
Options exercised	—	(824,313)	$5.90
RSUs canceled	165,314	—	—
Options canceled	1,535,392	(1,664,535)	$19.21
Balance at April 30, 2010	5,960,959	8,482,806	$13.67
Increase in authorized shares	4,194,225	—	—
Options granted	—	—	$—
RSUs granted	(1,925,007)	—	—
Options exercised	—	(2,929,996)	$12.07		$45,203
RSUs canceled	195,464	—	—
Repurchase of common stock (2)	50,542	—	$—
Options canceled	385,198	(390,733)	$40.78
Balance at April 30, 2011	8,861,381	5,162,077	$12.53	5.93	$82,609
_______________________________________

(1)	Represents the difference between the exercise price and the value of Finisar common stock at April 30, 2011.

(2)	During fiscal 2011, the Company repurchased 50,542 shares in settlement of the minimum statutory employee tax withholding obligations due upon the vesting of restricted stock units.
The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2011:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$0.64	$3.04	345,364	3.65	$1.22	295,557	$0.97
$3.36	$3.36	1,042,290	7.62	$3.36	684,414	$3.36
$3.92	$8.08	262,409	5.12	$6.84	228,513	$6.90
$8.29	$8.29	914,375	8.60	$8.29	240,703	$8.29
$8.32	$12.88	561,549	4.50	$10.67	468,540	$10.61
$13.12	$14.88	541,197	3.70	$14.11	479,331	$14.12
$15.36	$28.09	1,115,761	5.36	$22.24	901,462	$22.20
$28.09	$30.72	99,278	1.27	$30.52	99,278	$30.52
$31.28	$152.88	279,849	5.53	$35.32	196,058	$36.33
$419.84	$419.84	5	6.01	$419.84	5	$419.84
		5,162,077	5.93		3,593,861	$13.37

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 30, 2011 are summarized in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000’s)
Vested and expected-to-vest options	4,864,081	$12.65	5.80	$77,325
Exercisable options	3,593,861	$13.37	5.13	$54,750

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.09 as of April 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 30, 2011 was approximately 3.3 million.
As of April 30, 2011, total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized was $5.4 million which is expected to be recognized over the next 21 months on a weighted-average basis.
Restricted Stock Units
During fiscal 2011, 2010 and 2009, the Company issued 1.9 million, 1.1 million and 1.6 million RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The fair value of these awards of $31.9 million, $9.1 million and $8.2 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized as compensation expense under a straight line method over the awards’ vesting period.
A summary of the changes in RSUs outstanding under the Company’s employee stock plans is as follows:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at April 30, 2009	1,381,637	$5.36
Granted	1,087,410	$8.33
Vested	(1,084,581)	$3.83
Forfeited	(165,314)	$5.05
Nonvested at April 30, 2010	1,219,152	$9.41
Granted	1,925,007	$16.59
Vested	(471,934)	$7.48
Forfeited	(194,671)	$12.76
Nonvested at April 30, 2011	2,477,554	$15.09

The aggregate intrinsic value of RSUs outstanding at April 30, 2011 was $69.6 million. The fair value of RSUs vested during fiscal 2011 was $11.0 million.
As of April 30, 2011, the Company had $16.5 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 36 months.
Stock Compensation Valuation and Expense Information
The Company measures and recognizes compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases based on estimated fair values.
The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the fiscal years ended April 30, 2011, 2010 and 2009 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
Cost of revenues	$4,623	$4,212	$3,267
Research and development	6,255	5,518	5,576
Sales and marketing	2,103	1,858	1,681
General and administrative	4,967	3,357	2,917
Total	$17,948	$14,945	$13,441

The total stock-based compensation capitalized as part of inventory was $1.2 million and $520,828 as of April 30, 2011 and 2010, respectively.
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
The Company did not grant any options in fiscal 2011. The fair value of options granted in fiscal 2010 and 2009 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Year Ended April 30,		Year Ended April 30,
	2010	2009	2011	2010	2009
Expected term (in years)	5.22	5.26	0.75	0.75	0.75
Volatility	83%	79%	59%- 109%	93% - 109%	102%
Risk-free interest rate	2.36%	1.96%	0.2 - 0.3%	0.2 - 0.5%	0.45%
Dividend yield	—%	—%	—%	—%	—%

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
As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2011, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The weighted-average grant-date per share fair value of options granted in fiscal 2010 and 2009 was $5.70 and $2.64, respectively. The weighted-average estimated per share fair value of shares granted under the 2009 Purchase Plan in fiscal 2011 was $3.60. The weighted-average estimated per share fair value of shares granted under the 1999 Purchase Plan in fiscal 2010 and 2009 was $1.53 and $1.68, respectively.
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

19.     Employee Benefit Plan
The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the month immediately following twelve months of service with Finisar.
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which was $15,500 for calendar year 2009 and $16,500 for calendar year 2010 and calendar year 2011. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company suspended contributions to the plan beginning in the fourth quarter of fiscal 2010. The Company reinstated matching contributions beginning January 1, 2011. Per the provisions of reinstated match, the Company may make the matching contribution in shares of Finisar stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the Plan.
The Company’s expenses related to this plan were $573,000, $0 and $1,591,000 for the fiscal years ended April 30, 2011, 2010 and 2009, respectively.

20.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended April 30,
	2011	2010	2009
Current:
Federal	$67	$(538)	$(225)
State	404	402	86
Foreign	1,977	495	1,023
	2,448	359	884
Deferred:
Federal	—	—	(7,135)
State	—	—	(711)
Foreign	1,999	(1,999)	—
	1,999	(1,999)	(7,846)
Provision (benefit) for income taxes	$4,447	$(1,640)	$(6,962)

Income (loss) before income taxes consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
U.S.	$39,838	$(49,076)	$(286,214)
Foreign	52,703	24,630	16,760
	$92,541	$(24,446)	$(269,454)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2011	2010	2009
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	(35.0)%	(35.0)%
Stock compensation expense	1.3	13.3	1.3
Goodwill impairment	—	—	20.4
Debt conversion	3.1	28.0	—
Tax gain convertible note	—	9.5	—
Non-deductible interest	—	2.0	0.6
Valuation allowance	(17.3)	18.6	10.3
Foreign (income) taxed at different rates	(15.6)	(41.4)	(1.8)
In-process research and development	—	—	1.6
Other	(1.7)	(1.7)	—
	4.8%	(6.7)%	(2.6)%

The components of deferred taxes consist of the following (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended April 30,
	2011	2010	2009
Deferred tax assets:
Inventory adjustments	$10,422	$9,779	$9,556
Accruals and reserves	13,380	10,366	12,025
Tax credits	17,610	12,075	12,014
Net operating loss carryforwards	136,412	160,710	166,944
Gain/loss on investments under equity or cost method	9,805	11,654	10,981
Depreciation and amortization	(100)	(707)	3,944
Purchase accounting for intangible assets	2,446	3,476	4,161
Capital loss carryforward	—	—	709
Acquired intangibles	18,784	18,913	22,524
Stock compensation	6,714	7,676	5,753
Total deferred tax assets	215,473	233,942	248,611
Valuation allowance	(215,473)	(229,201)	(237,456)
Net deferred tax assets	—	4,741	11,155
Deferred tax liabilities:
Tax basis difference on convertible debt	—	(2,431)	(7,995)
Debt discount	—	(313)	(3,160)
Total deferred tax liabilities	—	(2,744)	(11,155)
Total net deferred tax assets (liabilities)	$—	$1,997	$—

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to operating losses in previous years, management has established a full valuation allowance for the deferred tax assets for which it is not more likely than not that the deferred tax assets will be realizable in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately ($13.7) million, ($8.3) million and $34.7 million in fiscal years 2011, 2010 and 2009, respectively.

As of April 30, 2011, approximately $35.1 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision

At April 30, 2011, the Company had federal, state and foreign net operating loss carryforwards of approximately $457.4 million, $160.5 million and $3.7 million, respectively, and federal and state tax credit carryforwards of approximately $ 18.5 million, and $11.1 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2016, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire in fiscal 2017.
As of April 30, 2011 there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of April 30, 2011 was approximately $82 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The amount of gross unrecognized tax benefits as of April 30, 2010 and April 30, 2011 was $12.6 million and $13.9 million, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at April 30, 2009	$12,474
Add:
Additions based on tax positions related to the current year	361
Additions for tax positions of prior years	(215)
Gross unrecognized tax benefits balance at April 30, 2010	$12,620
Add:
Additions based on tax positions related to the current year	1,010
Additions for tax positions of prior years	277
Gross unrecognized tax benefits balance at April 30, 2011	$13,907

Excluding the effects of recorded valuation allowances for deferred tax assets, $11.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2011.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At April 30, 2011, there were no accrued interest or penalties related to uncertain tax positions. The company estimated no interest or penalties for the year ended April 30, 2011.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2007. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, and China income tax returns are generally not subject to examination by the tax authorities for tax years before 2006, 2004, and 2006, respectively. The Company's Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

21.     Segments
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
The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2011	2010	2009
Revenues from sales to unaffiliated customers:
United States	$279,542	$221,789	$147,352
Malaysia	150,101	117,991	90,669
China	218,594	89,722	75,860
Rest of the world	300,550	200,378	183,177
Totals	$948,787	$629,880	$497,058

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30, 2011	April 30, 2010
Long-lived assets
United States	$103,468	$70,975
Malaysia	41,125	35,575
China	24,872	10,962
Rest of the world	22,277	13,003
	$191,742	$130,515

22.     Litigation Settlement and Resolution

 In November 2009, following trial in the United States District Court for the Western District of Pennsylvania, Optium Corporation, a wholly owned subsidiary of the Company, was found liable for patent infringement. As a result the Court awarded the plaintiffs, JDSU and Emcore Corporation, approximately $3.4 million in damages plus interest. The judgment was with respect to complaints filed on September 11, 2006 and March 14, 2007 by JDSU and Emcore alleging that certain cable television transmission products sold by Optium infringed certain U.S. patents. The Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 26, 2011, the Federal Circuit affirmed the judgment. A petition for rehearing has been filed. Nevertheless, because of the historically low percentage of requests for rehearing that are granted by the Federal Circuit, the Company recorded a charge for the judgment of approximately $3.5 million as general and administrative expense for the damages of $3.4 million plus interest in the third quarter of fiscal 2011. The judgment was paid in full in the fourth quarter of fiscal 2011, following the denial of the Company's petition for rehearing.

On September 10, 2010, the Company entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that the Company had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven Finisar patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license to Finisar's digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. The Company used present value techniques to discount its estimated historical and future revenue streams of the infringing Source Photonics products and used the discounted revenue streams as a basis to allocate the $14.5 million settlement and license payment amount between Source Photonics' historical and future uses of the Company's patents. The Company determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $8.9 million was accounted for as deferred revenue and will be recognized as license revenue ratably over the remaining license term through December 31, 2015. During the second quarter of fiscal 2011 the Company incurred contingent and other legal fees of $3.2 million in connection with the settlement of this litigation which were recorded as general and administrative expense.

23.     Pending Litigation

Oplink/OCP Patent Litigations

On December 10, 2010, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of California. The complaint alleges that certain optoelectronic transceivers from Oplink Communications, Inc. ("Oplink") and its wholly-owned subsidiary Optical Communication Products Inc. ("OCP") infringe eleven Finisar patents. The complaint asks the Court to enter judgment (a) that the defendants have infringed, actively induced infringement of, and/or contributorily infringed the patents-in-suit, (b) preliminarily and permanently enjoining the defendants from further infringement of the patents-in-suit, or, to the extent not so enjoined, ordering the defendants to pay compulsory ongoing royalties for any continuing infringement, (c) ordering that the defendants account, and pay actual damages (but no less than a reasonable royalty), to the Company for the defendants' infringement, (d) declaring that the defendants are willfully infringing one or more of the patents-in-suit and ordering that the defendants pay treble damages to the Company, (e) ordering that the defendants pay the Company's costs, expenses, and interest, including prejudgment interest, (f) declaring that this is an exceptional case and awarding the Company its attorneys' fees and expenses, and (g) granting such other and further relief as the Court deems just and appropriate,

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or that the Company may be entitled to as a matter of law or equity.

On March 7, 2011, OCP filed a complaint against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain VCSELs and active optical cables manufactured and sold by the Company infringe five OCP patents. The Company has answered the complaint denying that it has infringed any of these patents and asserting that the patents are invalid. In addition, the Company has counterclaimed in the case that certain optoelectronic transceivers from OCP and its parent Oplink infringe five Finisar patents.

The complaint and the counter complaints each ask the Court to enter judgment (a) holding the accused party(ies) liable for infringement of the asserted patents, (b) that the accused party(ies) account for damages resulting from its infringement of the patents, together with pre-judgment and post-judgment interest, (c) preliminarily and permanently enjoining the accused party(ies) from further infringement of the asserted patents, (d) holding the case to an exceptional case, and awarding to the complaining party its attorneys' fees and costs, and (g) granting such other relief as the Court deems just and equitable. The Company intends to prosecute its lawsuit against Oplink and defend OCP's lawsuit vigorously. However, there can be no assurance that it will be successful in its defense. The Company is not currently able to estimate a range of possible losses if it is not successful in defending the OCP lawsuit. However, if it is not successful, the Company's business could be materially harmed. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

On May 13, 2011, Oplink and OCP filed a complaint in the United States District Court for the Northern District of California seeking a declaration that the products accused of infringement by the Company as counterclaims in the Texas lawsuit do not infringe the asserted patents. The Company intends to seek dismissal of this action as the patents and the accused products are subject to the Texas proceeding.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been related, and motions to consolidate and appoint lead plaintiffs have been filed and will be heard in September 2011.
In addition, two shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement were filed in California state court. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of its board of directors, including the Company's Chairman of the Board, Chief Executive Officer and our Chief Financial Officer. No specific amount of damages have been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.
Stock Option Cases

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, and the Company's annual report on Form 10-K for the fiscal year ended April 30, 2007. On December 4, 2007, the Company filed all four of these reports which included revised financial statements.

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the district Court ruling and remanded the case for further proceedings. The Company and the individual defendants have filed a motion seeking rehearing of the case en banc before the full Ninth Circuit.

Securities Class Action

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its Chairman of the Board and formerly its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the after market at pre-determined prices. No specific damages are claimed. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the District Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including the Company) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the District Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the District Court entered judgment against the plaintiff in all 54 cases. The plaintiff appealed the order and judgments. The real defendants cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation. On December 2, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal and further ruled that the dismissal is with prejudice. The plaintiff has filed a writ of certiorari seeking review by the United States Supreme Court.

Other Litigation

     In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

24.     Restructuring Charges
During the second quarter of fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
The following table summarizes the activities of the restructuring accrual during fiscal 2011 (in thousands):

Balance as of April 30, 2010	$4,664
Charges	—
Cash payments	(581)
Balance as of April 30, 2011	$4,083

Of the $4.1 million of remaining accrual, $298,000 is expected to be paid in the next twelve months and $3.8 million is expected to be paid out from fiscal 2012 through fiscal 2020.

25.     Warranty
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
Changes in the Company’s warranty liability during the period are as follows (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30,
	2011	2010
Beginning balance	$5,472	$6,413
Additions during the period based on product sold	4,273	3,902
Settlements and expirations	(5,276)	(4,843)
Ending balance	$4,469	$5,472

26.    Related Parties
Frank H. Levinson, the Company’s former Chairman of the Board and Chief Technical Officer and a member of the Company’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet, Inc., a privately held contract manufacturer. In June 2000, the Company entered into a volume supply agreement, at rates which the Company believes to be market, with Fabrinet under which Fabrinet serves as a contract manufacturer for the Company. In addition, Fabrinet purchases certain products from the Company. The Company recorded purchases of $28.5 million from Fabrinet during the four months ended August 29, 2008, and Fabrinet purchased products from the Company totaling $16.2 million during that period.
During fiscal 2011, the Company paid $181,528, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,150 restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next 3 anniversaries thereafter, to be fully vested on June, 2014, subject to him continuing to provide services to Finisar. During fiscal 2010, the Company paid Mr. Gertel's Company $160,000 in cash compensation.
Amounts paid to related parties represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.

27.    Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2011. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

28.    Subsequent Events

On March 22, 2011, the Company entered into a Transaction Agreement with Ignis ASA, under which the Company made a recommended voluntary public cash tender offer to acquire all of the outstanding shares of Ignis not currently owned by the Company for NOK 8 per share. On May 18, 2011, the Company completed this tender offer and purchased an additional 38.1 million shares of Ignis for an aggregate purchase price of $55.6 million. The Company owns approximately 81.0% of the outstanding shares of Ignis following completion of this acquisition. Under the Norwegian Securities Trading Act, the Company's ownership of more than one-third of the voting shares of Ignis triggered the requirement for the Company to make a mandatory unconditional offer for all remaining outstanding Ignis shares.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 24, 2011 the Company launched a mandatory tender offer for the remaining shares of Ignis at a cash offer price of NOK 8 per share. During the offer period for the mandatory offer, which ended on June 22, 2011, approximately 12.3 million additional shares of Ignis were tendered. The Company expects to complete the purchase of these shares during the last week of June 2011 for an aggregate purchase price of $17.7 million. As a result of these additional purchases, it will own approximately 96.6% of the outstanding shares of Ignis. As a result of acquiring more than 90% of the outstanding Ignis shares, the Company will have the right to effect a compulsory acquisition of the balance of the outstanding shares of Ignis not owned by the Company for a cash price of NOK 8 per share. The Company intends to proceed with the compulsory acquisition promptly following the completion of the purchase of the shares tendered in the mandatory offer.
    Ignis ASA is an innovative provider of optical components and network solutions for fiber optic communications. It operates globally through four subsidiaries: Fi-ra Photonics in Korea (71.8% owned) and wholly-owned subsidiaries Syntune in Sweden, Ignis Photonyx in Denmark, and SmartOptics in Norway. Ignis's product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks. The Company's management and board of directors believe that this acquisition will: a) provide the Company with access to Ignis' tunable laser products which the Company believes have the highest performance of any such devices currently available in the market; b)further the Company's vertical integration strategy by providing an internal source of these devices, which the Company currently purchases on the merchant market; c) enable the Company to offer its customers a number of new 40 and 100 Gbps products based on the advanced optical device integration technologies of Ignis' various business units; and d) allow the Company to expand its product portfolio to include a number of other products incorporating innovative technologies and focus on attractive growth markets.

Due to the closing of this acquisition subsequent to the Company's fiscal year end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase consideration allocation to the tangible and intangible assets acquired and liabilities assumed as well as disclosure of pro forma information is not practicable. The Company expects to complete the purchase price allocation for this acquisition during the first quarter of fiscal 2012.

29.    Financial Information by Quarter (Unaudited)
Summarized quarterly data for fiscal 2011 and 2010 are as follows:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	Aprll 30, 2011 (1)	January 30, 2011 (2)	October 31, 2010 (3)	August 1, 2010	April 30, 2010	January 31, 2010	November 1, 2009	August 2, 2009
	(In thousands, except per share data)
Revenues	$236,946	$263,016	$240,943	$207,882	$188,490	$166,935	$145,730	$128,725
Gross profit	$74,909	$84,065	$82,400	$70,898	$58,851	$51,695	$39,793	$29,402
Income (loss) from operations	$21,265	$30,599	$36,105	$23,747	$12,919	$9,126	$(1,963)	$(8,786)
Income (loss) from continuing operations	$16,352	$18,821	$33,796	$19,410	$14,111	$5,616	$(31,417)	$(11,116)
Income (loss) from discontinued operations	$—	$—	$—	$(284)	$56	$(131)	$(67)	$37,079
Net income (loss)	$16,352	$18,821	$33,796	$19,126	$14,167	$5,485	$(31,484)	$25,963
Basic:
Income (loss) per share from continuing operations	$0.18	$0.24	$0.44	$0.26	$0.20	$0.09	$(0.49)	$(0.18)
Income (loss) per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$0.62
Net income (loss) per share	$0.18	$0.24	$0.44	$0.26	$0.20	$0.09	$(0.49)	$0.44
Diluted:
Income (loss) per share from continuing operations	$0.17	$0.22	$0.39	$0.24	$0.19	$0.08	$(0.49)	$(0.18)
Income (loss) per share from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$0.62
Net income (loss) per share	$0.17	$0.22	$0.39	$0.24	$0.19	$0.08	$(0.49)	$0.44
Shares used in computing net income (loss) per share
Basic	89,584	80,080	76,766	76,111	70,596	65,113	64,198	60,181
Diluted	97,837	93,388	89,521	88,215	82,351	66,719	64,198	60,181

(1) The net income in the fourth quarter of fiscal 2011 includes loss on debt extinguishment costs of $2.4 million on exchange of an aggregate of $17.8 million principal amount of the Company's 5% Convertible Senior Notes due 2029.

(2) The net income in the third quarter of fiscal 2011 includes loss on debt extinguishment costs of $5.9 million on exchange of an aggregate of $42.2 million principal amount of the Company's 5% Convertible Senior Notes due 2029 and $5.6 million of litigation settlement income relating to Source Photonics litigation settlement.
Reclassification of debt conversion inducement expense.
In the fourth quarter of fiscal 2011, the Company determined that the loss on debt extinguishment of $5.9 million incurred in the third quarter of fiscal 2011 on induced conversion of debt and classified as general and administrative expense was similar to the loss on debt extinguishment of $25.0 million recorded in fiscal 2010 in which the exchanges were considered to be induced conversions and the retirement of the underlying notes was accounted for as if the notes had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers to determine the induced conversion charge. For consistency with the fiscal 2010 presentation, this third quarter expense has been reclassified to loss on debt extinguishment.
The following table reflects the Company's previously reported amounts, along with the adjusted amounts reflecting the reclassification of debt conversion inducement expense.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported	As Adjusted	Effect of Change
	(in thousands, except per share data)
Quarter ended January 30, 2011
General and administrative expense	$20,604	$14,658	$(5,946)
Income from operations	24,653	30,599	5,946
Loss on debt extinguishment	—	5,946	5,946
Net income	18,821	18,821	—

(3) The net income in second quarter of fiscal 2011 includes a charge of $3.5 million for damages and interest accrued on settlement and resolution of litigation.

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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2011, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2011. Management based its assessment on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 30, 2011.
The effectiveness of internal control over financial reporting as of April 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting
The Board of Directors and Stockholders
Finisar Corporation
We have audited Finisar Corporation's internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011 and our report dated June 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, CA
June 28, 2011

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2011 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Balance Acquired on Merger with Optium	Additions Charged to Cost and Expenses	Write-Offs	Balance at End of Period
Allowance for doubtful accounts
Year ended April 30, 2011	$2,085	$—	$40	$(801)	$1,324
Year ended April 30, 2010	$1,069	$—	$1,016	$—	$2,085
Year ended April 30, 2009	$635	$210	$361	$(137)	$1,069

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 28th day of June, 2011.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	June 28, 2011
Jerry S. Rawls

/s/ Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	June 28, 2011
Eitan Gertel

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2011
Kurt Adzema

	Director	June , 2011
Michael C. Child

/s/ Roger C. Ferguson	Director	June 28, 2011
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 28, 2011
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 28, 2011
Robert N. Stephens

/s/ Dominique Trempont	Director	June 28, 2011
Dominique Trempont

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
1.1
Underwriting Agreement, dated March 17, 2010, by and among Finisar Corporation, the selling stockholders named in Schedule I thereto, and Morgan Stanley & Co. Incorporated and Jeffries & Co., Inc., as representatives of the several underwriters named in Schedule II thereto(1)

1.2	Underwriting agreement, dated December 20, 2010, by and between Finisar Corporation and Credit Suisse Securities (USA) LLC (2)
2.1	Agreement and Plan of Reorganization, dated as of May 15, 2008, by and among Registrant, Fig Combination Corporation and Optium Corporation(3)
2.2	Transaction Agreement, dated March 22, 2011, between Finisar Corporation and Ignis ASA(4)
3.1	Amended and Restated Bylaws of Registrant(5)
3.2	Restated Certificate of Incorporation of Registrant(6)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(7)
3.4	Certificate of Elimination regarding the Registrant’s Series A Preferred Stock(8)
3.5	Certificate of Designation(9)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(10)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(11)
3.8	Amended and Restated Certificate of Incorporation of Registrant (12)
4.1	Specimen certificate representing the common stock(13)
4.2
Form of Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(14)

4.3	Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 15, 2003(15)
4.4	Indenture between the Registrant and U.S. Bank Trust National Association, a national banking association, dated October 12, 2006(16)
4.5	Indenture dated as of October 15, 2009, by and between Finisar Corporation and Wells Fargo Bank, National Association(17)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(18)
10.2*	1999 Stock Option Plan(19)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Finisar Corporation, dated February 4, 2005(20)
10.4*	Finisar Corporation 2005 Stock Incentive Plan, as amended(21)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(22)
10.6*	Optium Corporation 2000 Stock Incentive Plan(23)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(24)
10.8*	Form of Amended and Restated Warrant to Purchase Common Stock(25)
10.9*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(26)
10.10*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(27)
10.11*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(28)
10.12	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(29)
10.13*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(30)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.14*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(31)
10.15*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(32)
10.16*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(33)
10.17*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(34)
10.18*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(35)
10.19*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(36)
10.20*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(37)
10.21*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(38)
10.22	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(39)
10.23	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(40)
10.24	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(41)
10.25*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(42)
10.26*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(43)
10.27*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(44)
10.28*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(45)
10.29*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(46)
10.30*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(47)
10.31*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(48)
10.32*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(49)
10.33*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(50)
10.34*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel(51)
10.35*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar(52)
10.36*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown(53)
10.37*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(54)
10.38*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Christopher Brown, dated December 31, 2008(55)
10.39*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Mark Colyar, dated December 31, 2008(56)
10.40*	Amended and Restated Executive Employment Agreement between Finisar Corporation and Eitan Gertel, dated December 31, 2008(57)
10.41*	Form of Restricted Stock Unit Issuance Agreement(58)
10.42*	Form of Restricted Stock Unit Issuance Agreement — Officers(59)
10.43*	Form of Restricted Stock Unit Issuance Agreement — International(60)
10.44*	Form of Restricted Stock Unit Issuance Agreement — Israel(61)
10.45	Asset Purchase Agreement dated as of July 8, 2009 by and between Finisar Corporation and JDS Uniphase Corporation(62)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.46	Credit Agreement dated October 2, 2009 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC(63)
10.47	Security Agreement dated October 2, 2009, among Finisar Corporation, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC(64)
10.48	Purchase Agreement dated October 8, 2009, by and between Finisar Corporation and Piper Jaffray & Co., as amended by a letter agreement dated October 12, 2009(65)
10.49	Registration Rights Agreement dated as of October 15, 2009, by and between Finisar Corporation and Piper Jaffray & Co.(66)
10.50*	Finisar Corporation 2009 Employee Stock Purchase Plan(67)
10.51*	Finisar Corporation 2009 International Employee Stock Purchase Plan(68)
10.52	First Amendment to Credit Agreement dated January 7, 2010 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC(69)
10.53	Loan Contract dated January 6, 2010 by and between Finisar Shanghai Inc. and Xiamen International Bank, Shanghai Branch(70)
10.54	Second Amendment to Credit Agreement dated April 16, 2010 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC (71)
10.55	Third Amendment to Credit Agreement dated February 9, 2011 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC
10.56	Form of contract note between Finisar Corporation and sellers of shares of Ignis ASA(72)
10.57	Form of pre-acceptance agreement between Finisar Corporation and shareholders of Ignis ASA(73)
21	List of Subsidiaries of the Registrant (74)
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________________________
*     Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed March 18, 2010.

(2)	Incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K filed December 22, 2010.

(3)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 16, 2008.

(4)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(5)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(6)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(7)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(9)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(10)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(11)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(12)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(13)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(14)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(15)	Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2003.

(16)	Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(17)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(18)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(19)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(20)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(21)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(22)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(23)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(24)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(25)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(27)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(28)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(29)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(30)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(32)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(33)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(34)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(35)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(36)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(37)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(38)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(39)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(40)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(41)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(42)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(43)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(44)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(45)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(46)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24,

2007.

(47)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(48)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(49)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(50)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(51)	Incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(52)	Incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(53)	Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(54)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(55)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(56)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(57)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(58)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(59)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(60)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(61)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(62)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed July 16, 2009.

(63)	Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed January 11, 2010.

(64)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(65)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(66)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(67)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(68)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(69)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(70)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(71)	Incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(72)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 28, 2011.

(73)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 28, 2011.

(74)	Incorporated by reference to Exhibit 21 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.