Form 10-K/A
period 2011-04-30
FINISAR CORP
filed 2011-08-29
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
(Amendment No. 1)

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
_______________

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $.001 par value
(Title of class)
_______________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

As of October 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,295,451,602, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 29, 2010 of $17.03 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2011, there were 90,588,787 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on June 28, 2011 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days after the end of our fiscal year on April 30, 2011. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. We have also updated the information on the cover of the Original Filing as to our issued and outstanding shares of common stock to August 1, 2011. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.

All references to “Finisar,” “the Company,” “we,” “us” or “our” are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth information concerning our current directors as of August 15, 2011.

Name	Position with Finisar	Age	Director Since
Michael C. Child	Director	56	2010
Roger C. Ferguson	Director	68	1999
Eitan Gertel	Chief Executive Officer and Director	49	2008
Thomas E. Pardun	Director	67	2009
Jerry S. Rawls	Chairman of the Board	67	1989
Robert N. Stephens	Director	65	2005
Dominique Trempont	Director	57	2005

Michael C. Child has served as a member of our board of directors since June 2010 and previously served on our board of directors from November 1998 until October 2005. Mr. Child has been employed by TA Associates, Inc., a private equity firm, since 1982 where he currently serves as a Senior Advisor. Mr. Child served as a Managing Director of TA Associates from 1987 through 2010. Mr. Child also serves on the board of directors of IPG Photonics, which designs and manufactures high performance fiber lasers and amplifiers, and served on the board of directors of Eagle Test Systems, a manufacturer of high performance automated test equipment for the semiconductor industry, from 2003 until November 2008 when it was acquired by Teradyne, Inc. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business. Mr. Child has more than 25 years’ experience investing in and acquiring technology and technology-related companies and has served on the boards of directors of numerous public and private companies, including companies in the fiber optics and semiconductor industries. This broad financial and industry experience enables Mr. Child to make a valuable contribution to the board. He also brings significant knowledge regarding the Company and its operations from his previous years of service on our board.
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
Eitan Gertel has served as our Chief Executive Officer and as a director since the completion of the Optium Corporation merger in August 2008. Mr. Gertel served as Optium’s President and as a director from March 2001 and as Chief Executive Officer and Chairman of the Board of Optium from February 2004 through the completion of the Optium merger. Mr. Gertel served as President and General Manager of the former transmission systems division of JDS Uniphase Corporation from 1995 to 2001. JDSU is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University. As our Chief Executive Officer, Mr. Gertel brings to the board significant senior leadership, industry and technical experience. As Chief Executive Officer, Mr. Gertel is in a position to provide the board with insight and information related to the Company’s business and operations and to participate in the ongoing review of strategic issues.

Thomas E. Pardun has served as a member of our board of directors since December 2009. Mr. Pardun is currently the Chairman of the Board of Directors of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. Mr. Pardun has served in this capacity from January 2000 to January 2002 and again since April 2007. Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services and wireless communications companies, from May 1996 until his retirement in July 2000. Prior to 1996, Mr. Pardun served as President and CEO of U.S. West Multimedia Communications, a communications company. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division, and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product-line evaluation. He is also a director of CalAmp Corporation, Calix Corporation and MaxLinear, Inc., and served as a director of Occam Networks, Inc. from September 2004 until February 2011 when it was acquired by Calix Corporation. Mr. Pardun holds a B.B.A. in Business Administration from the University of Iowa. Mr. Pardun brings to the board extensive management and operations experience in the computer and telecommunications industries, including marketing and product development expertise, as well as his service in senior management positions.
Jerry S. Rawls has served as a member of our board of directors since March 1989 and as our Chairman of the Board since January 2006. Mr. Rawls served as our Chief Executive Officer from August 1999 until the completion of the Optium merger. Mr. Rawls also served as our President from April 2003 until the completion of the Optium merger and previously held that title from April 1989 to September 2002. From September 1968 to February 1989, Mr. Rawls was employed by Raychem Corporation, a materials science and engineering company, where he held various management positions including Division General Manager of the Aerospace Products Division and Interconnection Systems Division. Mr. Rawls holds a B.S. in Mechanical Engineering from Texas Tech University and an M.S. in Industrial Administration from Purdue University. Mr. Rawls’ tenure with Finisar since 1989, including 19 years as President and/or Chief Executive Officer, provides him personal knowledge of the Company’s history since shortly after its founding. This experience, together with his management and industry experience, enables him to provide the board with a unique perspective on the Company’s business and operations and strategic issues.
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
Dominique Trempont has served as a member of our board of directors since August 2005. Mr. Trempont is also a member of the board of directors of Energy Recovery, Inc., a manufacturer of efficient energy recovery devices utilized in the water desalination industry, RealNetworks, Inc., which provides products and services to enable consumers to save, store and access digital media on many different devices, the Daily Mail and General Trust, plc, a producer of content, information analytics and events for businesses and consumers, and on24, Inc., a leader in webcast and virtual events. Mr. Trempont served as a director of 3Com Corporation from 2006 until April 2010 when it was acquired by Hewlett-Packard Company. Mr. Trempont was CEO in residence at Battery Ventures from August 2003 until June 2004. Prior to joining Battery Ventures, Mr. Trempont was Chairman, President and Chief Executive Officer of Kanisa, Inc., a software company focused on enterprise self-service applications, from November 1999 to November 2002.

Mr. Trempont was President and Chief Executive Officer of Gemplus Corporation, a smart card company, from May 1997 to June 1999. Prior to Gemplus, Mr. Trempont served as Chief Financial Officer and head of Operations at NeXT Software. Mr. Trempont began his career at Raychem Corporation. Mr. Trempont received an undergraduate degree in Economics from College Saint Louis (Belgium), a B.A., with high honors, in Business Administration and Software Engineering from the University of Louvain (Belgium), and a Master in Business Administration from INSEAD (France/Singapore). Mr. Trempont brings to the board broad executive and financial experience, including expertise in accounting and financial reporting, through his service as Chief Executive Officer of Kanisa and Gemplus, as Chief Financial Officer of NeXT, his service on the boards of other publicly-held technology companies and his service on the audit committees of Energy Recovery, RealNetworks, Inc. and 3Com Corporation.
There are no family relationships between any of our directors or executive officers.
Executive Officers
Information concerning our executive officers is found under the heading “Executive Officers of the Registrant” in Part I of the Original Filing, which is incorporated herein by reference.
Audit Committee and Financial Experts
The board of directors has a standing Audit Committee. The members of the Audit Committee during fiscal 2011 were Messrs. Child (beginning in August 2010), Ferguson, Pardun, Trempont and, until the annual meeting of stockholders in October 2010, Christopher J. Crespi, a former director who declined to stand for re-election. Each of the members of the Audit Committee is independent for purposes of the Nasdaq listing standards as they apply to audit committee members. Messrs. Ferguson and Trempont are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information and our compliance with legal and regulatory requirements; appointing and evaluating our independent registered public accounting firm, including reviewing their independence, qualifications and performance and reviewing and approving the terms of their engagement for audit services and non-audit services; and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters.
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
Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 30, 2011 were satisfied.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following discussion explains our compensation philosophy, objectives and procedures and describes the forms of compensation awarded to our Chairman of the Board, our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly-compensated executives (determined as of April 30, 2011). We refer to these individuals as our “named executive officers.” This discussion focuses on the information contained in the tables and related footnotes and narrative included below, primarily for our 2011 fiscal year, but also contains information regarding compensation actions taken before and after fiscal 2011 to the extent we believe such information enhances our executive compensation disclosure.
Philosophy, Objectives and Procedures
Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives and performance and to offer compensation that will enable us to attract, retain and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving revenue growth, increasing operating income and controlling costs. We operate in a very competitive environment for executive talent, and we believe that our compensation packages must be competitive when compared to our peers and should also be aligned with our stockholders’ short and long-term interests.
The Compensation Committee of our board of directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity-based incentives which, to date, have been in the form of stock options and restricted stock units, or RSUs. In general, the Compensation Committee’s policy is that the total compensation paid to our executive officers should be fair and competitive, taking into account, among other factors, compensation paid by peer companies to officers with comparable responsibilities and our success in achieving our revenue and operating income goals. However, it is not the Compensation Committee’s policy to adhere to a rigid formula or benchmark system and, for a variety of reasons, including our comparatively rapid recent growth, various elements of our executive compensation package may lag behind the median amounts paid by our peer companies.
Generally, the Compensation Committee reviews the compensation of our executive officers in the early part of each fiscal year and takes action at that time to award cash bonuses for the preceding fiscal year, to set base salaries and target bonuses for the current fiscal year and to consider long-term incentives in the form of equity-based awards. In setting our executive officers’ total compensation, the Compensation Committee considers individual and company performance, as well as compensation surveys, including the Radford Executive Survey, and other market information regarding compensation paid by comparable companies, including our industry peers.
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
In some years, the Compensation Committee retains compensation consultants to assist it in its review of executive officer compensation. The Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, in connection with its reviews at the beginning of fiscal 2011 and fiscal 2012. The Compensation Committee reviewed cash and equity compensation analyses prepared by Assets Unlimited, Inc. and met with a representative of that firm.

Components of Compensation
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
Fiscal 2011 Base Salaries
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
In considering executive compensation levels for fiscal 2011, the Compensation Committee took into account its general compensation philosophy, as described above, and various other considerations, including the following:

•
the officers’ salary history, including the fact that there had been no increases in base salaries during fiscal 2010 and an across-the-board salary reduction had been in effect during the first half of fiscal 2010;

•	specific contributions of individual officers during fiscal 2010, changes in their duties and responsibilities and their expected contributions during fiscal 2011;

•
the report of Assets Unlimited, Inc. on Peer Company compensation and other available compensation data for comparable companies, taking into account differences between the actual responsibilities of the Finisar officers and those typical for the generic categories listed in the reports; and

•	the Company’s financial performance during fiscal 2010 and the then-current outlook for fiscal 2011.

On the basis of its review, in June 2010, the Compensation Committee set new base salaries for our executive officers for fiscal 2011, with increases of between 4% and 5% over the levels in effect during fiscal 2009 and 2010 (excluding the period in fiscal 2010 during which the temporary salary reduction was in force). The fiscal 2011 base salaries of the named executive officers and data on base salaries of officers of comparable companies reviewed by the Compensation Committee in June 2010 are as follows:

Name	Fiscal 2011 Base Salary	Median Peer Company Base Salary (1)	Median Radford Base Salary (2)
Jerry S. Rawls	$461,760	$531,692	$603,000
Eitan Gertel	$461,760	$531,692	$603,000
Joseph A. Young	$369,200	$304,750	$334,400
Kurt Adzema	$294,000	$318,327	$330,000
Mark Colyar	$293,436	$304,750	$334,400
Todd Swanson	$284,031	$306,923	$350,000

________________

(1)	Based on data compiled by Assets Unlimited, Inc. in June 2010 for cash payments to officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey compiled in June 2010 for cash payments to officers with comparable duties at companies with annual revenues of between $500 million and $1 billion.

Fiscal 2011 Cash Bonuses
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
In June 2010, the Compensation Committee adopted an executive bonus plan for the fiscal year ended April 30, 2011 (the “2011 Plan”). Under the 2011 Plan, the aggregate target bonuses for Messrs. Rawls and Gertel were 100% of their annual base salary, and the aggregate target bonus for each of the other named executive officers was 60% of their annual base salary. The aggregate bonus for each executive officer under the 2011 Plan was to be based 70% on Finisar’s achievement of the pre-bonus non-GAAP operating income called for by its fiscal 2011 operating plan and 30% on a discretionary determination by the Compensation Committee of the applicable executive officer’s performance and achievement of individual goals for the fiscal year. Finisar was required to achieve at least 58% of its pre-bonus non-GAAP operating income target before a portion of the quantitative bonus would be earned; the amount of the bonus would increase on a linear basis thereafter, with no limit on the amount of the quantitative bonus that could be earned. Our pre-bonus non-GAAP operating income during fiscal 2011 increased by approximately 308% over the previous fiscal year and substantially exceeded our fiscal 2011 operating plan. Accordingly, bonuses earned by our executive officers under the quantitative component of the 2011 Plan substantially exceeded target levels. In light of these results, and taking into account our operating results for the fourth quarter of fiscal 2011, the Compensation Committee determined that no portion of the discretionary component of the 2011 Plan would be awarded. Original target bonuses for each of the named executive officers under the 2011 Plan, bonuses actually paid under the plan for their services during fiscal 2011 and data on bonuses and non-equity compensation paid by comparable companies reviewed by the Compensation Committee in June 2010 are as follows:

Name	Fiscal 2011 Target Bonus	Fiscal 2011 Bonus Paid(1)	Median Peer Group Non-Equity Incentive Compensation(2)	Median Radford Non-Equity Incentive Compensation (3)
Jerry S. Rawls	$461,760	$538,505	$271,531	$483,000
Eitan Gertel	$461,760	$538,505	$271,531	$483,000
Joseph A. Young	$221,520	$258,329	$ 73,959	$167,000
Kurt Adzema	$176,400	$205,712	$ 99,631	$239,920
Mark Colyar	$176,002	$205,317	$ 73,959	$167,000
Todd Swanson	$170,419	$199,834	$264,201	$213,200
________________

(1)	Mr. Swanson's bonus was paid through a combination of $100,000 in cash and the grant of RSUs with a value of $99,834 on the date of grant. All other bonuses were paid in cash.

(2)	Based on data compiled by Assets Unlimited, Inc. in June 2010 for bonuses and other non-equity payments to officers with comparable duties at the Peer Companies.

(3)
Based on data from the Radford Executive Survey compiled in June 2010 for bonuses and other non-equity payments to officers with comparable duties at companies with annual revenues of between $500 million and $1 billion.

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
The vesting of stock options and RSUs held by our named executive officers is subject to acceleration pursuant to the terms of the Finisar Executive Retention and Severance Plan described below and, with respect to one stock option held by each of Eitan Gertel, our Chief Executive Officer, and Mark Colyar, our Senior Vice President, Operations and Engineering, pursuant to the applicable stock option agreement as described below
The size of the stock option and RSU awards granted to each executive officer during fiscal 2011 was set by the Compensation Committee at levels that were intended to create a meaningful opportunity for stock ownership based upon the individual’s current position, the individual’s personal performance in recent periods, the individual’s potential for future responsibility and promotion over the option term, comparison of award levels in prior years and comparison of award levels earned by executives at our peer companies and similarly-sized companies in our broader industry group. The Compensation Committee also took into account the number of unvested options and RSUs held by the executive officer in order to maintain an appropriate level of retention value for that individual. The relative weight given to each of these factors varies from individual to individual.
In fiscal 2011, our executive officers received an annual grant of RSUs in June 2010 based on the factors described above, with the relative weight given to each of these factors varying from individual to individual. The RSUs vest in annual installments over a four-year period, subject to the officers’ continued service. The numbers of shares of our common stock underlying the RSUs granted to the named executive officers were as follows:

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
During fiscal 2011, personal benefits accounted for less than 2% of the total compensation of our Chairman, our Chief Executive Officer and our other named executive officers.

Changes in Executive Compensation for Fiscal 2012; Fiscal 2012 Executive Bonus Plan
For fiscal 2012, the Compensation Committee conducted its annual review of executive compensation. The Compensation Committee again engaged Assets Unlimited, Inc. to assist in its review. Assets Unlimited, Inc. prepared a report including a summary of compensation data for the following companies, including our industry peers and similarly-sized companies in our broader industry group:

Brocade Communications	JDS Uniphase	PMC Sierra
Cadence Design	Netgear	QLogic
Coherent	Novellus	Quantum Corp.
Cypress Semiconductor	Oclaro	Smart Modular
Equinix	Omnivision	Triquint
Fairchild Semiconductor	Opnext	Trimble Navigation
Intersil	Plantronics
In considering executive compensation levels for fiscal 2012 the Compensation Committee took into account its general compensation philosophy, as described above and various other considerations, including the following:

•	the officers’ salary history;

•	specific contributions of individual officers during fiscal 2011 and their expected contributions during fiscal 2012;

•
the report of Assets Unlimited, Inc. on peer company compensation and other available compensation data for comparable companies, taking into account differences between the actual responsibilities of the Finisar officers and those typical for the generic categories listed in the reports; and

•	the Company’s financial performance during fiscal 2011 and the then-current outlook for fiscal 2012.
On the basis of its review, in June 2011, the Compensation Committee set new base salaries for our executive officers for fiscal 2012, with increases of between 3% and 12% over the levels in effect during fiscal 2011. The fiscal 2012 base salaries of the named executive officers and data on base salaries of officers of comparable companies reviewed by the Compensation Committee in June 2011 are as follows:

Name	Fiscal 2012 Base Salary	Median Peer Company Base Salary (1)	Median Radford Base Salary (2)
Jerry S. Rawls	$500,000	$599,383	$685,000
Eitan Gertel	$500,000	$599,383	$685,000
Joseph A. Young	$380,300	$308,014	$293,558
Todd Swanson	$320,000	$324,244	$338,475
Kurt Adzema	$310,000	$340,000	$397,560
Mark Colyar	$303,000	$296,436	$355,000

________________

(1)	Based on data compiled by Assets Unlimited, Inc. in June 2011 for cash payments to officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey compiled in June 2011 for cash payments to officers with comparable duties at companies with annual revenues of between $1 billion and $3 billion.

In June 2011, the Compensation Committee also adopted an executive bonus plan for the fiscal year ending April 30, 2012 (the “2012 Plan”). Under the 2012 Plan, the aggregate target bonuses for Messrs. Rawls and Gertel are 100% of their annual base salary, and the aggregate target bonus for each of the other named executive officers is 60% of their annual base salary. The aggregate bonus for each executive officer under the 2012 Plan will be based 50% on Finisar’s achievement of pre-bonus non-GAAP operating income targets and 50% on a discretionary determination by the Compensation Committee taking into account the Company’s overall financial performance, the applicable executive officer’s performance for the fiscal year and such other factors as the Compensation Committee deems appropriate. The maximum total bonus payable to each officer under the formula and discretionary components of the 2012 Plan is two times the officer’s target bonus. Any bonus amounts earned under the 2012 Plan are expected to be paid in cash. The Compensation Committee believes that achieving the formula-based portion of the target bonuses will be difficult. Achieving or exceeding the pre-bonus non-GAAP operating income targets will be dependent upon realizing revenue and operating income growth in the face of operational challenges and an environment of economic uncertainty. It will also be dependent on increased sales of our customers’ products over which we have no control. Finisar has achieved or exceeded the non-GAAP operating income called for in its original annual operating plan in two of its last five fiscal years.
In connection with its review of executive officer compensation in June 2011, the Compensation Committee also granted RSUs to each of our executive officers. The RSUs vest in annual installments over a four-year period, subject to the officers’ continued service. The number of shares of our common stock underlying the RSUs granted to the named executive officers were calculated by dividing the following dollar values by the greater of (i) the closing price of our common stock on the date of grant and (ii) $15.00, with such amount rounded to the nearest whole share:

Name	Value of RSU Shares
Jerry S. Rawls	$1,800,000
Eitan Gertel	$1,800,000
Joseph A. Young	$643,000
Kurt Adzema	$480,000
Mark Colyar	$480,000
Todd Swanson	$480,000

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
Accounting for Executive Compensation
We account for equity compensation paid to our employees under the rules of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 “Compensation – Stock Compensation”, which require us to measure and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.
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
Report of the Compensation Committee
We have reviewed the foregoing Compensation Discussion and Analysis and discussed it with management. Based on such review and discussions, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

COMPENSATION COMMITTEE

Michael C. Child (Chair)
Robert N. Stephens
Dominique Trempont

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
The members of the Compensation Committee during fiscal 2011 were Michael C. Child, Robert N. Stephens, Dominque Trempont and, until the annual meeting of stockholders in October 2010, David C. Fries, a former director who declined to stand for re-election. None of the members of the Compensation Committee are or have been an officer or employee of Finisar. During fiscal 2011, no member of the Compensation Committee had any relationship with Finisar requiring disclosure under Item 404 of Regulation S‑K. During fiscal 2011, none of Finisar’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Finisar’s Compensation Committee or Board of Directors.

Summary Compensation Information
The following table presents certain summary information concerning compensation paid or accrued by us for services rendered in all capacities during the fiscal year ended April 30, 2011 for (i) our Chairman of the Board, our Chief Executive Officer, and our Chief Financial Officer and (ii) our three other most highly compensated executives (determined as of April 30, 2011) (collectively, the “named executive officers”):
Summary Compensation Table for Fiscal 2011

Name and Principal Position	Fiscal Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Equity Awards(1)	Total(1)

Jerry S. Rawls (2)	2011	$459,711	$ —	$538,505	$1,796,564	$2,794,780
Chairman of the Board	2010	420,092	—	133,200	1,063,108	1,616,400
	2009	438,881	—	—	367,950	806,831

Eitan Gertel (3)	2011	459,711	—	538,505	1,796,564	2,794,780
Chief Executive Officer	2010	420,092	—	133,200	621,496	1,174,789
	2009	293,516	—	—	263,052	556,568

Kurt Adzema (4)	2011	292,385	—	205,712	503,680	1,001,777
Executive Vice President,	2010	264,923	—	84,000	247,589	596,512
Finance and Chief Financial Officer

Mark Colyar (5)	2011	292,134	—	205,317	503,680	1,001,131
Senior Vice President,	2010	266,957	—	84,645	410,757	762,359
Operations and Engineering	2009	185,062	—	—	135,703	320,765

Todd Swanson (6)	2011	284,031	—	199,834	503,680	987,545
Executive Vice President,	2010	257,354	—	81,600	470,624	809,578
Sales and Marketing

Joseph A. Young	2011	367,562	—	258,329	674,805	1,300,696
Executive Vice President,	2010	335,885	—	106,500	471,978	914,363
Global Operations	2009	344,548	—	—	173,938	518,486

______________________

(1)
Includes stock option and RSU awards. Valuation based on the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation”. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements —  Note 18 — Stockholders’ Equity” included in this annual report on Form 10-K. As a result of changes in SEC disclosure rules, amounts reported in the table for equity awards in fiscal 2009 differ from amounts previously reported in the Summary Compensation Table for the same person for that year.

(2)	Mr. Rawls also served as our President and Chief Executive officer until the completion of the Optium merger in August 2008.

(3)	Mr. Gertel became our Chief Executive Officer upon the completion of the Optium merger in August 2008.

(4)	Mr. Adzema became our Senior Vice President, Finance and Chief Financial Officer in March 2010 and has served as our Executive Vice President, Finance and Chief Financial Officer since January 2011.

(5)	Mr. Colyar became our Senior Vice President, Operations and Engineering upon the completion of the Optium merger in August 2008.

(6)	Mr. Swanson’s bonus for fiscal 2011 was paid through a combination of $100,000 in cash and the grant of 6,656 RSUs with a value of $99,834 on the date of grant.
Grants of Plan-Based Awards
The following table sets forth certain information with respect to options and RSUs granted during or for the year ended April 30, 2011 to each of our named executive officers.
Grants of Plan-Based Awards in or for Fiscal 2011

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold	Target	Maximum

Jerry S. Rawls	—	—	$461,760	—	—	—	—	—
	6/15/2010	—	—	—	114,140	—	—	$1,796,564

Eitan Gertel	—	—	461,760	—	—	—	—	—
	6/15/2010	—	—	—	114,140	—	—	1,796,564

Kurt Adzema .	—	—	176,400	—	—	—	—	—
	6/15/2010	—	—	—	32,000	—	—	503,680

Mark Colyar .	—	—	176,062	—	—	—	—	—
	6/15/2010	—	—	—	32,000	—	—	503,680

Todd Swanson	—	—	170,419	—	—	—	—	—
	6/15/2010	—		—	32,000	—	—	503,680

Joseph A. Young	—	—	221,520	—	—	—	—	—
	6/15/2010	—	—	—	42,872	—	—	674,805

______________________

(1)
Represents the dollar value of the applicable range (threshold, target and maximum amounts) of potential cash bonuses payable to each named executive officer for fiscal 2011 under the executive officer bonus plan for fiscal 2011 (the “2011 Plan”). There was not an established maximum bonus under the 2011 Plan. If the Company exceeded certain targets the amount of the quantitative bonus could exceed the aggregate target bonus for each named executive officer. Additional information regarding the 2011 Plan is set forth above under “Compensation Discussion and Analysis.” The actual amount paid to each executive officer for fiscal 2011 is set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of securities underlying outstanding equity awards for each of our named executive officers as of the end of our fiscal year on April 30, 2011. Unless otherwise specified, options vest at a rate of 20% over five years from the date of grant. Market value for RSUs is determined by multiplying the number of shares by the closing price of Finisar common stock on the Nasdaq Global Select Market on the last trading day of the fiscal year ($28.09 on April 29, 2011).
Outstanding Equity Awards at Fiscal Year-End 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#)	Number of Securities Underlying Options (#) Unexercisable		Exercise Price per Share	Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jerry S. Rawls	124,999	—		$13.84	6/7/2012
	25,000	—		15.60	8/27/2013
	50,000	—		15.36	6/2/2014
	62,499	—	(1)	9.76	6/8/2015
	40,000	9,999	(2)	37.04	6/6/2016
	30,000	20,000	(3)	21.68	9/7/2017
	118,909	40,199	(4)	3.36	12/12/2018
	14,063	30,937	(5)	8.29	12/8/2019
	11,719	19,531	(6)	8.29	12/8/2019
						30,937	(7)	$869,020
						19,531	(8)	548,626
						114,140	(16)	3,206,193
Eitan Gertel	205,308	—	(9)	$0.64	4/30/2013
	47,768	—	(9)	1.36	6/22/2015
	97,843	—	(9)	6.88	2/13/2016
	32,614	—	(9)	7.36	3/13/2016
	88,841	—	(10)	26.64	2/28/2017
	80,124	31,250	(4)	3.36	12/12/2018
	4,164	9,162	(5)	8.29	12/8/2019
	11,719	20,404	(6)	8.29	12/8/2019
						9,162	(7)	$257,361
						19,531	(8)	548,626
						114,140	(16)	3,206,193
Kurt Adzema	12,499	—		$14.08	11/23/2015
	9,374	—	(11)	24.80	9/8/2016
	543	135	(12)	25.68	3/8/2017
	7,500	5,000	(3)	21.68	9/7/2017
	1	1,406	(13)	10.08	9/11/2018
	1	4,710	(4)	3.36	12/12/2018
	1	3,615	(5)	8.29	12/8/2019
	—	7,813	(6)	8.29	12/8/2019
						1,314	(14)	$36,910
						3,615	(7)	101,545
						7,812	(8)	219,439
						32,000	(16)	898,880

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#)	Number of Securities Underlying Options (#) Unexercisable		Exercise Price per Share	Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mark Colyar	4,622	—	(10)	$26.64	2/28/2017
	12,107	12,106	(4)	3.36	12/12/2018
	4,519	9,942	(5)	8.29	12/8/2019
	5,626	9,374	(6)	8.29	12/8/2019
						9,942	(7)	$279,271
						9,375	(8)	263,344
						32,000	(16)	898,880
Todd Swanson	6,250	—		$14.32	8/25/2013
	6,249	—		14.08	11/23/2015
	3,750	—	(11)	24.80	9/8/2016
	544	135	(12)	25.68	3/8/2017
	1,801	1,198	(3)	21.68	9/7/2017
	450	300	(15)	14.88	12/10/2017
	563	337	(13)	10.08	9/11/2018
	15,877	8,414	(4)	3.36	12/12/2018
	1,110	2,442	(5)	8.29	12/8/2019
	19,687	32,813	(6)	8.29	12/8/2019
						318	(14)	$8,933
						2,442	(7)	68,596
						9,375	(8)	263,344
						32,000	(16)	898,880
Joseph A. Young	49,999	—		$11.76	10/29/2014
	25,000	—	(1)	9.76	6/8/2015
	20,001	4,999	(2)	37.04	6/6/2016
	543	135	(12)	25.68	3/8/2017
	15,001	9,999	(3)	21.68	9/7/2017
	56,989	15,506	(4)	3.36	12/12/2018
	4,719	10,383	(5)	8.29	12/8/2019
	7,032	11,718	(6)	8.29	12/8/2019
						10,383	(7)	$291,658
						11,718	(8)	329,159
						42,872	(16)	1,204,274

________________

(1)	The option was granted on June 8, 2005 and became fully vested on June 8, 2010.

(2)	The option was granted on June 2, 2006 and became fully vested on June 2, 2011.

(3)	The option was granted on September 7, 2007 and will become fully vested on September 7, 2012, assuming continued employment with Finisar.

(4)
The option was granted on December 12, 2008. The option became exercisable as to 25% of the shares on August 12, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on August 12, 2012, assuming continued employment with Finisar.

(5)
The option was granted on December 8, 2009. The option became exercisable as to 25% of the shares on December 8, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, assuming continued employment with Finisar.

(6)
The option was granted on December 8, 2009. The option became exercisable as to 25% of the shares on September 1, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013, assuming continued employment with Finisar.

(7)
The RSU was granted on December 8, 2009. The RSU vested as to 25% of the shares on December 8, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, assuming continued employment with Finisar.

(8)
The RSU was granted on December 8, 2009. The RSU vested as to 25% of the shares on September 1, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013, assuming continued employment with Finisar.

(9)	The option was granted by Optium and was assumed by Finisar upon the closing of the Optium merger.

(10)	The option was granted by Optium, was assumed by Finisar upon the closing of the Optium merger and became fully vested on March 1, 2011.

(11)	The option was granted on September 8, 2006 and became fully vested on September 8, 2010.

(12)	The option was granted on March 8, 2007 and will become fully vested on March 8, 2012, assuming continued employment with Finisar.

(13)
The option was granted on September 11, 2008. The option became exercisable as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(14)
The RSU was granted on September 11, 2008. The RSU vested as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(15)	The option was granted on December 10, 2007 and will become fully vested on December 10, 2012, assuming continued employment with Finisar.

(16)
The RSU was granted on June 15, 2010. The RSU vested as to 25% of the shares on June 23, 2011 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 23, 2014, assuming continued employment with Finisar.

Option Exercises and Stock Vested
The following table provides information on stock option exercises by our named executive officers and vesting of RSUs held by them during the fiscal year ended April 30, 2011.
Option Exercises and Stock Vested in Fiscal 2011

	Option Awards		Restricted Stock Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2)

Jerry S. Rawls	—	—	25,782	$602,304
Eitan Gertel	33,678	$ 866,825	15,883	333,048
Kurt Adzema	59,983	725,178	7,206	149,886
Mark Colyar	210,458	3,481,382	10,144	228,407
Todd Swanson	9,247	184,789	6,943	139,779
Joseph A. Young	—	—	11,751	260,245

________________

(1)	Based on the difference between the closing sale price of Finisar’s common stock on the date of exercise and the exercise price.

(2)	Based on the closing sale price of Finisar’s common stock on the vesting date.

Potential Payments Upon Termination or Change in Control
Cash Payments and/or Acceleration of Vesting Following Certain Termination Events
We have employment agreements with Eitan Gertel and Mark Colyar that provide for cash payments following certain termination events. Except as described below and in “— Executive Retention and Severance Plan,” no named executive officer is entitled to any cash payments and/or acceleration of vesting following a change in control of Finisar unless a termination event also occurs.
The tables below set forth the cash payments that Messrs. Gertel and Colyar would be entitled to receive in the event that such executive officer (i) had been terminated by us without cause on April 30, 2011, (ii) had resigned following a demotion, reduction in base salary or involuntary relocation, referred to as a resignation for good reason, on April 30, 2011 or (iii) had been terminated as the result of death or disability. In each case, the amounts set forth in the tables below are subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not include any life insurance proceeds in the event of death or disability benefits in the event of disability.

Eitan Gertel. Mr. Gertel, our Chief Executive Officer, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was three years, provided that the term of the agreement is automatically extended for an additional term of one year on the third anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Gertel to a base salary of $461,760, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Gertel is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off. In addition, if he resigns for good reason, we will be obligated to pay him one year severance.

Payments and benefits	Involuntary termination without cause	Voluntary termination for good reason	Termination upon death	Termination upon disability
Cash severance	$807,772	$807,772	$—	$—
Health care benefits	20,229	20,229	20,229	20,229
Total	$828,001	$828,001	$20,229	$20,229

Mark Colyar. Mr. Colyar, our Senior Vice President, Operations and Engineering, executed an employment agreement with Optium on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was two years, provided that the term of the agreement is automatically extended for an additional term of one year on the second anniversary and each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Colyar to a base salary of $293,436, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Colyar is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off.

Payments and benefits	Involuntary termination without cause	Voluntary termination for good reason	Termination upon death	Termination upon disability
Cash severance	$424,516	$424,516	$—	$—
Health care benefits	20,229	20,229	20,229	20,229
Total	$444,745	$444,745	$20,229	$20,229

Executive Retention and Severance Plan
Our executive officers, including our named executive officers, are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the plan. In addition, the plan provides that the vesting of stock options and RSUs held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change of control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination. In the event the employment of any of our named executive officers were to be terminated without cause or for good reason, within 18 months following a change in control of Finisar, each as of April 30, 2011, the named executive officers would be entitled to payments in the amounts set forth opposite their name in the following table:

Name	Cash Severance
Jerry S. Rawls	$39,476 per month for 24 months
Eitan Gertel	$40,166 per month for 24 months
Kurt Adzema	$25,961 per month for 24 months
Mark Colyar	$26,139 per month for 24 months
Todd Swanson	$24,992 per month for 24 months
Joseph A. Young	$32,227 per month for 24 months

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
In the event the employment of any of our named executive officers were to be terminated without cause or for good reason within 18 months following a change in control of Finisar, each as of April 30, 2011, the named executives would be entitled to accelerated vesting of their outstanding stock options and RSUs as described in the following table:

Name	Value of Equity Awards: (1)
Jerry S. Rawls	Accelerated vesting of 120,666 options with a value of $2,121,588 and 164,608 RSUs with a value of $4,623,839.
Eitan Gertel	Accelerated vesting of 59,943 options with a value of $1,340,934 and 142,833 RSUs with a value of $4,012,179.
Kurt Adzema	Accelerated vesting of 22,679 options with a value of $400,450 and 44,741 RSUs with a value of $1,256,775.
Mark Colyar	Accelerated vesting of 31,422 options with a value of $681,838 and 51,317 RSUs with a value of $1,441,495.
Todd Swanson	Accelerated vesting of 45,639 options with a value of $924,164 and 44,135 RSUs with a value of $1,239,752.
Joseph A. Young	Accelerated vesting of 64,973 options with a value of $885,482 and 64,973 RSUs with a value of $1,825,092.
______________________

(1)
Potential incremental gains are net values based on (i) the aggregate difference between the respective exercise prices of options and the closing sale price of Finisar common stock on April 29, 2011 ($28.09 per share) and (ii) the number of shares underlying RSUs multiplied by the closing sale price of Finisar common stock on April 29, 2011.

Director Compensation
Under our policy for the compensation of non-employee directors that was in effect during fiscal 2011, non-employee directors were entitled to receive an annual retainer of $50,000. The Lead Director was entitled to receive an additional amount of $10,000 per year for serving in that capacity. In addition, members of the standing committees of the board were entitled to receive annual retainers, payable quarterly, in the following amounts:

Committee	Chair	Other Members
Audit	$16,000	$8,000
Compensation	10,000	5,000
Nominating and Governance	10,000	5,000

We also reimburse directors for their reasonable expenses incurred in attending meetings of the board and its committees.
In addition, all new non-employee directors were entitled to receive an RSU award with a value of $100,000 upon their initial election to the board and an additional RSU award with a value of $50,000 on an annual basis thereafter. The grant of the annual RSU awards is generally made at the first meeting of the board in each fiscal year. The initial RSU awards vest over a period of three years from the date of grant, and the annual RSU awards vest on the first anniversary of the date of grant. The number of shares subject to each RSU award is determined based on the per share value of our common stock on the date of grant.
The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 30, 2011:
Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)(3)	Option Awards(1)(3)	All Other Compensation	Total Compensation
Michael C. Child	$58,625	$99,997	$—	$—	$158,622
Christopher J. Crespi	39,000	49,990	—	—	88,990
Roger C. Ferguson	86,000	49,990	—	—	135,990
David C. Fries	49,250	49,990	—	—	99,240
Morgan Jones (2)	—	—	—	—	—
Thomas E. Pardun	76,000	49,990	—	—	125,990
Robert N. Stephens	96,500	49,990	—	—	146,490
Dominique Trempont	77,875	49,990	—	—	127,865
______________________

(1)
Valuation based on the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. The assumptions used by us with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements — Note 18 — Stockholders’ Equity” included in this annual report on Form 10-K.

(2)	Mr. Jones declined compensation for his service as a director.

(3)	The following table sets forth certain information with respect to the stock options and RSUs granted during the fiscal year ended April 30, 2011 to each non-employee member of our board of directors:

Name	Grant Date	Number of Shares of Common Stock Underlying Options and Stock Awards	Exercise Price of Options and Stock Awards ($/Share)	Grant Date Fair Value of Option and Stock Awards
Michael C. Child	6/15/2010	6,353 (1)	$—	$99,997

Christopher J. Crespi	6/15/2010	3,176 (2)	—	49,990

Roger C. Ferguson	6/15/2010	3,176 (2)	—	49,990

David C. Fries	6/15/2010	3,176 (2)	—	49,990

Thomas E. Pardun	6/15/2010	3,176 (2)	—	49,990

Robert N. Stephens	6/15/2010	3,176 (2)	—	49,990

Dominique Trempont	6/15/2010	3,176 (2)	—	49,990

______________________

(1)	Initial RSU award granted upon Mr. Child’s election to the board.

(2)	RSU annual awards.
Our non-employee directors held the following numbers of stock options and unvested RSUs as of April 30, 2011.

Name	Stock Options Outstanding	Unvested Restricted Stock Units Outstanding
Michael C. Child	—	6,353
Roger C. Ferguson	22,709	4,426
Thomas E. Pardun	8,750	3,176
Robert N. Stephens	7,469	4,051
Dominique Trempont	23,833	4,051

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of August 1, 2011 by:

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table for Fiscal 2011 in “Item 11. Executive Compensation” above; and

•	all of our executive officers and directors as a group.
To our knowledge, there are no stockholders who beneficially own more than 5% of our common stock.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

Directors
Jerry S. Rawls (2)	1,283,037	1.39%
Eitan Gertel (3)	820,572	*
Michael C. Child (4)	8,097	*
Roger C. Ferguson (5)	34,922	*
Thomas E. Pardun(6)	7,343	*
Robert N. Stephens (7)	10,386	*
Dominique Trempont (8)	29,807	*

Named Executive Officers :
Kurt Adzema(9)	46,264	*
Mark Colyar (10)	88,186	*
Todd Swanson (11)	74,528	*
Joseph A. Young (12)	215,366	*
All executive officers and directors as a group (13 persons)(13)	2,730,543	2.96%
_________________
* Less than 1%.

(1)
The address of each of the named individuals is: c/o Finisar Corporation, 1389 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following August 1, 2011 and restricted stock units (“RSUs”) that vest within that period are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 90,588,787 shares of common stock outstanding as of August 1, 2011 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following August 1, 2011 and RSUs that vest within that period. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)
Includes 346,648 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes (a) 530,594 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 4,766 RSUs that vest within 60 days following August 1, 2011.

(3)
Includes (a) 591,862 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011, (b) 2,786 RSUs that vest within 60 days following August 1, 2011 and (c) 31,907 shares issuable upon exercise of a warrant that is currently exercisable.

(4)	Includes 5,061 shares held by the Child Family Trust.

(5)	Includes (a) 21,537 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 209 RSUs that vest within 60 days following August 1, 2011.

(6)	Includes (a) 2,917 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011.

(7)	Includes (a) 6,626 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 146 RSUs that vest within 60 days following August 1, 2011.

(8)	Includes (a) 22,964 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 146 RSUs that vest within 60 days following August 1, 2011.

(9)	Includes (a) 38,247 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 1,329 RSUs that vest within 60 days following August 1, 2011.

(10)
Includes (a) 38,628 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011, (b) 1,841 RSUs that vest within 60 days following August 1, 2011, and (c) 5,676 shares issuable upon exercise of a warrant that is currently exercisable.

(11)	Includes (a) 66,966 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011 and (b) 1,212 RSUs that vest within 60 days following August 1, 2011.

(12)	Includes (a) 203,852 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011, (b) 2,115 RSUs that vest within 60 days following August 1, 2011.

(13)
Includes (a) 1,629,373 shares issuable upon exercise of options exercisable within 60 days following August 1, 2011, (b) 16,221 RSUs that vest within 60 days following August 1, 2011 and (c) 37,583 shares issuable upon exercise of warrants that are currently exercisable.

Equity Compensation Plan Information
We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 2005 Stock Incentive Plan, the 2009 Employee Stock Purchase Plan and the 2009 International Employee Stock Purchase Plan, each of which has been approved by our stockholders. We previously maintained the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, which was adopted in February 2001 and has not been approved by our stockholders. No additional options will be granted under the 2001 Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2011:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	6,822,071	$12.70	10,186,474

Equity compensation plan not approved by stockholders(2)(3)	38,818	$21.07	—
____________

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

(2)
Excludes options assumed by us in connection with acquisitions of other companies. As of April 30, 2011, 778,746 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $11.15 per share. No additional awards may be granted under the plans pursuant to which these assumed equity rights were granted.

(3)
A total of 731,250 shares of our common stock have been reserved for issuance under the 2001 Plan. As of April 30, 2011, a total of 276,251 shares of common stock had been issued upon the exercise of options granted under the 2001 Plan.

Material Features of the 2001 Nonstatutory Stock Option Plan
As of April 30, 2011, 38,818 shares of our common stock were reserved for issuance under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provided for the grant of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person was eligible to be granted an option under the 2001 Plan whose eligibility would have required approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. Some of the options that have been granted under the 2001 Plan are subject to full acceleration of vesting in the event of a change in control of Finisar. The term of the 2001 Plan expired in February 2011 and no additional options will be granted under the 2001 Plan.

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
Other than as described below and the compensation arrangements and other arrangements described in “Item 11. Executive Compensation” above, in our fiscal year ended April 30, 2011 there were no transactions, and there is not currently proposed any transaction or series of similar transactions to which we were or will be a party, in which the amount involved exceeded or will exceed $120,000 in which any director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
Guy Gertel, the brother of Eitan Gertel, our Chief Executive Officer, provided sales and marketing services to Optium through GHG Technologies, a company he owns. Subsequent to the Optium merger in August 2008, GHG Technologies has continued to provide such services to Finisar. For services rendered during fiscal 2011, we paid GHG Technologies $181,528 in cash compensation. In addition, Finisar granted to Guy Gertel, for no additional consideration, 2,150  restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2014, subject to Mr. Gertel’s continuing to provide services to Finisar. We believe that the cash payments to GHG were fair and reasonable and were comparable to amounts that would have been paid to an unaffiliated party in an arms’ length transaction. The restricted stock unit awards to Mr. Gertel were consistent with the type and size of grants made to our other sales professionals.

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

Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed to us for the fiscal years ended April 30, 2011 and April 30, 2010 by our independent registered public accounting firm, Ernst & Young LLP:

	Year Ended April 30, 2011	Year Ended April 30, 2010
Audit fees (1)	$1,836,552	$2,452,000
Audit-related fees (2)	26,208	—
Tax fees (3)	11,159	18,200
Total Fees	$1,873,919	$2,470,200

__________

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and the effectiveness of our internal control over financial reporting, the review of our interim consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to financial due diligence.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits

The following documents are filed as part of this report:

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 29th day of August, 2011.

FINISAR CORPORATION

By	/s/ Kurt Adzema
Kurt Adzema
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)