Form 10-Q
period 2011-07-31
FINISAR CORP
filed 2011-09-09
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2011
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
408-548-1000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

     At August 31, 2011, there were 90,602,313 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2011

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
Certain factors that could cause actual results to differ from those projected are discussed in “Part II. Other Information, Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,052	$314,765
Accounts receivable, net of allowance for doubtful accounts of $2,276 at July 31, 2011 and $1,324 at April 30, 2011	166,536	168,386
Accounts receivable, other	12,788	12,733
Inventories	208,567	187,617
Prepaid expenses and other	16,029	9,906
Total current assets	641,972	693,407
Property, equipment and improvements, net	138,300	125,693
Purchased intangible assets, net	49,979	17,439
Goodwill	83,107	—
Minority investments	12,289	12,289
Equity method investment	—	31,142
Other assets	21,291	5,179
Total assets	$946,938	$885,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,996	$76,288
Accrued compensation	17,494	24,525
Other accrued liabilities	33,828	25,112
Deferred revenue	9,762	8,064
Current portion of long-term debt (Note 11)	7,547	—
Total current liabilities	156,627	133,989
Long-term liabilities:
Convertible debt, net of current portion	40,015	40,015
Long-term debt, net of current portion (Note 11)	2,329	—
Other non-current liabilities	16,314	11,988
Deferred tax liabilities	3,553	—
Total liabilities	218,838	185,992
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2011 and April 30, 2011	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 90,588,873 shares issued and outstanding at July 31, 2011 and 89,903,095 shares issued and outstanding at April 30, 2011	91	90
Additional paid-in capital	2,285,769	2,275,600
Accumulated other comprehensive income	33,404	32,966
Accumulated deficit	(1,599,357)	(1,609,499)
Finisar Corporation stockholders' equity	719,907	699,157
Non-controlling interest	8,193	—
Total stockholders' equity	728,100	699,157
Total liabilities and stockholders' equity	$946,938	$885,149

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 31, 2011	August 1, 2010

Revenues	$228,226	$207,882
Cost of revenues	160,223	136,076
Amortization of acquired developed technology	1,522	1,192
Gross profit	66,481	70,614
Operating expenses:
Research and development	35,396	26,617
Sales and marketing	9,586	9,075
General and administrative	13,952	11,076
Restructuring charges (recoveries)	(322)	—
Amortization of purchased intangibles	779	383
Total operating expenses	59,391	47,151
Income from operations	7,090	23,463
Interest income	160	92
Interest expense	(911)	(2,155)
Loss on debt extinguishment	(419)	—
Other income (expense), net	4,663	(192)
Income before income taxes and non-controlling interest	10,583	21,208
Provision for income taxes	548	2,082
Consolidated net income	10,035	19,126
Adjust for net loss attributable to non-controlling interest	107	—
Net income attributable to Finisar Corporation	$10,142	$19,126
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.11	$0.25
Diluted	$0.11	$0.23

Shares used in computing net income per share:
Basic	90,221	76,111
Diluted	93,527	88,215

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 31, 2011	August 1, 2010
Operating activities
Consolidated net income	$10,035	$19,126
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Depreciation	10,595	8,166
Amortization	2,509	1,864
Stock-based compensation expense	7,090	3,258
Non-cash interest cost on 2.5% convertible senior subordinated notes	—	375
Equity in losses of equity method investment	619	—
Gain on fair value remeasurement of equity investment	(5,429)	—
Changes in operating assets and liabilities:
Accounts receivable	13,117	(24,860)
Inventories	(7,133)	(15,269)
Other assets	(19,494)	2,846
Deferred income taxes	43	1,555
Accounts payable	3,667	2,283
Accrued compensation	(6,458)	(3,818)
Other accrued liabilities	4,083	(1,784)
Deferred revenue	1,275	(281)
Net cash provided by (used in) operating activities	$14,519	$(6,539)
Investing activities
Purchases of property, equipment and improvements	(16,308)	(12,115)
Acquisition of controlling interest in subsidiary, net of cash acquired	(71,125)	—
Net cash used in investing activities	$(87,433)	$(12,115)
Financing activities
Proceeds from term loan	1,800	—
Repayments of long-term debt	(8,235)	(1,000)
Proceeds from the issuance of shares under employee stock option and stock purchase plans, net of repurchase of unvested shares	2,636	4,782
Net cash provided by (used in) financing activities	$(3,799)	$3,782
Net decrease in cash and cash equivalents	(76,713)	(14,872)
Cash and cash equivalents at beginning of period	314,765	207,024
Cash and cash equivalents at end of period	$238,052	$192,152
Supplemental disclosure of cash flow information
Cash paid for interest	$228	$158
Cash paid for taxes	1,018	75

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of July 31, 2011 and for the three month periods ended July 31, 2011 and August 1, 2010 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at July 31, 2011 and its operating results and cash flows for the three month periods ended July 31, 2011 and August 1, 2010. Operating results for the three month period ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The condensed consolidated balance sheet at April 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended April 30, 2011 included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods).

Reclassifications

     Certain reclassifications have been made to the prior period's statement of cash flows to conform to the current year presentation. These changes had no impact on the Company's previously reported financial position, results of operations and cash flows.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

2. Summary of Significant Accounting Policies

     For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2011. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, except as noted below.

Recent Adoption of New Accounting Standards

     In October 2009, the Financial Accounting Standards Board ("FASB") amended the accounting standards for revenue recognition to remove tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:
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
The accounting changes summarized in this guidance are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company adopted this guidance on a prospective basis during the first quarter of fiscal 2012. Adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

3. Acquisition of Ignis ASA

On March 22, 2011, the Company entered into a transaction agreement with Ignis ASA ("Ignis"), a Norwegian company whose securities were traded on the Oslo Stock Exchange, under which, on April 7, 2011, the Company made a recommended voluntary public cash tender offer to acquire all of the outstanding Ignis shares not then owned by the Company for NOK 8 per share. On May 18, 2011, the Company completed this tender offer and purchased an additional 38.1 million shares of Ignis (in addition to 25.7 million shares of Ignis that the Company owned prior to the offer) for an aggregate purchase price of $54.7 million, resulting in the Company owning approximately 81% of all outstanding Ignis shares.

Under the Norwegian Securities Trading Act, the Company's ownership of more than one-third of the voting shares of Ignis triggered the requirement for the Company to make a mandatory unconditional offer for all remaining outstanding Ignis shares.
On May 24, 2011, the Company launched the mandatory offer at a cash offer price of NOK 8 per share. During the offer period, which ended on June 22, 2011, approximately 12.8 million additional shares of Ignis were tendered, further increasing the Company's ownership position to approximately 97% of all outstanding Ignis shares. As the owner of more than 90% of all outstanding Ignis shares, the Company then exercised its right to effect a compulsory acquisition of the balance of all outstanding Ignis shares for a cash price of NOK 8 per share. As of June 29, 2011, the Company owned 100% of all outstanding Ignis shares, and the shares were de-listed from the Oslo Stock Exchange.

Ignis is an innovative provider of optical components and network solutions for fiber optic communications. It operates globally through four subsidiaries: Fi-ra Photonics ("Fi-ra") in Korea (71.8% owned by Ignis) and wholly-owned subsidiaries Syntune in Sweden, Ignis Photonyx in Denmark, and SmartOptics in Norway. Ignis' product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks. The Company's management and board of directors believe that this acquisition will: a) provide the Company a secure supply of Ignis' tunable laser products which the Company believes have the highest performance of any such devices currently available in the market; b) further the Company's vertical integration strategy by providing an internal source of these devices, which the Company currently purchases on the merchant market; c) enable the Company to offer its customers a number of new 40 and 100 Gbps products based on the advanced optical device integration technologies of Ignis' various business units; and d) allow the Company to expand its product portfolio to include a number of other products incorporating innovative technologies and focus on attractive growth markets.

Ignis and its subsidiaries maintain their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which will change to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on Sunday closest to the end of the three-month period, when financial records of Ignis and its subsidiaries are integrated with the Company's consolidated financial reporting system prior to April 30, 2012. The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis, through June 30, 2011. Except for repayment of a Swedish loan (see “Note 11. Long-term Debt”), there were no other intervening events that materially affected the Company's consolidated financial position or results of operations.

Prior to May 18, 2011, the Company accounted for its 32% interest in Ignis as an equity-method investment. The acquisition-date fair value of this equity interest was $36.6 million (based on the trading price of Ignis shares as quoted on the Oslo Stock Exchange), and is included in the measurement of the consideration transferred. The Company recognized a gain of

$5.4 million as a result of remeasuring the equity interest in Ignis that it held before the acquisition date. This gain is included in other income (expense), net in the condensed consolidated statement of operations.

The provisional fair value of the consideration transferred in exchange for the Ignis shares is as follows (in thousands):

Cash	$98,900
Contingent consideration	13,598
Total	$112,498

The contingent consideration arrangement requires the Company to pay up to approximately $14.3 million of additional consideration to the former shareholders of one of Ignis' subsidiaries if during calendar years 2011 and 2012 the subsidiary achieves specified levels of revenues, revenue growth, EBITDA and cash flow and successfully launches a new product. The fair value of the contingent consideration arrangement at the acquisition date was $13.6 million. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach are as follows: 5.5% discount rate and 100% probability of achieving specified milestones.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$5,543
Accounts receivable	11,267
Inventory	14,721
Other current assets	2,161
Property, equipment and improvements	6,515
Intangible assets	34,860
Other assets	1,457
Total identifiable assets acquired	76,524

Current liabilities	(17,439)
Short-term debt	(9,985)
Long-term debt	(7,526)
Deferred tax liabilities	(3,553)
Other long-term liabilities	(330)
Total liabilities assumed	(38,833)
Net identifiable assets acquired	37,691
Non-controlling interest	(8,300)
Goodwill	83,107
Net assets acquired	$112,498

The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax liabilities are subject to change.

Of the $34.9 million of acquired intangible assets, $250,000 was provisionally assigned to in-process research and development assets that were recognized at fair value on the acquisition date. The remaining $34.6 million of acquired intangible assets are subject to a weighted-average useful life of approximately 9 years. Those definite-lived intangible assets include developed technology of $16.3 million (7-year weighted-average useful life), customer relationships of $16.3 million (12-year weighted-average useful life), internal use software of $880,000 (7-year useful life), trade name of $800,000 (15-year useful life), and order backlog of $350,000 (1-year useful life). As noted above, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

As noted above, one of Ignis' subsidiaries (Fi-ra) is 71.8%-owned. The fair value of the 28.2% non-controlling interest in Fi-ra is estimated to be $8.3 million, based on the estimated fair value of Fi-ra's equity.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ignis. None of the goodwill is expected to be deductible for income tax purposes.

The fair value of accounts receivable acquired is $11.3 million, with the gross contractual amount being $11.8 million. The Company expects $500,000 to be uncollectible.

The Company recognized $1.1 million of acquisition related costs that were expensed in the current fiscal quarter. These costs are included in the consolidated statement of operations in the General and Administrative operating expenses line.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 850 for material business combinations have not been presented herein because management does not believe the acquisition of Ignis is significant to the consolidated financial position or operating results of Finisar.

4. Net Income per Share

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	July 31, 2011	August 1, 2010
Numerator:
Net income attributable to Finisar Corporation	$10,142	$19,126
Numerator for basic net income per share	$10,142	$19,126
Effect of dilutive securities:
Convertible debt interest expense	—	1,377
Numerator for diluted net income per share	$10,142	$20,503
Denominator:
Denominator for basic net income per share - weighted average shares	90,221	76,111
Effect of dilutive securities:
Employee stock options and restricted stock units	3,270	2,573
Warrants	36	36
Convertible debt	—	9,495
Dilutive potential common shares	3,306	12,104
Denominator for diluted net income per share	93,527	88,215
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.11	$0.25
Diluted	$0.11	$0.23

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Common shares issuable upon:
Exercise of employee stock options	1,264	2,506
Conversion of convertible subordinated notes	3,748	—
	5,012	2,506

5. Inventories

     Inventories consist of the following (in thousands):

	July 31, 2011	April 30, 2011

Raw materials	$69,440	$64,997
Work-in-process	76,502	66,073
Finished goods	62,625	56,547
Total inventories	$208,567	$187,617

     During the three months ended July 31, 2011, the Company recorded charges of $5.7 million for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.0 million. This resulted in a net charge for excess and obsolete inventory of $1.7 million during the three months ended July 31, 2011.

During the three months ended August 1, 2010, the Company recorded charges of $3.8 million for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.6 million. This resulted in a net charge for excess and obsolete inventory of $200,000 during the three months ended August 1, 2010.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of July 31, 2011 and April 30, 2011, the liability for these purchase commitments was $2.5 million and $3.2 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	July 31, 2011	April 30, 2011
Land	$273	$—
Buildings	9,425	9,733
Computer equipment	43,733	42,888
Office equipment, furniture and fixtures	4,404	4,163
Machinery and equipment	269,937	248,641
Leasehold improvements	21,984	21,626
Total	349,756	327,051
Accumulated depreciation and amortization	(211,456)	(201,358)
Property, equipment and improvements (net)	$138,300	$125,693

7. Intangible Assets Including Goodwill

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance at April 30, 2011	$—
Addition related to acquisition of subsidiary (Note 3)	83,107
Balance at July 31, 2011	$83,107

The following table reflects intangible assets subject to amortization as of July 31, 2011 and April 30, 2011 (in thousands):

	July 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$92,564	$(70,454)	$22,110
Purchased trade name	1,972	(1,183)	789
Purchased customer relationships	32,250	(6,771)	25,479
Purchased internal use software, backlog and in-process research and development	1,480	(98)	1,382
Purchased patents	375	(156)	219
Total	$128,641	$(78,662)	$49,979

	April 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$76,264	$(68,932)	$7,332
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(6,100)	9,870
Purchased patents	375	(138)	237
Total	$93,781	$(76,342)	$17,439

     During the first quarter of fiscal 2012 the Company recorded approximately $34.9 million of purchased intangible assets related to its acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA").

The amortization expense on these intangible assets for the three months ended July 31, 2011 and August 1, 2010, was $2.3 million and $1.6 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2012	$7,448
2013	8,225
2014	6,494
2015	5,556
2016 and beyond	22,256
Total	$49,979

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of July 31, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,315	$—	$—	$115,315
Cash	—	—	—	122,737
Total cash and cash equivalents				$238,052

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,294	$—	$—	$115,294
Cash				199,471
Total cash and cash equivalents				$314,765

The gross realized gains and losses for the three and three months ended July 31, 2011 and August 1, 2010 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

Cost Method Investments

     The carrying value of minority investments at both July 31, 2011 and April 30, 2011 was $12.3 million and was comprised of the Company's minority investment in three privately held companies accounted for under the cost method. The Company's investments in these companies were primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

Equity Method Investments

As of April 30, 2011, the Company's investment in Ignis was carried at approximately $31.1 million and was accounted for under the equity method. During the three month period ended July 31, 2011, the Company completed the acquisition of 100% of all outstanding Ignis shares and as a result no longer accounted for this investment under the equity method (see "Note 3. Acquisition of Ignis ASA").

10. Convertible Debt

     The Company's convertible debt balances as of July 31, 2011 and April 30, 2011 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of July 31, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015
As of April 30, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015

11. Long-term Debt

Korean Bank Loans

As a result of the acquisition of Ignis, the Company's consolidated liabilities include certain loan obligations of Fi-ra to three Korean banks under which an aggregate principal balance of approximately $2.5 million was outstanding with interest rates ranging from 4.5% to 6.7% per annum. These loans require monthly interest payments with all principal payable at maturity. These loans mature at various dates beginning in February 2012 through June 2012 and are secured by certain property of Fi-ra.

During the first fiscal quarter of 2012, Fi-ra entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bear interest at variable rates based on the 4-month KORIBOR plus 0.33%, under which the applicable interest rate is currently 4% per annum. This loan requires monthly interest payments with all principal payable at maturity. This loan matures in May 2012 and is secured by certain property of Fi-ra.

Norwegian Bank Loans

As a result of the acquisition of Ignis, the Company's consolidated liabilities include two loan obligations of SmartOptics to a Norwegian bank under which an aggregate principal balance of approximately $5.6 million was outstanding with interest rates ranging from 5.25% to 6% per annum.

The first of these loans has a principal balance of approximately $2.3 million and bears interest at a variable rate established by the bank, currently 5.25% per annum. This loan requires quarterly interest payments, with principal payments at the discretion of the Company, is renewable annually and was last renewed in February 2011. This loan is secured by certain property of SmartOptics.

The second loan has a principal balance of approximately $3.3 million and and bears interest at a variable rate based on the 6-month NIBOR plus 2.75%, under which the applicable interest rate is currently 6% per annum. This loan requires semi-annual principal and interest payments and matures in October 2014. This loan is secured by certain property of SmartOptics and is subject to certain covenants. SmartOptics was in compliance with all covenants associated with this loan as of July 31, 2011. This loan was fully repaid subsequent to July 31, 2011.

Swedish Loan

As a result of the acquisition of Ignis, the Company's consolidated liabilities included a loan obligation of Syntune to a financing institution under which an aggregate principal balance of approximately $7.8 million was outstanding with an interest rate of 12% per annum. This loan was fully repaid as of July 31, 2011. As a result of the early repayment of this loan, the Company incurred a prepayment charge of $419,000 which the Company recognized as loss on debt extinguishment in its condensed consolidated statement of operations for the three months ended July 31, 2011.

The following table provides information regarding the current and long-term portion of the remaining principal outstanding under these loans (in thousands):

	July 31, 2011	April 30, 2011
Korean loans
Current portion of long-term debt	$4,281	—

Norwegian loans
Current portion of long-term debt	3,266	—
Long-term debt, net of current portion	2,329	—
Total	$9,876	$—

12. Short-term Debt

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of July 31, 2011, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of July 31, 2011 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of July 31, 2011.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Three Months Ended
July 31, 2011
Beginning balance at April 30, 2011	$4,469
Additions during the period based on product sold	832
Additions during the period due to acquisition of controlling interest in subsidiary	313
Settlements and expirations	(1,457)
Ending balance at July 31, 2011	$4,157

14. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of July 31, 2011 and April 30, 2011 were as follows (in thousands):

	July 31, 2011		April 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$238,052	$238,052	$314,765	$314,765
Equity method investment	—	—	31,142	38,671
Total	$238,052	$238,052	$345,907	$353,436

Financial liabilities:
Convertible notes	$40,015	$73,678	$40,015	$113,023
Current portion of long-term debt	7,547	7,547	—	—
Long-term debt, net of current portion	2,329	2,329	—	—
Total	$49,891	$83,554	$40,015	$113,023

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

Current portion of long-term debt and Long-term debt, net of current portion - The fair value of the current portion of long-term debt and long-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

Equity method investment - The fair value of the equity method investment is based on the quoted market price of the equity security listed on a foreign stock exchange.

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of July 31, 2011, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

15. Stockholders' Equity

Comprehensive Income

     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive income for the three months ended July 31, 2011 and August 1, 2010 were as follows (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010

Consolidated net income	$10,035	$19,126
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax of nil	438	(79)
Total other comprehensive income (loss), net of tax	438	(79)
Consolidated comprehensive income	10,473	19,047
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	107	—
Comprehensive income attributable to Finisar Corporation	$10,580	$19,047

     The accumulated other comprehensive income, net of taxes, as of July 31, 2011 and April 30, 2011, consists only of cumulative foreign currency translation adjustment.

Stock-based Compensation Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended July 31, 2011 and August 1, 2010 which was reflected in the Company's operating results (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Cost of revenues	$1,711	$746
Research and development	2,130	1,037
Sales and marketing	795	457
General and administrative	1,925	1,018
Total	$6,561	$3,258

The total stock-based compensation capitalized as part of inventory as of July 31, 2011 was $1.1 million.

     During the three months ended July 31, 2011, 191,794 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 75,129 shares of common stock were exercised. The number of restricted stock units issued during the three months ended July 31, 2011 was 458,962.

As of July 31, 2011, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $80.7 million, which is expected to be recognized in the Company's operating results over the succeeding 40 months.

16. Income Taxes

      The Company recorded a provision for income taxes of $548,000 and $2.1 million, respectively, for the three months ended July 31, 2011 and August 1, 2010. The income tax provisions for the three months ended July 31, 2011 and August 1, 2010 includes state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company's net deferred tax assets as of July 31, 2011 have been fully offset by a valuation allowance.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2011 and July 31, 2011 was $13.9 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $11.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

     Due to the Company's taxable loss position in previous years, all tax years since inception are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examinations in various foreign jurisdictions, none of which were individually material. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur through April 30, 2012.

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At July 31, 2011, there were no accrued interest or penalties related to uncertain tax positions.

17. Segment and Geographic Information

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

     The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended
	July 31, 2011	August 1, 2010
Revenues from sales to unaffiliated customers:
United States	$57,950	$63,003
Malaysia	53,182	32,855
China	45,003	39,222
Rest of the world	72,091	72,802
	$228,226	$207,882

Revenues generated in the United States are all from sales to customers located in the United States.

Two customers, Cisco Systems and Huawei, each represented more than 10% of total revenues in the first quarter of fiscal 2012. Three customers, Cisco Systems, Alcatel-Lucent and Huawei, each represented more than 10% of total revenues in the first quarter of fiscal 2011.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 31, 2011	April 30, 2011
Long-lived assets:
United States	$204,878	$103,468
Malaysia	39,007	41,125
China	30,779	24,872
Rest of the world	30,302	22,277
	$304,966	$191,742

The increase in long-lived assets was primarily due to the Company's acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA").

18. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first three months of fiscal 2012 (in thousands):

Balance as of April 30, 2011	$4,083
Adjustments	(322)
Cash payments, net of sublease income	(68)
Balance as of July 31, 2011	$3,693

Adjustments in the above table relate to a sublease agreement with a third party entered into during the first quarter of fiscal 2012 for a portion the above mentioned facility.

Of the $3.7 million remaining accrual, $256,000 is expected to be paid in the next twelve months and $3.4 million is expected to be paid out from fiscal 2013 through fiscal 2020.

19. Pending Litigation

Oplink/OCP Patent Litigation

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

On March 7, 2011, OCP filed a complaint against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain vertical cavity surface emitting lasers ("VCSELs") and active optical cables manufactured and sold by the Company infringe five OCP patents. The Company has answered the complaint denying that it has infringed any of these patents and asserting that the patents are invalid. In addition, the Company has counterclaimed in the case that certain optoelectronic transceivers from OCP and its parent Oplink infringe five Finisar patents.

The complaint and the counter complaints each ask the Court to enter judgment (a) holding the accused party(ies) liable for infringement of the asserted patents, (b) that the accused party(ies) account for damages resulting from its infringement of the patents, together with pre-judgment and post-judgment interest, (c) preliminarily and permanently enjoining the accused party(ies) from further infringement of the asserted patents, (d) holding the case to an exceptional case, and awarding to the complaining party its attorneys' fees and costs, and (e) granting such other relief as the Court deems just and equitable. The Company intends to prosecute its lawsuit against Oplink and defend OCP's lawsuit vigorously. However, there can be no assurance that it will be successful in its defense. The Company is not currently able to estimate a range of possible losses if it is not successful in defending the OCP lawsuit. However, if it is not successful, the Company's business could be materially harmed. Even if the Company is successful, it may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

On May 13, 2011, Oplink and OCP filed a complaint in the United States District Court for the Northern District of

California seeking a declaration that the products accused of infringement by the Company as counterclaims in the Texas lawsuit do not infringe the asserted patents. The Company is seeking dismissal of this action as the patents and the accused products are subject to the Texas proceeding.
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

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The Company and the individual defendants filed a motion seeking rehearing of the case en banc before the full Ninth Circuit, which was denied on July 8, 2011. A case management conference is scheduled in District Court for September 9, 2011.

Cheetah Omni Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena Communications, Inc., Fujitsu Network Communications, Inc., Tellabs, Inc., Tellabs Operations, Inc., Tellabs North America, Inc., Nokia Siemens Networks US LLC, Huawei Technologies USA, Inc. and Huawei Device USA, Inc. Finisar was not named as a defendant in the lawsuit. However, the named defendants or entities affiliated with them are Finisar customers. The complaint alleges that certain ROADM products of the named defendants infringe one or more of seven Cheetah Omni patents. With respect to two of the seven patents, the Company understands Cheetah Omni to be asserting infringement by the customer defendants' making, using, offering for sale, selling, and/or importing into the United States certain ROADM products that include a Finisar wavelength selective switch (WSS). Finisar has no specific information regarding whether the claims of infringement with respect to the remaining five asserted Cheetah Omni patents implicate any Finisar products.

To date, Finisar has received a request for indemnification from two customers with respect to the two patents mentioned above and may receive additional requests in the future. The Company is currently evaluating the request for indemnification. The Company also expects that the defendant customers will defend the lawsuit vigorously at least with respect to the claims that implicate any Finisar products. However, there can be no assurance that they will be successful in their defense and, if they are not successful with respect to the two patents mentioned above, Finisar may be liable to indemnify the accused customers for significant damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending and/or aiding in the defense of the lawsuit with respect to the two patents mentioned above. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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

     This case is one of 54 lawsuits containing similar allegations relating to initial public offerings of technology company issuers, which were coordinated (but not consolidated) by the District Court. On July 25, 2008, the real defendants in all 54 cases filed a consolidated motion to dismiss, and a majority of the nominal defendants (including the Company) filed a consolidated motion to dismiss, the amended complaints. On March 19, 2009, the District Court dismissed the amended complaints naming the nominal defendants that had moved to dismiss, without prejudice, because the plaintiff had not properly demanded action by their respective boards of directors before filing suit; and dismissed the amended complaints naming nominal defendants that had not moved to dismiss, with prejudice, finding the claims time-barred by the applicable statute of limitation. Also on March 19, 2009, the District Court entered judgment against the plaintiff in all 54 cases. The plaintiff appealed the order and judgments. The real defendants cross-appealed the dismissal of certain amended complaints without prejudice, contending that dismissal should have been with prejudice because the amended complaints are barred by the applicable statute of limitation. On December 2, 2010, the United States Court of Appeals for the Ninth Circuit affirmed the District Court's dismissal and further ruled that the dismissal is with prejudice. The plaintiff filed a writ of certiorari seeking review by the United States Supreme Court, which was denied on June 27, 2011.

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

     The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 31, 2011. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

21. Related Party Transaction

During the three months ended July 31, 2011, the Company paid $83,200 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to the Company. During the three months ended August 1, 2010, the Company paid Mr. Gertel's company $43,000 in cash compensation. The amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

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

Certain factors that could cause actual results to differ from those projected are discussed in “Part II. Other Information, Item 1A. Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

     Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products including lasers, photo-detectors and integrated circuits, or ICs, designed by our own internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

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

Recent Developments

Acquisition of Ignis ASA

In several transactions during fiscal 2011, we acquired an aggregate of 25.7 million shares of Ignis ASA (“Ignis”), a Norwegian company whose securities were traded on the Oslo Stock Exchange, representing approximately 32% of the outstanding Ignis shares.
On March 22, 2011, we entered into a transaction agreement with Ignis under which, on April 7, 2011, we made a recommended voluntary public cash tender offer to acquire all of the outstanding Ignis shares not then owned by us for NOK 8 per share. On May 18, 2011, we completed this tender offer and purchased an additional 38.1 million Ignis shares for an aggregate purchase price of $54.7 million, increasing our ownership to approximately 81.0% of all outstanding Ignis shares.
Under the Norwegian Securities Trading Act, our ownership of more than one-third of the voting shares of Ignis triggered the requirement for us to make a mandatory unconditional offer for all remaining outstanding Ignis shares. On May 24, 2011, we launched the mandatory offer at a cash offer price of NOK 8 per share. During the offer period, which ended on June 22, 2011, approximately 12.3 million additional Ignis shares were tendered, further increasing our ownership position to approximately 96.6% of all outstanding Ignis shares. As the owner of more than 90% of all outstanding Ignis shares, we then exercised our right to effect a compulsory acquisition of the balance of all outstanding Ignis shares for a cash price of NOK 8 per share and, as of June 29, 2011, we owned 100% of the outstanding Ignis shares, and the shares were de-listed from the Oslo Stock Exchange.
Ignis is an innovative provider of optical components and network solutions for fiber optic communications. It operates globally through four subsidiaries. Ignis's product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks. Our management and board of directors believe that this acquisition will:

•	provide us a secure supply of Ignis' tunable laser products which we believe have the highest performance of any such devices currently available in the market;

•	further our vertical integration strategy by providing an internal source of these devices, which we currently purchase on the merchant market;

•	enable us to offer our customers a number of new 40 and 100 Gbps products based on the advanced optical device integration technologies of Ignis' various business units; and

•	allow us to expand our product portfolio to include a number of other products incorporating innovative technologies and focus on attractive growth markets.

The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date we obtained control of Ignis. Prior to May 18, 2011, we accounted for our 32% interest in Ignis as an equity-method investment. The acquisition-date fair value of this equity interest was $36.6 million (based on the trading price of the Ignis shares as quoted on the Oslo Stock Exchange), and is included in the measurement of the consideration transferred. We recognized a gain of $5.4 million as a result of remeasuring the equity interest in Ignis that we held before the acquisition date. This gain is included in other income (expense), net in the condensed consolidated statement of operations.
The provisional fair value of the consideration transferred in exchange for the Ignis shares is as follows (in thousands):

Cash	$98,900
Contingent consideration	13,598
Total	$112,498
The contingent consideration arrangement requires us to pay up to approximately $14.3 million of additional consideration to the former shareholders of one of Ignis' subsidiaries if, during calendar years 2011 and 2012, the subsidiary achieves specified levels of revenues, revenue growth, EBITDA and cash flow, and successfully launches a new product. The fair value of the contingent consideration arrangement at the acquisition date was $13.6 million. For additional information regarding the estimation of the contingent consideration and the allocation of the provisional fair value of the consideration, see "Part I, Item 1, Financial Statments - Note 3. Acquisition of Ignis ASA.”

We recognized $1.1 million of acquisition related costs that were expensed in the fiscal quarter ended July 31, 2011. These costs are included in general and administrative expenses in the condensed consolidated statement of operations.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended April 30, 2011.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 31, 2011	August 1, 2010
Revenues	100.0%	100.0%
Cost of revenues	70.2	65.5
Amortization of acquired developed technology	0.7	0.6
Gross profit	29.1	34.0
Operating expenses:
Research and development	15.5	12.8
Sales and marketing	4.2	4.4
General and administrative	6.1	5.3
Restructuring charges (recoveries)	(0.1)	—
Amortization of purchased intangibles	0.3	0.2
Total operating expenses	26.0	22.7
Income from operations	3.1	11.3
Interest income	0.1	—
Interest expense	(0.4)	(1.0)
Loss on debt extinguishment	(0.2)	—
Other income (expense), net	2.0	(0.1)
Income before income taxes and non-controlling interest	4.6	10.2
Provision for income taxes	0.2	1.0
Consolidated net income	4.4	9.2
Adjust for net loss attributable to non-controlling interest	—	—
Net income attributable to Finisar Corporation	4.4%	9.2%

     Revenues. Revenues increased $20.3 million, or 9.8%, to $228.2 million in the quarter ended July 31, 2011 compared to $207.9 million in the quarter ended August 1, 2010. This increase reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunications companies as they respond to the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. These factors resulted in increased revenues across our transceiver, transponder and components product lines, that were partially offset by lower demand for our ROADM products. The increase also reflects the inclusion of approximately $7.0 million in Ignis revenues.

The following table sets forth the changes in revenues by product category (in thousands):

	Three months ended
	July 31, 2011	August 1, 2010	Change	% Change
Transceivers, transponders and components
Greater than 10 Gbps:
LAN/SAN	$37,165	$29,845	$7,320	24.5%
Metro/Telecom	73,650	64,230	9,420	14.7
Subtotal	110,815	94,075	16,740	17.8
Less than 10 Gbps:
LAN/SAN	57,217	48,983	8,234	16.8
Metro/Telecom	38,398	30,051	8,347	27.8
Subtotal	95,615	79,034	16,581	21.0
Total transceivers, transponders and components	206,430	173,109	33,321	19.2
ROADM linecards and WSS modules	18,009	30,477	(12,468)	(40.9)
CATV	3,787	4,296	(509)	(11.8)
Total revenues	$228,226	$207,882	$20,344	9.8%

     Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $330,000, or 27.7%, to $1.5 million in the quarter ended July 31, 2011 compared to $1.2 million in the quarter ended August 1, 2010. This increase was due to the amortization of the acquired developed technology related to the Ignis acquisition.

     Gross Profit. Gross profit decreased $4.1 million, or 5.9%, to $66.5 million in the quarter ended July 31, 2011 compared to $70.6 million in the quarter ended August 1, 2010. Gross profit as a percentage of revenues decreased by 4.8%, from 34.0% in the quarter ended August 1, 2010 to 29.1% in the quarter ended July 31, 2011. We recorded charges of $5.7 million for obsolete and excess inventory in the quarter ended July 31, 2011 compared to $3.8 million in the quarter ended August 1, 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $4.0 million in the quarter ended July 31, 2011 and $3.6 million in the quarter ended August 1, 2010. As a result, we recognized a net charge of $1.7 million in the quarter ended July 31, 2011 compared to a net charge of $200,000 in the quarter ended August 1, 2010. Manufacturing overhead included stock-based compensation charges of $1.7 million in the quarter ended July 31, 2011 and $746,000 in the quarter ended August 1, 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $71.4 million, or 31.3% of revenues, in the quarter ended July 31, 2011 compared to $72.8 million, or 35.0% of revenues, in the quarter ended August 1, 2010. The decrease in gross margin primarily reflects the higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory, the unfavorable impact of lower pricing on some products, and lower utilization of manufacturing facilities dedicated to ROADM products partially offset by the benefits of increased sales of higher margin high speed components. Although revenues increased by 10% during the quarter ended July 31, 2011 compared to the fiscal 2011 period, manufacturing overhead costs increased by 23% in the same period, primarily due to lower utilization of fixed manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased $8.8 million, or 33.0%, to $35.4 million in the quarter ended July 31, 2011 compared to $26.6 million in the quarter ended August 1, 2010. The increase was due primarily to increases in employee related expenses, costs of materials associated with new product development, and the inclusion of $1.5 million of Ignis research and development expenses since the date of acquisition. Included in research and development expenses were stock-based compensation charges of $2.1 million in the quarter ended July 31, 2011 and $1.0 million in the quarter ended August 1, 2010. Research and development expenses as a percent of revenues increased to 15.5% in the quarter ended July 31, 2011 compared to 12.8% in the quarter ended August 1, 2010.

     Sales and Marketing Expenses. Sales and marketing expenses increased $511,000, or 5.6%, to $9.6 million in the quarter ended July 31, 2011 compared to $9.1 million in the quarter ended August 1, 2010. The increase was primarily due to increases in employee related expenses and the inclusion of $189,000 of sales and marketing expenses of Ignis since the date of acquisition. Included in sales and marketing expenses were stock-based compensation charges of $795,000 in the quarter ended July 31, 2011 and $457,000 in the quarter ended August 1, 2010. Sales and marketing expenses as a percent of revenues decreased to 4.2% in the quarter ended July 31, 2011 compared to 4.4% in the quarter ended August 1, 2010.

     General and Administrative Expenses. General and administrative expenses increased $2.9 million, or 26.0%, to $14.0 million in the quarter ended July 31, 2011 compared to $11.1 million in the quarter ended August 1, 2010. The increase was primarily due to $1.1 million of transaction costs incurred in connection with our acquisition of Ignis, an increase to our allowance for bad debt, and the inclusion of $829,000 of general and administrative expenses of Ignis since the date of acquisition. Included in general and administrative expenses were stock-based compensation charges of $1.9 million in the quarter ended July 31, 2011 and $1.0 million in the quarter ended August 1, 2010. General and administrative expenses as a percent of revenues increased to 6.1% in the quarter ended July 31, 2011 compared to 5.3% in the quarter ended August 1, 2010.

Restructuring Costs (Recoveries). During the first fiscal quarter of 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect the adjustment to our future net liability related to the abandoned and subleased portion of this facility.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $396,000, or 103.4%, to $779,000 in the quarter ended July 31, 2011 compared to $383,000 in the quarter ended August 1, 2010. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

     Interest Income. Interest income increased $68,000 to $160,000 in the quarter ended July 31, 2011 compared to $92,000 in the quarter ended August 1, 2010. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010.

     Interest Expense. Interest expense decreased $1.2 million, or 57.7%, to $911,000 in the quarter ended July 31, 2011 compared to $2.2 million in the quarter ended August 1, 2010. The decrease was primarily related to lower outstanding convertible and long-term debt balances due to their repayment in fiscal 2011. Interest expense for the quarter ended July 31, 2011 included $841,000 related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments acquired with the acquisition of Ignis. Interest expense for the quarter ended August 1, 2010 included $1.3 million related to our 5% Convertible Subordinated Notes due October 2029, $500,000 related to various other debt instruments, and a non-cash charge of $375,000 due to the adoption of authoritative accounting guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations.

     Other Income (Expense), Net. Other income, net was $4.7 million in the quarter ended July 31, 2011 compared to other expense, net of $192,000 in the quarter ended August 1, 2010. Other income, net in the quarter ended July 31, 2011 primarily consisted of a gain of $5.4 million related to remeasurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, offset by $619,000 of our portion of the net losses of Ignis during the period prior to our acquisition of a controlling interest at up to which time we accounted for our investment using the equity method of accounting. Other expense, net in the quarter ended August 1, 2010 primarily consisted of $248,000 of amortization of issuance costs for our 5% Convertible Subordinated Notes and unrealized non-cash foreign exchange losses of $390,000 related to the re-measurement of a $12.8 million note re-payable in U.S. dollars which was recorded on the books of our subsidiary in Malaysia whose functional currency is the Malaysian ringgit. These expenses were partially offset by realized foreign exchange gains of $457,000.

Non-controlling interest. Non-controlling interest represents $187,000 of the minority shareholders' proportionate share of the net loss of Ignis offset by $80,000 of the minority shareholders' proportionate share of the net income of Fi-ra.

     Provision for Income Taxes. We recorded income tax provisions of $548,000 and $2.1 million, respectively, for the quarters ended July 31, 2011 and August 1, 2010. The income tax provisions for three months ended July 31, 2011 and August 1, 2010 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Considering the acquisition of Ignis during the first quarter of fiscal 2012, net cash provided by operating activities was $14.5 million in the three months ended July 31, 2011, compared to net cash used in operating activities of $6.5 million in the three months ended August 1, 2010. Cash provided by operating activities in the three months ended July 31, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $15.4 million, less cash used for working capital requirements primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $13.1 million primarily due to strong collections near the end of the quarter, offset by an increase in the allowance for doubtful accounts. Inventory increased by $7.1 million and accounts payable increased by $3.7 million due to increased purchases to support projected increased levels of sales. Cash used in operating activities in the three months ended August 1, 2010 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $13.7 million and cash used for working capital, primarily related to increases in accounts receivable and inventories, offset by an increase in accounts payable. Accounts receivable increased by $24.9 million primarily due to the increase in revenues. Inventory and accounts payable increased by $15.3 million and $2.3 million, respectively, primarily due to increase in purchases to support higher levels of sales.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $87.4 million in the three months ended July 31, 2011 compared to $12.1 million in the three months ended August 1, 2010. Net cash used in investing activities in the three months ended July 31, 2011 consisted of $16.3 million of expenditures for capital equipment and $71.1 million related to the acquisition of Ignis. Net cash used in investing activities in the three months ended August 1, 2010 consisted of $12.1 million of expenditures for capital equipment.

Cash Flows from Financing Activities

     Net cash used in financing activities totaled $3.8 million in the three months ended July 31, 2011 compared to net cash provided by financing activities of $3.8 million in the three months ended August 1, 2010. Cash used in financing activities for the three months ended July 31, 2011 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $2.6 million and repayments of borrowings related to the Ignis acquisition totaling $8.2 million, partially offset by additional borrowings of $1.8 million by Fi-ra (Ignis' Korean subsidiary). Cash provided by financing activities for the three months ended August 1, 2010 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $4.8 million, partially offset by repayments of borrowings totaling $1.0 million.

Contractual Obligations and Commercial Commitments

     At July 31, 2011, we had contractual obligations of $202.3 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$9,876	$7,547	$1,863	$466	$—
Convertible debt	40,015	—	—	—	40,015
Interest on debt (a)	7,648	2,436	4,197	1,015	—
Operating leases (b)	44,935	8,497	12,858	9,269	14,311
Purchase obligations (c)	99,867	99,867	—	—	—
Total contractual obligations	$202,341	$118,347	$18,918	$10,750	$54,326
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

 Long-term debt consists of bank loans assumed as part of our acquisition of Ignis. These loans mature at various dates beginning in March 2012 through October 2014.

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

Purchase obligations represent all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. Although open purchase orders are considered enforceable and legally binding, their terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our policy with respect to all non-cancelable purchase obligations is to record losses, if any, when they are probable and reasonably estimable.
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of July 31, 2011, the liability for these purchase commitments of $2.5 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

     At July 31, 2011, our principal sources of liquidity consisted of $238.1 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Cash and cash equivalents totaling $33.4 million was held by our foreign subsidiaries as of July 31, 2011.

       We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 5% Convertible Senior Notes due 2029, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders at their option in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

     At July 31, 2011 and April 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011. Our exposure related to market risk has not changed materially since April 30, 2011.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our Chairman of the Board, our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chairman of the Board, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 19. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 31, 2011.

Item 1A. Risk Factors

          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2011.

Our quarterly revenues and operating results fluctuate due to a variety of factors, which may result in volatility or a decline in the price of our stock.

     Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

  Our operating results could also be harmed by:

•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunications components markets.

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

We have previously been the subject of inquiries from the Department of State and the Department of Justice regarding compliance with ITAR. Although these inquiries were closed with no action being taken, we expended significant time and resources to resolve them, and future inquiries of this type could occur and could also be costly to resolve.

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

In addition to our combination with Optium in August 2008 and our acquisition of Ignis in May 2011, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2011, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisition of Ignis. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $26.8 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of July 31, 2011 in future periods.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our CATV products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink Communications, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. In connection with our settlement with Source Photonics, we received a royalty free license to the Source Photonics patents through December 31, 2015. While, as a result of various procedural events in that lawsuit and a tolling agreement between the parties, the NeoPhotonics patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. Further, on March 7, 2011, Optical Communication Products, Inc. ("OCP"), a wholly owned subsidiary of Oplink Communications, filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas. The complaint alleges that certain VCSEL lasers and active optical cables manufactured and sold by us infringe five OCP patents. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringes proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a user of our products that such use, alone or in combination with other products, infringes proprietary rights of third parties could result in indemnification obligations to our customers and/or cause users to choose to not or be required to not utilize our products in such combination, which could harm our sales of such products. Any claims, against us or any use of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

Stock Option Cases

The stock option derivative cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The state court action has been stayed pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. On September 22, 2009, the District Court granted the motions to dismiss. The plaintiffs appealed this order and on April 26, 2011, a panel of the United States Court of Appeals for the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings.
We will continue to incur legal fees in all of the above class action and shareholder derivative cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously; however there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our earnings announcement are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.
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

     As of July 31, 2011, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 9, 2011

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase