Form 10-Q
period 2011-10-30
FINISAR CORP
filed 2011-12-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2011
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

     At November 30, 2011, there were 90,829,334 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 30, 2011

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 30, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$228,040	$314,765
Accounts receivable, net of allowance for doubtful accounts of $1,561 at October 30, 2011 and $1,324 at April 30, 2011	176,494	168,386
Accounts receivable, other	11,558	12,733
Inventories	214,940	187,617
Prepaid expenses and other	19,120	9,906
Total current assets	650,152	693,407
Property, equipment and improvements, net	143,139	125,693
Purchased intangible assets, net	47,306	17,439
Goodwill	82,936	—
Minority investments	12,289	12,289
Equity method investment	—	31,142
Other assets	21,773	5,179
Total assets	$957,595	$885,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,034	$76,288
Accrued compensation	24,410	24,525
Other accrued liabilities	32,118	25,112
Deferred revenue	7,909	8,064
Short-term debt	4,281	—
Total current liabilities	159,752	133,989
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	15,771	11,988
Deferred tax liabilities	4,052	—
Total liabilities	219,590	185,992
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 30, 2011 and April 30, 2011	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 90,821,597 shares issued and outstanding at October 30, 2011 and 89,903,095 shares issued and outstanding at April 30, 2011	91	90
Additional paid-in capital	2,293,485	2,275,600
Accumulated other comprehensive income	29,323	32,966
Accumulated deficit	(1,593,430)	(1,609,499)
Finisar Corporation stockholders' equity	729,469	699,157
Non-controlling interest	8,536	—
Total stockholders' equity	738,005	699,157
Total liabilities and stockholders' equity	$957,595	$885,149

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010

Revenues	$241,489	$240,943	$469,715	$448,825
Cost of revenues	169,571	157,343	329,794	293,419
Amortization of acquired developed technology	1,637	1,200	3,159	2,392
Gross profit	70,281	82,400	136,762	153,014
Operating expenses:
Research and development	36,707	28,148	72,103	54,765
Sales and marketing	10,125	9,247	19,711	18,322
General and administrative	13,773	8,517	27,725	19,593
Restructuring charges (recoveries)	—	—	(322)	—
Amortization of purchased intangibles	859	383	1,638	766
Total operating expenses	61,464	46,295	120,855	93,446
Income from operations	8,817	36,105	15,907	59,568
Interest income	100	143	260	235
Interest expense	(1,138)	(2,077)	(2,049)	(4,232)
Loss on debt extinguishment	—	—	(419)	—
Other income (expense), net	(140)	192	4,523	—
Income before income taxes and non-controlling interest	7,639	34,363	18,222	55,571
Provision for income taxes	1,369	567	1,917	2,649
Consolidated net income	6,270	33,796	16,305	52,922
Adjust for net income attributable to non-controlling interest	(343)	—	(236)	—
Net income attributable to Finisar Corporation	$5,927	$33,796	$16,069	$52,922
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.07	$0.44	$0.18	$0.69
Diluted	$0.06	$0.39	$0.17	$0.63

Shares used in computing net income per share:
Basic	90,715	76,766	90,470	76,433
Diluted	93,599	89,521	93,712	89,013

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 30, 2011	October 31, 2010
Operating activities
Consolidated net income	$16,305	$52,922
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	21,590	16,850
Amortization	5,211	3,457
Stock-based compensation expense	13,764	8,219
Non-cash interest cost on 2.5% convertible senior subordinated notes	—	742
Loss on sale or retirement of assets	220	—
Equity in losses of equity method investment	619	—
Gain on fair value remeasurement of equity investment	(5,429)	—
Changes in operating assets and liabilities:
Accounts receivable	3,159	(45,626)
Inventories	(16,617)	(24,692)
Other assets	(21,840)	(1,465)
Deferred income taxes	542	769
Accounts payable	6,705	9,760
Accrued compensation	458	3,556
Other accrued liabilities	2,665	(1,903)
Deferred revenue	(1,001)	8,659
Net cash provided by operating activities	$26,351	$31,248
Investing activities
Purchases of property, equipment and improvements	(33,464)	(25,700)
Proceeds from sale of property and equipment	32	—
Acquisition of controlling interest in subsidiary, net of cash acquired	(71,125)	—
Purchase of available for sale minority investment	—	(5,880)
Net cash used in investing activities	$(104,557)	$(31,580)
Financing activities
Proceeds from term loan	1,800	—
Repayments of long-term debt	(14,026)	(2,000)
Repayment of convertible notes	—	(29,581)
Proceeds from the issuance of shares under employee stock option and stock purchase plans, net of repurchase of unvested shares	3,707	9,817
Net cash used in financing activities	$(8,519)	$(21,764)
Net decrease in cash and cash equivalents	(86,725)	(22,096)
Cash and cash equivalents at beginning of period	314,765	207,024
Cash and cash equivalents at end of period	$228,040	$184,928
Supplemental disclosure of cash flow information
Cash paid for interest	$1,408	$3,177
Cash paid for taxes	5,015	697

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of October 30, 2011 and for the three and six month periods ended October 30, 2011 and October 31, 2010 have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at October 30, 2011, its operating results for the three and six month periods ended October 30, 2011 and October 31, 2010, and cash flows for the six month periods ended October 30, 2011 and October 31, 2010. Operating results for the three and six month periods ended October 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The condensed consolidated balance sheet at April 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Fiscal Periods

     The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods).

Reclassifications

     Certain reclassifications have been made to the prior period's statement of cash flows and footnotes to conform to the current year presentation. These changes had no impact on the Company's previously reported financial position, results of operations and cash flows.

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

Ignis and its subsidiaries maintain their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which will change to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on Sunday closest to the end of the three-month period, when financial records of Ignis and its subsidiaries are integrated with the Company's consolidated financial reporting system. The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis, through September 30, 2011. There were no intervening events in the operating results of Ignis for the month ended October 30, 2011 that materially affected the Company's consolidated financial position or results of operations.

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

As noted above, one of Ignis' subsidiaries (Fi-ra) is 71.8% owned by Ignis. The acquisition-date fair value of the 28.2% non-controlling interest in Fi-ra is estimated to be $8.3 million, based on the estimated fair value of Fi-ra's equity.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ignis. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of accounts receivable acquired is $11.3 million, with the gross contractual amount being $11.6 million. The Company expects $300,000 to be uncollectible.

The Company recognized $1.1 million of acquisition related costs that were expensed in the six months ended October 30, 2011. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Numerator:
Net income attributable to Finisar Corporation	$5,927	$33,796	$16,069	$52,922
Numerator for basic net income per share	$5,927	$33,796	$16,069	$52,922
Effect of dilutive securities:
Convertible debt interest expense	—	1,373	—	2,743
Numerator for diluted net income per share	$5,927	$35,169	$16,069	$55,665
Denominator:
Denominator for basic net income per share - weighted average shares	90,715	76,766	90,470	76,433
Effect of dilutive securities:
Employee stock options and restricted stock units	2,848	3,248	3,206	3,061
Warrants	36	36	36	36
Convertible debt	—	9,471	—	9,483
Dilutive potential common shares	2,884	12,755	3,242	12,580
Denominator for diluted net income per share	93,599	89,521	93,712	89,013
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.07	$0.44	$0.18	$0.69
Diluted	$0.06	$0.39	$0.17	$0.63

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Common shares issuable upon:
Exercise of employee stock options	1,263	2,181	1,273	2,232
Conversion of convertible subordinated notes	3,748	—	3,748	—
	5,011	2,181	5,021	2,232

5. Inventories

     Inventories consist of the following (in thousands):

	October 30, 2011	April 30, 2011

Raw materials	$47,993	$64,997
Work-in-process	97,020	66,073
Finished goods	69,927	56,547
Total inventories	$214,940	$187,617

During the three and six months ended October 30, 2011, the Company recorded charges of $5.7 million and $11.4 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.0 million and $7.0 million, respectively. This resulted in a net charge for excess and obsolete inventory of $2.7 million and $4.4 million, respectively, during the three and six months ended October 30, 2011.

During the three and six months ended October 31, 2010, the Company recorded charges of $2.8 million and $6.6 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $2.8 million and $6.4 million, respectively. This resulted in a net charge for excess and obsolete inventory of $200,000 during the six months ended October 31, 2010.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of October 30, 2011 and April 30, 2011, the liability for these purchase commitments was $2.1 million and $3.2 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	October 30, 2011	April 30, 2011
Land	$273	$—
Buildings	9,104	9,733
Computer equipment	45,250	42,888
Office equipment, furniture and fixtures	4,315	4,163
Machinery and equipment	279,321	248,641
Leasehold improvements	22,794	21,626
Total	361,057	327,051
Accumulated depreciation and amortization	(217,918)	(201,358)
Property, equipment and improvements (net)	$143,139	$125,693

7. Intangible Assets Including Goodwill

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance at April 30, 2011	$—
Addition related to acquisition of subsidiary (Note 3)	83,107
Balance at July 31, 2011	$83,107
Purchase price allocation adjustment	(171)
Balance at October 30, 2011	$82,936

The following table reflects intangible assets subject to amortization as of October 30, 2011 and April 30, 2011 (in thousands):

	October 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$92,564	$(72,090)	$20,474
Purchased trade name	1,972	(1,196)	776
Purchased customer relationships	32,090	(7,498)	24,592
Purchased internal use software, backlog and in-process research and development	1,480	(216)	1,264
Purchased patents	375	(175)	200
Total	$128,481	$(81,175)	$47,306

	April 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$76,264	$(68,932)	$7,332
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(6,100)	9,870
Purchased patents	375	(138)	237
Total	$93,781	$(76,342)	$17,439

     During the first quarter of fiscal 2012, the Company recorded approximately $34.9 million of purchased intangible assets related to its acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA"). During the three months ended October 30, 2011, a purchase price allocation adjustment of $0.2 million was recorded.

The amortization expense on intangible assets for the three and six months ended October 30, 2011 was $2.5 million and $4.8 million, respectively. The amortization expense on intangible assets for the three and six months ended October 31, 2010 was $1.6 million and $3.2 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2012 (remainder of year)	$4,915
2013	8,205
2014	6,474
2015	5,537
2016 and beyond	22,175
Total	$47,306

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of October 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,346	$—	$—	$115,346
Cash	—	—	—	112,694
Total cash and cash equivalents				$228,040

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,294	$—	$—	$115,294
Cash				199,471
Total cash and cash equivalents				$314,765

The gross realized gains and losses for the three and six months ended October 30, 2011 and October 31, 2010 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

Cost Method Investments

     The carrying value of minority investments at both October 30, 2011 and April 30, 2011 was $12.3 million and was comprised of the Company's minority investment in three privately held companies accounted for under the cost method. The Company's investments in these companies were primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

Equity Method Investments

As of April 30, 2011, the Company's investment in Ignis was carried at approximately $31.1 million and was accounted for under the equity method. During the six month period ended October 30, 2011, the Company completed the acquisition of 100% of all outstanding Ignis shares and as a result no longer accounted for this investment under the equity method (see "Note 3. Acquisition of Ignis ASA").

10. Convertible Debt

     The Company's convertible debt balances as of October 30, 2011 and April 30, 2011 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of October 30, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015
As of April 30, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015

11. Debt

Korean Bank Loans

As a result of the acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA"), the Company's consolidated liabilities include certain loan obligations of Fi-ra to three Korean banks under which an acquisition-date aggregate principal balance of approximately $2.5 million was outstanding, with interest rates ranging from 4.5% to 6.7% per annum. These loans require monthly interest payments with all principal payable at maturity. These loans mature at various dates beginning in February 2012 through June 2012 and are secured by certain property of Fi-ra.

During the first quarter of fiscal 2012, Fi-ra entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bear interest at variable rates based on the 4-month KORIBOR plus 0.33%, under which the applicable interest rate is currently 4% per annum. This loan requires monthly interest payments with all principal payable at maturity. This loan matures in May 2012 and is secured by certain property of Fi-ra.

The remaining principal outstanding under these loans as of October 30, 2011 was $4.3 million .

Norwegian Bank Loans

As a result of the acquisition of Ignis, the Company's consolidated liabilities included two loan obligations of SmartOptics to a Norwegian bank under which an acquisition-date aggregate principal balance of approximately $5.6 million was outstanding with interest rates ranging from 5.25% to 6% per annum. These loans were fully repaid in October 2011.

Swedish Loan

As a result of the acquisition of Ignis, the Company's consolidated liabilities included a loan obligation of Syntune to a financing institution under which an acquisition-date aggregate principal balance of approximately $7.8 million was outstanding, with an interest rate of 12% per annum. This loan was fully repaid in July 2011. As a result of the early repayment of this loan, the Company incurred a prepayment charge of $419,000 which the Company recognized as loss on debt extinguishment in its condensed consolidated statement of operations for the six months ended October 30, 2011.

12. Revolving Credit Facility

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of October 30, 2011, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of October 30, 2011 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of October 30, 2011.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Six Months Ended
October 30, 2011
Beginning balance at April 30, 2011	$4,469
Additions during the period based on product sold	1,452
Additions during the period due to acquisition of controlling interest in subsidiary	313
Change in estimates	(557)
Settlements and expirations	(2,238)
Ending balance at October 30, 2011	$3,439

14. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of October 30, 2011 and April 30, 2011 were as follows (in thousands):

	October 30, 2011		April 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$228,040	$228,040	$314,765	$314,765
Equity method investment	—	—	31,142	38,671
Total	$228,040	$228,040	$345,907	$353,436

Financial liabilities:
Convertible debt	$40,015	$87,105	$40,015	$113,023
Short-term debt	4,281	4,281	—	—
Contingent consideration	14,340	14,340	—	—
Total	$58,636	$105,726	$40,015	$113,023

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Convertible debt -The fair value of the 5% Convertible Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

Short-term debt - The fair value of the short-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

Equity method investment - The fair value of the equity method investment is based on the quoted market price of the equity security listed on a foreign stock exchange.

Contingent consideration - The fair value of the contingent consideration is estimated using a probability-weighted discounted cash flow model. (See "Note 3. Acquisition of Ignis ASA").

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of October 30, 2011, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended October 31, 2011 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Ignis:

Three Months Ended
October 30, 2011
Balance at July 31, 2011	$13,598
Accretion	742
Balance at October 30, 2011	$14,340

15. Stockholders' Equity

Comprehensive Income

     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive income for the three and six months ended October 30, 2011 and October 31, 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010

Consolidated net income	$6,270	$33,796	$16,305	$52,922
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax	(4,081)	4,920	(3,643)	4,841
Total other comprehensive income (loss), net of tax	(4,081)	4,920	(3,643)	4,841
Consolidated comprehensive income	2,189	38,716	12,662	57,763
Adjust for comprehensive income attributable to non-controlling interest, net of tax	(343)	—	(236)	—
Comprehensive income attributable to Finisar Corporation	$1,846	$38,716	$12,426	$57,763

     Accumulated other comprehensive income, net of taxes, as of October 30, 2011 and April 30, 2011, consists only of cumulative foreign currency translation adjustment.

Share-based Compensation Expense Information

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended October 30, 2011 and October 31, 2010 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Cost of revenues	$1,569	$1,310	$3,280	$2,055
Research and development	2,109	1,702	4,238	2,739
Sales and marketing	729	528	1,524	978
General and administrative	1,897	1,422	3,826	2,447
Total	$6,304	$4,962	$12,868	$8,219

The total share-based compensation capitalized as part of inventory as of October 30, 2011 was $1.1 million.

     During the three months ended October 30, 2011, no stock was issued under the Company's Employee Stock Purchase Plan and options to purchase 145,182 shares of common stock were exercised. During the six months ended October 30, 2011, 191,794 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 220,311 shares of common stock were exercised. The number of restricted stock units issued during the three and six months ended October 30, 2011 was 93,067 and 552,029, respectively.

As of October 30, 2011, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $112.6 million, which is expected to be recognized in the Company's operating results over the succeeding 37 months.

16. Income Taxes

      The Company recorded a provision for income taxes of $1.4 million and $567,000, respectively, for the three months ended October 30, 2011 and October 31, 2010 and $1.9 million and $2.6 million, respectively, for the six months ended October 30, 2011 and October 31, 2010. The income tax provisions for the three and six months ended October 30, 2011 and October 31, 2010 includes state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company's net deferred tax assets as of October 30, 2011 have been fully offset by a valuation allowance.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2011 and October 30, 2011 was $13.9 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $11.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

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

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At October 30, 2011, there were no accrued interest or penalties related to uncertain tax positions.

17. Segment and Geographic Information

     The Company has one reportable segment consisting of optical subsystems and components.

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Revenues from sales to unaffiliated customers:
United States	$56,830	$72,979	$114,780	$135,982
Malaysia	45,217	38,616	98,399	69,164
China	48,656	56,846	93,659	97,278
Rest of the world	90,786	72,502	162,877	146,401
	$241,489	$240,943	$469,715	$448,825

Revenues generated in the United States are all from sales to customers located in the United States.

Two customers each represented more than 10% of total revenues in the three months ended October 30, 2011 and October 31, 2010. Three customers each represented more than 10% of total revenues in the six months ended October 30, 2011 and October 31, 2010.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 30, 2011	April 30, 2011
Long-lived assets:
United States	$118,615	$103,468
Malaysia	37,443	41,125
China	37,329	24,872
Rest of the world	31,120	22,277
	$224,507	$191,742

The increase in long-lived assets was primarily due to the Company's acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA") as well as additions of machinery and equipment in the United States and China.

18. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million for the non-cancelable facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first six months of fiscal 2012 (in thousands):

Balance as of April 30, 2011	$4,083
Adjustments	(322)
Cash payments, net of sublease income	(129)
Balance as of October 30, 2011	$3,632

Adjustments in the above table relate to a sublease agreement with a third party entered into during the first quarter of fiscal 2012 for a portion of the above mentioned facility.

Of the $3.6 million remaining accrual, $264,000 is expected to be paid in the next twelve months and $3.4 million is expected to be paid out from fiscal 2013 through fiscal 2020.

19. Pending Litigation

The Company is a party to several pending legal proceedings described below.  In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action.  As of the date of this report, the Company does not believe it is reasonably likely that losses related to any of these cases have occurred beyond the amounts, if any, that have been accrued.  However, the litigation process is inherently uncertain, and, accordingly, the Company cannot predict the outcome of any of these matters with certainty.  Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

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
Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have consolidated and lead plaintiffs have been appointed to file a consolidated complaint.
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

Other

During the second quarter of fiscal 2012, the Company received a favorable arbitrator's decision in an intellectual property legal dispute unrelated to current or future quarters awarding the Company $7.4 million.  As litigation related to the decision is ongoing, no amounts were recognized in the Company's consolidated financial statements as of, and for the three- and six-month periods ending, October 30, 2011.

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

     Historically, the Company has not made any significant indemnification payments under such arrangements. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of October 30, 2011.

21. Related Party Transaction

During the three and six months ended October 30, 2011, the Company paid $47,102 and $130,302, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to the Company. During the three and six months ended October 31, 2010, the Company paid Mr. Gertel's company $45,000 and $88,000, respectively, in cash compensation. The amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers and transponders which provide the fundamental optical-electrical interface for connecting the equipment used in building these networks, including switches, routers and file servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuit design and novel packaging technology to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to 100 Gbps, using a wide range of network protocols and physical configurations over distances of 70 meters to 200 kilometers. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-gigabit bandwidth over several wavelengths on the same fiber. We also provide products known as wavelength selective switches, or WSS, that are used for dynamically switching network traffic from one optical wavelength to another across multiple wavelengths without first converting to an electrical signal. These products are sometimes combined with other components and sold as linecards, also known as reconfigurable optical add/drop multiplexers, or ROADMs. Our line of optical components consists primarily of packaged lasers and photodetectors used in transceivers, primarily for data communication and telecommunication applications, and passive optical components used in telecommunication applications. Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic that must be handled by both wireline and wireless networks.

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
On March 22, 2011, we entered into a transaction agreement with Ignis under which, on April 7, 2011, we made a recommended voluntary public cash tender offer to acquire all of the outstanding Ignis shares not then owned by us for NOK 8 per share. On May 18, 2011, we completed this tender offer and purchased an additional 38.1 million Ignis shares for an aggregate purchase price of $54.7 million, increasing our ownership to approximately 81% of all outstanding Ignis shares.
Under the Norwegian Securities Trading Act, our ownership of more than one-third of the voting shares of Ignis triggered the requirement for us to make a mandatory unconditional offer for all remaining outstanding Ignis shares. On May 24, 2011, we launched the mandatory offer at a cash offer price of NOK 8 per share. During the offer period, which ended on June 22, 2011, approximately 12.8 million additional Ignis shares were tendered, further increasing our ownership position to approximately 97% of all outstanding Ignis shares. As the owner of more than 90% of all outstanding Ignis shares, we then exercised our right to effect a compulsory acquisition of the balance of all outstanding Ignis shares for a cash price of NOK 8 per share and, as of June 29, 2011, we owned 100% of the outstanding Ignis shares, and the shares were de-listed from the Oslo Stock Exchange.
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
The contingent consideration arrangement requires us to pay up to approximately $14.3 million of additional consideration to the former shareholders of one of Ignis' subsidiaries if, during calendar years 2011 and 2012, the subsidiary achieves specified levels of revenues, revenue growth, EBITDA and cash flow, and successfully launches a new product. The fair value of the contingent consideration arrangement at the acquisition date was $13.6 million. For additional information regarding the estimation of the contingent consideration and the allocation of the provisional fair value of the consideration, see "Part I, Item 1, Financial Statements - Note 3. Acquisition of Ignis ASA.”
We recognized $1.1 million of acquisition related costs that were expensed in the six months ended October 30, 2011. These costs are included in general and administrative expenses in the condensed consolidated statement of operations.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.2	65.3	70.2	65.4
Amortization of acquired developed technology	0.7	0.5	0.7	0.5
Gross profit	29.1	34.2	29.1	34.1
Operating expenses:
Research and development	15.2	11.7	15.4	12.2
Sales and marketing	4.2	3.8	4.2	4.1
General and administrative	5.7	3.5	5.9	4.4
Restructuring charges (recoveries)	—	—	(0.1)	—
Amortization of purchased intangibles	0.4	0.2	0.3	0.2
Total operating expenses	25.5	19.2	25.7	20.9
Income from operations	3.7	15.0	3.4	13.3
Interest income	—	0.1	0.1	0.1
Interest expense	(0.5)	(0.9)	(0.4)	(0.9)
Loss on debt extinguishment	—	—	(0.1)	—
Other income (expense), net	(0.1)	0.1	1.0	—
Income before income taxes and non-controlling interest	3.2	14.3	3.9	12.5
Provision for income taxes	0.6	0.2	0.4	0.6
Consolidated net income	2.6	14.1	3.5	11.8
Adjust for net income attributable to non-controlling interest	(0.1)	—	(0.1)	—
Net income attributable to Finisar Corporation	2.5%	14.1%	3.4%	11.8%

     Revenues. Revenues increased $546,000, or 0.2%, to $241.5 million in the quarter ended October 30, 2011 compared to $240.9 million in the quarter ended October 31, 2010. Revenues increased $20.9 million, or 4.7%, to $469.7 million in the six months ended October 30, 2011 compared to $448.8 million in the six months ended October 31, 2010.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	October 30, 2011	October 31, 2010	Change	% Change
Datacom revenue	$128,521	$122,482	$6,039	4.9%
Telecom revenue	112,968	118,461	(5,493)	(4.6)%
Total revenues	$241,489	$240,943	$546	0.2%

	Six Months Ended
	October 30, 2011	October 31, 2010	Change	% Change
Datacom revenue	$257,593	$226,714	$30,879	13.6%
Telecom revenue	212,122	222,111	(9,989)	(4.5)%
Total revenues	$469,715	$448,825	$20,890	4.7%

The datacom revenues increased primarily due to increase in market demand for our datacom products and the inclusion of a full quarter and one and one-half quarters, respectively, in Ignis revenues for the three and six months ended October 30, 2011. The telecom revenues decreased primarily due to decline in market demand for our telecom products, particularly ROADM products, largely offset by the inclusion of a full quarter and approximately one and one-half quarters, respectively, in Ignis revenues, for the three and six months ended October 30, 2011.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $437,000, or 36.4%, to $1.6 million in the quarter ended October 30, 2011 compared to $1.2 million in the quarter ended October 31, 2010. It increased $767,000, or 32.1%, to $3.2 million in the six months ended October 30, 2011 compared to $2.4 million for the six months ended October 31, 2010. These increases were due to the amortization of the acquired developed technology related to the Ignis acquisition.

     Gross Profit. Gross profit decreased $12.1 million, or 14.7%, to $70.3 million in the quarter ended October 30, 2011 compared to $82.4 million in the quarter ended October 31, 2010. Gross profit as a percentage of revenues decreased by 5.1%, from 34.2% in the quarter ended October 31, 2010 to 29.1% in the quarter ended October 30, 2011. We recorded charges of $5.7 million for obsolete and excess inventory in the quarter ended October 30, 2011 compared to $2.8 million in the quarter ended October 31, 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $3.0 million in the quarter ended October 30, 2011 and $2.8 million in the quarter ended October 31, 2010. As a result, we recognized a net charge of $2.7 million in the quarter ended October 30, 2011 compared to no net charge in the quarter ended October 31, 2010. Cost of revenues included stock-based compensation charges of $1.6 million in the quarter ended October 30, 2011 and $1.3 million in the quarter ended October 31, 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $76.2 million, or 31.5% of revenues, in the quarter ended October 30, 2011 compared to $84.9 million, or 35.2% of revenues, in the quarter ended October 31, 2010. The decrease in gross margin primarily reflects the decline in average selling prices, offset by reduced material costs, as well as under-utilization of certain manufacturing facilities, higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory and consolidation of the financial results of Ignis, which has a lower average gross margin than the overall corporate average.

Gross profit decreased $16.3 million, or 10.6%, to $136.8 million in the six months ended October 30, 2011 compared to $153.0 million in the six months ended October 31, 2010. Gross profit as a percentage of revenues decreased by 5.0%, from 34.1% in the six months ended October 31, 2010 to 29.1% in the six months ended October 30, 2011. We recorded charges of $11.4 million for obsolete and excess inventory in the six months ended October 30, 2011 compared to $6.6 million in the six months ended October 31, 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $7.0 million in the six months ended October 30, 2011 and $6.4 million in the six months ended October 31, 2010. As a result, we recognized a net charge of $4.4 million in the six months ended October 30, 2011 compared to a net charge of $200,000 in the six months ended October 31, 2010. Cost of revenues included stock-based compensation charges of $3.3 million in the six months ended October 30, 2011 and $2.1 million in the six months ended October 31, 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $147.7 million, or 31.4% of revenues, in the six months ended October 30, 2011 compared to $157.7 million, or 35.1% of revenues, in the six months ended October 31, 2010. The decrease in gross margin primarily reflects the decline in average selling prices, offset by reduced material costs, as well as under-utilization of certain manufacturing facilities, higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory and consolidation of the financial results of Ignis, which has a lower average gross margin than the overall corporate average.

     Research and Development Expenses. Research and development expenses increased $8.6 million, or 30.4%, to $36.7 million in the quarter ended October 30, 2011 compared to $28.1 million in the quarter ended October 31, 2010. The increase was due primarily to increases in employee related expenses, costs of materials associated with new product development, and the consolidation of financial results of Ignis for the quarter ended October 30, 2011. Included in research and development expenses were stock-based compensation charges of $2.1 million in the quarter ended October 30, 2011 and $1.7 million in the quarter ended October 31, 2010. Research and development expenses as a percent of revenues increased to 15.2% in the quarter ended October 30, 2011 compared to 11.7% in the quarter ended October 31, 2010.

Research and development expenses increased $17.3 million, or 31.7%, to $72.1 million in the six months ended October 30, 2011 compared to $54.8 million in the six months ended October 31, 2010. The increase was due primarily to increases in employee related expenses, costs of materials associated with new product development, and the consolidation of financial results of Ignis. Included in research and development expenses were stock-based compensation charges of $4.2 million in the six months ended October 30, 2011 and $2.7 million in the six months ended October 31, 2010. Research and development expenses as a percent of revenues increased to 15.4% in the six months ended October 30, 2011 compared to 12.2% in the six months ended October 31, 2010.

Sales and Marketing Expenses. Sales and marketing expenses increased $878,000, or 9.5%, to $10.1 million in the quarter ended October 30, 2011 compared to $9.2 million in the quarter ended October 31, 2010. The increase was primarily due to increases in employee related expenses and the consolidation of financial results of Ignis for the quarter ended October 30, 2011. Included in sales and marketing expenses were stock-based compensation charges of $729,000 in the quarter ended October 30, 2011 and $528,000 in the quarter ended October 31, 2010. Sales and marketing expenses as a percent of revenues increased to 4.2% in the quarter ended October 30, 2011 compared to 3.8% in the quarter ended October 31, 2010.

Sales and marketing expenses increased $1.4 million, or 7.6%, to $19.7 million in the six months ended October 30, 2011 compared to $18.3 million in the six months ended October 31, 2010. The increase was primarily due to increases in employee related expenses and the consolidation of financial results of Ignis. Included in sales and marketing expenses were stock-based compensation charges of $1.5 million in the six months ended October 30, 2011 and $978,000 in the six months ended October 31, 2010. Sales and marketing expenses as a percent of revenues increased to 4.2% in the six months ended October 30, 2011 compared to 4.1% in the six months ended October 31, 2010.

     General and Administrative Expenses. General and administrative expenses increased $5.3 million, or 61.7%, to $13.8 million in the quarter ended October 30, 2011 compared to $8.5 million in the quarter ended October 31, 2010. The increase was primarily due to a non-recurring net gain of $2.4 million related to the settlement of legal proceedings in the prior year quarter and the consolidation of financial results of Ignis for the quarter ended October 30, 2011. Included in general and administrative expenses were stock-based compensation charges of $1.9 million in the quarter ended October 30, 2011 and $1.4 million in the quarter ended October 31, 2010. General and administrative expenses as a percent of revenues increased to 5.7% in the quarter ended October 30, 2011 compared to 3.5% in the quarter ended October 31, 2010.

General and administrative expenses increased $8.1 million, or 41.5%, to $27.7 million in the six months ended October 30, 2011 compared to $19.6 million in the six months ended October 31, 2010. The increase was primarily due to $1.1 million of transaction costs incurred in connection with our acquisition of Ignis, a non-recurring net gain of $2.4 million related to the settlement of legal proceedings in the prior year and the consolidation of the financial results of Ignis. Included in general and administrative expenses were stock-based compensation charges of $3.8 million in the six months ended October 30, 2011 and $2.4 million in the six months ended October 31, 2010. General and administrative expenses as a percent of revenues increased to 5.9% in the six months ended October 30, 2011 compared to 4.4% in the six months ended October 31, 2010.

Restructuring Costs (Recoveries). During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to our future net liability related to the abandoned and subleased portion of this facility.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $476,000, or 124.3%, to $859,000 in the quarter ended October 30, 2011 compared to $383,000 in the quarter ended October 31, 2010. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

Amortization of purchased intangibles increased $872,000, or 113.8%, to $1.6 million in the six months ended October 30, 2011 compared to $766,000 in the six months ended October 31, 2010. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

     Interest Income. Interest income decreased $43,000 to $100,000 in the quarter ended October 30, 2011 compared to $143,000 in the quarter ended October 31, 2010. The decrease was primarily due to decreases in interest rates.

Interest income increased $25,000 to $260,000 in the six months ended October 30, 2011 compared to $235,000 in the six months ended October 31, 2010. The increase was primarily due to an increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010, partially offset by decreases in interest rates.

Interest Expense. Interest expense decreased $939,000, or 45.2%, to $1.1 million in the quarter ended October 30, 2011 compared to $2.1 million in the quarter ended October 31, 2010. The decrease was primarily related to lower outstanding convertible debt due to conversion to equity and lower long-term debt balances due to their repayment in fiscal 2011. Interest expense for the quarter ended October 30, 2011 included $743,000 related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments related to our acquisition of Ignis. Interest expense for the quarter ended October 31, 2010 included $1.3 million related to our 5% Convertible Subordinated Notes due October 2029, $460,000 related to various other debt instruments, and a non-cash charge of $376,000 due to the adoption of authoritative accounting guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense.

Interest expense decreased $2.2 million, or 51.6%, to $2.0 million in the six months ended October 30, 2011 compared to $4.2 million in the six months ended October 31, 2010. The decrease was primarily related to lower outstanding convertible debt due to conversion to equity and lower long-term debt balances due to their repayment in fiscal 2011. Interest expense for the six months ended October 30, 2011 included $1.6 million related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments acquired with the acquisition of Ignis. Interest expense for the six months ended October 31, 2010 included $2.5 million related to our 5% Convertible Subordinated Notes due October 2029, $960,000 related to various other debt instruments, and a non-cash charge of $742,000 due to the adoption of authoritative accounting guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations for the six months ended October 30, 2011.

     Other Income (Expense), Net. Other expense, net was $140,000 in the quarter ended October 30, 2011 compared to other income, net of $192,000 in the quarter ended October 31, 2010. Other expense, net in the quarter ended October 30, 2011 primarily consisted of amortization of debt issuance costs.

Other income, net was $4.5 million in the six months ended October 30, 2011 compared to other income, net of $0 in the six months ended October 31, 2010. Other income, net in the six months ended October 30, 2011 primarily consisted of a gain of $5.4 million related to remeasurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, offset by $619,000, representing our proportionate share of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment using the equity method.

Non-controlling interest. Non-controlling interest for the quarter ended October 30, 2011, represents minority shareholders' proportionate share of the net income of Fi-ra.

Non-controlling interest for the six months ended October 30, 2011 represents $187,000 of the minority shareholders' proportionate share of the net loss of Ignis offset by $423,000 of the minority shareholders' proportionate share of the net income of Fi-ra.

     Provision for Income Taxes. We recorded income tax provisions of $1.4 million and $567,000, respectively, for the quarters ended October 30, 2011 and October 31, 2010 and $1.9 million and $2.6 million, respectively, for the six months ended October 30, 2011 and October 31, 2010. The income tax provisions for the three months ended October 30, 2011 and October 31, 2010 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized. We calculated the valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and will maintain it until sufficient positive evidence exists to support a reversal. Because evidence such as our operating results during the most recent three-year period is afforded more weight than forecasted results for future periods, we have determined that our cumulative loss during this three-year period represents sufficient negative evidence regarding the need for a full valuation allowance under ASC 740. If we conclude that sufficient positive evidence exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release, which could occur in the fiscal year ending April 30, 2012.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $26.4 million in the six months ended October 30, 2011, compared to net cash used in operating activities of $31.2 million in the six months ended October 31, 2010. Cash provided by operating activities in the six months ended October 30, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $36.0 million, less cash used for working capital requirements primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $3.2 million primarily due to strong collections near the end of the second quarter. Inventory increased by $16.6 million and accounts payable increased by $6.7 million due to increased purchases to support projected increased levels of sales. Cash used in operating activities in the six months ended October 31, 2010 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $29.3 million and cash used for working capital, primarily related to increases in accounts receivable and inventories, offset by an increase in accounts payable. Accounts receivable increased by $45.6 million primarily due to the increase in revenues. Inventory and accounts payable increased by $24.7 million and $9.8 million, respectively, primarily due to increase in purchases to support higher levels of sales.

Cash Flows from Investing Activities

     Net cash used in investing activities totaled $104.6 million in the six months ended October 30, 2011 compared to $31.6 million in the six months ended October 31, 2010. Net cash used in investing activities in the six months ended October 30, 2011 consisted of $71.1 million related to the acquisition of Ignis and $33.5 million of expenditures for capital equipment. Net cash used in investing activities in the six months ended October 31, 2010 consisted of $25.7 million of expenditures for capital equipment.

Cash Flows from Financing Activities

     Net cash used in financing activities totaled $8.5 million in the six months ended October 30, 2011 compared to $21.8 million in the six months ended October 31, 2010. Cash used in financing activities for the six months ended October 30, 2011 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $14.0 million, partially offset by additional borrowings of $1.8 million by Fi-ra (Ignis' Korean subsidiary) and proceeds from the issuance of shares under employee stock option and stock purchase plans totaling $3.7 million. Cash used in financing activities for the six months ended October 31, 2010 primarily reflected repayment of convertible notes of $29.6 million and repayments of borrowings totaling $2.0 million, partially offset by proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $9.8 million.

Contractual Obligations and Commercial Commitments

     At October 30, 2011, we had contractual obligations of $196.7 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$4,281	$4,281	$—		$—
Convertible debt	40,015	—	—	40,015	—
Interest on debt (a)	6,127	2,126	4,001		—
Operating leases (b)	45,580	9,101	14,093	9,119	13,267
Purchase obligations (c)	100,686	100,686	—	—	—
Total contractual obligations	$196,689	$116,194	$18,094	$49,134	$13,267
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

 Short-term debt consists of bank loans that resulted from our acquisition of Ignis. These loans mature at various dates beginning in February 2012 through June 2012.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of October 30, 2011, the liability for these purchase commitments of $2.1 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At October 30, 2011, our principal sources of liquidity consisted of $228.0 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Cash and cash equivalents totaling $31.5 million was held by our foreign subsidiaries as of October 30, 2011.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations and borrowings under our bank credit facility, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 5% Convertible Senior Notes due 2029, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders at their option in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At October 30, 2011 and April 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended October 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 19. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 30, 2011.

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

     We currently purchase a number of key components used in the manufacture of our products from single or limited sources, and we rely on several independent contract manufacturers to supply us with certain key components and subassemblies, including lasers, modulators, and printed circuit boards. We depend on these sources to meet our production needs. Moreover, we depend on the quality of the components and subassemblies that they supply to us, over which we have limited control. Several of our suppliers are or may become financially unstable as the result of current global market conditions. In addition, from time to time we have encountered shortages and delays in obtaining components, and we may encounter additional shortages and delays in the future. If we cannot supply products due to a lack of components, or are unable to redesign products with other components in a timely manner, our business will be significantly harmed. We generally have no long-term contracts with any of our component suppliers or contract manufacturers. As a result, a supplier or contract manufacturer can discontinue supplying components or subassemblies to us without penalty. If a supplier were to discontinue supplying a key component or cease operations, the resulting product manufacturing and delivery delays could be lengthy, and our business could be substantially harmed. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Similarly, disruptions in the operations of our key suppliers or in the services provided by our contract manufacturers, including disruptions due to natural disasters, or the transition to other suppliers of these key components or services could lead to supply chain problems or delays in the delivery of our products. These problems or delays could damage our relationships with our customers and adversely affect our business.

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

     We base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated revenue trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. In the past, we have periodically experienced significant growth followed by a significant decrease in customer demand such as occurred in fiscal 2001, when revenues increased by 181% followed by a decrease of 22% in fiscal 2002. Based on projected revenue trends during these periods, we acquired inventories and entered into purchase commitments in order to meet anticipated increases in demand for our products which did not materialize. As a result, we recorded significant charges for obsolete and excess inventories and non-cancelable purchase commitments which contributed to substantial operating losses in fiscal 2002. Should revenues in future periods again fall substantially below our expectations, or should we fail again to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or non-cancelable purchase commitments.

If we encounter sustained yield problems or other delays in the production or delivery of our internally-manufactured components or in the final assembly and test of our products, we may lose sales and damage our customer relationships.

     Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies, that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components incorporated in transceivers used for data communication and telecommunication applications, including all of the short wavelength VCSEL lasers, at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

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

     The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communication and telecommunication networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Avago Technologies, JDS Uniphase and Opnext. Our principal competitors for telecommunication applications include JDS Uniphase, Oclaro, Opnext and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

Decreases in average selling prices of our products may reduce our gross margins.

     The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. In particular, we typically conduct pricing negotiations for our existing products with some of our largest telecommunications OEM customers in the last several months of the calendar year. Decreases in our average selling prices resulting from these negotiations typically become effective at the beginning of the next calendar year and generally have an adverse impact on our gross margins in future quarters. Therefore, in order to sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

     In addition to our principal manufacturing facility in Malaysia, we operate smaller facilities in Australia, China, Israel Singapore, Korea, Sweden and Denmark. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Each of these facilities and manufacturers subjects us to additional risks associated with international manufacturing, including:

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

     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar, the Israeli shekel, the Swedish krona, the Korean won, the Norwegian krone and the Danish krone. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2011, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisition of Ignis. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $25.6 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of October 30, 2011 in future periods.

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

March 8, 2011 Earnings Announcement Cases

The securities class action lawsuits related to our March 8, 2011 earnings announcement allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are Finisar and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases have been consolidated and lead plaintiffs have been appointed to file a consolidated complaint.

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

     Our business and operating results are vulnerable to events outside of our control, such as earthquakes, floods, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and overseas. Our corporate headquarters and a portion of our manufacturing operations are located in California and our principal manufacturing operations and those of most of our key suppliers and contract manufacturers are located in Asia. These areas have been vulnerable to natural disasters, such as earthquakes, floods and fires, and other risks which at times have disrupted the local economy and posed physical risks to our property. We are also dependent on communications links with our overseas manufacturing locations and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur, nor can we be certain that the insurance we maintain against these events would be adequate.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders.

     As of October 30, 2011, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: December 8, 2011

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
_______________
* XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.