Form 10-Q
period 2012-01-29
FINISAR CORP
filed 2012-03-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 29, 2012
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

     At February 29, 2012, there were 91,278,736 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 29, 2012

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 29, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,321	$314,765
Accounts receivable, net of allowance for doubtful accounts of $1,437 at January 29, 2012 and $1,324 at April 30, 2011	178,294	168,386
Accounts receivable, other	17,839	12,733
Inventories	225,533	187,617
Prepaid expenses and other	22,402	9,906
Total current assets	662,389	693,407
Property, equipment and improvements, net	150,233	125,693
Purchased intangible assets, net	46,351	17,439
Goodwill	80,988	—
Minority investments	12,289	12,289
Equity method investment	—	31,142
Other assets	20,395	5,179
Total assets	$972,645	$885,149

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,185	$76,288
Accrued compensation	24,667	24,525
Other accrued liabilities	31,912	25,112
Deferred revenue	8,342	8,064
Short-term debt	4,281	—
Total current liabilities	155,387	133,989
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	17,246	11,988
Deferred tax liabilities	4,047	—
Total liabilities	216,695	185,992
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 29, 2012 and April 30, 2011	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 91,212,174 shares issued and outstanding at January 29, 2012 and 89,903,095 shares issued and outstanding at April 30, 2011	91	90
Additional paid-in capital	2,301,850	2,275,600
Accumulated other comprehensive income	29,536	32,966
Accumulated deficit	(1,584,521)	(1,609,499)
Finisar Corporation stockholders' equity	746,956	699,157
Non-controlling interest	8,994	—
Total stockholders' equity	755,950	699,157
Total liabilities and stockholders' equity	$972,645	$885,149

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011

Revenues	$242,954	$263,016	$712,669	$711,841
Cost of revenues	170,215	177,730	500,009	471,149
Amortization of acquired developed technology	1,637	1,221	4,796	3,613
Gross profit	71,102	84,065	207,864	237,079
Operating expenses:
Research and development	36,470	29,607	108,573	84,372
Sales and marketing	10,599	8,818	30,310	27,140
General and administrative	11,766	14,658	39,491	34,251
Restructuring charges (recoveries)	—	—	(322)	—
Amortization of purchased intangibles	959	383	2,597	1,149
Total operating expenses	59,794	53,466	180,649	146,912
Income from operations	11,308	30,599	27,215	90,167
Interest income	151	204	411	439
Interest expense	(862)	(1,465)	(2,911)	(5,697)
Loss on debt extinguishment	—	(5,946)	(419)	(5,946)
Other income (expense), net	(355)	(3,404)	4,168	(3,404)
Income before income taxes and non-controlling interest	10,242	19,988	28,464	75,559
Provision for income taxes	875	1,167	2,792	3,816
Consolidated net income	9,367	18,821	25,672	71,743
Adjust for net income attributable to non-controlling interest	(458)	—	(694)	—
Net income attributable to Finisar Corporation	$8,909	$18,821	$24,978	$71,743
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.10	$0.24	$0.28	$0.92
Diluted	$0.09	$0.22	$0.27	$0.84

Shares used in computing net income per share:
Basic	91,001	80,080	90,644	77,638
Diluted	94,032	93,388	93,904	90,694

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 29, 2012	January 30, 2011
Operating activities
Consolidated net income	$25,672	$71,743
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	32,977	25,772
Amortization	8,015	5,896
Stock-based compensation expense	20,053	12,882
Non-cash interest cost on 2.5% convertible senior subordinated notes	—	742
Loss on sale or retirement of assets	228	163
Equity in losses of equity method investment	619	—
Gain on fair value remeasurement of equity investment	(5,429)	—
Loss on debt extinguishment	419	5,946
Changes in operating assets and liabilities:
Accounts receivable	1,359	(47,556)
Inventories	(27,948)	(35,564)
Other assets	(29,270)	(5,288)
Deferred income taxes	537	(50)
Accounts payable	1,856	6,425
Accrued compensation	715	3,426
Other accrued liabilities	4,955	3,159
Deferred revenue	(2,588)	7,173
Net cash provided by operating activities	32,170	54,869
Investing activities
Purchases of property, equipment and improvements	(50,846)	(44,723)
Proceeds from sale of property and equipment	32	—
Acquisition of controlling interest in subsidiary, net of cash acquired	(71,125)	—
Purchase of available for sale minority investment	—	(5,880)
Net cash used in investing activities	(121,939)	(50,603)
Financing activities
Proceeds from term loan	1,800	—
Repayments of long-term debt	(14,445)	(19,250)
Repayment of convertible notes	—	(29,581)
Net proceeds from common stock offering	—	117,906
Proceeds from the issuance of shares under employee stock option and stock purchase plans, net of repurchase of unvested shares	5,970	29,867
Net cash provided by (used in) financing activities	(6,675)	98,942
Net increase (decrease) in cash and cash equivalents	(96,444)	103,208
Cash and cash equivalents at beginning of period	314,765	207,024
Cash and cash equivalents at end of period	$218,321	$310,232
Supplemental disclosure of cash flow information
Cash paid for interest	$1,474	$3,311
Cash paid for taxes	7,175	2,052
Issuance of common stock upon conversion of convertible debt	—	48,655

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of January 29, 2012 and for the three and nine month periods ended January 29, 2012 and January 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at January 29, 2012, its operating results for the three and nine month periods ended January 29, 2012 and January 30, 2011, and its cash flows for the nine month periods ended January 29, 2012 and January 30, 2011. Operating results for the three and nine month periods ended January 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2012. The condensed consolidated balance sheet at April 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

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

Historically, Ignis and its subsidiaries have maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which will change to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the three-month period, as financial records of Ignis and its subsidiaries are integrated with the Company's consolidated financial reporting system. This change did not have material impact on the Company's consolidated financial statements during nine months ended January 29, 2012.

The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis, through December 31, 2011. There were no intervening events in the operating results of Ignis for the month ended January 29, 2012 that materially affected the Company's consolidated financial position or results of operations.

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

The following table summarizes the estimated acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

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

The Company is in the process of obtaining third-party valuation of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax liabilities are subject to change.

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

The acquisition-date fair value of accounts receivable acquired is $11.3 million, with a gross contractual amount of $11.6 million. At the acquisition date, the Company expected $300,000 of this amount to be uncollectible. During the three month period ended January 29, 2012, the Company was able to realize $124,000 of these accounts receivable, resulting in an adjustment to goodwill. The remaining balance of $176,000 is expected to be uncollectible.

The Company recognized $1.6 million of acquisition related costs that were expensed in the nine months ended January 29, 2012. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 850 for material business combinations have not been presented herein because management does not believe the acquisition of Ignis is significant to the Company's consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Numerator:
Net income attributable to Finisar Corporation	$8,909	$18,821	$24,978	$71,743
Numerator for basic net income per share	$8,909	$18,821	$24,978	$71,743
Effect of dilutive securities:
Convertible debt interest expense	—	1,282	—	4,054
Numerator for diluted net income per share	$8,909	$20,103	$24,978	$75,797
Denominator:
Denominator for basic net income per share - weighted average shares	91,001	80,080	90,644	77,638
Effect of dilutive securities:
Employee stock options and restricted stock units	2,995	4,361	3,224	3,723
Warrants	36	36	36	36
Convertible debt	—	8,911	—	9,297
Dilutive potential common shares	3,031	13,308	3,260	13,056
Denominator for diluted net income per share	94,032	93,388	93,904	90,694
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.10	$0.24	$0.28	$0.92
Diluted	$0.09	$0.22	$0.27	$0.84

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Common shares issuable upon:
Exercise of employee stock options	1,198	1,324	1,252	1,978
Conversion of convertible subordinated notes	3,748	—	3,748	—
	4,946	1,324	5,000	1,978

5. Inventories

     Inventories consist of the following (in thousands):

	January 29, 2012	April 30, 2011

Raw materials	$70,130	$64,997
Work-in-process	90,202	66,073
Finished goods	65,201	56,547
Total inventories	$225,533	$187,617

During the three and nine months ended January 29, 2012, the Company recorded charges of $5.5 million and $16.9 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.2 million and $10.2 million, respectively. This resulted in a net charge for excess and obsolete inventory of $2.3 million and $6.7 million, respectively, during the three and nine months ended January 29, 2012.

During the three and nine months ended January 30, 2011, the Company recorded charges of $6.9 million and $13.5 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.1 million and $9.5 million, respectively. This resulted in a net charge for excess and obsolete inventory of $3.8 million and $4.0 million during the three and nine months ended January 30, 2011.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of January 29, 2012 and April 30, 2011, the liability for these purchase commitments was $1.5 million and $3.2 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	January 29, 2012	April 30, 2011
Land	$273	$—
Buildings	9,357	9,733
Computer equipment	47,095	42,888
Office equipment, furniture and fixtures	4,442	4,163
Machinery and equipment	286,875	248,641
Leasehold improvements	23,804	21,626
Total	371,846	327,051
Accumulated depreciation and amortization	(221,613)	(201,358)
Property, equipment and improvements (net)	$150,233	$125,693

7. Intangible Assets Including Goodwill

The following table reflects intangible assets subject to amortization as of January 29, 2012 and April 30, 2011 (in thousands):

	January 29, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$92,564	$(73,727)	$18,837
Purchased trade name	2,072	(1,214)	858
Purchased customer relationships	32,974	(7,644)	25,330
Purchased internal use software, backlog and in-process research and development	2,156	(1,011)	1,145
Purchased patents	375	(194)	181
Total	$130,141	$(83,790)	$46,351

	April 30, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Purchased technology	$76,264	$(68,932)	$7,332
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(6,100)	9,870
Purchased patents	375	(138)	237
Total	$93,781	$(76,342)	$17,439

     During the first quarter of fiscal 2012, the Company recorded approximately $34.9 million of purchased intangible assets related to its acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA"). During the three and nine months ended January 29, 2012, purchase price allocation adjustments of $1.7 million and $1.5 million were recorded, respectively. These adjustments primarily relate to changes in the provisional acquisition-date measurements of intangible assets, goodwill and deferred income tax liabilities.

The amortization expense on intangible assets for the three and nine months ended January 29, 2012 was $2.6 million and $7.4 million, respectively. The amortization expense on intangible assets for the three and nine months ended January 30, 2011 was $1.6 million and $4.8 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2012 (remainder of year)	$2,396
2013	8,205
2014	6,474
2015	5,537
2016	5,272
2017 and beyond	18,467
Total	$46,351

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance at April 30, 2011	$—
Addition related to acquisition of subsidiary (Note 3)	83,107
Balance at July 31, 2011	$83,107
Purchase price allocation adjustments	(171)
Balance at October 30, 2011	$82,936
Purchase price allocation adjustments	(1,948)
Balance at January 29, 2012	$80,988

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of January 29, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,400	$—	$—	$115,400
Cash	—	—	—	102,921
Total cash and cash equivalents				$218,321

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$115,294	$—	$—	$115,294
Cash	—	—	—	199,471
Total cash and cash equivalents				$314,765

The gross realized gains and losses for the three and nine months ended January 29, 2012 and January 30, 2011 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

Cost Method Investments

     The carrying value of minority investments at both January 29, 2012 and April 30, 2011 was $12.3 million and was comprised of the Company's minority investment in three privately held companies accounted for under the cost method. The Company's investments in these companies were primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

Equity Method Investments

As of April 30, 2011, the Company's investment in Ignis was carried at approximately $31.1 million and was accounted for under the equity method. During the nine month period ended January 29, 2012, the Company completed the acquisition of 100% of all outstanding Ignis shares and as a result no longer accounted for this investment under the equity method (see "Note 3. Acquisition of Ignis ASA").

10. Convertible Debt

     The Company's convertible debt balances as of January 29, 2012 and April 30, 2011 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of January 29, 2012
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

The remaining principal outstanding under these loans as of January 29, 2012 was $4.3 million, of which $270,000 was repaid in February 2012.

Norwegian Bank Loans

As a result of the acquisition of Ignis, the Company's consolidated liabilities included two loan obligations of SmartOptics to a Norwegian bank under which an acquisition-date aggregate principal balance of approximately $5.6 million was outstanding with interest rates ranging from 5.25% to 6% per annum. These loans were fully repaid in October 2011.

Swedish Loan

As a result of the acquisition of Ignis, the Company's consolidated liabilities included a loan obligation of Syntune to a financing institution under which an acquisition-date aggregate principal balance of approximately $7.8 million was outstanding, with an interest rate of 12% per annum. This loan was fully repaid in July 2011. As a result of the early repayment of this loan, the Company incurred a prepayment charge of $419,000 which the Company recognized as loss on debt extinguishment in its condensed consolidated statement of operations for the nine months ended January 29, 2012.

12. Revolving Credit Facility

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of January 29, 2012, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of January 29, 2012 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of January 29, 2012.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 29, 2012
Beginning balance at April 30, 2011	$4,469
Additions during the period based on product sold	2,295
Additions during the period due to acquisition of controlling interest in subsidiary	313
Change in estimates	(557)
Settlements and expirations	(3,072)
Ending balance at January 29, 2012	$3,448

14. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of January 29, 2012 and April 30, 2011 were as follows (in thousands):

	January 29, 2012		April 30, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$218,321	$218,321	$314,765	$314,765
Equity method investment	—	—	31,142	38,671
Total	$218,321	$218,321	$345,907	$353,436

Financial liabilities:
Convertible debt	$40,015	$84,692	$40,015	$113,023
Short-term debt	4,281	4,281	—	—
Contingent consideration	13,563	13,563	—	—
Total	$57,859	$102,536	$40,015	$113,023

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Convertible debt - The fair value of the 5% Convertible Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

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

     The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of January 29, 2012, the carrying value of the Company's minority investments in these three privately held companies was $12.3 million, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended January 29, 2012 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Ignis:

Three Months Ended
January 29, 2012
Balance at October 30, 2011	$14,340
Accretion	142
Foreign exchange gain	(919)
Balance at January 29, 2012	$13,563

15. Stockholders' Equity

Comprehensive Income

     FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income.

     The components of comprehensive income for the three and nine months ended January 29, 2012 and January 30, 2011 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011

Consolidated net income	$9,367	$18,821	$25,672	$71,743
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment, net of tax	212	440	(3,431)	5,281
Change in unrealized gain (loss) on securities, net of reclassification adjustments, net of income taxes	—	441	—	441
Total other comprehensive income (loss), net of tax	212	881	(3,431)	5,722
Consolidated comprehensive income	9,579	19,702	22,241	77,465
Adjust for comprehensive income attributable to non-controlling interest, net of tax	(458)	—	(694)	—
Comprehensive income attributable to Finisar Corporation	$9,121	$19,702	$21,547	$77,465

     Accumulated other comprehensive income, net of taxes, as of January 29, 2012 and April 30, 2011, consists only of cumulative foreign currency translation adjustment.

Share-based Compensation Expense Information

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended January 29, 2012 and January 30, 2011 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Cost of revenues	$1,479	$1,305	$4,759	$3,361
Research and development	2,044	1,540	6,282	4,279
Sales and marketing	708	519	2,232	1,497
General and administrative	1,696	1,158	5,522	3,590
Total	$5,927	$4,522	$18,795	$12,727

The total share-based compensation capitalized as part of inventory as of January 29, 2012 was $891,000.

     During the three months ended January 29, 2012, 142,436 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 67,269 shares of common stock were exercised under the Company's Stock Incentive Plan. During the nine months ended January 29, 2012, 334,230 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 287,580 shares of common stock were exercised under the Company's Stock Incentive Plan. The number of restricted stock units issued during the three and nine months ended January 29, 2012 was 97,478 and 649,507, respectively.

As of January 29, 2012, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $103.4 million, which is expected to be recognized in the Company's operating results over the succeeding 35 months.

16. Income Taxes

      The Company recorded a provision for income taxes of $875,000 and $1.2 million, respectively, for the three months ended January 29, 2012 and January 30, 2011 and $2.8 million and $3.8 million, respectively, for the nine months ended January 29, 2012 and January 30, 2011. The income tax provisions for the three and nine months ended January 29, 2012 and January 30, 2011 includes state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, substantially all of the Company's net deferred tax assets as of January 29, 2012 have been fully offset by a valuation allowance.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2011 and January 29, 2012 was $13.9 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $11.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

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

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 29, 2012, there were no accrued interest or penalties related to uncertain tax positions.

17. Segment and Geographic Information

     The Company has one reportable segment consisting of optical subsystems and components.

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Revenues from sales to unaffiliated customers:
United States	$63,207	$73,327	$177,987	$209,309
Malaysia	50,036	40,471	148,435	109,635
China	48,479	69,250	142,138	166,528
Rest of the world	81,232	79,968	244,109	226,369
	$242,954	$263,016	$712,669	$711,841

Revenues generated in the United States are all from sales to customers located in the United States.

Two customers each represented more than 10% of total revenues in the three months ended January 29, 2012 and January 30, 2011. Two customers each represented more than 10% of total revenues in the nine months ended January 29, 2012 and three customers each represented more than 10% of total revenues in the nine months ended January 30, 2011.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	January 29, 2012	April 30, 2011
Long-lived assets:
United States	$117,936	$103,468
Malaysia	37,682	41,125
China	42,554	24,872
Rest of the world	31,096	22,277
	$229,268	$191,742

The increase in long-lived assets was primarily due to the Company's acquisition of Ignis (see "Note 3. Acquisition of Ignis ASA") as well as additions of machinery and equipment in the United States and China.

18. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2012 (in thousands):

Balance as of April 30, 2011	$4,083
Adjustments	(322)
Cash payments, net of sublease income	(191)
Balance as of January 29, 2012	$3,570

Adjustments in the above table relate to a sublease agreement with a third party entered into during the first quarter of fiscal 2012 for a portion of the above mentioned facility.

Of the $3.6 million remaining accrual, $272,000 is expected to be paid in the next twelve months and $3.3 million is expected to be paid out from fiscal 2013 through fiscal 2020.

19. Settled and Dismissed Litigation

Oplink Patent Litigation

On December 14, 2011, the Company entered into a settlement and cross license agreement with Oplink Communications, Inc., resolving (i) a lawsuit that the Company had filed on December 10, 2010, alleging that certain optoelectronic transceivers from Oplink Communications, Inc. and its wholly owned subsidiary Optical Communication Products, Inc. (collectively referred to as "Oplink") infringed eleven Finisar patents, (ii) a lawsuit that Oplink had filed on March 7, 2011, alleging that certain vertical cavity surface emitting lasers ("VCSELs") and active optical cables manufactured and sold by the Company infringed five Oplink patents, and (iii) all other related disputes between the parties. Under the terms of the settlement agreement, Oplink paid a license fee to Finisar in the amount of $4.0 million for a fully paid-up license to Finisar's digital diagnostics and transceiver module patents. The Company determined that $1.4 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $2.6 million was accounted for as deferred revenue and will be recognized as license revenue ratably over the remaining license term. During the quarter ended January 29, 2012, the Company incurred contingent and other legal fees of $1.2 million in connection with the settlement of this litigation which was recorded as general and administrative expense.

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

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants will pay a total of $486 million, and the issuer defendants and their insurers will pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers' contribution to the settlement and certain costs. This amount was accrued in the Company's consolidated financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment was appealed by certain individual class members and this appeal was dismissed on January 9, 2012.
20. Pending Litigation

The Company is a party to several pending legal proceedings described below.  In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action.  As of the date of this report, the Company does not believe it is reasonably likely that losses related to any of these cases have occurred beyond the amounts, if any that have been accrued.  However, the litigation process is inherently uncertain, and, accordingly, the Company cannot predict the outcome of any of these matters with certainty.  Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California, on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have consolidated and lead plaintiffs have been appointed. A consolidated amended complaint was filed January 20, 2012.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement were filed in the California Superior Court for the County of Santa Clara. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages have been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.
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

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. On May 22, 2007, the state court granted the Company's motion to stay the state court action pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The Company and the individual defendants filed a motion seeking rehearing of the case en banc before the full Ninth Circuit, which was denied on July 8, 2011. The case has thus been returned to the District Court.

Cheetah Omni Litigations

Customer Texas Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena Communications, Inc., Fujitsu Network Communications, Inc., Tellabs, Inc., Tellabs Operations, Inc., Tellabs North America, Inc., Nokia Siemens Networks US LLC, Huawei Technologies USA, Inc. and Huawei Device USA, Inc. Finisar was not named as a defendant in the lawsuit. However, the named defendants or entities affiliated with them are Finisar customers. The complaint alleges that certain reconfigurable optical add/drop multiplexers (ROADM) products of the named defendants infringe one or more of seven Cheetah Omni patents. With respect to two of the seven patents, the Company understands Cheetah Omni to be asserting infringement by the customer defendants' making, using, offering for sale, selling, and/or importing into the United States certain ROADM products that include a Finisar wavelength selective switch (WSS). Finisar has no specific information regarding whether the claims of infringement with respect to the remaining five asserted Cheetah Omni patents implicate any Finisar products.

To date, Finisar has received a request for indemnification from four customers with respect to the two patents mentioned above and may receive additional requests in the future. The Company is currently evaluating the requests for indemnification. The Company also expects that the defendant customers will defend the lawsuit vigorously at least with respect to the claims that implicate any Finisar products. However, there can be no assurance that they will be successful in their defense and, if they are not successful with respect to the two patents mentioned above, Finisar may be liable to indemnify the accused customers for significant costs and damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending and/or aiding in the defense of the lawsuit with respect to the two patents mentioned above. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating Finisar's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah also did not include any counterclaims.  Before Cheetah's answer was filed, on February 24, 2012, the Company filed a motion seeking to injourn Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for a leave to file a motion for summary judgment of non-infringement.

Other

During the second quarter of fiscal 2012, the Company received a favorable arbitrator's decision in an intellectual property legal dispute unrelated to current or future quarters awarding the Company $7.4 million.  As litigation related to the decision is ongoing, no amounts were recognized in the Company's consolidated financial statements as of, and for the three- and nine-month periods ending January 29, 2012.

  In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

21. Guarantees and Indemnifications

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

     Historically, the Company has not made any significant indemnification payments under such arrangements. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of January 29, 2012.

22. Related Party Transaction

During the three and nine months ended January 29, 2012, the Company paid $45,300 and $175,600, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to the Company. During the three and nine months ended January 30, 2011, the Company paid Mr. Gertel's company $46,900 and $134,900, respectively, in cash compensation. The amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

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

Recent Developments

Acquisition of Ignis ASA

In several transactions during fiscal 2011, we acquired an aggregate of 25.7 million shares of Ignis ASA (“Ignis”), a Norwegian company whose securities were traded on the Oslo Stock Exchange, representing approximately 32% of all outstanding Ignis shares.
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
Under the Norwegian Securities Trading Act, our ownership of more than one-third of the voting shares of Ignis triggered the requirement for us to make a mandatory unconditional offer for all remaining outstanding Ignis shares. On May 24, 2011, we launched the mandatory offer at a cash offer price of NOK 8 per share. During the offer period, which ended on June 22, 2011, approximately 12.8 million additional Ignis shares were tendered, further increasing our ownership position to approximately 97% of all outstanding Ignis shares. As the owner of more than 90% of all outstanding Ignis shares, we then exercised our right to effect a compulsory acquisition of the balance of all outstanding Ignis shares for a cash price of NOK 8 per share and, as of June 29, 2011, we owned 100% of all outstanding Ignis shares, and Ignis shares were de-listed from the Oslo Stock Exchange.
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
We recognized $1.6 million of acquisition related costs that were expensed in the nine months ended January 29, 2012. These costs are included in general and administrative expenses in the condensed consolidated statement of operations.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 29, 2012	January 30, 2011	January 29, 2012	January 30, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.1	67.6	70.1	66.2
Amortization of acquired developed technology	0.7	0.5	0.7	0.5
Gross profit	29.3	31.9	29.2	33.3
Operating expenses:
Research and development	15.0	11.3	15.2	11.9
Sales and marketing	4.4	3.4	4.3	3.8
General and administrative	4.8	5.6	5.6	4.8
Restructuring charges (recoveries)	—	—	—	—
Amortization of purchased intangibles	0.4	0.1	0.4	0.2
Total operating expenses	24.6	20.4	25.5	20.7
Income from operations	4.7	11.6	3.7	12.7
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.4)	(0.6)	(0.4)	(0.8)
Loss on debt extinguishment	—	(2.3)	(0.1)	(0.8)
Other income (expense), net	(0.1)	(1.3)	0.6	(0.5)
Income before income taxes and non-controlling interest	4.2	7.5	3.9	10.7
Provision for income taxes	0.4	0.4	0.4	0.5
Consolidated net income	3.9	7.1	3.5	10.2
Adjust for net income attributable to non-controlling interest	(0.2)	—	(0.1)	—
Net income attributable to Finisar Corporation	3.7%	7.1%	3.4%	10.2%

Revenues. Revenues decreased $20.1 million, or 7.6%, to $243.0 million in the quarter ended January 29, 2012 compared to $263.0 million in the quarter ended January 30, 2011. Revenues increased $828,000, or 0.1%, to $712.7 million in the nine months ended January 29, 2012 compared to $711.8 million in the nine months ended January 30, 2011.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	January 29, 2012	January 30, 2011	Change	% Change
Datacom revenue	$133,661	$128,470	$5,191	4.0%
Telecom revenue	109,293	134,546	(25,253)	(18.8)%
Total revenues	$242,954	$263,016	$(20,062)	(7.6)%

	Nine Months Ended
	January 29, 2012	January 30, 2011	Change	% Change
Datacom revenue	$391,254	$355,184	$36,070	10.2%
Telecom revenue	321,415	356,657	(35,242)	(9.9)%
Total revenues	$712,669	$711,841	$828	0.1%

Datacom revenue for the three months ended January 29, 2012 increased compared to the three months ended January 30, 2011 primarily due to the inclusion of Ignis datacom revenue. Datacom revenue for the nine months ended January 29, 2012, increased primarily due to an increase in market demand for our datacom products as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue decreased for the three and nine months ended January 29, 2012, primarily due to a decline in market demand for our telecom products due to adjustments of inventory levels at some of our telecom customers and the cyclical nature of telecom service provider spending influenced by timing of network expansion and general macroeconomic conditions, partially offset by the inclusion of a full quarter and approximately two and one-half quarters, respectively, of Ignis telecom revenue, representing $13.9 million and $32.3 million, respectively.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $416,000, or 34.1%, to $1.6 million in the quarter ended January 29, 2012 compared to $1.2 million in the quarter ended January 30, 2011. It increased $1.2 million, or 32.7%, to $4.8 million in the nine months ended January 29, 2012 compared to $3.6 million for the nine months ended January 30, 2011. These increases were due to the amortization of the acquired developed technology related to the Ignis acquisition.

Gross Profit. Gross profit decreased $13.0 million, or 15.4%, to $71.1 million in the quarter ended January 29, 2012 compared to $84.1 million in the quarter ended January 30, 2011. Gross profit as a percentage of revenues decreased by 2.8%, from 32.0% in the quarter ended January 30, 2011 to 29.2% in the quarter ended January 29, 2012. We recorded charges of $5.5 million for obsolete and excess inventory in the quarter ended January 29, 2012 compared to $6.9 million in the quarter ended January 30, 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $3.2 million in the quarter ended January 29, 2012 and $3.1 million in the quarter ended January 30, 2011. As a result, we recognized a net charge of $2.3 million in the quarter ended January 29, 2012 compared to $3.8 million net charge in the quarter ended January 30, 2011. Cost of revenues included stock-based compensation charges of $1.5 million in the quarter ended January 29, 2012 and $1.3 million in the quarter ended January 30, 2011. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $76.5 million, or 31.5% of revenues, in the quarter ended January 29, 2012 compared to $90.4 million, or 34.4% of revenues, in the quarter ended January 30, 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs, as well as under-utilization of certain manufacturing facilities, higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory and consolidation of the financial results of Ignis, whose products have an average gross margin that is lower than the overall corporate average gross margin.

Gross profit decreased $29.2 million, or 12.3%, to $207.9 million in the nine months ended January 29, 2012 compared to $237.1 million in the nine months ended January 30, 2011. Gross profit as a percentage of revenues decreased by 4.1%, from 33.3% in the nine months ended January 30, 2011 to 29.2% in the nine months ended January 29, 2012. We recorded charges of $16.9 million for obsolete and excess inventory in the nine months ended January 29, 2012 compared to $13.5 million in the nine months ended January 30, 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $10.2 million in the nine months ended January 29, 2012 and $9.5 million in the nine months ended January 30, 2011. As a result, we recognized a net charge of $6.7 million in the nine months ended January 29, 2012 compared to a net charge of $4.0 million in the nine months ended January 30, 2011. Cost of revenues included stock-based compensation charges of $4.8 million in the nine months ended January 29, 2012 and $3.4 million in the nine months ended January 30, 2011. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $224.1 million, or 31.4% of revenues, in the nine months ended January 29, 2012 compared to $248.1 million, or 34.8% of revenues, in the nine months ended January 30, 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs, as well as under-utilization of certain manufacturing facilities, higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory and consolidation of the financial results of Ignis, whose products have an average gross margin that is lower than the overall corporate average gross margin.

Research and Development Expenses. Research and development expenses increased $6.9 million, or 23.2%, to $36.5 million in the quarter ended January 29, 2012 compared to $29.6 million in the quarter ended January 30, 2011. The increase was due primarily to increases in employee related expenses, costs of materials associated with new product development, and the consolidation of financial results of Ignis for the quarter ended January 29, 2012. Included in research and development expenses were stock-based compensation charges of $2.0 million in the quarter ended January 29, 2012 and $1.5 million in the quarter ended January 30, 2011. Research and development expenses as a percent of revenues increased to 15.0% in the quarter ended January 29, 2012 compared to 11.3% in the quarter ended January 30, 2011.

Research and development expenses increased $24.2 million, or 28.7%, to $108.6 million in the nine months ended January 29, 2012 compared to $84.4 million in the nine months ended January 30, 2011. The increase was due primarily to increases in employee related expenses, costs of materials associated with new product development, and the consolidation of financial results of Ignis. Included in research and development expenses were stock-based compensation charges of $6.3 million in the nine months ended January 29, 2012 and $4.3 million in the nine months ended January 30, 2011. Research and development expenses as a percent of revenues increased to 15.2% in the nine months ended January 29, 2012 compared to 11.9% in the nine months ended January 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.8 million, or 20.2%, to $10.6 million in the quarter ended January 29, 2012 compared to $8.8 million in the quarter ended January 30, 2011. The increase was primarily due to increases in employee related expenses and the consolidation of financial results of Ignis for the quarter ended January 29, 2012. Included in sales and marketing expenses were stock-based compensation charges of $708,000 in the quarter ended January 29, 2012 and $519,000 in the quarter ended January 30, 2011. Sales and marketing expenses as a percent of revenues increased to 4.4% in the quarter ended January 29, 2012 compared to 3.4% in the quarter ended January 30, 2011.

Sales and marketing expenses increased $3.2 million, or 11.7%, to $30.3 million in the nine months ended January 29, 2012 compared to $27.1 million in the nine months ended January 30, 2011. The increase was primarily due to increases in employee related expenses and the consolidation of financial results of Ignis. Included in sales and marketing expenses were stock-based compensation charges of $2.2 million in the nine months ended January 29, 2012 and $1.5 million in the nine months ended January 30, 2011. Sales and marketing expenses as a percent of revenues increased to 4.3% in the nine months ended January 29, 2012 compared to 3.8% in the nine months ended January 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $2.9 million, or 19.7%, to $11.8 million in the quarter ended January 29, 2012 compared to $14.7 million in the quarter ended January 30, 2011. The decrease was primarily due to a $3.5 million accrual in the prior year quarter for damages payable as a result of an appellate court's ruling affirming an unfavorable judgment in a patent infringement lawsuit and lower legal costs in the quarter ended January 29, 2012. The decrease was partially offset by consolidation of financial results of Ignis for the quarter ended January 29, 2012. Included in general and administrative expenses were stock-based compensation charges of $1.7 million in the quarter ended January 29, 2012 and $1.2 million in the quarter ended January 30, 2011. General and administrative expenses as a percent of revenues decreased to 4.8% in the quarter ended January 29, 2012 compared to 5.6% in the quarter ended January 30, 2011.

General and administrative expenses increased $5.2 million, or 15.3%, to $39.5 million in the nine months ended January 29, 2012 compared to $34.3 million in the nine months ended January 30, 2011. The increase was primarily due to $1.6 million of transaction costs incurred in connection with our acquisition of Ignis, the consolidation of the financial results of Ignis and a non-recurring net gain of $2.4 million related to the settlement of Source Photonics legal proceeding in the prior year, partially offset by a $3.5 million accrual in the prior year for damages payable as a result of the appellate court's ruling affirming an unfavorable judgment in a patent infringement lawsuit. Included in general and administrative expenses were stock-based compensation charges of $5.5 million in the nine months ended January 29, 2012 and $3.6 million in the nine months ended January 30, 2011. General and administrative expenses as a percent of revenues increased to 5.6% in the nine months ended January 29, 2012 compared to 4.8% in the nine months ended January 30, 2011.

Restructuring Costs (Recoveries). During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to our future net liability related to the abandoned and subleased portion of this facility.

Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $576,000, or 150.4%, to $959,000 in the quarter ended January 29, 2012 compared to $383,000 in the quarter ended January 30, 2011. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

Amortization of purchased intangibles increased $1.4 million, or 126.0%, to $2.6 million in the nine months ended January 29, 2012 compared to $1.1 million in the nine months ended January 30, 2011. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

Interest Income. Interest income decreased $53,000 to $151,000 in the quarter ended January 29, 2012 compared to $204,000 in the quarter ended January 30, 2011. The decrease was primarily due to decreases in interest rates.

Interest income decreased $28,000 to $411,000 in the nine months ended January 29, 2012 compared to $439,000 in the nine months ended January 30, 2011. The decrease was primarily due to decreases in interest rates.

Interest Expense. Interest expense decreased $603,000, or 41.2%, to $862,000 in the quarter ended January 29, 2012 compared to $1.5 million in the quarter ended January 30, 2011. The decrease was primarily related to lower outstanding convertible debt due to conversion to equity and lower long-term debt balances due to their repayment in fiscal 2011. Interest expense for the quarter ended January 29, 2012 included $656,000 related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments related to our acquisition of Ignis. Interest expense for the quarter ended January 30, 2011 included $1.2 million related to our 5% Convertible Subordinated Notes due October 2029 and $260,000 related to various other debt instruments.

Interest expense decreased $2.8 million, or 48.9%, to $2.9 million in the nine months ended January 29, 2012 compared to $5.7 million in the nine months ended January 30, 2011. The decrease was primarily related to lower outstanding convertible debt due to conversion to equity and lower long-term debt balances due to their repayment in fiscal 2011. Interest expense for the nine months ended January 29, 2012 included $2.2 million related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments acquired with the acquisition of Ignis. Interest expense for the nine months ended January 30, 2011 included $3.7 million related to our 5% Convertible Subordinated Notes due October 2029, $1.2 million related to various other debt instruments, and a non-cash charge of $742,000 due to the adoption of authoritative accounting guidance which requires us to separately account for the liability (debt) and equity (conversion option) components of our 2.5% senior subordinated convertible notes that may be settled in cash (or other assets) on conversion in a manner that reflects our non-convertible debt borrowing rate. The separation of the conversion option created an original issue discount in the bond component which is accreted as interest expense over the term of the instrument using the interest method, resulting in an increase in interest expense.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations for the nine months ended January 29, 2012. During fiscal 2011, $5.9 million of debt conversion inducement expenses were recorded on the exchange of approximately $42.2 million principal amount of our outstanding convertible notes.

Other Income (Expense), Net. Other expense, net was $355,000 in the quarter ended January 29, 2012 compared to other expense, net of $3.4 million in the quarter ended January 30, 2011. Other expense, net in the quarter ended January 29, 2012 primarily consisted of $189,000 amortization of debt issuance costs and $97,000 foreign exchange losses. Other expense in the quarter ended January 30, 2011 primarily consisted of foreign exchange losses of $2.4 million and $865,000 of amortization of debt issuance costs for our 5% Convertible Senior Notes.

Other income, net was $4.2 million in the nine months ended January 29, 2012 compared to other expense, net of $3.4 million in the nine months ended January 30, 2011. Other income, net in the nine months ended January 29, 2012 primarily consisted of a gain of $5.4 million related to remeasurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, offset by $567,000 amortization of debt issuance costs and $619,000, representing our proportionate share of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment using the equity method. Other expense, net in the nine months ended January 30, 2011 primarily consisted of foreign exchange losses of $2.0 million and $1.4 million of amortization of debt issuance costs for our 5% Convertible Senior Notes.

Non-controlling interest. Non-controlling interest for the quarter ended January 29, 2012, represents minority shareholders' proportionate share of the net income of Fi-ra.

Non-controlling interest for the nine months ended January 29, 2012 represents $187,000 of the minority shareholders' proportionate share of the net loss of Ignis offset by $881,000 of the minority shareholders' proportionate share of the net income of Fi-ra.

Provision for Income Taxes. We recorded income tax provisions of $875,000 and $1.2 million, respectively, for the quarters ended January 29, 2012 and January 30, 2011 and $2.8 million and $3.8 million, respectively, for the nine months ended January 29, 2012 and January 30, 2011. The income tax provisions for the three months ended January 29, 2012 and January 30, 2011 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.2 million in the nine months ended January 29, 2012, compared to net cash used in operating activities of $54.9 million in the nine months ended January 30, 2011. Cash provided by operating activities in the nine months ended January 29, 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $56.9 million, less cash used for working capital requirements primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $1.4 million primarily due to strong collections near the end of the third quarter. Inventory increased by $27.9 million and accounts payable increased by $1.9 million due to increased purchases to support projected increased levels of sales. Cash used in operating activities in the nine months ended January 30, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $51.4 million and cash used for working capital, primarily related to increases in accounts receivable and inventories, offset by an increase in accounts payable. Accounts receivable increased by $47.6 million primarily due to the increase in revenues. Inventory and accounts payable increased by $35.6 million and $6.4 million, respectively, primarily due to increase in purchases to support higher levels of sales.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $121.9 million in the nine months ended January 29, 2012 compared to $50.6 million in the nine months ended January 30, 2011. Net cash used in investing activities in the nine months ended January 29, 2012 consisted of $71.1 million related to the acquisition of Ignis and $50.8 million of expenditures for capital equipment. Net cash used in investing activities in the nine months ended January 30, 2011 consisted of $44.7 million of expenditures for capital equipment and $5.9 million for a minority investment in Ignis.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $6.7 million in the nine months ended January 29, 2012 compared to net cash provided by financing activities of $98.9 million in the nine months ended January 30, 2011. Cash used in financing activities for the nine months ended January 29, 2012 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $14.4 million, partially offset by additional borrowings of $1.8 million by Fi-ra (Ignis' Korean subsidiary) and proceeds from the issuance of shares under employee stock option and stock purchase plans totaling $6.0 million. Cash provided by financing activities for the nine months ended January 30, 2011 primarily reflected net proceeds from our common stock offering of $117.9 million and proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $29.9 million, partially offset by repayment of convertible notes of $29.6 million and repayments of borrowings of $19.3 million.

Contractual Obligations and Commercial Commitments

At January 29, 2012, we had contractual obligations of $192.4 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$4,281	$4,281	$—	$—	$—
Convertible debt	40,015	—	40,015	—	—
Interest on debt (a)	5,563	2,062	3,501	—	—
Operating leases (b)	43,369	9,001	13,183	8,969	12,216
Purchase obligations (c)	99,156	99,156	—	—	—
Total contractual obligations	$192,384	$114,500	$56,699	$8,969	$12,216
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of January 29, 2012, the liability for these purchase commitments of $1.5 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At January 29, 2012, our principal sources of liquidity consisted of $218.3 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Cash and cash equivalents totaling $24.6 million was held by our foreign subsidiaries as of January 29, 2012.

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

Off-Balance-Sheet Arrangements

At January 29, 2012 and April 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended January 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 19. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 29, 2012.

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

     Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components incorporated in transceivers used for data communication and telecommunication applications, including all of the short wavelength VCSEL lasers, at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

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

     The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. While many network system vendors have ceased the manufacture of the optical subsystems incorporated in their network systems or manufacture only limited amounts and varieties of optical subsystems and components, there is also the risk that network systems vendors may re-enter the subsystem and component market and/or increase their manufacture of optical subsystems and components. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Avago Technologies, JDS Uniphase and Opnext. Our principal competitors for telecommunication applications include JDS Uniphase, Oclaro, Opnext and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2010, we wrote off an aggregate of $25.6 million in six investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $12.3 million in such investments remaining on our balance sheet as of January 29, 2012 in future periods.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were found liable in a patent infringement lawsuit filed against Optium by JDSU and Emcore Corporation. This suit involved two of our CATV products, each of which has been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010 against Source Photonics, MRV Communications, NeoPhotonics and Oplink Communications, each of Source Photonics and NeoPhotonics raised counterclaims alleging patent infringement by us. The Source Photonics counterclaims were raised against certain of our transceiver products and the NeoPhotonics counterclaims were raised against certain of our WSS products. In connection with our settlement with Source Photonics, we received a royalty free license to the Source Photonics patents through December 31, 2015. While, as a result of various procedural events in that lawsuit and a tolling agreement between the parties, the NeoPhotonics patent counterclaims are not currently being asserted against us, such claims may be re-asserted against us in the future. Further, on March 7, 2011, Optical Communication Products, Inc. ("OCP"), a wholly owned subsidiary of Oplink Communications, filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas alleging that certain VCSEL lasers and active optical cables manufactured and sold by us infringed five OCP patents. In connection with our settlement with Oplink Communications, we received royalty free license to the OCP patents for the life of such patents. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringes proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a user of our products that such use, alone or in combination with other products, infringes proprietary rights of third parties could result in indemnification obligations to our customers and/or cause users to choose to not or be required to not utilize our products in such combination, which could harm our sales of such products. For example, in July 2011 a patent holding company, Cheetah Omni LLC, filed a patent infringement lawsuit against several of our customers alleging that certain customer products that include a Finisar WSS infringe two Cheetah Omni  patents.  While we are not a defendant in that case, we have received requests for indemnification against costs and damages from four customer defendants. Any claims, against us or any use of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

     Numerous patents in our industry are held by others, including academic institutions, patent-holding entities and competitors. Optical subsystem suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products. Licenses granting us the right to use third party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results.

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

March 8, 2011 Earnings Announcement Cases

The securities class action lawsuits related to our March 8, 2011 earnings announcement allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are Finisar and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases have been consolidated and lead plaintiffs have been appointed. A consolidated amended complaint was filed January 20, 2012.

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

Stock Option Cases

The stock option derivative cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The state court action has been stayed pending resolution of the consolidated federal court action. On August 28, 2007, we and the individual defendants filed motions to dismiss the complaint which were granted on January 11, 2008. On May 12, 2008, the plaintiffs filed a further amended complaint in the federal court action. On July 1, 2008, we and the individual defendants filed motions to dismiss the amended complaint. On September 22, 2009, the District Court granted the motions to dismiss. The plaintiffs appealed this order and on April 26, 2011, a panel of the United States Court of Appeals for the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The Company and the individual defendants filed a motion seeking rehearing of the case en banc before the full Ninth Circuit, which was denied on July 8, 2011. The case has thus been returned to the District Court.
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

     As of January 29, 2012, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at these exchange rates, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this report (see page 47).

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

Dated: March 8, 2012

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