Form 10-K
period 2012-04-30
FINISAR CORP
filed 2012-06-29
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,918,586,601 based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 28, 2011 of $21.38 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 15, 2012, there were 91,513,900 shares of the registrant’s common stock, $.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 30, 2012

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

Overview
We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in building these networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-Gbps bandwidth over several wavelengths on the same fiber.

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical channels, each with its own specific optical wavelength. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting the optical signal to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexer, or ROADM.

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications and passive optical components used in telecommunication applications.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic driven by video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as the result of proliferation of smartphones, tablet computers, and other mobile devices.

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

We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment, such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Nokia-Siemens and Tellabs, as well as their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is +1- 408-548-1000.

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

Business Strategy

In order to maintain our position as a leading supplier of fiber optic subsystems and components, we are continuing to pursue the following business strategies:

•
Continue to Invest in or Acquire Critical Technologies to Further Our Vertical Integration Strategy.  Our years of engineering experience, our multi-disciplinary technical expertise and our participation in the development of industry standards have enabled us to become a leader in the design and development of optical subsystems and components. We have developed and acquired critical skills that we believe are essential to maintaining a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. In the process of investing in and/or acquiring critical technologies, we have obtained a number of U.S. and foreign patents with other patents pending. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products. Of special interest are technologies that enable smaller, more efficient, and lower cost transceivers capable of transmitting data at higher speeds, over longer distances, or at greater capacity per fiber.

•
Expand Our Broad Product Line of Optical Subsystems.  We offer one of the broadest portfolios of optical subsystems that support a wide range of speeds, fiber types, wavelengths, distances and functionality and are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Gigabit Ethernet, Optical Transport Network, or OTN, and Synchronous Optical Networking/Synchronous Digital Hierarchy, or SONET/SDH, and plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications. We are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

•
Leverage Core Competencies Across Multiple, High-Growth Markets.  We believe that fiber optic technology will remain the transmission technology of choice for Fibre Channel and Ethernet data communication applications, including 1 Gigabit Ethernet and 10 Gbps, 40 Gbps and 100 Gbps Ethernet-based networks, and OTN- and SONET/SDH-based telecommunication applications. We also believe that wavelength management and switching technologies, such as those found in WSS, Optical Channel Monitors and linecards will be increasingly important in optical transmission networks. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, reliability, cost, in-system monitoring, size, power dissipation and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols can be leveraged into leadership positions as these technologies are extended across multiple data communication and telecommunication applications and into other markets and industries such as high performance computing, military, medical and consumer electronics products.

•
Strengthen and Expand Customer Relationships.  Over more than 20 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data communication and telecommunication system manufacturers to understand and address their current needs and anticipate their future requirements.

•
Continue to Strengthen Our Lower-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, lower-cost, high value-added products. We achieve lower product costs through the introduction of new technologies, product design and market presence. Our in-house lower-cost manufacturing resources are also a key factor in our ability to offer a lower-cost product solution. We have established our own manufacturing facilities in Ipoh, Malaysia and Shanghai, China in order to take advantage of lower-cost labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying technologies, such as our laser manufacturing and IC design capabilities enables us to accelerate our product development efforts to be able to introduce new low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

Products

Our optical subsystems and components are integrated into our customers’ systems and used for fiber optics-based data communication and telecommunication networks.

Our family of optical subsystem products consists of transmitters, receivers, transceivers, transponders and active optical cables principally based on the Gigabit Ethernet, Fibre Channel, OTN and SONET/SDH protocols. A transmitter uses a laser plus direct or indirect modulation to convert electrical signals into optical signals for transmission over fiber optics. Receivers incorporating photo detectors convert incoming optical signals into electrical signals. A transceiver combines both transmitter and receiver functions in a single device. A transponder includes an IC to provide the data serializer-deserializer function that would otherwise reside in the customer’s equipment if a transceiver is used. An active optical cable combines two transceivers and a fiber optic cable that are built into an integrated, connectorized cable assembly that is sold in various cable lengths. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations and software enhancements.

Our high-speed optical subsystems are engineered to deliver value-added functionality and intelligence. Most of our optical subsystem products include a microprocessor with proprietary embedded software that provides customers real-time monitoring of transmitted and received optical power, temperature, drive current and other link parameters for each port in their systems.

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 16 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 100 Gbps using the SFP, SFP+, XFP, X2, QSFP and CFP form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40 and 100 Gbps.

We also offer a full line of optical subsystems for telecommunication applications using wavelength division multiplexing, or WDM technologies. Our products include coarse wavelength division multiplexing, or CWDM, transceivers in the SFP form factor and dense wavelength division multiplexing, or DWDM, transceivers in the SFP, SFP+ XFP, CFP and 300-pin form factors. These products include both fixed wavelength transceivers and tunable transceivers that are capable of dynamically tuning across a range of wavelengths in the C- and L-Bands.

As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including vertical cavity surface emitting lasers, or VCSELs, Fabry-Perot, or FP, lasers, distributed feedback, or DFB, lasers, tunable lasers, positive intrinsic negative, or PIN, detectors, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers, splitters, and arrayed waveguide gratings, or AWGs. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell some of these components in the so-called “merchant market” to other subsystems manufacturers.

We also offer products used in building fiber-to-the-home/curb networks and for parallel optics applications such as backplanes for switches and routers.

We offer WSS and ROADM linecard products for wavelength management in DWDM telecommunication networks. These capabilities are made possible in part through the use of our unique liquid crystal on silicon, or LCoS, technology, similar to that used in miniature projectors. This technology provides a highly flexible WSS capable of operating on both 50 and 100 GHz International Telecommunications Union, or ITU, grids, based on our patented FlexgridTM technology. In addition, this LCoS-based architecture offers the capability for in-service upgrades of functionality and integration of additional system functionality, including drop and continue, channel monitoring and channel contouring features. Our WSS and ROADM linecard product offering ranges from 1x2, 1x4 and 1x9 products up to higher output fiber port counts in our latest 1x23 product.

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers, or OEMs, distributors and system integrators. Sales of products for data communication applications represented 56%, 50% and 56% of our total revenues in fiscal 2012, 2011 and 2010, respectively. Sales of products for telecommunication applications represented 44%, 50% and 44% of our total revenues in fiscal 2012, 2011 and 2010, respectively.

Sales to our ten largest customers represented 59%, 64% and 60% of our total revenues during fiscal 2012, 2011 and 2010, respectively. Two customers, Cisco Systems and Huawei, each represented more than 10% of our total revenues during fiscal 2012. Three customers, Cisco Systems, Huawei and Alcatel-Lucent, each represented more than 10% of our total revenues during fiscal 2011. One customer, Cisco Systems, represented more than 10% of total revenues during fiscal 2010. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality optical subsystems and components for high-speed communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our optical subsystems development efforts are supported by an engineering team that specializes in analog/digital IC design. This group utilizes semiconductor technologies such as silicon complementary-metal-oxide-semiconductor, or Si CMOS, and silicon germanium bipolar CMOS, or SiGe BiCMOS, to design high-speed, high performance, proprietary ICs such as laser drivers, receiver pre-and post-amplifiers and microprocessors. These proprietary ICs are incorporated across our transceiver and transponder product portfolio at data rates from 1 to 100 Gbps. We are designing advanced LCoS controller ICs for our WSS and ROADM linecard products. Our internally developed ICs provide significant cost and performance advantages throughout our current product portfolio. Our in-house IC design capabilities are critical to our ongoing development of future products with even faster data rates, higher performance, and lower cost.

Optical Subassembly and Mechanical Design.  We established ourselves as a low-cost design leader beginning with our initial optical subsystems in 1992. From that base we have developed single-mode laser alignment approaches and low-cost, all-metal packaging techniques for improved electromagnetic interference, or EMI, performance and environmental tolerance. We develop our own component and packaging designs and integrate these designs with proprietary manufacturing processes that allow our products to be manufactured in high volume.

System Design.  The design of all of our products requires a combination of sophisticated technical competencies, including optical engineering, high-speed electrical design, digital and analog application specific IC, or ASIC, design and firmware and software engineering. We have built a substantial organization of engineers and scientists with skills in all of these areas. It is the integration and combination of these technical competencies that enables us to design and manufacture optical subsystem and component products that meet the needs of our customers.

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

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components provides significant cost savings as well as the ability to create unique, high performance components that are not commercially available. This enhances our competitive position in terms of performance, time-to-market and intellectual property. Most significantly, we design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our shorter distance transceivers for data communication applications. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. The acquisition of Ignis AS in May 2011 provided us, through Ignis' wholly owned subsidiary Syntune AB located in Sweden, with access to an internal source of tunable lasers for use in our 300-pin transponders and tunable XFP transceivers for telecommunication applications.

Competition

Several of our competitors in the optical subsystems and components market recently have been acquired or have announced plans to be acquired. These announcements reflect an ongoing realignment of industry capacity with market demand in order to restore the financial health of the optical subsystems industry. Despite this trend, the market for optical subsystems and components for use in data communication and telecommunication applications remains highly competitive. We believe the principal competitive factors in these markets are:

•	product performance, features, functionality and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	breadth of product line;

•	adoption of emerging industry standards;

•	service and support;

•	size and scope of distribution network;

•	brand name;

•	access to customers; and

•	size of installed customer base.

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Avago Technologies, JDS Uniphase and Opnext. Our principal competitors for optical transceivers sold for telecommunication applications include JDS Uniphase, Oclaro, Opnext and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase, Oclaro and Oplink. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our lower-cost manufacturing facilities in Ipoh, Malaysia and Shanghai, China. We believe that the recent introduction of a number of products for 10, 40 and 100 Gigabit Ethernet, or GigE, and parallel optics applications and recent design-wins for our WSS component and ROADM linecard products have strengthened our position in the optical subsystem market.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by two world-wide distributors, 13 international distributors, three domestic distributors, 19 domestic manufacturers’ representatives and four international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and our brand name. Key components of our marketing efforts include:

•
continuing our active participation in industry associations and standards committees to promote and further enhance Gigabit Ethernet, Fibre Channel and SONET/SDH/OTN technologies, promote standardization in the data communication and telecommunication markets, and increase our visibility as industry experts; and

•	leveraging major trade show events and conferences to promote our broad product lines.

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

Backlog

A substantial portion of our revenues is derived from sales to OEMs and system integrators through hub arrangements where revenue is generated as inventory that resides at these customers or their contract manufacturers is drawn down. Visibility as to future customer demand is limited in these situations. Most of our other revenues are derived from sales pursuant to individual purchase orders that remain subject to negotiation with respect to delivery schedules and are generally cancelable without significant penalties. Manufacturing capacity and availability of key components can also impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders at a particular time is a meaningful indicator of our future financial performance.

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. The acquisition of this facility has allowed us to transfer most of our manufacturing processes from contract manufacturers to a lower-cost manufacturing facility and to maintain greater control over our intellectual property. We expect to continue to use contract manufacturers for a portion of our manufacturing needs. We conduct a portion of our new product introduction operations at our Ipoh, Malaysia facility. We manufacture short wavelength parallel optical transceiver products and certain passive optical components used in our long wavelength transceiver products as well as ROADM linecards products and WSS assemblies, at our 180,000 square foot facility in Shanghai, China. We entered into a 50 year lease for 550,000 square feet of land in Wuxi, China, where we plan to build a manufacturing facility to manufacture products for both data communication and telecommunication applications. We manufacture WSS products in our 55,000 square foot facility in Sydney, Australia and certain telecommunication products in our 81,000 square foot facility in Horsham, Pennsylvania. We manufacture splitters in our 23,000 and 37,200 square foot facilities in GwangJu, Korea. We manufacture AWGs in our 56,000 square foot facility in Birkerod, Denmark. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, and Sydney, Australia facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver product at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, in our facility in Jarfalla, Sweden.

We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale and Fremont, California; Allen, Texas; Horsham, Pennsylvania; Shanghai, China; Ipoh, Malaysia; and Sydney, Australia are qualified under ISO 9001-9002.

Although we use standard parts and components for our products wherever possible, we currently purchase several key components from single or limited sources. Our principal single source components purchased from external suppliers include ASICs and certain DFB lasers that we do not manufacture internally. Generally, purchase commitments with our single or limited source suppliers are on a purchase order basis. We generally try to maintain a buffer inventory of key components. However, any interruption or delay in the supply of any of these components, or the inability to procure these components from alternate sources at acceptable prices and within a reasonable time, would substantially harm our business. In addition, qualifying additional suppliers can be time-consuming and expensive and may increase the likelihood of errors.

We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly and depend on factors such as the demand for such components in relation to each supplier’s manufacturing capacity, internal manufacturing capacity, contract terms and demand for a component at a given time.

Research and Development

In fiscal 2012, 2011 and 2010, our research and development expenses related to our continuing operations were $146.0 million, $117.3 million and $94.8 million, respectively. We believe that our future success depends on our ability to continue to enhance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially for products using active optical components that we design and manufacture. We work closely with our OEM and system integrator customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

We believe that our research and development efforts are key to our ability to maintain technical and business competitiveness and to deliver innovative products that address the needs of the market. However, there can be no assurance that our product development efforts will result in commercially successful products, or that our products will not be rendered obsolete by changing technology or new product announcements by other companies.

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 1,193 issued U.S. patents and approximately 180 patent applications with additional foreign counterparts. We cannot assure that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. See “Item 3. Legal Proceedings.” Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

The optical networking and communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in extensive litigation to protect our products against accusations of infringement. See "Item 3. Legal Proceedings." From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies in various jurisdictions that are important to our business, and such claims could result in additional litigation. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

As of April 30, 2012, we employed approximately 8,910 full-time employees and contractors, 824 of whom were located in the United States and 6,664 of whom were located at our production facilities in Ipoh, Malaysia and Shanghai, China. We also from time to time employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. We believe that there is a positive employee relations environment within our company.

Available Information

Our website is located at www.finisar.com. Electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on our website as soon as practicable after we electronically file such material with the Securities and Exchange Commission. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

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

     Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

  Our operating results could also be harmed by:

•	the continuation or worsening of the current global economic slowdown or economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

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

     As part of our ongoing initiatives to reduce the cost of revenues which will continue over the next several quarters, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be unsuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.

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

     A small number of customers have consistently accounted for a significant portion of our revenues. For example, sales to our top ten customers represented 59% of our revenues in fiscal 2012, 64% of our revenues in fiscal 2011 and 60% of our revenues in fiscal 2010. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced or delayed.

     The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunication systems manufacturers, and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our largest customers, that we will be able to attract additional customers or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our largest customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

     The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. In particular, we typically conduct pricing negotiations for our existing products with some of our largest telecommunication OEM customers in the last several months of the calendar year. Decreases in our average selling prices resulting from these negotiations typically become effective at the beginning of the next calendar year and generally have an adverse impact on our gross margins in future quarters. This impact is typically most pronounced in our fourth fiscal quarter ending April 30, when the impact of the new pricing is first felt over a full quarter. In order to sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

Our international business and operations expose us to additional risks.

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facility is located in Malaysia. We currently operate smaller facilities in Australia, China, Denmark, Israel, Korea and Sweden, and we are planning to build an expanded manufacturing facility in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

•	periodic changes in a specific country's or region's economic conditions, such as recession;

•
compliance with a wide variety of domestic and foreign laws and regulations and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	certification requirements;

•	environmental regulations;

•	inadequate protection of intellectual property rights in some countries;

•
potential political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers, suppliers and contract manufacturers are located;

•	preferences of certain customers for locally produced products;

•
difficulties and costs of staffing and managing international operations across different geographic areas and cultures, including assuring compliance with the U.S. Foreign Corrupt Practices Act and other U. S. and foreign anticorruption laws;

•	seasonal reductions in business activities in certain countries or regions; and

•	fluctuations in freight rates and transportation disruptions.

These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our products, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could have a material adverse effect on our business.
We will lose sales if we are unable to obtain government authorization to export certain of our products, and we would be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.

     Exports of certain of our products are subject to export controls imposed by the U.S. Government and administered by the United States Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, or EAR, administered by the Department of Commerce's Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the International Traffic in Arms Regulations, or ITAR, administered by the Department of State's Directorate of Defense Trade Controls, require a license. Certain of our fiber optics products are subject to EAR and certain of our RF-over-fiber products, as well as certain products developed with government funding, are currently subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation.

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

     Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on the United States and ongoing military actions in the Middle East, including the economic consequences of the war in Afghanistan or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

     In addition to our combination with Optium in August 2008 and our acquisition of Ignis ASA in May 2011, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

     The Optium merger, the Ignis acquisition, and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 18 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2012, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisition of Ignis. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2012, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $884,000 in such investments remaining on our balance sheet as of April 30, 2012 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

     As of April 30, 2012, we had net operating loss, or NOL, carryforward amounts of approximately $442.9 million for U.S. federal income tax purposes and $160.5 million for state income tax purposes, and tax credit carryforward amounts of approximately $19.9 million for U.S. federal income tax purposes and $12.6 million for state income tax purposes. The federal and state tax credit carryforwards will expire at various dates beginning in 2014 through 2030, and $600,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2015 through 2029, and $94.6 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

If we are unable to retain our key management and technical personnel and attract and retain additional key personnel as required, our business could be significantly harmed.

Our future success is substantially dependent upon the continued contributions of the members of our senior management team, many of whom have years of management, engineering, sales, marketing and manufacturing experience that would be difficult to replace. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we will need to increase the number of our technical staff members with experience in high‑speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. In making employment decisions, particularly in the high‑technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our common stock may adversely affect our ability to attract or retain key management and technical personnel. The loss of service of any our key management or technical employees, our inability to attract or retain qualified personnel in the future or delays in hiring key personnel, as required, could significantly harm our business. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have been subject to claims of this type and may be subject to such claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in the past as a defendant in patent infringement lawsuits, and we were recently found liable in a patent infringement lawsuit involving two of our cable TV products, each of which has subsequently been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010, the defendants raised counterclaims alleging patent infringement by us, and in a later case, the defendant also raised patent infringement counterclaims against us. In connection with our settlement of two of the cases, we received royalty free licenses to the patents involved. While, as a result of various procedural events in the 2010 lawsuit and a tolling agreement between the parties, certain patent counterclaims are not currently being asserted against us, such claims could be re-asserted against us in the future. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a user of our products in combination with other products that such use infringes proprietary rights of third parties could cause users to choose to not or be required to not utilize our products in such combination, which could harm our sales of such products. Any claims, against us or any use of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

March 8, 2011 Earnings Announcement Cases

The securities class action lawsuits related to our March 8, 2011 earnings announcement allege claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are Finisar and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. We have filed a motion to dismiss the case and this motion is pending.

The shareholder derivative lawsuits related to our March 8, 2011 earnings announcement have been filed in federal court and in California state court. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of Finisar. Named as defendants are the members of our board of directors, including our Chairman of the Board and our Chief Executive Officer, and our Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The California state cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.

Stock Option Cases

The stock option derivative cases have been consolidated into two proceedings pending in federal and state courts in California. The plaintiffs in all of these cases have alleged that certain current or former officers and directors of Finisar caused it to grant stock options at less than fair market value, contrary to our public statements (including statements in our financial statements), and that, as a result, those officers and directors are liable to Finisar. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against Finisar. The state court action has been stayed pending resolution of the consolidated federal court action. The individual defendants have filed motions to dismiss the federal court action, and these motions are pending.
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

     Our business and operating results are vulnerable to events outside of our control, such as earthquakes, floods, fire, power loss, telecommunication failures and uncertainties arising out of terrorist attacks in the United States and overseas. Our corporate headquarters and a portion of our manufacturing operations are located in California, and our principal manufacturing operations and those of most of our key suppliers and contract manufacturers are located in Asia. These areas have been vulnerable to natural disasters, such as earthquakes, floods and fires, and other risks which at times have disrupted the local economy and posed physical risks to our property. We are also dependent on communications links with our overseas manufacturing locations and would be significantly harmed if these links were interrupted for any significant length of time. We presently do not have adequate redundant, multiple site capacity if any of these events were to occur, nor can we be certain that the insurance we maintain against these events would be adequate.

The conversion of our outstanding convertible subordinated notes would result in substantial dilution to our current stockholders.

     As of April 30, 2012, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of 10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

     In addition, in September 2002, our board of directors adopted a stockholder rights plan under which our stockholders received one share purchase right for each share of our common stock held by them. Subject to certain exceptions, the rights become exercisable when a person or group (other than certain exempt persons) acquires, or announces its intention to commence a tender or exchange offer upon completion of which such person or group would acquire, 20% or more of our common stock without prior board approval. Should such an event occur, then, unless the rights are redeemed or have expired, our stockholders, other than the acquirer, will be entitled to purchase shares of our common stock at a 50% discount from its then-Current Market Price (as defined) or, in the case of certain business combinations, purchase the common stock of the acquirer at a 50% discount. The rights plan will terminate, and the rights will expire, on September 25, 2012 unless the plan is extended by further action of the board of directors. Should the rights plan terminate as scheduled, the board of directors could adopt a similar plan in the future if it determines that such action is in the best interests of the stockholders.

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

None.

Item 2. Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of April 30, 2012 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Ipoh, Malaysia	Manufacturing operations	640,000
GwangJu, Korea	Manufacturing operations	37,200
Leased
Wuxi, China	Manufacturing operations	603,000
Shanghai, China	General administrative and manufacturing operations of our subsidiary, Finisar Shanghai Inc.	180,000
Allen, Texas	Principal manufacturing operations for our AOC division. A portion of this facility is currently subleased.	160,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Horsham, Pennsylvania	Manufacturing, research and development, engineering, sales and administration, executive offices	81,000
Fremont, California	Wafer fabrication operations	56,000
Birkerod, Denmark	Manufacturing, research and development, engineering, administration offices. A portion of this facility is currently subleased	56,000
Sydney, Australia	Manufacturing, research and development, engineering, administration offices	55,000
GwangJu, Korea	General administrative, sales and manufacturing operations of our subsidiary, Finisar Korea Co. Ltd.	22,900
Nes Ziona, Israel	Research and development, engineering and manufacturing operations	16,700
Shenzhen, China	Manufacturing operations	16,000
Singapore	Research and development and logistics	13,600
Jarfalla, Sweden	Manufacturing, research and development, engineering, administration offices	13,500
Kista, Sweden	Manufacturing, research and development, engineering, administration offices	9,100
Suzhou, China	Research and development and manufacturing operations	6,750
Hyderabad, India	Information technology support center	6,250
Beijing, China	Research and development	4,550
Oslo, Norway	General administrative, sales and marketing offices	4,100
Champaign, Illinois	Research and development	2,500

The leased property in Wuxi, China, includes 550,000 square feet of land leased for 50 years where we plan to build a manufacturing operations facility. We believe our properties are in good condition and are suitable for these present uses. We also believe that our existing and facilities and our planned facility in Wuxi, China will be adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

The material set forth in Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable

Executive Officers of the Registrant

Information concerning our current executive officers as of June 15, 2012 is as follows:

Name	Position(s)	Age
Jerry S. Rawls	Chairman of the Board	67
Eitan Gertel	Chief Executive Officer	50
Kurt Adzema	Executive Vice President, Finance and Chief Financial Officer	43
Christopher E. Brown	Executive Vice President, General Counsel and Secretary	44
John H. Clark	Executive Vice President, Technology and Global Research and Development	62
Todd Swanson	Executive Vice President, Sales and Marketing	40
Joseph A. Young	Executive Vice President, Global Operations	55
Mark Colyar	Senior Vice President and General Manager	48

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

Eitan Gertel has served as our Chief Executive Officer and as a director since the completion of the Optium merger in August 2008. Mr. Gertel served as Optium’s President and as a director from March 2001 and as Chief Executive Officer and Chairman of the Board of Optium from February 2004 through the completion of the Optium merger. Mr. Gertel worked as President and General Manager of the former transmission systems division of JDS Uniphase Corporation from 1995 to 2001. JDS Uniphase is a provider of broadband test and management solutions and optical products. Mr. Gertel holds a B.S.E.E. from Drexel University.

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

Mark Colyar has served as our Senior Vice President, Operations and Engineering since the completion of the Optium merger in August 2008. Mr. Colyar served as Optium’s Senior Vice President of Engineering from April 2001 through the completion of the merger and also served as General Manager of Optium’s U.S. operations from February 2004 through the completion of the merger. Mr. Colyar served in various positions at JDS Uniphase’s former TSD division from November 1995 to April 2001, including Director of Sales and Marketing, Vice President of Engineering and Vice President of Operations. Mr. Colyar holds a B.S.E.E. from Drexel University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2012 Quarter Ended:
April 30, 2012	$23.41	$16.44
January 29, 2012	$21.80	$14.78
October 30, 2011	$21.89	$12.55
July 31, 2011	$27.22	$14.65
Fiscal 2011 Quarter Ended:
April 30, 2011	$43.23	$21.14
January 30, 2011	$34.76	$17.01
October 31, 2010	$21.28	$12.24
August 1, 2010	$17.67	$13.00

According to records of our transfer agent, we had 375 stockholders of record as of May 31, 2012 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2012, 2011 and 2010 and the balance sheet data as of April 30, 2012 and 2011 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2009 and 2008 and the balance sheet data as of April 30, 2010, 2009 and 2008 are derived from audited financial statements not included in this report.

	Fiscal Years Ended April 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$952,579	$948,787	$629,880	$497.058	$401,625
Income (loss) from continuing operations before non-controlling interest	$43,014	$88,379	$(22,806)	$(262.492)	$(32,844)
Income (loss) per share from continuing operations- basic	$0.47	$1.10	$(0.35)	$(4.99)	$(0.85)
Income (loss) per share from continuing operations- diluted	$0.46	$1.00	$(0.35)	$(4.99)	$(0.85)
Balance Sheet Data:
Total assets	$969,427	$885,149	$626,730	$380,388	$479,740
Long-term debt	$—	$—	$19,250	$21,412	$5,638
Convertible notes	$40,015	$40,015	$128,839	$134,255	$238,487

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years ended April 30, 2012. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in building these networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-Gbps bandwidth over several wavelengths on the same fiber.

We also provide products known as WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical channels, each with its own specific optical wavelength. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a ROADM.

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications.

Demand for our products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic driven by video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as the result of proliferation of smartphones, tablet computers, and other mobile devices.

     Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products including lasers, photodetectors and ICs, designed by our internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

     We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Nokia-Siemens and Tellabs, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and CATV operators, collectively referred to as carriers.
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
Since October 2000, we have completed the acquisition of two publicly-held companies. We have also completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

Recent Developments

Acquisition of Ignis ASA

During the first quarter of fiscal 2012, we completed the acquisition of Ignis ASA (“Ignis”), a Norwegian company traded on the Oslo Stock Exchange. Ignis is an innovative provider of optical components and network solutions for fiber optic communications. It operates globally through four subsidiaries: Fi-ra Photonics in Korea (71.8% owned) and wholly-owned subsidiaries Syntune in Sweden, Ignis Photonyx in Denmark, and SmartOptics in Norway. Ignis' product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks. We believe that this acquisition will provide us with a secure supply of Ignis’ tunable laser products which we believe have the highest performance of any such devices currently available in the market; further our vertical integration strategy by providing an internal source of these devices, which we currently purchase on the merchant market; enable us to offer our customers a number of new 40 and 100 Gbps products based on the advanced optical device integration technologies of Ignis’ various business units; and allow us to expand our product portfolio to include a number of other products incorporating innovative technologies and focus on attractive growth markets. For additional information regarding this acquisition, see "Part II, Item 8, Financial Statements and Supplementary Data - Note 5. Acquisition of Ignis ASA."

Arbitration Resolution and Settlement

During the second quarter of fiscal 2012, we received a favorable decision by an arbitrator in an intellectual property dispute unrelated to current or future quarters awarding us $7.4 million.  Pursuant to a subsequent settlement reached between the parties involved, we received $7.9 million in full and final settlement of the matter. The full and final settlement included the original award of $7.4 million plus $500,000 interest earned for the period between the date of the decision and the actual payment date. The original award of $7.4 million is recognized as general and administrative expense, and the interest received is recorded as interest income in the consolidated statement of operations for the year ended April 30, 2012.

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See Note 2 to our consolidated financial statements included elsewhere in this report for more information about these critical accounting policies, as well as a description of other significant accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 30, 2012 compared to prior years.

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

Investment in Equity Securities

For strategic reasons, we may make minority investments in private or public companies or extend loans or receive equity or debt from these companies for services rendered or assets sold. Our minority investments in private companies are primarily motivated by our desire to gain early access to new technology. Our investments in these companies are passive in nature in that we generally do not obtain representation on the boards of directors. Our investments have generally been part of a larger financing in which the terms were negotiated by other investors, typically venture capital investors. These investments are generally made in exchange for preferred stock with a liquidation preference that helps protect the underlying value of our investment. At the time we made our investments, in most cases the companies had not completed development of their products and we did not enter into any significant supply agreements with the companies in which we invested. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, we evaluate the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. Our policy is to recognize an impairment in the value of our minority equity investments when clear evidence of an impairment exists, such as (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. Future adverse changes in market conditions or poor operating results at any of the companies in which we hold a minority position could result in an impairment of our investment and/or an inability to recover the carrying value of these investments.

Business Combinations

We apply the provisions of the Financial Accounting Standards Board's Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including our acquisition of Ignis ASA in May 2011. Under ASC 805, the purchase price is equivalent to the fair value of consideration transferred on the date of the business combination, tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value, and goodwill is recognized for any excess of purchase price over the net fair value of assets acquired and liabilities assumed.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date including our estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

At April 30, 2012, the carrying value of goodwill and intangible assets was $81.4 million and $45.2 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation cost for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases under our Employee Stock Purchase Plan is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense for expected-to-vest stock-based awards that were granted on or prior to April 30, 2006 was valued under the multiple-option approach and will continue to be amortized using the accelerated attribution method. Subsequent to April 30, 2006, compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.

We measure the fair value of restricted stock units using the market value on the grant date.

We estimate the fair value of employee stock options and stock purchases under our Employee Stock Purchase Plan on the date of grant using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

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

Accounting for Income Taxes

We apply the liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. We reduce the deferred tax assets by recording a valuation allowance that is calculated in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and will maintain it until sufficient positive evidence exists to support a reversal.

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

Results of Operations
The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended April 30,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.6	66.6	70.7
Amortization of acquired developed technology	0.7	0.5	0.8
Gross profit	28.7	32.9	28.5
Operating expenses:
Research and development	15.3	12.4	15.0
Sales and marketing	4.2	3.8	4.9
General and administrative	4.7	4.8	5.8
Restructuring charges	—	—	0.7
Amortization of purchased intangibles	0.4	0.2	0.3
Impairment of goodwill	—	—	—
Total operating expenses	24.6	21.2	26.7
Income from operations	4.1	11.7	1.8
Interest income	0.1	0.1	—
Interest expense	(0.4)	(0.7)	(1.4)
Loss on debt extinguishment	—	(0.9)	(4.0)
Other income (expense), net	0.9	(0.5)	(0.3)
Income (loss) from continuing operations before income taxes and non-controlling interest	4.7	9.7	(3.9)
Provision (benefit) for income taxes	0.2	0.5	(0.3)
Income (loss) from continuing operations before non-controlling interest	4.5	9.2	(3.6)
Income (loss) from discontinued operations, net of income taxes	—	—	5.8
Consolidated net income	4.5	9.2	2.2
Adjust for net income attributable to non-controlling interest	—	—	—
Net income attributable to Finisar Corporation	4.5%	9.2%	2.2%

Comparison of Fiscal Years Ended April 30, 2012 and 2011
Revenues.  Revenues increased $3.8 million, or 0.4%, to $952.6 million in fiscal 2012 compared to $948.8 million in fiscal 2011.
The following table sets forth the changes in revenues by market application (in thousands):

	For Fiscal Years Ended April 30,
	2012	2011	Change	% Change
Datacom revenue	$537,331	$478,245	$59,086	12.4%
Telecom revenue	415,248	470,542	(55,294)	(11.8)%
Total revenues	$952,579	$948,787	$3,792	0.4%
Datacom revenue for fiscal 2012 increased compared to fiscal 2011, primarily as a result of an increase in the market demand for our datacom products as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue decreased for fiscal 2012 compared to fiscal 2011, primarily as a result of a decline in market demand for our telecom products due to adjustments of inventory levels at some of our telecom customers and the cyclical nature of telecom service provider spending influenced by timing of network expansion and general macroeconomic conditions, partially offset by the inclusion of approximately three and one-half quarters of Ignis telecom revenue, representing $44.0 million.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $1.6 million, or 34.7%, to $6.3 million in fiscal 2012 compared to $4.7 million in fiscal 2011. The increase was due to the amortization of the acquired developed technology related to the Ignis acquisition.

Gross Profit. Gross profit decreased $38.9 million, or 12.5%, to $273.3 million in fiscal 2012 compared to $312.3 million in fiscal 2011. Gross profit as a percent of revenues decreased by 4.2%, from 32.9% in fiscal 2011 to 28.7% in fiscal 2012. We recorded charges of $23.9 million for obsolete and excess inventory in fiscal 2012 compared to $19.1 million in fiscal 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $13.3 million in fiscal 2012 and $12.8 million in fiscal 2011. As a result, we recognized a net charge of $10.6 million in fiscal 2012 compared to $6.3 million in fiscal 2011. Cost of revenues included stock-based compensation charges of $5.8 million in fiscal 2012 and $4.6 million in fiscal 2011. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $296.0 million, or 31.1% of revenues, in fiscal 2012 compared to $327.9 million, or 34.6% of revenues, in fiscal 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs, as well as under-utilization of certain manufacturing facilities, higher amortization of acquired developed technology, higher net charges for excess and obsolete inventory and consolidation of the financial results of Ignis, whose products have an average gross margin lower than the overall corporate average gross margin.

     Research and Development Expenses. Research and development expenses increased $28.7 million, or 24.5%, to $146.0 million in fiscal 2012 compared to $117.3 million in fiscal 2011. The increase was due to increases in employee related expenses, costs of materials associated with new product development, and the consolidation of financial results of Ignis. Included in research and development expenses were stock-based compensation charges of $8.4 million in fiscal 2012 and $6.3 million in fiscal 2011. Research and development expenses as a percent of revenues increased to 15.3% in fiscal 2012 compared to 12.4% in fiscal 2011.

     Sales and Marketing Expenses. Sales and marketing expenses increased $4.2 million, or 11.8%, to $40.4 million in fiscal 2012 compared to $36.2 million in fiscal 2011. The increase was primarily due to increases in employee related expenses and the consolidation of financial results of Ignis. Included in sales and marketing expenses were stock-based compensation charges of $2.9 million in fiscal 2012 and $2.1 million in fiscal 2011. Sales and marketing expenses as a percent of revenues increased to 4.2% in fiscal 2012 compared to 3.8% in fiscal 2011.

     General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 2.5%, to $44.4 million in fiscal 2012 compared to $45.6 million in fiscal 2011. The decrease was primarily due to a non-recurring gain of $7.4 million related to a favorable decision by an arbitrator in an intellectual property dispute and a $3.5 million loss accrual in fiscal 2011 for damages payable as the result of an unfavorable judgment in a patent infringement lawsuit which was partially offset by a non-recurring net gain of $2.4 million related to the settlement of another legal proceeding in fiscal 2011. The decrease was partially offset by the consolidation of the financial results of Ignis. Included in general and administrative expenses were stock-based compensation charges of $7.2 million in fiscal 2012 and $5.0 million in fiscal 2011. General and administrative expenses as a percent of revenues decreased to 4.7% in fiscal 2012 compared to 4.8% in fiscal 2011.

Restructuring Costs (Recoveries). During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to reduce our future net liability related to this facility.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $2.0 million, or 128.2%, to $3.5 million in fiscal 2012 compared to $1.5 million in fiscal 2011. The increase was due to the amortization of certain intangibles related to the acquisition of Ignis.

     Interest Income. Interest income increased $543,000 to $1.1 million in fiscal 2012 compared to $530,000 in fiscal 2011. The increase was primarily due to interest earned on the funds associated with the favorable decision by an arbitrator in the intellectual property dispute discussed above for the period between the date of decision and actual payment date.

Interest Expense. Interest expense decreased $2.7 million, or 41.6%, to $3.7 million in fiscal 2012 compared to $6.4 million in fiscal 2011. The decrease was primarily related to lower outstanding debt due to partial extinguishment of convertible debt and repayment of long-term bank loans during fiscal 2011. Interest expense for fiscal 2012 included $2.9 million related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments acquired with the acquisition of Ignis. Interest expense also included $500,000 in accretion of the contingent consideration associated with the acquisition of Ignis. Interest expense for fiscal 2011 included $4.2 million related to our 5% Convertible Subordinated Notes due October 2029, $1.5 million related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issue discount created by the conversion option in the 2.5% Senior Subordinated Convertible Notes, as interest expense over the term of the instrument using the interest method.

 Loss on Debt Extinguishment. During the first quarter of 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our consolidated statement of operations for fiscal 2012. In fiscal 2011, we entered into privately-negotiated agreements with existing holders of our 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $60.0 million principal amount of the notes for shares of our common stock. We recognized loss on debt extinguishment of $8.3 million on these exchanges, representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. This loss on debt extinguishment compares to $11.2 million of interest expense that would have been payable with respect to the $60.0 million in exchanged notes through their first maturity date in October 2014 had such notes not been exchanged.

 Other Income (Expense), Net. Other income was $8.8 million in fiscal 2012 compared to other expense of $4.7 million in fiscal 2011. Other income in fiscal 2012 primarily consisted of a gain of $5.4 million related to the fair value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011 and a gain of $4.9 million related to the fair value remeasurement of the contingent consideration liability related to the Ignis acquisition. This income was partially offset by $756,000 of amortization of debt issuance costs related to our convertible notes and $619,000 of our proportionate share of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment using the equity method. Other expense in fiscal 2011 primarily consisted of foreign exchange losses of $1.9 million, $1.2 million of amortization of debt issuance costs related to our convertible notes, and $600,000 of amortization of issuance costs related to other debt.

Provision for Income Taxes. We recorded income tax provisions of $2.0 million and $4.4 million, for fiscal 2012 and fiscal 2011, respectively. The income tax provisions for fiscal 2012 and 2011 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized. We calculated the valuation allowance in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carry-forwards, applicable tax rates and tax planning strategies. We review the valuation allowance quarterly and will maintain it until sufficient positive evidence exists to support a reversal. If we conclude that sufficient positive evidence exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.

Non-controlling interest. Non-controlling interest for fiscal 2012 represents $187,000 of the minority shareholders' proportionate share of the net loss of Ignis offset by $208,000 of the minority shareholders' proportionate share of the net income of Fi-ra.

Comparison of Fiscal Years Ended April 30, 2011 and 2010

Revenues.  Revenues increased $318.9 million, or 50.6%, to $948.8 million in fiscal 2011 compared to $629.9 million in fiscal 2010.

The following table sets forth the changes in revenues by market segment and speed (in thousands):

	For Fiscal Years Ended April 30,
	2011	2010	Change	% Change
Datacom revenue	$478,245	$352,136	$126,109	35.8%
Telecom revenue	470,542	277,744	192,798	69.4%
Total revenues	$948,787	$629,880	$318,907	50.6%

The increase in revenues for fiscal 2011 compared to fiscal 2010 reflects the impact of a combination of factors including increased spending on infrastructure by business enterprises and telecommunication companies as they deal with the ongoing growth in bandwidth through their networks as well as improvement in general economic conditions that contributed to an increase in information technology infrastructure spending. Additionally, we believe that we achieved an increase in our market share, particularly for higher speed products, due in part to the qualification of several products for higher speed applications at certain customers and our entry into new markets.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $85,000, or 1.8%, to $4.7 million in fiscal 2011 compared to $4.8 million in fiscal 2010. The decrease was primarily due to full amortization of certain technology acquired in connection with the Honeywell acquisition in fiscal 2004.

Gross Profit.  Gross profit increased $132.5 million, or 73.7%, to $312.3 million in fiscal 2011 compared to $179.7 million in fiscal 2010. Gross profit as a percentage of total revenues increased by 4.4%, from 28.5% in fiscal 2010 to 32.9% in fiscal 2011. We recorded charges of $19.1 million for obsolete and excess inventory in fiscal 2011 compared to $23.0 million in fiscal 2010. We sold inventory that was written-off in previous periods resulting in a benefit of $12.8 million in fiscal 2011 and $15.1 million in fiscal 2010. As a result, we recognized a net charge of $6.3 million in fiscal 2011 compared to $7.9 million in fiscal 2010. Manufacturing overhead included stock-based compensation charges of $4.6 million in fiscal 2011 and $4.2 million in fiscal 2010. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $327.9 million, or 34.6% of revenue, in fiscal 2011 compared to $196.6 million, or 31.2% of revenue in fiscal 2010. The increase in gross margin primarily reflects the benefits of higher manufacturing unit volume and the increase in sales of higher margin high speed components and ROADM products partially offset by the unfavorable impact of lower pricing on some products. Although revenues increased by 50.6% in fiscal 2011, manufacturing overhead costs increased only 32% compared to fiscal 2010, primarily due to greater utilization of fixed manufacturing capacity.

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

General and Administrative Expenses.  General and administrative expenses increased $8.8 million or 24.0%, to $45.6 million in fiscal 2011 compared to $36.8 million in fiscal 2010. The increase was primarily due to the $3.5 million accrual for damages payable as the result of an unfavorable judgment in the JDS Uniphase and Emcore Corporation litigation described above, and an increase in personnel related costs, partially offset by $2.4 million of litigation settlement income net of legal costs associated with the settlement with Source Photonics Inc. described above. Included in general and administrative expenses were stock-based compensation charges of $5.0 million in fiscal 2011 and $3.4 million in fiscal 2010. General and administrative expenses as a percent of revenues decreased to 4.8% in fiscal 2011 compared to 5.8% in fiscal 2010.

Amortization of Purchased Intangibles.  Amortization of purchased intangibles decreased $497,000, or 24.5%, to $1.5 million in fiscal 2011 compared to $2.0 million in fiscal 2010. The decrease was primarily due to the full amortization of certain intangibles acquired in the Optium merger in fiscal 2009.
Interest Income.  Interest income increased $386,000 to $530,000 in fiscal 2011 compared to $144,000 in fiscal 2010. The increase was due primarily to increase in our cash balances reflecting the receipt of $131.1 million in net proceeds from our common stock offering in March 2010 and $117.9 million in net proceeds from our common stock offering in December 2010.

Interest Expense.  Interest expense decreased $2.6 million, or 28.9%, to $6.4 million in fiscal 2011 compared to $9.0 million in fiscal 2010. The decrease was primarily related to lower outstanding debt due to repayment of $47.5 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and our 2 1/2% Convertible Senior Subordinated Notes due 2010 pursuant to exchange offers in the second quarter of fiscal 2010 and repurchases of $13.0 million principal amount of our 2 1/2% Convertible Subordinated Notes and $51.9 million of our 2 1/2% Convertible Senior Subordinated Notes in the second quarter of fiscal 2010 and repayment of $3.9 million principal amount of our 2 1/2% Convertible Subordinated Notes due 2010 and $25.7 million principal amount of our 2 1/2% Convertible Senior Subordinated Notes due 2010 in the second quarter of fiscal 2011. Interest expense for fiscal 2011 included $4.2 million related to our 5% Convertible Subordinated Notes due October 2029, $1.5 million related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issued discount created by the conversion option in the 2.5% Senior Subordinated Convertible Notes, as interest expense over the term of the instrument using the interest method. Interest expense for fiscal 2010 included $2.7 million related to our 5% Convertible Subordinated Notes due October 2029, $1.8 million related to our convertible subordinated notes which were fully repaid in October 2010, a non-cash charge of $3.0 million related to the accounting for our senior convertible notes and $1.5 million related to various other debt instruments.

Loss on Debt Extinguishment.  As described above, in fiscal 2011, we entered into privately-negotiated agreements with existing holders of our 5% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $60.0 million in principal amount of the notes for shares of our common stock. We recognized loss on debt extinguishment of $8.3 million on these exchanges, representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. This loss on debt extinguishment compares to $11.2 million of interest expense that would have been payable with respect to the $60.0 million in exchanged notes through their first maturity date in October 2014 had such notes not been exchanged.

Other Income (Expense), Net.  Other expense was $4.7 million in fiscal 2011 compared to $1.9 million in fiscal 2010. Other expense in fiscal 2011 primarily consisted of foreign exchange losses of $1.9 million, $1.2 million of amortization of debt issuance costs for our 5% Convertible Senior Notes and $0.6 million of amortization of issuance costs related to other debt. Other expense in fiscal 2010 was primarily due to a $2 million write-down of a minority interest investment as the decline in its value was other than temporary.

Provision for Income Taxes.  We recorded an income tax provision of $4.4 million and an income tax benefit of $1.6 million for fiscal 2011 and fiscal 2010, respectively. The income tax provision for fiscal 2011 represents current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding timing and extent of future profitability, we have recorded a valuation allowance to offset our deferred tax assets which represent future income tax benefits associated with our operating losses because we do not believe it is more likely than not these assets will be realized. The income tax benefit for fiscal 2010 included minimum state taxes of $400,000, federal refundable credits of $500,000 and foreign income tax benefit of $1.5 million arising in certain foreign jurisdictions in which the Company conducts business.

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

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $75.1 million in fiscal 2012 compared to $95.4 million in fiscal 2011 and $11.8 million in fiscal 2010. Cash provided by operating activities in fiscal 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $73.2 million, and cash used for working capital requirements primarily related to increases in inventory and decreases in accounts payable offset by decreases in accounts receivables. Accounts receivable decreased by $11.9 million primarily due to strong collections near the end of the year. Inventory increased by $21.3 million due to increased purchases to support projected increased levels of sales. Accounts payables decreased due to higher payments made near the end of the year.
Net cash provided by operating activities in fiscal 2011 consisted of net income, adjusted for depreciation, amortization and other non-cash items totaling $71.5 million and cash used for working capital requirements primarily related to increases in accounts receivable and inventory. Accounts receivable increased by $40.8 million primarily due to the increase in shipments. Inventory increased by $37.1 million due to increased purchases to support increased sales.
Net cash provided by operating activities in fiscal 2010 consisted of net income adjusted for depreciation, amortization and other non-cash items totaling $45.9 million offset by a $46.8 million increase in working capital primarily related increases in accounts receivable and inventories offset by increase in accounts payable. Accounts receivable increased by $45.8 million primarily due to increase in shipments and no sales of accounts receivable under our non-recourse accounts receivable purchase agreement with Silicon Valley Bank which was terminated in October 2009. We sold $37.7 million of accounts receivable under this agreement in fiscal 2009. Inventory increased by $26.7 million and accounts payable increased by $28.4 million due to an increase in purchases to support increased sales.
Cash Flows from Investing Activities
Net cash used in investing activities totaled $148.6 million in fiscal 2012 compared to $96.3 million in fiscal 2011 and net cash provided by investing activities of $10.6 million in fiscal 2010. Net cash used in investing activities in fiscal 2012 primarily consisted of $71.2 million related to the acquisition of Ignis and expenditures of $77.0 million for capital equipment.
Net cash used in investing activities in fiscal 2011 represented expenditures of $64.1 million for capital equipment and $32.2 million for investment in Ignis which was accounted for under the equity method prior to the completion of the acquisition in May 2011.

Net cash provided by investing activities in fiscal 2010 primarily consisted of the $40.7 million received from sale of the assets of our Network Tools Division to JDS Uniphase on July 15, 2009. We also received $1.2 million in cash in the first quarter of fiscal 2010 from the sale of a promissory note and all of the preferred stock that we received as consideration for the sale of a product line in the first quarter of fiscal 2009. These receipts were partially offset by $31.4 million of expenditures for capital equipment.

Cash Flows from Financing Activities
Net cash used in financing activities totaled $6.7 million in fiscal 2012 compared to net cash provided by financing activities of $108.6 million in fiscal 2011 and $147.5 million in fiscal 2010. Cash used in financing activities in fiscal 2012 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $15.6 million, partially offset by additional borrowings of $1.8 million by Fi-ra (Ignis' Korean subsidiary) and proceeds from the exercise of stock options and share purchases under our stock purchase plan totaling $7.1 million.
Cash provided by financing activities in fiscal 2011 primarily consisted of net proceeds from our common stock offering of $117.9 million and proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $39.5 million, partially offset by repayments of convertible notes totaling $29.6 million and repayments of long-term debt of $19.3 million.
Cash used in financing activities in fiscal 2010 primarily consisted of $98.1 million in net proceeds from the issuance of our 5.0% Convertible Senior Notes due 2029, $131.1 million in net proceeds from our common stock offering, $5.5 million of bank borrowings by our Chinese subsidiary and $8.4 million from the exercise of stock options and share purchases under our employee stock purchase plan partially offset by $88.0 million of cash used to purchase outstanding convertible notes and $7.7 million of repayments of long-term debt.
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 30, 2012 totaled $191.0 million, as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Short-term debt	$3,150	$3,150	$—	$—	$—
Convertible debt	40,015	—	40,015	—	—
Interest on debt (a)	5,018	2,017	3,001	—	—
Operating leases (b)	57,932	11,117	16,400	13,009	17,406
Purchase obligations (c)	84,929	84,929	—	—	—
Total contractual obligations	$191,044	$101,213	$59,416	$13,009	$17,406
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

Short-term debt consists of bank loans that resulted from our acquisition of Ignis. These loans matured at various dates through June 2012.

Convertible debt consists of convertible senior notes in the aggregate principal amount of $40 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of April 30, 2012, the liability for these purchase commitments of $2.0 million has been expensed and recorded on the consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.
Sources of Liquidity and Capital Resource Requirements

At April 30, 2012, our principal sources of liquidity consisted of $234.5 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Of this cash and cash equivalents, $35.9 million was held by our foreign subsidiaries as of April 30, 2012.

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

Off-Balance-Sheet Arrangements
At April 30, 2012 and April 30, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 30, 2012, we had $40.0 million of convertible notes with a fixed interest rate of 5% outstanding. The fair value of this debt as of April 30, 2012 was approximately $73.7 million, based on the market price of the notes in the open market as of or close to April 30, 2012. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 30, 2012, we had an investment in one privately-held company that totaled $884,000 and was accounted for under the cost method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. The Company concluded that there were sufficient indicators during the fourth quarter of 2012 and second quarter of fiscal 2010 to require an impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee at a rate per share lower than the value at which the investment was then being carried. The Company determined that the value of its minority equity investment was impaired and thus recorded a $616,000 and $2.0 million impairment loss. No such impairment was recorded in fiscal 2011. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
We have subsidiaries located in China, Malaysia, Israel, Australia, Korea, Norway, Sweden, Denmark, India and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 29, 2012

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30,
	2012	2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$234,544	$314,765
Accounts receivable, net of allowance for doubtful accounts of $1,311 at April 30, 2012 and 1,324 at April 30, 2011	167,760	168,386
Accounts receivable, other	21,004	12,733
Inventories	218,432	187,617
Deferred tax assets	234	—
Prepaid expenses	25,248	9,906
Total current assets	667,222	693,407
Property, equipment and improvements, net	163,817	125,693
Purchased technology, net	17,322	7,332
Other intangible assets, net	27,855	10,107
Goodwill	81,431	—
Minority investments	884	12,289
Equity method investment	—	31,142
Other assets	10,896	5,179
Total assets	$969,427	$885,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,339	$76,288
Accrued compensation	27,090	24,525
Other accrued liabilities (Note 11)	20,871	25,112
Deferred revenue	8,970	8,064
Short-term debt (Note 13)	3,150	—
Total current liabilities	132,420	133,989
Long-term liabilities:
Convertible debt (Note 12)	40,015	40,015
Other non-current liabilities	15,175	11,988
Deferred tax liabilities	1,972	—
Total liabilities	189,582	185,992
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 30, 2012 and April 30, 2011	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 91,451,615 shares issued and outstanding at April 30, 2012 and 89,903,095 shares issued and outstanding at April 30, 2011	91	90
Additional paid-in capital	2,309,219	2,275,600
Accumulated other comprehensive income	28,720	32,966
Accumulated deficit	(1,566,506)	(1,609,499)
Finisar Corporation stockholders' equity	771,524	699,157
Non-controlling interest	8,321	—
Total stockholders' equity	779,845	699,157
Total liabilities and stockholders’ equity	$969,427	$885,149

See accompanying notes.
FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended April 30,
	2012	2011	2010
	(In thousands, except per share data)
Revenues	$952,579	$948,787	$629,880
Cost of revenues	672,924	631,831	445,370
Amortization of acquired developed technology	6,311	4,684	4,769
Gross profit	273,344	312,272	179,741
Operating expenses:
Research and development	146,003	117,281	94,770
Sales and marketing	40,424	36,165	30,702
General and administrative	44,419	45,579	36,772
Restructuring charges (recoveries)	(322)	—	4,173
Amortization of purchased intangibles	3,494	1,531	2,028
Total operating expenses	234,018	200,556	168,445
Income from operations	39,326	111,716	11,296
Interest income	1,073	530	144
Interest expense	(3,716)	(6,365)	(8,957)
Loss on debt extinguishment	(419)	(8,340)	(25,039)
Other income (expense), net	8,755	(4,715)	(1,890)
Income (loss) from continuing operations before income taxes and non-controlling interest	45,019	92,826	(24,446)
Provision (benefit) for income taxes	2,005	4,447	(1,640)
Income (loss) from continuing operations before non-controlling interest	$43,014	$88,379	$(22,806)
Income (loss) from discontinued operations, net of income taxes	—	(284)	36,937
Consolidated net income	$43,014	$88,095	$14,131
Adjust for net income attributable to non-controlling interest	(21)	—	—
Net income attributable to Finisar Corporation	$42,993	$88,095	$14,131

Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic:
Income (loss) per share from continuing operations	$0.47	$1.10	$(0.35)
Income per share from discontinued operations	$—	$—	$0.57
Net income per share	$0.47	$1.10	$0.22
Diluted:
Income (loss) per share from continuing operations	$0.46	$1.00	$(0.35)
Income per share from discontinued operations	$—	$—	$0.57
Net income per share	$0.46	$1.00	$0.22
Shares used in computing net income (loss) per share:
Basic	90,823	80,582	64,952
Diluted	94,186	92,715	64,952

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar's Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 30, 2009	59,686,507	$60	$1,831,224	$2,662	$(1,711,725)	$122,221	$—	$122,221
Net income	—	—	—	—	14,131	14,131	—	14,131
Change in cumulative foreign currency translation adjustment	—	—	—	13,108	—	13,108	—	13,108
Change in unrealized loss on available-for-sale investments	—	—	—	21	—	21	—	21
Comprehensive income						27,260	—	27,260
Issuance of shares pursuant to equity plans	1,555,694	1	4,861	—	—	4,862	—	4,862
Issuance of shares pursuant to employee stock purchase plan	1,256,571	1	3,604	—	—	3,605	—	3,605
Share-based compensation expense	—	—	15,860	—	—	15,860	—	15,860
Income tax benefit from exercise of stock option	—	—	112	—	—	112	—	112
Shares issued on conversion of convertible debt	3,539,048	4	16,379	—	—	16,383	—	16,383
Reacquisition of convertible debt equity component	—	—	(226)	—	—	(226)	—	(226)
Loss on conversion of convertible debt	—	—	27,477	—	—	27,477	—	27,477
Issuance of common stock pursuant to public offering	9,787,093	10	131,082	—	—	131,092	—	131,092
Balance at April 30, 2010	75,824,913	$76	$2,030,373	$15,791	$(1,697,594)	$348,646	$—	$348,646
Net income	—	—	—	—	88,095	88,095	—	88,095
Change in cumulative foreign currency translation adjustment	—	—	—	17,175	—	17,175	—	17,175
Comprehensive income						105,270	—	105,270
Issuance of shares pursuant to equity plans, net of tax withholdings	3,356,572	3	34,409	—	—	34,412	—	34,412
Issuance of pursuant to employee stock purchase plan	698,982	1	5,097	—	—	5,098	—	5,098
Share-based compensation expense	—	—	18,660	—	—	18,660	—	18,660
Shares issued on conversion of convertible debt	5,882,628	6	69,159	—	—	69,165	—	69,165
Issuance of common stock pursuant to public offering	4,140,000	4	117,902	—	—	117,906	—	117,906
Balance at April 30, 2011	89,903,095	$90	$2,275,600	$32,966	$(1,609,499)	$699,157	$—	$699,157
Net income	—	—	—	—	42,993	42,993	21	43,014
Change in cumulative foreign currency translation adjustment	—	—	—	(4,246)	—	(4,246)	—	(4,246)
Comprehensive income						38,747	21	38,768
Non-controlling interest at acquisition	—	—	—	—	—	—	8,300	8,300
Issuance of shares pursuant to equity plans, net of tax withholdings	1,118,169	1	2,358	—	—	2,359	—	2,359
Issuance of shares pursuant to employee stock purchase plan	334,464	—	4,744	—	—	4,744	—	4,744
Share-based compensation expense	—	—	24,225	—	—	24,225	—	24,225
Employer contribution to defined contribution retirement plan	95,887	—	2,292	—	—	2,292	—	2,292
Balance at April 30, 2012	91,451,615	$91	$2,309,219	$28,720	$(1,566,506)	$771,524	$8,321	$779,845
See accompanying notes.
FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended April 30,
	2012	2011	2010
	(In thousands)
Operating activities
Net income attributable to Finisar Corporation	$42,993	$88,095	$14,131
Adjust for net income attributable to non-controlling interest	21	—	—
Consolidated net income	43,014	88,095	14,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,560	37,622	30,530
Amortization	10,654	5,888	7,045
Stock-based compensation expense	24,257	17,948	15,650
Stock-based compensation under defined contribution retirement plan	1,717	573	—
Non-cash interest cost on 2.5% convertible senior subordinated notes	—	742	3,033
Equity in losses of equity method investment	619	413	—
Net gain on sale of minority investments	(619)	—	(375)
Impairment of minority investments	616	—	2,000
Loss on sale or retirement of assets	233	20	330
Gain on fair value measurement of minority equity-method investment	(5,429)	—	—
Gain on fair value remeasurement of contingent consideration related to acquisition	(4,853)	—	—
Loss on debt extinguishment	419	8,340	25,039
Gain on sale of a product line	—	—	(1,250)
Gain on sale of discontinued operations	—	—	(36,053)
Changes in operating assets and liabilities:
Accounts receivable	11,893	(40,769)	(45,797)
Inventories	(21,323)	(37,088)	(26,655)
Other assets	(7,241)	(4,249)	(6,230)
Deferred income taxes	(1,981)	2,000	(1,999)
Accounts payable	(11,990)	(550)	28,417
Accrued compensation	3,138	5,661	6,500
Other accrued liabilities	(11,246)	3,156	(7,215)
Deferred revenue	(2,383)	7,628	4,666
Net cash provided by operating activities	75,055	95,430	11,767
Investing activities
Additions to property, equipment and improvements	(77,039)	(64,137)	(31,408)
Proceeds from sale of property and equipment	32	37	33
Acquisition of controlling interest in minority equity-method investment, net of cash acquired	(71,232)	—	—
Sale (purchase) of minority investments	913	(32,173)	375
Purchase of intangible assets	(1,276)	—	(375)
Proceeds from disposal of product line	—	—	1,250
Proceeds from sale of discontinued operation	—	—	40,683
Net cash (used in) provided by investing activities	(148,602)	(96,273)	10,558
Financing activities
Proceeds from term loan	1,800	—	5,500
Net proceeds from issuance of 5% convertible notes	—	—	98,057
Repayments of debt	(15,576)	(19,250)	(7,663)
Repayment of convertible notes	—	(29,581)	(87,951)
Net proceeds from common stock offering	—	117,906	131,090
Proceeds from the issuance of shares under equity plans and employee stock purchase plan, net of tax withholdings	7,102	39,509	8,445
Net cash (used in) provided by financing activities	(6,674)	108,584	147,478
Net (decrease) increase in cash and cash equivalents	(80,221)	107,741	169,803
Cash and cash equivalents at beginning of year	314,765	207,024	37,221
Cash and cash equivalents at end of year	$234,544	$314,765	$207,024
Supplemental disclosure of cash flow information
Cash paid for interest	$2,540	$4,311	$5,305
Cash paid for taxes	$7,757	$2,138	$711
Issuance of common stock for conversion of convertible debt	$—	$69,165	$16,383
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
Description of Business

 Finisar Corporation (the “Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used in data-communication and telecommunication applications. The Company's optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables which provide the fundamental optical-electrical or optoelectronic, interface for interconnecting the electronic equipment used in building these networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-Gbps bandwidth over several wavelengths on the same fiber. The Company also provides products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical channels, each with its own specific optical wavelength. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting the optical signal to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexer, or ROADM. The Company's line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications, and passive optical components used in telecommunication applications. Demand for the Company's products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic driven by video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as a result of proliferation of smartphones, tablet computers, and other mobile devices.

 The Company's manufacturing operations are vertically integrated and include internal production, assembly and test capabilities for the Company's optical subsystem products, as well as key components used in those subsystems. The Company produces many of the key components used in making its products including lasers, photodetectors and integrated circuits, or ICs, designed by its internal IC engineering teams. The Company also has internal assembly and test capabilities that make use of internally designed equipment for the automated testing of the optical subsystems and components.
The Company sells its optical subsystem and component products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Nokia-Siemens and Tellabs as well as their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.
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
The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
The Company maintains its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). The first three quarters of fiscal 2012 ended on July 31, 2011, October 30, 2011 and January 29, 2012. The first three quarters of fiscal 2011 ended on August 1, 2010, October 31, 2010, and January 30, 2011. The first three quarters of fiscal 2010 ended on August 2, 2009, November 1, 2009 and January 31, 2010, respectively.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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
Segment Reporting
The FASB’s authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Prior to the first quarter of fiscal 2010, the Company had determined that it operated in two segments consisting of optical subsystems and components and network test systems. After the sale of the assets of the Network Tools Division to JDSU in the first quarter of fiscal 2010, the Company has one reportable segment comprising optical subsystems and components. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for data communication and telecommunication applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in telecommunication applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers for data communication and telecommunication applications.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits.
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 60% of total accounts receivable at both April 30, 2012 and April 30, 2011, respectively. As of April 30, 2012, two customers accounted for 15% each, of total accounts receivable. As of April 30, 2011, three customers accounted for 14%, 11% and 11%, respectively, of total accounts receivable.
The Company sells products primarily to customers located in Asia and North America. Sales to the Company’s ten largest customers represented 59%, 64% and 60% of total revenues during fiscal 2012, 2011 and 2010 respectively. Two customers, Cisco Systems and Huawei, each represented more than 10% of total revenue during fiscal 2012. Three customers, Cisco Systems, Huawei and Alcatel-Lucent, each represented more than 10% of total revenues during fiscal 2011. One customer, Cisco Systems, represented more than 10% of total revenues during fiscal 2010.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 30, 2012 are the net assets of the Company’s operations located overseas at its Malaysia, China, Australia, Israel, Korea, Sweden, Norway, Denmark, Singapore and India facilities and which total approximately $299.2 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net loss.
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
Fair Value Accounting
The FASB authoritative guidance regarding fair valuation defines fair value and establishes a framework for measuring fair value and expands the related disclosure requirements. The guidance requires or permits fair value measurements with certain exclusions. It provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under this guidance must maximize the use of observable inputs and minimize the use of unobservable inputs. It describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
As of April 30, 2012, the Company had an acquisition-related contingent consideration liability which was valued using unobservable inputs. See Note 16 for additional details. The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of April 30, 2011.
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
Restructuring Costs
The Company recognizes liability for exit and disposal activities when the liability is incurred. Facilities consolidation charges are calculated using estimates and are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating these leased facilities are based on market information and trend analysis, including information obtained from third party real estate sources.
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the grant-date fair value to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchases. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.
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
Recent Adoption of New Accounting Standards

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The Company adopted this guidance in the first quarter of fiscal 2012. The Company's adoption of this guidance did not impact its consolidated results of operations or financial condition.
In May 2011, the FASB issued guidance which results in common fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted this guidance in the fourth quarter of fiscal 2012. The Company's adoption of this guidance did not impact its consolidated results of operations or financial condition.
Pending Adoption of New Accounting Standards
In May 2011, the FASB issued guidance under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

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

The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

	Fiscal Years Ended April 30,
	2012	2011	2010
Numerator:
Income (loss) from continuing operations attributable to Finisar Corporation	$42,993	$88,379	$(22,806)
Numerator for basic income (loss) per share from continuing operations attributable to Finisar Corporation	$42,993	$88,379	$(22,806)
Effect of dilutive securities:
Convertible debt interest expense	—	4,627	—
Numerator for diluted income (loss) per share from continuing operations attributable to Finisar Corporation	$42,993	$93,006	$(22,806)
Denominator:
Denominator for basic income (loss) per share from continuing operations attributable to Finisar Corporation- weighted average shares	90,823	80,582	64,952
Effect of dilutive securities:
Employee stock options and restricted stock units	3,327	4,132	—
Warrants	36	36	—
Convertible debt	—	7,965	—
Dilutive potential common shares	3,363	12,133	—
Denominator for diluted income (loss) per share from continuing operations attributable to Finisar Corporation	94,186	92,715	64,952
Net income per share from continuing operations attributable to Finisar Corporation:
Basic income (loss) per share from continuing operations attributable to Finisar Corporation	$0.47	$1.10	$(0.35)
Diluted income (loss) per share from continuing operations attributable to Finisar Corporation	$0.46	$1.00	$(0.35)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations as their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Employee stock options and restricted stock units	1,189	1,603	7,459
Conversion of 2.5% convertible subordinated notes due 2010	n/a	—	662
Conversion of 5% convertible senior notes due 2029	3,748	—	5,124
Warrants assumed in acquisition	—	—	34
	4,937	1,603	13,279

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
The following table summarizes results from discontinued operations (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Net revenue	$—	$—	$6,753
Gross profit	—	—	4,963
Income (loss) from discontinued operations(1)	—	(284)	36,937
_______________________________________

(1)	Income from discontinued operations of $36.9 million in fiscal 2010 includes gain on sale of discontinued operations of $35.9 million.

The following table summarizes the gain on sale of discontinued operations (in thousands):

Gross proceeds from sale	$40,683
Assets sold
Inventory	(4,814)
Property and equipment	(2,460)
Intangibles	(845)
Liabilities transferred
Deferred revenue	3,102
Other accruals	312
Other charges	(90)
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

5.    Acquisition of Ignis ASA

In several transactions during fiscal 2011, the Company acquired an aggregate of 25.7 million shares of Ignis ASA ("Ignis"), a Norwegian company whose securities were traded on the Oslo Stock Exchange, representing approximately 32% of all outstanding Ignis shares.

On March 22, 2011, the Company entered into a transaction agreement with Ignis under which, on April 7, 2011, the Company made a recommended voluntary public cash tender offer to acquire all of the outstanding Ignis shares not then owned by the Company for NOK 8 per share. On May 18, 2011, the Company completed this tender offer and purchased an additional 38.1 million shares of Ignis (in addition to 25.7 million shares of Ignis that the Company owned prior to the offer) for an aggregate purchase price of $54.7 million, resulting in the Company owning approximately 81% of all outstanding Ignis shares.

Under the Norwegian Securities Trading Act, the Company's ownership of more than one-third of the voting shares of Ignis triggered the requirement for the Company to make a mandatory unconditional offer for all remaining outstanding Ignis shares. On May 24, 2011, the Company launched the mandatory offer at a cash offer price of NOK 8 per share. During the offer period, which ended on June 22, 2011, approximately 12.8 million additional shares of Ignis were tendered, further increasing the Company's ownership position to approximately 97% of all outstanding Ignis shares. As the owner of more than 90% of all outstanding Ignis shares, the Company then exercised its right to effect a compulsory acquisition of the balance of all outstanding Ignis shares for a cash price of NOK 8 per share. As of June 29, 2011, the Company owned 100% of all outstanding Ignis shares, and Ignis shares were de-listed from the Oslo Stock Exchange.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Historically, Ignis and its subsidiaries have maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which are changing to conform to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the three-month period, as financial records of Ignis and its subsidiaries are being integrated with the Company's consolidated financial reporting system. This change did not have material impact on the Company's consolidated financial statements during the year ended April 30, 2012.

The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis, through March 31, 2012 for Ignis' subsidiaries that are not yet integrated in the Company's financial reporting system. There were no intervening events in the operating results of such Ignis' subsidiaries for the month ended April 30, 2012 that materially affected the Company's consolidated financial position or results of operations.

Prior to May 18, 2011, the Company accounted for its 32% interest in Ignis as an equity-method investment. The acquisition-date carrying value of this equity interest was $31.2 million. The acquisition-date fair value of this equity interest was $36.6 million (based on the trading price of Ignis shares as quoted on the Oslo Stock Exchange), and is included in the measurement of the consideration transferred. The Company recognized a gain of $5.4 million as a result of fair value measurement of the equity interest in Ignis that it held before the acquisition date. This gain is included in other income (expense), net in the consolidated statement of operations.

The fair value of the consideration transferred in exchange for the Ignis shares is as follows (in thousands):

Cash	$98,900
Contingent consideration	13,598
Total	$112,498

The contingent consideration arrangement requires the release of up to approximately $14.3 million from a previously established escrow to the former shareholders of one of Ignis' subsidiaries if during calendar years 2011 and 2012 the subsidiary achieves specified levels of revenues, revenue growth, EBITDA and cash flow and successfully launches a new product. The acquisition-date fair value of the contingent consideration arrangement was $13.6 million. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach are as follows: 5.5% discount rate and 100% probability of achieving specified milestones. In the fourth quarter of fiscal 2012, $9.0 million was released from the escrow to such former shareholders based upon achievement of the calendar year 2011 milestones. The Company now believes that the probability of achieving the calendar year 2012 milestones is zero. Accordingly, the Company has remeasured the fair value of the remaining contingent consideration liability as of April 30, 2012 and recorded a gain of $4.9 million as other income in the consolidated statement of operations for the year ended April 30, 2012. There still remains $5.0 million in the escrow account which is classified as prepaid expenses in the consolidated balance sheet as of April 30, 2012.

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

Of the $34.9 million of acquired intangible assets, $250,000 was assigned to in-process research and development assets that were recognized at fair value on the acquisition date. The remaining $34.6 million of acquired intangible assets are subject to a weighted-average useful life of approximately 9 years. Those definite-lived intangible assets include developed technology of $16.3 million (7-year weighted-average useful life), customer relationships of $16.3 million (12-year weighted-average useful life), internal use software of $880,000 (7-year useful life), trade name of $800,000 (15-year useful life), and order backlog of $350,000 (1-year useful life).

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

The acquisition-date fair value of accounts receivable acquired is $11.3 million, with a gross contractual amount of $11.6 million. At the acquisition date, the Company expected $300,000 of this amount to be uncollectible. During fiscal 2012, the Company was able to realize $124,000 of these accounts receivable, while the remaining balance of $176,000 is expected to be uncollectible.

The Company recognized $1.6 million of acquisition related costs that were expensed for the year ended April 30, 2012. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 805 for material business combinations have not been presented herein because management does not believe the acquisition of Ignis is significant to the Company's consolidated financial statements.

6.    Intangible Assets Including Goodwill
Intangible Assets
The following table reflects intangible assets subject to amortization as of April 30, 2012 and April 30, 2011 (in thousands):

	April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$92,564	$(75,242)	$17,322
Purchased trade name	2,072	(1,229)	843
Purchased customer relationships	32,974	(8,407)	24,567
Purchased internal use software, backlog and in-process research and development	2,156	(1,130)	1,026
Purchased patents	1,651	(232)	1,419
Totals	$131,417	$(86,240)	$45,177

	April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$76,264	$(68,932)	$7,332
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	15,970	(6,100)	9,870
Purchased patents	375	(138)	237
Totals	$93,781	$(76,342)	$17,439

During the first quarter of fiscal 2012, the Company recorded approximately $34.9 million of purchased intangible assets related to its acquisition of Ignis (see "Note 5. Acquisition of Ignis ASA"). During the year ended April 30, 2012, purchase price allocation adjustments of $1.5 million were recorded. These adjustments primarily relate to changes in the provisional acquisition-date measurements of intangible assets, goodwill and deferred income tax liabilities.

The amortization expense on intangible assets was $9.9 million, $6.3 million and $6.9 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.
Estimated amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2013	$8,456
2014	6,725
2015	5,787
2016	5,523
2017	5,523
2018 and beyond	13,163
Total	$45,177
Goodwill

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Balance at April 30, 2011	$—
Addition related to Ignis acquisition (Note 5)	83,107
Purchase price allocation adjustments	(1,676)
Balance at April 30, 2012	$81,431

7.     Investments

 The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$15,156	$—	$—	$15,156
Cash	—	—	—	219,388
Total cash and cash equivalents				$234,544
The following table presents a summary of the Company’s investments measured at fair value on a recurring basis as of April 30, 2011 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$65,144	$—	$—	$65,144
Cash	—	—	—	249,621
Total cash and cash equivalents				$314,765

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

The amortized cost basis of securities held as of April 30, 2012 and April 30, 2011 was the same as its fair value. Unrealized gain and loss as of April 30, 2012 and April 30, 2011 was immaterial.
The gross realized gains and losses for fiscal 2012, 2011 and 2010 were immaterial. Realized gains and losses were calculated based on the specific identification method.
8.    Minority Investments
  The carrying value of minority investments at April 30, 2012 and April 30, 2011 was $884,000 and $12.3 million, respectively. The carrying value of such investments at April 30, 2012 and April 30, 2011 was comprised of the Company's minority investment in one and three privately held companies, respectively, accounted for under the cost method.
During the fourth quarter of fiscal 2012, the Company sold two of the three minority investments it held as of April 30, 2011, and recorded a net gain of $619,000 on such sales.
During fiscal 2012 and 2010, the Company recorded $616,000 and $2.0 million, respectively, for impairment in the value of its minority investments. The Company concluded that there were sufficient indicators during the fourth quarter of 2012 and second quarter of fiscal 2010 to require an investment impairment analysis of its investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee at a rate per share lower than the value at which the investment was being carried. The Company determined that the value of its minority equity investment was impaired and thus recorded a $616,000 and $2.0 million impairment loss, respectively, during the fourth quarter of fiscal 2012 and second quarter of fiscal 2010. Such impairment loss was recorded as other expense in the respective period. No such impairment was recorded in fiscal 2011.
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

9.    Inventories
Inventories consist of the following (in thousands):

	April 30,
	2012	2011
Raw materials	$64,047	$64,997
Work-in-process	92,173	66,073
Finished goods	62,212	56,547
Total inventories	$218,432	$187,617
In fiscal 2012, the Company recorded charges of $23.9 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $13.3 million, resulting in a net charge for excess and obsolete inventory of $10.6 million. In fiscal 2011, the Company recorded charges of $19.1 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $12.8 million, resulting in a net charge for excess and obsolete inventory of $6.3 million. In fiscal 2010, the Company recorded charges of $23.0 million for excess and obsolete inventory and sold inventory components that were written-off in prior periods of $15.1 million, resulting in a net charge for excess and obsolete inventory of $7.9 million. Inventory consigned to others as of April 30, 2012 was $38.2 million.

The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of April 30, 2012 and April 30, 2011, the liability for these purchase commitments was $2.0 million and $3.2 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

10.    Property, Equipment and Improvements
Property, equipment and improvements consist of the following (in thousands):

	April 30,
	2012	2011
Land and buildings	10,600	9,733
Computer equipment	49,215	42,888
Office equipment, furniture and fixtures	4,833	4,163
Machinery and equipment	301,084	248,641
Leasehold property and improvements	30,809	21,626
Total	396,541	327,051
Accumulated depreciation and amortization	(232,724)	(201,358)
Property, equipment and improvements (net)	$163,817	$125,693

11.    Other Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	April 30,
	2012	2011
Warranty accrual (Note 24)	$3,926	$4,469
Other liabilities	16,945	20,643
Total	$20,871	$25,112

12.     Convertible Debt
The Company’s convertible subordinated and senior subordinated notes as of April 30, 2012 and 2011 are summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of April 30, 2012
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015
As of April 30, 2011
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015

Convertible Subordinated Notes Due 2010

On October 15, 2003, the Company sold $150 million aggregate principal amount of 2.5% convertible subordinated notes due October 15, 2010. In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2.5% convertible subordinated notes due 2010 for a new series of notes. During fiscal 2010, the Company repurchased $13 million principal amount of the 2.5% convertible subordinated notes due 2010 in privately negotiated transactions for a total purchase price of $12.7 million plus accrued interest of $11,000 and recorded a gain on debt extinguishment of $308,000 in connection with these transactions. On August 11, 2009, the Company exchanged $33.1 million principal amount of the 2.5% convertible subordinated notes due 2010 pursuant to exchange offers which commenced on July 9, 2009. Additional information regarding settlement of the exchange offers is set forth in the paragraph entitled “Settlement of Exchange Offers” below.

The remaining $3.9 million principal amount of these notes was repaid in October 2010.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Subordinated Notes Due 2010

As explained above, On October 6, 2006, the Company entered into separate, privately-negotiated, exchange agreements with certain holders of its existing 2.5% Convertible Subordinated Notes due 2010 (the “Old Notes”), pursuant to which holders of an aggregate of $100 million principal amount of the Old Notes agreed to exchange their Old Notes for $100 million in aggregate principal amount of a new series of 2.5% Convertible Senior Subordinated Notes due 2010 (the “New Notes”), plus accrued and unpaid interest on the Old Notes at the day prior to the closing of the exchange.

The Company agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the New Notes and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company did not comply with these registration obligations, the Company was required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company did not comply with these registration requirements and accrued liquidated damages of $830,822. None of the liquidated damages have been paid and as of April 30, 2012 and April 30, 2011, the entire accrued balance of $830,822 remained outstanding.

During fiscal 2009, the Company purchased $8.0 million aggregate principal amount of the New Notes, together with accrued interest, in privately negotiated transactions for approximately $3.9 million in cash. In connection with these purchases, the Company recorded a gain of approximately $3.1 million. During fiscal 2010, the Company repurchased $51.9 million aggregate principal amount of the New Notes in privately negotiated transactions for a total purchase price of $50.3 million plus accrued interest of $183,000 and recorded a loss on debt extinguishment of $1.3 million in connection with these transactions. On August 11, 2009, the Company exchanged approximately $14.4 million aggregate principal amount of the New Notes pursuant to exchange offers which commenced on July 9, 2009. Additional information regarding settlement of the exchange offers is set forth in the paragraph entitled “Settlement of Exchange Offers” below.

The remaining $25.7 million principal amount of the New Notes was repaid in October 2010.

The following table presents the associated interest expense related to the Company's convertible senior subordinated notes. The interest expense consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Non-cash interest cost	$—	$742	$3,033
Cash interest cost	—	294	1,402
	$—	$1,036	$4,435

Settlement of Exchange Offers
On August 11, 2009, the Company exchanged approximately $47.5 million aggregate principal amount of its 2.5% convertible senior subordinated notes due 2010 and its 2.5% Convertible Subordinated Notes due 2010 pursuant to exchange offers at a price of $870 for each $1,000 principal amount of notes. The consideration for the exchange consisted of (i) $525 in cash and (ii) 596 shares of the Company’s common stock per $1,000 principal amount of notes. The Company issued approximately 3.5 million shares of common stock and paid out approximately $24.9 million in cash to the former holders of notes validly tendered and not withdrawn in the exchange offers. The Company settled $33.1 million, or 66.2%, of the $50.0 million aggregate outstanding principal amount of 2.5% convertible subordinated notes due 2010; and $14.4 million, or approximately 15.7%, of the $92.0 million aggregate outstanding principal amount of 2.5% convertible senior subordinated notes due 2010. The total consideration paid in the exchange was approximately $4.7 million less than the par value of the notes retired. In accordance with the provisions of ASC 470-20, this exchange was considered to be an induced conversion and the retirement of the notes was accounted for as if they had been converted according to their original terms, with that value compared to the fair value of the consideration paid in the exchange offers. The original conversion price of the notes was $30.08 per share. Accordingly, the Company recorded loss on debt extinguishment of $23.7 million. The Company incurred $1.5 million of expenses in connection with the exchange offers which was recorded as a loss on debt extinguishment in the consolidated statement of operations.

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

Private Exchange of Convertible Notes

In fiscal 2011, the Company entered into privately-negotiated agreements with existing holders of its 5.0% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $60.0 million principal amount of the notes for a total of approximately 5.6 million shares of the Company's common stock, based on the conversion price of $10.68 per share, plus 263,428 additional shares, including 24,077 shares issued in payment of accrued and unpaid interest of $840,672. The Company recognized a loss on debt extinguishment on these conversions of $8.3 million representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. Following these exchanges, $40.0 million principal amount of the notes remained outstanding as of April 30, 2011 and April 30, 2012.
Unamortized debt issuance costs associated with these notes at April 30, 2012 was $384,200. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs during fiscal 2012, 2011 and 2010 was $156,300, $1.2 million, and $212,000, respectively.

13.    Debt

Korean Bank Loans

As a result of the acquisition of Ignis (see "Note 5. Acquisition of Ignis ASA"), the Company's consolidated liabilities include certain loan obligations of Fi-ra to three Korean banks under which an acquisition-date aggregate principal balance of approximately $2.5 million was outstanding, with interest rates ranging from 4.5% to 6.7% per annum. These loans required monthly interest payments with all principal payable at maturity. These loans matured at various dates through June 2012 and were secured by certain property of Fi-ra.

During the first quarter of fiscal 2012, Fi-ra entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bore interest at variable rates based on the 4-month KORIBOR plus 0.33%. This loan required monthly interest payments with all principal payable at maturity. This loan matured in May 2012 and was secured by certain property of Fi-ra.

The remaining principal outstanding under these loans as of April 30, 2012 was $3.2 million. These loans were fully repaid in May 2012 and June 2012.

Norwegian Bank Loans

As a result of the acquisition of Ignis, the Company's consolidated liabilities included two loan obligations of SmartOptics to a Norwegian bank under which an acquisition-date aggregate principal balance of approximately $5.6 million was outstanding with interest rates ranging from 5.25% to 6% per annum. These loans were fully repaid in October 2011.

Swedish Loan

As a result of the acquisition of Ignis, the Company's consolidated liabilities included a loan obligation of Syntune to a financing institution under which an acquisition-date aggregate principal balance of approximately $7.8 million was outstanding, with an interest rate of 12% per annum. This loan was fully repaid in July 2011. As a result of the early repayment of this loan, the Company incurred a prepayment charge of $419,000 which the Company recognized as loss on debt extinguishment in its consolidated statement of operations for the year ended April 30, 2012.
Malaysian Bank Loan

        In July 2008, the Company's Malaysian subsidiary entered into two separate loan agreements with a Malaysian bank. Under these agreements, the Company's Malaysian subsidiary borrowed a total of $20 million at an initial interest rate of 5.05% per annum. The first loan was payable in 20 equal quarterly installments of $750,000 beginning in January 2009, and the second loan was payable in 20 equal quarterly installments of $250,000 beginning in October 2008. In January 2011, the loan was repaid in full by the Company's Malaysian subsidiary.

Chinese Bank Loan

In January 2010, the Company's Chinese subsidiary entered into a loan agreement with a bank in China. Under this agreement, the Company's Chinese subsidiary borrowed a total of $4.5 million at an initial interest rate of 2.6% per annum. In April 2010, the Chinese subsidiary borrowed an additional $1.0 million from the bank. The loan was payable on January 6, 2013. In January 2011, the loan was repaid in full by the Company's Chinese subsidiary.

14.    Revolving Credit Facility

On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of April 30, 2012, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of April 30, 2012 was $66.6 million. There were no borrowings outstanding against the facility as of April 30, 2012 or April 30, 2011.

The credit facility is subject to certain financial covenants. Prior to February 2011, the Company was subject to a $4.0 million limit on individual investments pursuant to one of these covenanats. During the quarter ended October 31, 2010, the Company invested $5.9 million in a publicly held foreign company, which exceeded the maximum individual investment permitted under the covenant. The Company obtained a waiver from the bank to allow this investment. In February 2011, the credit agreement was amended to modify certain financial covenants, including the $4.0 million limit on individual investments which was increased to $50.0 million. The Company was in compliance with all covenants associated with this facility as of April 30, 2012.
15.     Commitments
The Company’s future commitments at April 30, 2012 included minimum payments under non-cancelable operating lease agreements as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases(a)	$57,932	$11,117	$16,400	$13,009	$17,406
_______________________________________

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
Rent expense under the non-cancelable operating leases was approximately $8.5 million, $6.9 million and $6.5 million for the years ended April 30, 2012, 2011 and 2010, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $380,000, $222,000 and $439,000 for the years ended April 30, 2012, 2011 and 2010, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

16.     Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of April 30, 2012 and April 30, 2011 are as follows (in thousands):

	April 30, 2012					April 30, 2011
	Carrying					Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$234,544	$234,544	$—	$—	$234,544	$314,765	$314,765	$—	$—	$314,765
Equity method investment	—	—	—	—	—	31,142	38,671	—	—	38,671
Total	$234,544	$234,544	$—	$—	$234,544	$345,907	$353,436	$—	$—	$353,436

Financial liabilities:
Convertible notes	$40,015	$73,688	$—	$—	$73,688	$40,015	$113,023	$—	$—	$113,023
Debt	3,150	3,150	—	—	3,150	—	—	—	—	—
Contingent consideration	0	—	—	0	0	—	—	—	—	—
Total	$43,165	$76,838	$—	$—	$76,838	$40,015	$113,023	$—	$—	$113,023

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

Equity method investment - The fair value of the equity method investment is based on the quoted market price of the shares as of April 30, 2011.

Convertible notes - The fair value of the 5% Convertible Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

Debt - The fair value of short-term debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

Contingent consideration - The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. (See "Note 5. Acquisition of ASA"). The accretion of the contingent consideration is recorded as interest expense and the foreign exchange gains and losses and the fair value remeasurement of the contingent consideration are recorded as other income (expense), net on the consolidated statement of operations for the year ended April 30, 2012.

     The Company has not estimated the fair value of its minority investment in one privately held company as it is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of April 30, 2012, the carrying value of the Company's minority investment in this privately held company was $884,000, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended April 30, 2012 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Ignis:

Balance at April 30, 2011	$—
Consideration recognized	13,598
Accretion	541
Foreign exchange gains	(326)
Payout of consideration	(8,960)
Fair value remeasurement	(4,853)
Balance at April 30, 2012	$—

17.     Stockholders’ Equity

Comprehensive Income
FASB authoritative guidance establishes rules for reporting and display of comprehensive income or loss and its components and requires unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss).

The components of comprehensive income were as follows (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Consolidated net income	$43,014	$88,095	$14,131
Foreign currency translation adjustment, net of income taxes	(4,246)	17,175	13,108
Change in unrealized gain on securities, net of reclassification adjustments for realized gain/(loss), net of income taxes	—	—	21
Consolidated comprehensive income	38,768	105,270	27,260
Adjust for comprehensive income attributable to non-controlling interest, net of tax	(21)	—	—
Comprehensive income attributable to Finisar Corporation	$38,747	$105,270	$27,260
Included in the determination of net income were gains of $368,000 and losses of $1.9 million and $1.3 million on foreign exchange transactions for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.
The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	April 30,
	2012	2011
Cumulative translation adjustment	$28,720	$32,966

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock and Preferred Stock
As of April 30, 2012, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.
Common stock subject to future issuance as of April 30, 2012 is as follows:

Conversion of convertible notes	3,748,478
Exercise of outstanding options	4,475,606
Vesting of restricted stock awards	4,013,697
Available for grant under employee stock option plans	10,982,071
Available for grant under stock purchase plan	1,711,079
Total	24,930,931

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
Warrants
In connection with the acquisition of Optium in fiscal 2009, the Company assumed outstanding warrants to purchase stock of Optium as a part of the consideration paid to Optium’s equity holders. The assumed warrants entitled the holders to purchase an aggregate of 37,961 shares of Finisar common stock at an exercise price of $0.80 per share. During fiscal 2010 warrants to purchase 378 shares of Finisar common stock were exercised. No warrants were exercised in fiscal 2012 and 2011. The warrants are immediately exercisable and expire on the earliest of termination of employment with the Company or January 31, 2013.
Preferred Stock
The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. In September 2002, the Company’s board of directors designated 500,000 shares of its preferred stock as Series RP Preferred Stock, which is reserved for issuance under the Company’s stockholder rights plan described below. As of April 30, 2012 and 2011, no shares of the Company’s preferred stock were issued and outstanding.
Stockholder Rights Plan
In September 2002, Finisar’s board of directors adopted a stockholder rights plan. Under the rights plan, stockholders received one share purchase right for each share of Finisar common stock held. The rights, which trade with the common stock, effectively allow Finisar stockholders to acquire Finisar common stock at a discount from the then current market value when a person or group acquires 20% or more of Finisar’s common stock without prior board approval. When the rights become exercisable, Finisar stockholders, other than the acquirer, become entitled to exercise the rights, at an exercise price of $112.00 per right, for the purchase of one-thousandth of a share of Finisar Series RP Preferred Stock or, in lieu of the purchase of Series RP Preferred Stock, Finisar common stock having a market value of twice the exercise price of the rights. Alternatively, when the rights become exercisable, the board of directors may authorize the issuance of one share of Finisar common stock in exchange for each right that is then exercisable. In addition, in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount. Rights held by the acquirer will become null and void in each case. Prior to a person or group acquiring 20%, the rights can be redeemed for $0.008 each by action of the board of directors. The rights plan will terminate, and the rights will expire, on September 25, 2012 unless the plan is extended by further action of the board of directors.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “2009 Purchase Plan”), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The 2009 Purchase Plan was approved by the Company’s stockholders in November 2009. The 2009 Purchase Plan permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. During fiscal 2012 and 2011, 334,464 and 698,982 shares were issued under the 2009 Purchase Plan.
Employee Stock Option Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 2,625,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 30, 2012 and 2011, no shares were subject to repurchase.
A summary of activity under the Company’s employee stock option plans is as follows:

	Options Outstanding
		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	Number of Shares
			(In years)	($000’s)
Balance at April 30, 2009	9,681,310	$14.64
Options granted	1,290,344	$8.36
Options exercised	(824,313)	$5.90
Options canceled	(1,664,535)	$19.21
Balance at April 30, 2010	8,482,806	$13.67
Options exercised	(2,929,996)	$12.07
Options canceled	(390,733)	$40.78
Balance at April 30, 2011	5,162,077	$12.53
Options exercised	(444,533)	$7.65		$5,383
Options canceled	(241,938)	$23.36
Balance at April 30, 2012	4,475,606	$12.42	4.95	$29,112
_______________________________________

(1)	Represents the difference between the exercise price and the fair value of Finisar common stock at April 30, 2012.
The following table summarizes significant ranges of outstanding and exercisable options as of April 30, 2012:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
		(In years)
$0.64	$3.04	324,624	2.45	$1.15	301,887	$1.03
$3.36	$3.36	865,847	6.62	$3.36	859,293	$3.36
$3.92	$8.08	232,988	3.93	$6.91	217,220	$6.94
$8.29	$8.29	797,607	7.60	$8.29	402,037	$8.29
$8.32	$12.88	454,567	3.53	$10.70	416,851	$10.60
$13.12	$14.88	478,394	2.60	$14.10	446,668	$14.11
$15.36	$21.68	606,270	4.24	$19.69	523,640	$19.38
$22.32	$26.64	451,705	4.52	$25.59	450,694	$25.59
$27.12	$42.56	263,599	4.46	$34.14	244,214	$34.37
$419.84	$419.84	5	5.01	$419.84	5	$419.84
		4,475,606	4.95		3,862,509	$12.64

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 30, 2012 are summarized in the following table:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000’s)
Vested and expected-to-vest options	4,398,625	$12.47	4.91	$28,559
Exercisable options	3,862,509	$12.64	4.62	$25,033
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date, based on the Company’s closing stock price of $16.52 as of April 30, 2012. The total number of in-the-money options exercisable as of April 30, 2012 was approximately 2.8 million.
As of April 30, 2012, total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized was $1.9 million which is expected to be recognized over the next 15 months on a weighted-average basis.
Restricted Stock Units
During fiscal 2012, 2011 and 2010, the Company issued 2.5 million, 1.9 million and 1.1 million RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The fair value of these awards of $37.7 million, $31.9 million and $9.1 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized as compensation expense under a straight line method over the awards’ vesting period.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in RSUs outstanding under the Company’s employee stock plans is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at April 30, 2010	1,219,152	$9.41
Granted	1,925,007	$16.59
Vested	(471,934)	$7.48
Forfeited	(194,671)	$12.76
Nonvested at April 30, 2011	2,477,554	$15.09
Granted	2,478,406	$15.20
Vested	(733,085)	$18.51
Forfeited	(209,178)	$15.34
Nonvested at April 30, 2012	4,013,697	$15.03

The aggregate intrinsic value of RSUs outstanding at April 30, 2012 was $66.3 million. The fair value of RSUs vested during fiscal 2012 was $12.9 million.
As of April 30, 2012, the Company had $28.4 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 33 months.
Stock-Based Compensation Valuation and Expense Information
The Company measures and recognizes compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock units and employee stock purchases based on estimated fair values.
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 30, 2012, 2011 and 2010 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended April 30,
Stock-based compensation expense by caption:	2012	2011	2010
Cost of revenues	$5,755	$4,623	$4,212
Research and development	8,375	6,255	5,518
Sales and marketing	2,906	2,103	1,858
General and administrative	7,221	4,967	3,357
Total	$24,257	$17,948	$14,945

	Fiscal Years Ended April 30,
Stock-based compensation expense by type of award:	2012	2011	2010
Stock options	$5,862	$7,354	$8,510
RSUs	15,232	7,990	4,125
ESPP	3,163	2,604	2,310
Total	$24,257	$17,948	$14,945

The total stock-based compensation capitalized as part of inventory was $1.2 million as of April 30, 2012 and 2011.
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
The Company did not grant any options in fiscal 2012 or 2011. The fair value of options granted in fiscal 2010 was

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Option Plans	Employee Stock Purchase Plan
	Year Ended April 30,	Year Ended April 30,
	2010	2012	2011	2010
Expected term (in years)	5.22	0.75	0.75	0.75
Volatility	83%	82%- 87%	59%- 109%	93% - 109%
Risk-free interest rate	2.36%	0.04 - 0.11%	0.2 - 0.3%	0.2 - 0.5%
Dividend yield	—%	—%	—%	—%

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
The Black-Scholes option-pricing model calls for a single expected dividend yield as an input. The Company has not issued and does not expect to issue any dividends.
As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2012, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The weighted-average grant-date per share fair value of options granted in fiscal 2010 was $5.70. The weighted-average estimated per share fair value of shares granted under the 2009 Purchase Plan in fiscal 2012 and fiscal 2011 was $4.89 and $3.60, respectively. The weighted-average estimated per share fair value of shares granted under the 1999 Purchase Plan in fiscal 2010 was $1.53.
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

18.     Employee Benefit Plan
The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the calendar year quarter immediately following completion of eligibility requirements as required by the plan.
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $17,000 for calendar year 2012 and was $16,500 for calendar year 2011 and calendar year 2010. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company suspended contributions to the plan beginning in the fourth quarter of fiscal 2010. The Company reinstated matching contributions beginning January 1, 2011. Under the provisions of the reinstated match, the Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 95,887 shares for a total contribution of $1.7 million during the year ended April 30, 2012. The Company’s expenses related to this plan were $1.7 million, $573,000 and $0 for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.
19.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Current:
Federal	$—	$67	$(538)
State	199	404	402
Foreign	3,608	1,977	495
	3,807	2,448	359
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,802)	1,999	(1,999)
	(1,802)	1,999	(1,999)
Provision (benefit) for income taxes	$2,005	$4,447	$(1,640)

Income (loss) from continuing operations before income taxes and non-controlling interest consists of the following (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
U.S.	$10,504	$40,123	$(49,076)
Foreign	34,515	52,703	24,630
	$45,019	$92,826	$(24,446)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended April 30,
	2012	2011	2010
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	(35.0)%
Stock compensation expense	7.7	1.3	13.3
Foreign loss not benefited	9.7	—	—
Debt conversion	0.8	3.1	28.0
Tax gain convertible note	(3.8)	—	9.5
Non-deductible interest	0.9	—	2.0
Valuation allowance	(17.0)	(17.3)	18.6
Foreign (income) taxed at different rates	(33.4)	(15.6)	(41.4)
Other	4.6	(1.7)	(1.7)
	4.5%	4.8%	(6.7)%

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Deferred tax assets:
Inventory adjustments	$11,640	$10,422	$9,779
Accruals and reserves	12,782	13,380	10,366
Tax credits	17,982	17,610	12,075
Net operating loss carryforwards	152,384	136,412	160,710
Gain/loss on investments under equity or cost method	8,987	9,805	11,654
Depreciation and amortization	129	(100)	(707)
Purchase accounting for intangible assets	2,753	2,446	3,476
Acquired intangibles	18,471	18,784	18,913
Stock compensation	6,052	6,714	7,676
Total deferred tax assets	231,180	215,473	233,942
Valuation allowance	(222,919)	(215,473)	(229,201)
Net deferred tax assets	8,261	—	4,741
Deferred tax liabilities:
Tax basis difference on convertible debt	—	—	(2,431)
Acquired intangibles	(8,001)	—	—
Debt discount	(1,602)	—	(313)
Depreciation and amortization	(396)	—	—
Total deferred tax liabilities	(9,999)	—	(2,744)
Total net deferred tax assets (liabilities)	$(1,738)	$—	$1,997

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 92% of total deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $7.4 million, $(13.7) million and $(8.3) million in fiscal 2012, 2011 and 2010, respectively.

As of April 30, 2012, approximately $36.6 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision

At April 30, 2012, the Company had federal, state and foreign net operating loss carryforwards of approximately $442.9 million, $160.5 million and $91.8 million, respectively, and federal and state credit carryforwards of approximately $19.9 million and $12.6 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2014, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of fiscal 2017. In fiscal 2012, the aggregate dollar and per share effect of the tax holiday was $7.9 million and $0.09 per share, respectively. As of April 30, 2012, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of April 30, 2012 was approximately $125 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The amount of gross unrecognized tax benefits as of April 30, 2012 and April 30, 2011 was $14.6 million and $13.9 million, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at April 30, 2010	$12,620
Add:
Additions based on tax positions related to the current year	1,010
Additions for tax positions of prior years	277
Gross unrecognized tax benefits balance at April 30, 2011	$13,907
Add:
Additions based on tax positions related to the current year	534
Additions for tax positions of prior years	193
Gross unrecognized tax benefits balance at April 30, 2012	$14,634

Excluding the effects of recorded valuation allowances for deferred tax assets, $12.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 30, 2012.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At April 30, 2012, there was no accrued interest or penalties related to uncertain tax positions.

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
Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for data communication and telecommunication applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in telecommunication applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers, for data communication and telecommunication applications.
The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended April 30,
	2012	2011	2010
Revenues from sales to unaffiliated customers:
United States	$242,982	$279,542	$221,789
Malaysia	207,931	150,101	117,991
China	184,945	218,594	89,722
Rest of the world	316,721	300,550	200,378
Totals	$952,579	$948,787	$629,880

Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	April 30, 2012	April 30, 2011
Long-lived assets
United States	$92,635	$103,468
Malaysia	38,668	41,125
China	57,664	24,872
Rest of the world	31,807	22,277
	$220,774	$191,742

21.     Litigation Settlements and Resolution

JDSU/Emcore Patent Litigation

 In November 2009, following trial in the United States District Court for the Western District of Pennsylvania, Optium Corporation, a wholly owned subsidiary of the Company, was found liable for patent infringement. As a result the Court awarded the plaintiffs, JDSU and Emcore Corporation, approximately $3.4 million in damages plus interest. The judgment was with respect to complaints filed on September 11, 2006 and March 14, 2007 by JDSU and Emcore alleging that certain cable television transmission products sold by Optium infringed certain U.S. patents. The Company appealed the judgment to the United States Court of Appeals for the Federal Circuit. On January 26, 2011, the Federal Circuit affirmed the judgment. The Company filed a petition for rehearing. Nevertheless, because of the historically low percentage of requests for rehearing that are granted by the Federal Circuit, the Company recorded a charge for the judgment of approximately $3.5 million as general and administrative expense for the damages of $3.4 million plus interest in the third quarter of fiscal 2011. The judgment was paid in full in the fourth quarter of fiscal 2011, following the denial of the Company's petition for rehearing.

Source Photonics Patent Litigation

On September 10, 2010, the Company entered into a settlement and cross license agreement with Source Photonics, Inc., resolving a lawsuit that the Company had filed on January 5, 2010, alleging that certain optoelectronic transceivers from Source Photonics, Inc. infringed eleven Finisar patents. Under the terms of the settlement agreement, Source Photonics paid a license fee to Finisar in the amount of $14.5 million for a fully paid-up license to Finisar's digital diagnostics and transceiver module patents through December 31, 2015. Payment in full was made by September 30, 2010. The Company used present value techniques to discount its estimated historical and future revenue streams of the infringing Source Photonics products and used the discounted revenue streams as a basis to allocate the $14.5 million settlement and license payment amount between Source Photonics' historical and future uses of the Company's patents. The Company determined that $5.6 million of this settlement amount was attributable to past damages, and that amount was recorded as an offset to general and administrative expenses upon receipt. The remaining $8.9 million was accounted for as deferred revenue and is being recognized as license revenue ratably over the remaining license term through December 31, 2015. During the second quarter of fiscal 2011, the Company incurred contingent and other legal fees of $3.2 million in connection with the settlement of this litigation which was recorded as general and administrative expense.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $2.6 million was accounted for as deferred revenue and will be recognized as license revenue ratably over the remaining license term. During the year ended April 30, 2012, the Company incurred contingent and other legal fees of $1.2 million in connection with the settlement of this litigation which was recorded as general and administrative expense.

Arbitration Resolution and Settlement

During the second quarter of fiscal 2012, the Company received a favorable decision by an arbitrator in an intellectual property dispute unrelated to current or future quarters awarding the Company $7.4 million.  Pursuant to a subsequent settlement reached between the parties involved, the Company received $7.9 million in full and final settlement of the matter. The full and final settlement included the original award of $7.4 million plus $500,000 interest earned for the period between the date of the decision and the actual payment date. The original award of 7.4 million is recognized as general and administrative expense, and the interest received is recorded as interest income in the consolidated statement of operations for the year ended April 30, 2012.

Securities Class Action

     A securities class action lawsuit was filed on November 30, 2001 in the United States District Court for the Southern District of New York, purportedly on behalf of all persons who purchased the Company's common stock from November 17, 1999 through December 6, 2000. The complaint named as defendants the Company, Jerry S. Rawls, its Chairman of the Board and formerly its President and Chief Executive Officer, Frank H. Levinson, its former Chairman of the Board and Chief Technical Officer, Stephen K. Workman, its former Senior Vice President and Chief Financial Officer, and an investment banking firm that served as an underwriter for the Company's initial public offering in November 1999 and a secondary offering in April 2000. The complaint, as subsequently amended, alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(b) of the Securities Exchange Act of 1934, on the grounds that the prospectuses incorporated in the registration statements for the offerings failed to disclose, among other things, that (i) the underwriter had solicited and received excessive and undisclosed commissions from certain investors in exchange for which the underwriter allocated to those investors material portions of the shares of the Company's stock sold in the offerings and (ii) the underwriter had entered into agreements with customers whereby the underwriter agreed to allocate shares of the Company's stock sold in the offerings to those customers in exchange for which the customers agreed to purchase additional shares of the Company's stock in the after market at pre-determined prices. No specific damages were claimed. Similar allegations were made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, which were consolidated for pretrial purposes. In October 2002, all claims against the individual defendants were dismissed without prejudice. On February 19, 2003, the Court denied defendants' motion to dismiss the complaint.

In February 2009, the parties reached an understanding regarding the principal elements of a settlement, subject to formal documentation and Court approval. Under the settlement, the underwriter defendants would pay a total of $486 million, and the issuer defendants and their insurers would pay a total of $100 million to settle all of the cases. On August 25, 2009, the Company funded approximately $327,000 with respect to its pro rata share of the issuers' contribution to the settlement and certain costs. This amount was accrued in the Company's consolidated financial statements during the first quarter of fiscal 2010. On October 2, 2009, the Court granted approval of the settlement and on November 19, 2009 the Court entered final judgment. The judgment was appealed by certain individual class members and this appeal was dismissed on January 9, 2012.
22.     Pending Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of April 30, 2012. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. The Company has filed a motion to dismiss the case and this motion is pending.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages have been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint.
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

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. The state court action has been stayed pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The individual defendants filed additional motions to dismiss the case in the District Court, and these motions are pending.

Cheetah Omni Litigation

Customer Texas Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating Finisar's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah also did not include any counterclaims.  Before Cheetah's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. Subsequently, Cheetah Omni filed a motion seeking to dismiss the action for lack of jurisdiction and, in the alternative, transferring the case to the Eastern District of Texas or staying the case until resolution of the Texas litigation described above. A hearing on all pending motions is scheduled for October 2012.

Other

     In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

23.     Restructuring Charges
During the second quarter of fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
The following table summarizes the activities of the restructuring accrual during fiscal 2012 (in thousands):

Balance as of April 30, 2011	$4,083
Adjustments	(322)
Cash payments, net of sublease income	(256)
Balance as of April 30, 2012	$3,505

Adjustments in the above table relate to a sublease agreement with a third party entered into during the first quarter of fiscal 2012 for a portion of the above-mentioned facility.

Of the $3.5 million of remaining accrual, $280,000 is expected to be paid in fiscal 2013 and $3.2 million is expected to be paid out from fiscal 2014 through fiscal 2020.
24.     Warranty
The Company generally offers a one - year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability in the amount of such costs based on revenue recognized. Factors that affect the Company’s warranty liability include the historical and anticipated rates of warranty claims and cost to repair. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company’s warranty liability during the period are as follows (in thousands):

	April 30,
	2012	2011
Beginning balance	$4,469	$5,472
Additions during the period based on product sold	3,487	4,273
Additions during the period due to Ignis acquisition (Note 5)	313	—
Change in estimates	(405)	—
Settlements and expirations	(3,938)	(5,276)
Ending balance	$3,926	$4,469

25.    Related Parties
During fiscal 2012, the Company paid $251,404 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.
During fiscal 2011, the Company paid $181,528 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 2,150 restricted stock units with a fair market value of $33,841, which vest as follows: 25% on June 23, 2011 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2014, subject to him continuing to provide services to Finisar.
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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 30, 2012. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.    Financial Information by Quarter (Unaudited)
Summarized quarterly data for fiscal 2012 and 2011 are as follows:

	Three Months Ended

	April 30, 2012 (1)(2)(3)	January 29, 2012 (1)	October 30, 2011 (1)	July 31, 2011 (1)(4)	April 30, 2011 (5)	January 30, 2011 (6)	October 31, 2010 (7)	August 1, 2010
	(In thousands, except per share data)
Revenues	$239,910	$242,954	$241,489	$228,226	$236,946	$263,016	$240,943	$207,882
Gross profit	$65,480	$71,102	$70,281	$66,481	$74,909	$84,065	$82,400	$70,898
Income from operations	$12,111	$11,308	$8,817	$7,090	$21,265	$30,599	$36,105	$23,747
Income from continuing operations before non-controlling interest	$17,342	$9,367	$6,270	$10,035	$16,352	$18,821	$33,796	$19,410
Loss from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$(284)
Net income attributable to Finisar Corporation	$18,015	$8,909	$5,927	$10,142	$16,352	$18,821	$33,796	$19,126

Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.20	$0.10	$0.07	$0.11	$0.18	$0.24	$0.44	$0.26
Diluted	$0.19	$0.09	$0.06	$0.11	$0.17	$0.22	$0.39	$0.24

Shares used in computing net income per share:
Basic	91,349	91,001	90,715	90,221	89,584	80,080	76,766	76,111
Diluted	98,528	94,032	93,599	93,527	97,837	93,388	89,521	88,215
_______________
(1) The results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis.

(2) Net income in the fourth quarter of fiscal 2012 includes a gain of $4.9 million on the fair value remeasurement of a contingent consideration liability related to the Ignis acquisition.

(3) Net income in the fourth quarter of fiscal 2012 includes a gain of $7.9 million related to a favorable decision by an arbitrator in an intellectual property dispute.

(4) Net income in the first quarter of fiscal 2012 includes a gain of $5.4 million on the fair value measurement of minority equity-method investment in Ignis upon the Company's acquisition of Ignis in May 2011.

(5) Net income in the fourth quarter of fiscal 2011 includes loss on debt extinguishment of $2.4 million on exchange of an aggregate of $17.8 million principal amount of the Company's 5.0% Convertible Senior Notes due 2029.

(6) Net income in the third quarter of fiscal 2011 includes loss on debt extinguishment of $5.9 million on exchange of an aggregate of $42.2 million principal amount of the Company's 5.0% Convertible Senior Notes due 2029 and $5.6 million of litigation settlement income.

(7) Net income in second quarter of fiscal 2011 includes a charge of $3.5 million for damages and interest accrued on settlement and resolution of litigation.

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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2012, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2012. Management based its assessment on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 30, 2012.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting during the year of the acquisition while integrating the acquired operations. Management's evaluation of internal control over financial reporting excluded the internal control activities of Ignis. The acquired business represented approximately 6 percent of the Company's consolidated revenues for the year ended April 30, 2012 and approximately 4 percent and 3 percent of the Company's consolidated total and net assets, respectively, as of April 30, 2012.
The effectiveness of internal control over financial reporting as of April 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Finisar Corporation
We have audited Finisar Corporation's internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ignis ASA, which is included in the April 30, 2012 consolidated financial statements of Finisar Corporation and constituted 4 percent and 3 percent of Finisar Corporation's total and net assets, respectively, as of April 30, 2012 and 6 percent of Finisar Corporation's revenues, for the year then ended. Our audit of internal control over financial reporting of Finisar Corporation also did not include an evaluation of the internal control over financial reporting of Ignis ASA.
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012 and our report dated June 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 29, 2012

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2012 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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
The information required by this item is incorporated by reference from the section captioned “Proposal No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:

Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses, Net of Recoveries	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at April 30, 2012	$1,324	$100	$(113)	$1,311
Balance at April 30, 2011	$2,085	$40	$(801)	$1,324
Balance at April 30, 2010	$1,069	$1,016	$—	$2,085
(3) Exhibits:
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 29th day of June, 2012.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	June 29, 2012
Jerry S. Rawls

/s/ Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	June 29, 2012
Eitan Gertel

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2012
Kurt Adzema

/s/ Michael C. Child	Director	June 28, 2012
Michael C. Child

/s/ Roger C. Ferguson	Director	June 29, 2012
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 29, 2012
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 29, 2012
Robert N. Stephens

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
1.1
Underwriting Agreement, dated March 17, 2010, by and among Registrant, the selling stockholders named in Schedule I thereto, and Morgan Stanley & Co. Incorporated and Jeffries & Co., Inc., as representatives of the several underwriters named in Schedule II thereto(1)

1.2	Underwriting Agreement, dated December 20, 2010, by and between Registrant and Credit Suisse Securities (USA) LLC (2)
2.1	Agreement and Plan of Reorganization, dated as of May 15, 2008, by and among Registrant, Fig Combination Corporation and Optium Corporation(3)
2.2	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(4)
3.1	Amended and Restated Bylaws of Registrant(5)
3.2	Restated Certificate of Incorporation of Registrant(6)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(7)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(8)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(9)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(10)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(11)
3.8	Amended and Restated Certificate of Incorporation of Registrant (12)
4.1	Specimen certificate representing Registrant's common stock(13)
4.2
Form of Rights Agreement between Registrant and American Stock Transfer and Trust Company, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series RP Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement)(14)

4.3	Indenture, dated October 15, 2003, between Registrant and U.S. Bank Trust National Association, a national banking association(15)
4.4	Indenture, dated October 12, 2006, between Registrant and U.S. Bank Trust National Association, a national banking association(16)
4.5	Indenture, dated October 15, 2009, between Registrant and Wells Fargo Bank, National Association(17)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(18)
10.2*	1999 Stock Option Plan(19)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(20)
10.4*	Registrant's 2005 Stock Incentive Plan, as amended(21)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(22)
10.6*	Optium Corporation 2000 Stock Incentive Plan(23)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(24)
10.8*	Form of Amended and Restated Warrant to Purchase Common Stock(25)
10.9*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Eitan Gertel(26)
10.10*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Christopher Brown(27)
10.11*	Deferred Stock Award Agreement, dated March 11, 2008, by and between Optium Corporation and Mark Colyar(28)
10.12	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(29)
10.13*	Form of Deferred Stock Award for Israeli grantees under Optium Corporation 2006 Stock Option and Incentive Plan(30)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.14*	Form of Deferred Stock Award for directors under Optium Corporation 2006 Stock Option and Incentive Plan(31)
10.15*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(32)
10.16*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(33)
10.17*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(34)
10.18*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(35)
10.19*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(36)
10.20*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(37)
10.21*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(38)
10.22	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(39)
10.23	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(40)
10.24	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(41)
10.25*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(42)
10.26*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(43)
10.27*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(44)
10.28*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(45)
10.29*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(46)
10.30*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(47)
10.31*	Deferred Stock Award Agreement, dated September 25, 2007, for Eitan Gertel(48)
10.32*	Deferred Stock Award Agreement, dated September 25, 2007, for Mark Colyar(49)
10.33*	Deferred Stock Award Agreement, dated September 25, 2007, for Christopher Brown(50)
10.34*	Deferred Stock Award Agreement, dated August 25, 2008, for Eitan Gertel(51)
10.35*	Deferred Stock Award Agreement, dated August 25, 2008, for Mark Colyar(52)
10.36*	Deferred Stock Award Agreement, dated August 25, 2008, for Christopher Brown(53)
10.37*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(54)
10.38*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(55)
10.39*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(56)
10.40*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(57)
10.41*	Form of Restricted Stock Unit Issuance Agreement(58)
10.42*	Form of Restricted Stock Unit Issuance Agreement — Officers(59)
10.43*	Form of Restricted Stock Unit Issuance Agreement — International(60)
10.44*	Form of Restricted Stock Unit Issuance Agreement — Israel(61)
10.45	Asset Purchase Agreement dated as of July 8, 2009 by and between Registrant and JDS Uniphase Corporation(62)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.46	Credit Agreement dated October 2, 2009 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(63)
10.47	Security Agreement dated October 2, 2009, among Registrant, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC(64)
10.48*	Registrant's 2009 Employee Stock Purchase Plan(65)
10.49*	Registrant's 2009 International Employee Stock Purchase Plan(66)
10.50	First Amendment to Credit Agreement dated January 7, 2010 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(67)
10.51	Loan Contract dated January 6, 2010 by and between Finisar Shanghai Inc. and Xiamen International Bank, Shanghai Branch(68)
10.52	Second Amendment to Credit Agreement dated April 16, 2010 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(69)
10.53	Third Amendment to Credit Agreement and First Amendment to Security Agreement dated February 9, 2011 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(70)
10.54	Form of contract note between Registrant and sellers of shares of Ignis ASA(71)
10.55	Form of pre-acceptance agreement between Registrant and shareholders of Ignis ASA(72)
21	List of Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
_______________________________________

^
XBRL information is furnished and not filed for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed March 18, 2010.

(2)	Incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K filed December 22, 2010.

(3)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed May 16, 2008.

(4)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(5)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(6)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(7)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(9)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(10)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(11)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(12)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(13)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(14)	Incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed September 27, 2002.

(15)	Incorporated by reference to Exhibit 4.4 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2003.

(16)	Incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K filed October 17, 2006.

(17)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(18)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(19)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(20)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(21)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(22)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(23)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(24)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(25)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(27)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(28)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(29)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(30)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(31)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(32)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(33)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(34)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(35)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(36)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(37)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(38)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(39)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(40)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(41)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(42)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7,

2007.

(43)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(44)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(45)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(46)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(47)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(48)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(49)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(50)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(51)	Incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(52)	Incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(53)	Incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q filed December 17, 2008.

(54)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(55)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(56)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(57)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(58)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(59)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(60)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(61)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(62)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed July 16, 2009.

(63)	Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed January 11, 2010.

(64)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(65)	Incorporated by reference to Exhibit 99.3 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(66)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(67)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(68)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(69)	Incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(70)	Incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K filed June 28, 2011.

(71)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 28, 2011.

(72)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 28, 2011.