Form 10-K/A
period 2012-04-30
FINISAR CORP
filed 2012-08-23
CIK 1094739

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

As of October 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,918,586,601, based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 28, 2011 of $21.38 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 29, 2012, there were 92,685,439 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2012 (the “Original Filing”). We are filing this Amendment for the purpose of providing the information required by and not included in Part III of the Original Filing because we will not file our definitive proxy statement within 120 days after the end of our fiscal year on April 30, 2012. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment.

The reference on the cover of the Original Filing to the incorporation by reference of the Proxy Statement into Part III of the Original Filing is hereby deleted. We have also updated the information on the cover of the Original Filing as to our issued and outstanding shares of common stock to July 15, 2012. Except as expressly set forth in this Amendment, we are not amending any other part of the Original Filing.

All references to “Finisar,” “the Company,” “we,” “us” or “our” are references to Finisar Corporation and its consolidated subsidiaries, collectively, except as otherwise indicated or where the context otherwise requires.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
The following table sets forth information concerning our current directors as of July 15, 2012.

Name	Position with Finisar	Age	Director Since
Michael C. Child	Director	57	2010
Roger C. Ferguson	Director	69	1999
Eitan Gertel	Chief Executive Officer and Director	50	2008
Thomas E. Pardun	Director	68	2009
Jerry S. Rawls	Chairman of the Board	68	1989
Robert N. Stephens	Director	66	2005

Michael C. Child has served as a member of our board of directors since June 2010 and previously served on our board of directors from November 1998 until October 2005. Mr. Child has been employed by TA Associates, Inc., a private equity firm, since 1982 where he currently serves as a Senior Advisor. Mr. Child served as a Managing Director of TA Associates from 1987 through 2010. Mr. Child also currently serves on the board of directors of IPG Photonics, which designs and manufactures high performance fiber lasers and amplifiers, and Ultratech, Inc., which designs and manufactures photolithography and thermal processing equipment, and served on the board of directors of Eagle Test Systems, a manufacturer of high performance automated test equipment for the semiconductor industry, from 2003 until November 2008 when it was acquired by Teradyne, Inc. Mr. Child holds a B.S. in Electrical Engineering from the University of California at Davis and an M.B.A. from the Stanford Graduate School of Business. Mr. Child has more than 25 years’ experience investing in and acquiring technology and technology-related companies and has served on the boards of directors of numerous public and private companies, including companies in the fiber optics and semiconductor industries. This broad financial and industry experience enables Mr. Child to make a valuable contribution to the board. He also brings significant knowledge regarding the Company and its operations from his previous years of service on our board.
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

Thomas E. Pardun has served as a member of our board of directors since December 2009. Mr. Pardun is currently the Chairman of the Board of Directors of Western Digital Corporation, a manufacturer of hard-disk drives for the personal computer and home entertainment markets. Mr. Pardun has served in this capacity from January 2000 until November 2001 and again since April 2007. Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services and wireless communications companies, from May 1996 until his retirement in July 2000. Prior to 1996, Mr. Pardun served as President and CEO of U.S. West Multimedia Communications, a communications company. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division, and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product-line evaluation. He is also a director of CalAmp Corporation, Calix, Inc. and MaxLinear, Inc., and served as a director of Occam Networks, Inc. from September 2004 until February 2011 when it was acquired by Calix, Inc. Mr. Pardun holds a B.B.A. in Business Administration from the University of Iowa. Mr. Pardun brings to the board extensive management and operations experience in the computer and telecommunications industries, including marketing and product development expertise, as well as his service in senior management positions.
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
Robert N. Stephens has served as a member of our board of directors since August 2005 and as our Lead Director since March 2010. Mr. Stephens served as the Chief Executive Officer since April 1999 and President since October 1998 of Adaptec, Inc., a storage solutions provider, until his retirement in May 2005. Mr. Stephens joined Adaptec in November 1995 as Chief Operating Officer. Before joining Adaptec, Mr. Stephens was the founder and chief executive officer of Power I/O, a company that developed serial interface solutions and silicon expertise for high-speed data networking, that was acquired by Adaptec in 1995. Prior to founding Power I/O, Mr. Stephens was President and CEO of Emulex Corporation, which designs, develops and supplies Fibre Channel host bus adapters. Before joining Emulex, Mr. Stephens was Senior Vice President, General Manger, and founder of the Microcomputer Products Group at Western Digital Corporation. He began his career at IBM, where he served over 15 years in a variety of human resource management positions. Mr. Stephens holds a B.A. in Philosophy and Psychology and an M.S. in Industrial Psychology from San Jose State University. Mr. Stephens brings to the board executive and industry experience in a number of strategic and operational areas through his service as Chief Executive Officer of Adaptec, Power I/O and Emulex and in executive roles at Western Digital.
There are no family relationships between any of our directors or executive officers.
Executive Officers
Information concerning our executive officers is found under the heading “Executive Officers of the Registrant” in Part I of the Original Filing, which is incorporated herein by reference.
Audit Committee and Financial Experts
The board of directors has a standing Audit Committee. The members of the Audit Committee during fiscal 2012 were Messrs. Child, Ferguson, Pardun, and, until the annual meeting of stockholders in November 2011,

Dominique Trempont, a former director who declined to stand for re-election. Each of the members of the Audit Committee is independent for purposes of the Nasdaq listing standards as they apply to audit committee members. Messrs. Ferguson and Pardun are audit committee financial experts, as defined in the rules of the Securities and Exchange Commission. The functions of the Audit Committee include overseeing the quality of our financial reports and other financial information and our compliance with legal and regulatory requirements; appointing and evaluating our independent registered public accounting firm, including reviewing their independence, qualifications and performance and reviewing and approving the terms of their engagement for audit services and non-audit services; and establishing and observing complaint procedures regarding accounting, internal auditing controls and auditing matters.
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
Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders during the fiscal year ended April 30, 2012 were satisfied.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
The following discussion explains our compensation philosophy, objectives and procedures and describes the forms of compensation awarded to our Chairman of the Board, our Chief Executive Officer, our Chief Financial Officer, and each of our three other most highly-compensated executives (determined as of April 30, 2012). We refer to these individuals as our “named executive officers.” This discussion focuses on the information contained in the tables and related footnotes and narrative included below, primarily for our fiscal year ended April 30, 2012, but also contains information regarding compensation actions taken before and after fiscal 2012 to the extent we believe such information enhances our executive compensation disclosure.
Philosophy, Objectives and Procedures
Our fundamental compensation philosophy is to align the compensation of our senior management with our annual and long-term business objectives and performance and to offer compensation that will enable us to attract, retain and appropriately reward executive officers whose contributions are necessary for our long-term success. We seek to reward our executive officers’ contributions to achieving internal financial operating goals, revenue growth, operating income growth and cost control. We operate in a very competitive environment for executive talent, and we believe that our compensation packages must be competitive when compared to our peers and should also be aligned with our stockholders’ short and long-term interests.
The Compensation Committee of our board of directors oversees the design and administration of our executive compensation program. The principal elements of the program are base salary, annual cash bonuses and equity-based incentives which, to date, have been in the form of stock options and restricted stock units, or RSUs. In general, the Compensation Committee’s policy is that the total compensation paid to our executive officers should be fair and competitive, taking into account, among other factors, compensation paid by peer companies to officers with comparable responsibilities and our success in achieving our financial and operational goals. However, it is not the Compensation Committee’s policy to adhere to a rigid formula or benchmark system and, for a variety of reasons, including our comparatively rapid growth in recent years, various elements of our executive compensation package may lag behind the median amounts paid by our peer companies.
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
In its annual review of compensation for our executive officers, the Compensation Committee considers compensation data and analyses assembled and prepared by our Human Resources staff. In reviewing the performance of our Chairman of the Board and our Chief Executive Officer, the Committee solicits input from the other non-employee members of the board of directors and reviews performance assessments prepared by such officers. For the other executive officers, the Chairman and the Chief Executive Officer provide the Compensation Committee with a review of each individual’s performance and contributions over the past year and make recommendations regarding their compensation that the Compensation Committee considers.
In some years, the Compensation Committee retains compensation consultants to assist it in its review of executive officer compensation. The Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, in connection with its reviews at the beginning of fiscal 2012 and fiscal 2013. The Compensation Committee reviewed cash and equity compensation analyses prepared by Assets Unlimited, Inc. and met with a representative of that firm.
At our 2011 annual meeting of stockholders, we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers, as disclosed in the proxy statement for the meeting (commonly referred to as a “Say-on-Pay” vote). Our stockholders overwhelmingly approved the compensation of our named executive officers, with over 95% of the shares voted voting in favor of approving such compensation. As the stockholder advisory vote was held after the Compensation Committee had determined the compensation to be paid to our executive officers for fiscal 2012, the Compensation Committee did not take such results into account in determining executive compensation for fiscal 2012. However, in determining executive compensation for fiscal 2013, the Compensation Committee considered the results of the 2011 stockholder Say-on-Pay vote, and the positive stockholder feedback that it represented, in the Committee's determination to continue our fundamental policies and procedures related to executive compensation and to adopt a compensation package for fiscal 2013 having a basic structure similar to compensation packages adopted for previous years.
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
Fiscal 2012 Base Salaries
Base salaries for our executive officers are initially set based on negotiation with the individual executive officer at the time of his or her recruitment and with reference to salaries for comparable positions in the fiber optics industry for individuals of similar education and background to those of the executive officer being recruited. We also give consideration to the individual’s experience, track record of contribution in his or her industry and expected contributions to Finisar. Salaries are reviewed annually by the Compensation Committee, typically at the beginning of the fiscal year, and adjustments are made based on (i) salary recommendations of our Chairman of the Board and our Chief Executive Officer, (ii) the Compensation Committee’s assessment of the individual performance of the executive officers during the previous fiscal year, (iii) Finisar’s financial results for the previous fiscal year and the then-current outlook for the current fiscal year and (iv) changes in competitive pay levels, based on compensation data and analyses assembled and prepared by our Human Relations staff and, in years when a compensation consultant is engaged to assist the Compensation Committee, reports by such consultant.
The Compensation Committee engaged Assets Unlimited, Inc., a compensation consulting firm, to assist in its review of executive compensation for fiscal 2012. Assets Unlimited, Inc. prepared a report including a summary of compensation data for the following companies, including our industry peers and similarly-sized companies in our broader industry group (the “Peer Companies”):

Brocade Communications	JDS Uniphase	PMC Sierra
Cadence Design	Netgear	QLogic
Coherent	Novellus	Quantum Corp.
Cypress Semiconductor	Oclaro	Smart Modular
Equinix	Omnivision	Triquint
Fairchild Semiconductor	Opnext	Trimble Navigation
Intersil	Plantronics
In considering executive compensation levels for fiscal 2012, the Compensation Committee took into account its general compensation philosophy, as described above, and various other considerations, including the following:

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

Name	Fiscal 2012 Base Salary	Median Peer Company Base Salary (1)	Median Radford Base Salary (2)
Jerry S. Rawls	$500,000	$599,383	$685,000
Eitan Gertel	$500,000	$599,383	$685,000
Joseph A. Young	$380,300	$308,014	$293,558
John Clark	$355,250	$307,720	$306,950
Todd Swanson	$320,000	$324,244	$338,475
Kurt Adzema	$310,000	$340,000	$397,560
________________

(1)	Based on data compiled by Assets Unlimited, Inc. in June 2011 for cash payments to officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey compiled in June 2011 for cash payments to officers with comparable duties at companies with annual revenues of between $1 billion and $3 billion.
Fiscal 2012 Cash Bonuses
Under our compensation policy, a substantial component of each executive officer’s potential annual compensation takes the form of a performance-based cash bonus. The amounts of cash bonuses paid to our executive officers, other than the Chairman and the Chief Executive Officer, are determined by the Compensation Committee, in consultation with the Chairman and Chief Executive Officer, based on Finisar’s financial performance and the specific contributions of the individual officers. The amount of cash bonuses paid to the Chairman and the Chief Executive Officer are determined by the Compensation Committee, without participation by the Chairman or the Chief Executive Officer, based on the same factors.
In June 2011, the Compensation Committee adopted an executive bonus plan for the fiscal year ended April 30, 2012 (the “2012 Plan”). Under the 2012 Plan, the aggregate target bonuses for Messrs. Rawls and Gertel were 100% of their annual base salary, and the aggregate target bonus for each of the other named executive officers was 60% of their annual base salary. The aggregate bonus for each executive officer under the 2012 Plan was to be based 50% on Finisar’s achievement of pre-bonus non-GAAP operating income targets and 50% on a discretionary determination by the Compensation Committee taking into account the Company's overall financial performance, the applicable executive officer’s performance for the fiscal year and such other factors as the Compensation Committee deems appropriate. The maximum total bonus payable to each officer under the formula and discretionary components of the 2012 Plan was two times the officer's target bonus. Finisar was required to achieve at least 75.5% of its pre-bonus non-GAAP operating income target before a portion of the quantitative bonus would be earned; the amount of the bonus would increase on a linear basis for operating income above that amount. Our pre-bonus non-GAAP operating income during fiscal 2012 was less than 75.5% of the target amount. Accordingly, no bonuses were earned by any of our executive officers under the quantitative component of the 2012 Plan. However, in considering awards under the discretionary component of the 2012 Plan, the Compensation Committee reviewed the overall performance of Finisar and its executive management team during fiscal 2012. The Committee considered recommendations made by the Chairman of the Board and the Chief Executive Officer and, with respect to those officers, considered a written performance evaluation prepared by them as well as input from the other non-employee directors. Among other things, the Committee considered Finisar's financial performance compared to its peers, challenges that it faced in the markets that it serves, execution of Finisar's strategy, including the acquisition and integration of Ignis ASA, research and development initiatives undertaken to support entry into new markets, and expansion of its operations in China, as well as management's record of employee retention. Based on its assessment of management's overall performance in a challenging market environment, and the individual performance of the executive officers, the Compensation Committee determined that 80% of the discretionary component of the 2012 Plan (or 40% of the total target bonus) would be awarded to each executive officer. Original target bonuses for each of the named executive officers under the 2012 Plan, cash bonuses actually awarded and paid under the plan for their services during fiscal 2012 and data on bonuses and non-equity compensation paid by comparable companies reviewed by the Compensation Committee in June 2011, when the 2012 Plan was adopted are as follows:

Name	Fiscal 2012 Target Bonus	Fiscal 2012 Bonus Paid	Median Peer Group Non-Equity Incentive Compensation(1)	Median Radford Non-Equity Incentive Compensation (2)
Jerry S. Rawls	$500,000	$200,000	$651,215	$685,000
Eitan Gertel	$500,000	$200,000	$651,215	$685,000
Joseph A. Young	$228,180	$91,272	$204,787	$154,115
John Clark	$213,150	$85,260	$83,420	$168,823
Todd Swanson	$192,000	$76,800	$236,501	$207,315
Kurt Adzema	$186,000	$74,400	$238,875	$311,182
________________

(1)	Based on data compiled by Assets Unlimited, Inc. in June 2011 for bonuses and other non-equity payments to officers with comparable duties at the Peer Companies.

(2)
Based on data from the Radford Executive Survey compiled in June 2011 for bonuses and other non-equity payments to officers with comparable duties at companies with annual revenues of between $1 billion and $3 billion.

Equity-based Incentives
Longer term incentives are provided through equity-based awards granted under Finisar’s 2005 Stock Incentive Plan, which reward executives and other employees through the growth in value of our stock. To date, these awards have been in the form of stock options and RSUs, the ultimate value of which is determined by the long-term performance of our stock. The Compensation Committee believes that employee equity ownership is highly motivating, provides an important incentive for employees to build stockholder value and provides each executive officer with a significant incentive to manage Finisar from the perspective of an owner with an equity stake in the company.
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
The grant of equity-based awards is generally considered by the Compensation Committee on an annual basis in the early part of each fiscal year, at the same time as other components of executive compensation are reviewed and annual equity-based awards are granted to our non-officer employees. The size of the equity-based awards granted to each executive officer are set by the Compensation Committee at levels that are intended to create a meaningful opportunity for stock ownership based upon the individual’s current position, the individual’s personal performance in recent periods, the individual’s potential for future responsibility and promotion, comparison of award levels in prior years and comparison of award levels earned by executives at our peer companies and similarly-sized companies in our broader industry group. The Compensation Committee also takes into account the number of unvested options and RSUs held by the executive officer in order to maintain an appropriate level of retention value for that individual.
In connection with its annual review of executive officer compensation in June 2011, the Compensation Committee awarded annual grants of RSUs to each of our executive officers for fiscal 2012. In granting the awards, the Compensation Committee considered the various factors described above, including input from its compensation consultant, Assets Unlimited, Inc., regarding the equity-based compensation of executive officers of comparable companies. The RSUs awarded to each of the executive officers vest in annual installments over a four-year period, subject to the officer's continued service. The number of shares of our common stock underlying the RSUs granted to the named executive officers were as follows:

Name	RSU Shares
Jerry S. Rawls	120,000
Eitan Gertel	120,000
Joseph A. Young	42,872
John Clark	36,667
Todd Swanson	38,656 (1)
Kurt Adzema	32,000
________________

(1) Includes 6,656 RSUs issued as a portion of Mr. Swanson's incentive compensation for fiscal 2011.

Other Benefits and Perquisites
Our named executive officers and other executives are generally eligible to receive the same health and welfare benefits offered to all employees in the geographic area in which they are based. They are also eligible to participate in our defined contribution 401(k) plan on the same basis as our other employees. We currently provide no other perquisites to our named executive officers or other executive officers.
During fiscal 2012, personal benefits accounted for less than 2% of the total compensation of our Chairman, our Chief Executive Officer and our other named executive officers.
Changes in Executive Compensation for Fiscal 2013; Fiscal 2013 Executive Bonus Plan
For fiscal 2013, the Compensation Committee conducted its annual review of executive compensation. The Compensation Committee again engaged Assets Unlimited, Inc. to assist in its review. Assets Unlimited, Inc. prepared a report including a summary of compensation data for the following companies, including our industry peers and similarly-sized companies in our broader industry group:

Adtran	Intersil	Opnext
Brocade Communications	IPG Photonics	Plantronics
Cadence Design	JDS Uniphase	PMC Sierra
Coherent	Netgear	QLogic
Cypress Semiconductor	Novellus	Quantum Corp.
Equinix	Oclaro	Trimble Navigation
Fairchild Semiconductor	Omnivision	Triquint

In its annual review of executive compensation for fiscal 2013 the Compensation Committee took into account its general compensation philosophy, as described above and various other considerations, including the following:

•	the officers’ salary history;

•	specific contributions of individual officers during fiscal 2012 and their expected contributions during fiscal 2013;

•
the report of Assets Unlimited, Inc. on peer company compensation and other available compensation data for comparable companies, taking into account differences between the actual responsibilities of the Finisar officers and those typical for the generic categories listed in the reports; and

•	Finisar's financial performance during fiscal 2012 and the then-current outlook for fiscal 2013.
The Compensation Committee noted that, on the basis of Finisar's recent financial performance and its near-term outlook, annual salary increases for non-officer personnel, typically awarded in the first fiscal quarter, had been deferred. Accordingly, in June 2012, the Compensation Committee determined not to increase the base salaries of our executive officers from their fiscal 2012 levels. The fiscal 2013 base salaries of the named executive officers and data on base salaries of officers of comparable companies reviewed by the Compensation Committee in June 2012 are as follows:

Name	Fiscal 2013 Base Salary	Median Peer Company Base Salary (1)	Median Radford Base Salary (2)
Jerry S. Rawls	$500,000	$612,901	$620,000
Eitan Gertel	$500,000	$612,901	$620,000
Joseph A. Young	$380,300	$350,953	$293,155
John Clark	$355,250	$325,629	$300,000
Todd Swanson	$320,000	$347,269	$331,500
Kurt Adzema	$310,000	$336,385	$360,000
________________

(1)	Based on data compiled by Assets Unlimited, Inc. in May 2012 for cash payments to officers with comparable duties at the Peer Companies.

(2)	Based on data from the Radford Executive Survey compiled in April 2012 for cash payments to officers with comparable duties at companies with annual revenues of between $500 million and $1 billion.
In June 2012, the Compensation Committee also adopted an executive bonus plan for the fiscal year ending April 30, 2013 (the “2013 Plan”), which is similar in structure to previous executive bonus plans, including the 2012 Plan. Under the 2013 Plan, the aggregate target bonuses for Messrs. Rawls and Gertel are 100% of their annual base salary, and the aggregate target bonus for each of the other named executive officers is 60% of their annual base salary. The aggregate bonus for each executive officer under the 2013 Plan will be based 50% on Finisar’s achievement of pre-bonus non-GAAP operating income targets and 50% on a discretionary determination by the Compensation Committee taking into account Finisar’s overall financial performance, the applicable executive officer’s performance for the fiscal year and such other factors as the Compensation Committee deems appropriate. The maximum total bonus payable to each officer under the formula and discretionary components of the 2013 Plan is two times the officer’s target bonus. Any bonus amounts earned under the 2013 Plan are expected to be paid in cash. The Compensation Committee believes that achieving the formula-based portion of the target bonuses will be difficult. Achieving or exceeding the pre-bonus non-GAAP operating income targets will be dependent upon overcoming operational challenges in an environment of continuing economic uncertainty. It will also be dependent on increased sales of our customers’ products over which we have no control. Finisar has achieved or exceeded the non-GAAP operating income called for in its original annual operating plan in two of its last five fiscal years.
In connection with its review of executive officer compensation in June 2012, the Compensation Committee also awarded annual grants of RSUs to each of our executive officers for fiscal 2013. The RSUs vest in annual installments over a four-year period, subject to the officers’ continued service. In granting the awards, the Compensation Committee considered the factors described above under the heading “Equity-based Incentives,” including input from its compensation consultant, Assets Unlimited, Inc., regarding the equity-based compensation of executive officers of comparable companies. The number of shares of our common stock underlying the RSUs granted to the named executive officers were as follows:

Name	RSU Shares
Jerry S. Rawls	120,000
Eitan Gertel	120,000
Joseph A. Young	35,533
John Clark	35,533
Todd Swanson	35,533
Kurt Adzema	35,533

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
Participants in this plan who are executive officers are entitled to receive cash severance payments equal to two years base salary and health and medical benefits for two years in the event of a qualifying termination in connection with a change in control of Finisar. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the plan. In addition, in the event of a change in control, vesting of stock options held by participants in the plan will be accelerated by one year, if the options are assumed by the acquiring company. If the options are not assumed by the acquirer, or upon a participant’s qualifying termination in connection with the change in control, vesting of the options will be accelerated in full. The plan also provides that the vesting of RSUs held by participants in the plan will be accelerated in full upon a qualifying termination. Upon any other termination of employment, participants are entitled only to accrued salary and any other vested benefits through the date of termination.
Our Chief Executive Officer, who was a former officer of Optium, is a party to an employment agreement and equity incentive agreement that he entered into with Optium and that were assumed by Finisar in connection with the Optium merger. See “Potential Payments Upon Termination or Change of Control” below. Benefits to this officer under the Executive Retention and Severance Plan will be reduced by the amount of comparable benefits to which he is entitled under such agreements.
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

COMPENSATION COMMITTEE

Michael C. Child (Chair)
Robert N. Stephens
Thomas E. Pardun
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
The members of the Compensation Committee during fiscal 2012 were Michael C. Child, Robert N. Stephens and, until the annual meeting of stockholders in November 2011, Dominique Trempont, a former director who declined to stand for re-election. Thomas E. Pardun was appointed to serve on the Compensation Committee in June 2012 after the completion of the Compensation Committee's annual executive compensation review for fiscal 2013. None of the members of the Compensation Committee are or have been an officer or employee of Finisar. During fiscal 2012, no member of the Compensation Committee had any relationship with Finisar requiring disclosure under Item 404 of Regulation S-K. During fiscal 2012, none of Finisar’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity any of whose executive officers served on Finisar’s Compensation Committee or Board of Directors.

Summary Compensation Information
The following table presents certain summary information concerning compensation paid or accrued by us for services rendered in all capacities by (i) our Chairman of the Board, our Chief Executive Officer, and our Chief Financial Officer and (ii) our three other most highly compensated executive officers (determined as of April 30, 2012) (collectively, the “named executive officers”):
Summary Compensation Table for Fiscal 2012

Name and Principal Position	Fiscal Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Equity Awards(1)	All Other Compensation(2)	Total

Jerry S. Rawls	2012	$491,911	$200,000	—	$1,758,000	$7,585	$2,457,496
Chairman of the Board	2011	459,711	—	$538,505	1,796,564	—	2,794,780
	2010	420,092	133,200	—	1,063,108	—	1,616,400

Eitan Gertel	2012	491,911	200,000	—	1,758,000	7,585	2,457,496
Chief Executive Officer	2011	459,711	—	538,505	1,796,564	—	2,794,780
	2010	420,092	133,200	—	621,496	—	1,174,788

Joseph A. Young	2012	377,952	91,272	—	628,075	7,435	1,104,734
Executive Vice President,	2011	367,562	—	258,329	674,805	—	1,300,696
Global Operations	2010	335,885	106,500	—	471,978	—	914,363

John Clark (3)	2012	354,139	85,260	—	537,172	5,904	982,475
Executive Vice President, Technology
and Global Research and Development

Todd Swanson (4)	2012	312,723	76,800	—	566,310	6,822	962,655
Executive Vice President,	2011	284,031	—	199,834	503,680	—	987,545
Sales and Marketing	2010	257,354	81,600	—	470,624	—	809,578

Kurt Adzema (5)	2012	306,615	74,400	—	468,800	7,498	857,313
Executive Vice President,	2011	292,385	—	205,712	503,680	—	1,001,777
Finance and Chief Financial Officer	2010	264,923	84,000	—	247,589	—	596,512
______________________

(1)
Includes stock option and RSU awards. Valuation based on the grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation”. The assumptions used with respect to the valuation of option grants are set forth in “Finisar Corporation Consolidated Financial Statements — Notes to Financial Statements —  Note 18 — Stockholders’ Equity” included in this annual report on Form 10-K.

(2)	Includes the matching contribution that we made under Finisar's 401(k) plan.

(3)	Mr. Clark joined Finisar as our Executive Vice President, Technology and Global Research and Development in January 2011.

(4)	Mr. Swanson's incentive compensation for fiscal 2011 was paid through a combination of $100,000 in cash and the grant of 6,656 RSUs with a value of $99,834 on the date of grant.

(5)	Mr. Adzema became our Senior Vice President, Finance and Chief Financial Officer in March 2010 and has served as our Executive Vice President, Finance and Chief Financial Officer since January 2011.
Grants of Plan-Based Awards
The following table sets forth certain information with respect to RSUs granted during or for the fiscal year ended April 30, 2012 to each of our named executive officers.
Grants of Plan-Based Awards in or for Fiscal 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold	Target	Maximum
Jerry S. Rawls	—	—	$500,000	$1,000,000	—	—	—	—
	6/20/2011	—	—	—	120,000	—	—	1,758,000

Eitan Gertel	—	—	500,000	1,000,000	—	—	—	—
	6/20/2011	—	—	—	120,000	—	—	1,758,000

Joseph A. Young	—	—	228,180	456,360	—	—	—	—
	6/20/2011	—	—	—	42,872	—	—	628,075

John Clark	—	—	213,150	426,300	—	—	—	—
	6/20/2011	—	—	—	36,667	—	—	537,172

Todd Swanson	—	—	192,000	384,000	—	—	—	—
	6/20/2011	—	—	—	38,656 (2)	—	—	566,310

Kurt Adzema	—	—	186,000	372,000	—	—	—	—
	6/20/2011	—	—	—	32,000	—	—	468,800
______________________

(1)
Represents the dollar value of the applicable range (threshold, target and maximum amounts) of potential cash bonuses payable to each named executive officer for fiscal 2012 under the executive officer bonus plan for fiscal 2012 (the “2012 Plan”). Additional information regarding the 2012 Plan is set forth above under “Compensation Discussion and Analysis.” The actual amount paid to each executive officer for fiscal 2012 is set forth in the Summary Compensation Table under the heading “Bonus.”

(2)	Includes 6,656 RSUs issued as a portion of Mr. Swanson's incentive compensation for fiscal 2011.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of securities underlying outstanding equity awards for each of our named executive officers as of the end of our fiscal year on April 30, 2012. Unless otherwise specified, options vest at a rate of 20% over five years from the date of grant. Market value for RSUs is determined by multiplying the number of shares by the closing price of Finisar common stock on the Nasdaq Global Select Market on the last trading day of the fiscal year ($16.52 on April 30, 2012).

Outstanding Equity Awards at Fiscal Year-End 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price per Share	Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Jerry S. Rawls	124,999	—		$13.84	6/7/2012
	25,000	—		15.60	8/27/2013
	50,000	—		15.36	6/2/2014
	62,499	—		9.76	6/8/2015
	49,999	—		37.04	6/6/2016
	40,000	10,000	(1)	21.68	9/7/2017
	120,833	—		3.36	12/12/2018
	33,491	4,784	(2)	3.36	12/12/2018
	25,313	19,687	(3)	8.29	12/8/2019
	19,532	11,718	(4)	8.29	12/8/2019
						19,687	(5)	$325,229
						11,718	(6)	193,581
						85,605	(12)	1,414,195
						120,000	(13)	1,982,400

Eitan Gertel	205,308	—	(7)	$0.64	4/30/2013
	47,768	—	(7)	1.36	6/22/2015
	97,843	—	(7)	6.88	2/13/2016
	32,614	—	(7)	7.36	3/13/2016
	88,841	—	(8)	26.64	2/28/2017
	73,099	—		3.36	12/12/2018
	33,491	4,784	(2)	3.36	12/12/2018
	7,496	5,830	(3)	8.29	12/8/2019
	19,531	11,719	(4)	8.29	12/8/2019
						5,830	(5)	$96,312
						11,718	(6)	193,581
						85,605	(12)	1,414,195
						120,000	(13)	1,982,400

Joseph A. Young	49,999	—		$11.76	10/29/2014
	25,000	—		9.76	6/8/2015
	25,000	—		37.04	6/6/2016
	678	—		25.68	3/8/2017
	20,001	4,999	(1)	21.68	9/7/2017
	41,892	—		3.36	12/12/2018
	26,778	3,825	(2)	3.36	12/12/2018
	8,495	6,607	(3)	8.29	12/8/2019
	11,719	7,031	(4)	8.29	12/8/2019
						6,607	(5)	$109,148
						7,031	(6)	116,152
						32,154	(12)	531,184
						42,872	(13)	708,245

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable		Exercise Price per Share	Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John Clark						15,000	(14)	$247,800
						36,667	(13)	605,739

Todd Swanson	6,250	—		$14.32	8/25/2013
	6,249	—		14.08	11/23/2015
	3,750	—		24.80	9/8/2016
	679	—		25.68	3/8/2017
	2,400	599	(1)	21.68	9/7/2017
	600	150	(11)	14.88	12/10/2017
	788	112	(9)	10.08	9/11/2018
	13,609	—		3.36	12/12/2018
	5,109	2,931	(2)	3.36	12/12/2018
	1,998	1,554	(3)	8.29	12/8/2019
	32,813	19,687	(4)	8.29	12/8/2019
						106	(10)	$1,751
						1,554	(5)	25,672
						5,625	(6)	92,925
						24,000	(12)	396,480
						38,656	(13)	638,597

Kurt Adzema	12,499	—		$14.08	11/23/2015
	9,374	—		24.80	9/8/2016
	678	—		25.68	3/8/2017
	10,000	2,500	(1)	21.68	9/7/2017
	938	469	(9)	10.08	9/11/2018
	4,711	—		3.36	12/12/2018
	1,315	2,301	(3)	8.29	12/8/2019
	3,125	4,688	(4)	8.29	12/8/2019

						438	(10)	$7,236
						2,301	(5)	38,013
						4,687	(6)	77,429
						24,000	(12)	898,880
						32,000	(13)	528,640
________________

(1)	The option was granted on September 7, 2007 and will become fully vested on September 7, 2012, assuming continued employment with Finisar.

(2)
The option was granted on December 12, 2008. The option became exercisable as to 25% of the shares on August 12, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on August 12, 2012.

(3)
The option was granted on December 8, 2009. The option became exercisable as to 25% of the shares on December 8, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on December 8, 2013, assuming continued employment with Finisar.

(4)
The option was granted on December 8, 2009. The option became exercisable as to 25% of the shares on September 1, 2010 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 1, 2013, assuming continued employment with Finisar.

(5)
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

(7)	The option was granted by Optium and was assumed by Finisar upon the closing of the Optium merger.

(8)	The option was granted by Optium and was assumed by Finisar upon the closing of the Optium merger.

(9)
The option was granted on September 11, 2008. The option became exercisable as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(10)
The RSU was granted on September 11, 2008. The RSU vested as to 25% of the shares on September 11, 2009 and vests with respect to an additional 6.25% of the shares on each of the next 12 quarterly anniversaries thereafter, to be fully vested on September 11, 2012, assuming continued employment with Finisar.

(11)	The option was granted on December 10, 2007 and will become fully vested on December 10, 2012, assuming continued employment with Finisar.

(12)
The RSU was granted on June 15, 2010. The RSU vested as to 25% of the shares on June 23, 2011 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 23, 2014, assuming continued employment with Finisar.

(13)
The RSU was granted on June 20, 2011. The RSU vested as to 25% of the shares on June 20, 2012 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on June 20, 2015, assuming continued employment with Finisar.

(14)
The RSU was granted on March 11, 2011. The RSU vested as to 25% of the shares on March 11, 2012 and vests with respect to an additional 25% of the shares on each of the next three yearly anniversaries thereafter, to be fully vested on March 11, 2015, assuming continued employment with Finisar.

Option Exercises and Stock Vested
The following table provides information on stock option exercises by our named executive officers and vesting of RSUs held by them during the fiscal year ended April 30, 2012.
Option Exercises and Stock Vested in Fiscal 2012

	Option Awards		Restricted Stock Unit Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2)

Jerry S. Rawls	—	—	47,598	$830,698
Eitan Gertel	—	—	39,680	685,361
Joseph A. Young	—	—	19,181	338,037
John Clark	—	—	5,000	94,850
Todd Swanson	2,642	$49,656	12,850	225,656
Kurt Adzema	—	—	13,315	233,333

________________

(1)	Based on the difference between the closing sale price of Finisar’s common stock on the date of exercise and the exercise price.

(2)	Based on the closing sale price of Finisar’s common stock on the vesting date.

Potential Payments Upon Termination or Change in Control
Cash Payments and/or Acceleration of Vesting Following Certain Termination Events
We have an employment agreement with Eitan Gertel, our Chief Executive Officer that provides for cash payments following certain termination events. Except as described below and in “— Executive Retention and Severance Plan,” no named executive officer is entitled to any cash payments and/or acceleration of vesting following a change in control of Finisar unless a termination event also occurs.
The table below sets forth the cash payments that Mr. Gertel would be entitled to receive in the event that he (i) had been terminated by us without cause on April 30, 2012, (ii) had resigned following a demotion, reduction in base salary or involuntary relocation, referred to as a resignation for good reason, on April 30, 2012 or (iii) had been terminated on April 30, 2012 as the result of death or disability. In each case, the amounts set forth in the table below are subject to any deferrals required under Section 409A of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not include any life insurance proceeds in the event of death or disability benefits in the event of disability.
Mr. Gertel executed an employment agreement with Optium Corporation on April 14, 2006, which was assumed by us at the time of the Optium merger and was amended and restated effective December 31, 2008. The initial term of the agreement was three years, provided that the term of the agreement automatically extended for an additional term of one year on the third anniversary and is extended for an additional year on each subsequent anniversary of the commencement date unless either party gives not less than 90 days notice prior to the expiration of the term that it does not wish to extend the agreement. The agreement entitles Mr. Gertel to a base salary of $500,000, subject to adjustment as provided in the agreement, and other incentive compensation as determined by the board of directors. In the event that Mr. Gertel is terminated without cause or if we give notice that we do not intend to extend the employment agreement, we will be obligated to pay him one year severance, which in all cases includes base salary, bonus as calculated in the agreement and accrued paid time off. In addition, if he resigns for good reason, we will be obligated to pay him one year severance.

Payments and benefits	Involuntary termination without cause	Voluntary termination for good reason	Termination upon death	Termination upon disability
Cash severance	$838,347	$838,347	$—	$—
Health care benefits	20,252	20,252	20,252	20,252
Total	$858,599	$858,599	$20,252	$20,252

Executive Retention and Severance Plan
Our executive officers, including our named executive officers, are eligible to participate in the Finisar Executive Retention and Severance Plan. This plan provides that in the event of a qualifying termination each of the participating executives will be entitled to receive (i) a lump sum payment equal to two years’ base salary (excluding bonus) and (ii) medical, dental and insurance coverage for two years, or reimbursement of premiums for COBRA continuation coverage during such period. A qualifying termination is defined as an involuntary termination other than for cause or a voluntary termination for good reason upon or within 18 months following a change in control, as such terms are defined in the plan. In addition, the plan provides that the vesting of stock options held by eligible officers will be accelerated as follows: (i) one year of accelerated vesting upon a change in control, if the options are assumed by a successor corporation, (ii) 100% accelerated vesting upon a change in control if the options are not assumed by a successor corporation, and (iii) 100% accelerated vesting upon a qualifying termination. The Plan also provides that the vesting of RSUs held by eligible officers will be accelerated in full upon a qualifying termination. In the event the employment of any of our named executive officers were to be terminated without cause or for good reason, within 18 months following a change in control of Finisar, each as of April 30, 2012, the named executive officers would be entitled to payments in the amounts set forth opposite their name in the following table:

Name	Cash Severance
Jerry S. Rawls	$42,665 per month for 24 months
Eitan Gertel	$43,354 per month for 24 months
Joseph A. Young	$33,154 per month for 24 months
John Clark	$30,602 per month for 24 months
Todd Swanson	$27,991 per month for 24 months
Kurt Adzema	$27,296 per month for 24 months

Benefits payable to Mr. Gertel under the Executive Retention and Severance Plan will be reduced by the amount of comparable benefits to which he is entitled under the employment agreement described above.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive other than for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

In the event the employment of any of our named executive officers were to be terminated without cause or for good reason within 18 months following a change in control of Finisar, each as of April 30, 2012, the named executives would be entitled to accelerated vesting of their outstanding stock options and RSUs as described in the following table:

Name	Value of Equity Awards: (1)
Jerry S. Rawls	Accelerated vesting of 46,189 options with a value of $321,421 and 237,010 RSUs with a value of $3,915,405.
Eitan Gertel	Accelerated vesting of 22,333 options with a value of $207,386 and 223,153 RSUs with a value of $3,686,488.
Joseph A. Young	Accelerated vesting of 22,463 options with a value of $162,591 and 88,664 RSUs with a value of $1,464,729.
John Clark	Accelerated vesting of 51,667 RSUs with a value of $853,539.
Todd Swanson	Accelerated vesting of 25,034 options with a value of $214,366 and 69,941 RSUs with a value of $1,155,425.
Kurt Adzema	Accelerated vesting of 9,958 options with a value of $60,540 and 63,426 RSUs with a value of $1,047,798.
______________________

(1)
Potential incremental gains are net values based on (i) the aggregate difference between the respective exercise prices of options and the closing sale price of Finisar common stock on April 30, 2012 ($16.52 per share) and (ii) the number of shares underlying RSUs multiplied by the closing sale price of Finisar common stock on April 30, 2012.

Director Compensation
Under our policy for the compensation of non-employee directors that was in effect during fiscal 2012, non-employee directors were entitled to receive an annual retainer of $50,000. The Lead Director was entitled to receive an additional amount of $10,000 per year for serving in that capacity. In addition, members of the standing committees of the board were entitled to receive annual retainers, payable quarterly, in the following amounts:

Committee	Chair	Other Members
Audit	$16,000	$8,000
Compensation	10,000	5,000
Nominating and Governance	10,000	5,000

We also reimburse directors for their reasonable expenses incurred in attending meetings of the board and its committees.
In addition, all new non-employee directors were entitled to receive an RSU award with a value of $100,000 upon their initial election to the board and an additional RSU award with a value of $50,000 on an annual basis thereafter. Under the policy in effect during fiscal 2012, the grant of the annual RSU awards was made at the first meeting of the board in each fiscal year. The initial RSU awards vest over a period of three years from the date of grant, and the annual RSU awards vest on the first anniversary of the date of grant. The number of shares subject to each RSU award is determined based on the per share value of our common stock on the date of grant.

The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 30, 2012:
Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards	All Other Compensation	Total Compensation
Michael C. Child	$85,000	$48,828	—	—	$133,828
Roger C. Ferguson	88,750	48,828	—	—	137,578
Thomas E. Pardun	78,750	48,828	—	—	127,578
Robert N. Stephens	93,750	48,828	—	—	142,578
Dominique Trempont	47,250	48,828	—	—	96,078
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

(2)
The following table sets forth certain information with respect to RSUs granted during the fiscal year ended April 30, 2012 to the non-employee members of our board of directors, each of which constituted an annual grant:

Name	Grant Date	Number of Shares of Common Stock Underlying Options and Stock Awards	Exercise Price of Options and Stock Awards ($/Share)	Grant Date Fair Value of Option and Stock Awards
Michael C. Child	6/20/2011	3,333	—	$48,828

Roger C. Ferguson	6/20/2011	3,333	—	48,828

Thomas E. Pardun	6/20/2011	3,333	—	48,828

Robert N. Stephens	6/20/2011	3,333	—	48,828

Dominique Trempont	6/20/2011	3,333	—	48,828

Our non-employee directors held the following stock options and unvested RSUs as of April 30, 2012.

Name	Number of Shares Underlying Stock Options Outstanding	Unvested Restricted Stock Units Outstanding
Michael C. Child	—	7,568
Roger C. Ferguson	22,709	3,750
Thomas E. Pardun	8,750	3,333
Robert N. Stephens	7,469	3,625

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of July 15, 2012 by:
•each stockholder who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table for Fiscal 2012 in “Item 11. Executive Compensation” above; and

•	all of our executive officers and directors as a group.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders:
T. Rowe Price Associates, Inc. (2)	9,651,992	10.41%
100 E. Pratt Street
Baltimore, MD 21202

Wellington Management Company, LLP (3)	8,792,308	9.49%
280 Congress Street
Boston, MA 02210

Prudential Financial, Inc. (4)	5,496,762	5.93%
751 Broad Street
Newark, New Jersey 07102-3777

Blackrock, Inc. (5)	4,780,724	5.16%
40 East 52nd Street
New York, NY 10022

Directors
Jerry S. Rawls (6)	1,213,613	1.30%
Eitan Gertel (7)	1,383,302	1.47%
Michael C. Child (8)	13,548	*
Roger C. Ferguson (9)	38,177	*
Thomas E. Pardun (10)	10,675	*
Robert N. Stephens (11)	14,707	*

Named Executive Officers :
Joseph A. Young (12)	238,079	*
Todd Swanson (13)	89,782	*
Kurt Adzema(14)	62,190	*
John Clark	11,678	*
All executive officers and directors as a group (12 persons)(15)	3,289,953	3.47%
_________________
* Less than 1%.

(1)
The address of each of the named individuals is: c/o Finisar Corporation, 1389 Moffett Park Drive, Sunnyvale, CA 94089. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All shares of common stock subject to options exercisable within 60 days following July 15, 2012 and restricted stock units (“RSUs”) that vest within that period are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage of ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person. Accordingly, percent ownership is based on 92,680,716 shares of common stock outstanding as of July 15, 2012 plus any shares issuable pursuant to options held by the person or group in question which may be exercised within 60 days following July 15, 2012 and RSUs that vest within that period. Except as indicated in the other footnotes to the table and subject to applicable community property laws, based on information provided by the persons named in the table, these persons have sole voting and investment power with respect to all shares of the common stock shown as beneficially owned by them.

(2)
As reported on a Schedule 13G/A filed on June 8, 2012, as of May 31, 2012 T. Rowe Price Associates, Inc. has sole voting power with respect to 1,123,032 shares and sole dispositive power with respect to 9,651,992 shares.

(3)
As reported on a Schedule 13G filed on February 14, 2012, as of December 31, 2011 Wellington Management Company LLP has shared voting power with respect to 7,126,561 shares and shared dispositive power with respect to 8,792,308 shares.

(4)
As reported on a Schedule 13G filed on February 13, 2012, as of December 31, 2011 Prudential Financial Inc. may be deemed to be the beneficial owner of 5,496,762 shares beneficially owned by the following registered investment advisors: The Prudential Insurance Company of America, Jennison Associates LLC, Prudential Investment Management, Inc. and Quantitative Management Associates LLC. Prudential Financial, Inc. is the parent holding company and the indirect parent of the four registered investment advisors named above and may have direct or indirect voting and/or investment discretion over shares which are held for its own benefit or for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates, Prudential Financial, Inc. reported that it held sole voting and dispositive power with respect to 160,413 shares, shared voting power with respect to 4,034,804 shares and shared dispositive power with respect to 5,336,349 shares.

Jennison Associates LLC. filed a Schedule 13G on February 12, 2012 to report the beneficial ownership of 5,492,847 shares, for which it held sole voting power with respect to 5,061,248 shares and shared dispositive power with respect to 5,492,847 shares, which are included in the shares beneficially owned by Prudential Financial, Inc.

(5)	As reported on a Schedule 13G/A filed on February 13, 2012, as of December 30, 2011, Blackrock, Inc. beneficially owned 4,780,724 shares.

(6)
Includes 346,648 shares held by The Rawls Family, L.P. Mr. Rawls is the president of the Rawls Management Corporation, the general partner of The Rawls Family, L.P. Includes (a) 450,982 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012 and (b) 4,766 RSUs that vest within 60 days following July 15, 2012.

(7)
Includes (a) 1,122,823 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012, (b) 2,785 RSUs that vest within 60 days following July 15, 2012 and (c) 31,907 shares issuable upon exercise of a warrant that is currently exercisable.

(8)	Includes 5,061 shares held by the Child Family Trust.

(9)	Includes 22,501 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012.

(10)	Includes 5,833 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012.

(11)	Includes 7,323 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012.

(12)	Includes (a) 222,618 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012 and (b) 2,115 RSUs that vest within 60 days following July 15, 2012.

(13)	Includes (a) 84,893 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012 and (b) 1,212 RSUs that vest within 60 days following July 15, 2012.

(14)	Includes (a) 47,830 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012, and (b) 1,329 RSUs that vest within 60 days following July 15, 2012.

(15)
Includes (a) 2,114,826 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012, (b) 15,719 RSUs that vest within 60 days following July 15, 2012 and (c) 37,583 shares issuable upon exercise of warrants that are currently exercisable.

Equity Compensation Plan Information
We currently maintain three compensation plans that provide for the issuance of our common stock to officers, directors, other employees or consultants. These consist of the 2005 Stock Incentive Plan, the 2009 Employee Stock Purchase Plan and the 2009 International Employee Stock Purchase Plan, each of which has been approved by our stockholders. We previously maintained the 2001 Nonstatutory Stock Option Plan, or the 2001 Plan, which was adopted in February 2001 and has not been approved by our stockholders. No additional options will be granted under the 2001 Plan. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of April 30, 2012:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	7,712,710	$8.02	12,693,150

Equity compensation plan not approved by stockholders(2)(3)	26,943	$13.92	—
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

(2)
Excludes options assumed by us in connection with acquisitions of other companies. As of April 30, 2012, 749,358 shares of our common stock were issuable upon exercise of these assumed options, at a weighted average exercise price of $11.23 per share. No additional awards may be granted under the plans pursuant to which these assumed equity rights were granted.

(3)
A total of 731,250 shares of our common stock were reserved for issuance under the 2001 Plan. As of April 30, 2012, a total of 286,251 shares of common stock had been issued upon the exercise of options granted under the 2001 Plan.

Material Features of the 2001 Nonstatutory Stock Option Plan
As of April 30, 2012, 26,943 shares of our common stock were reserved for issuance upon the exercise of outstanding options granted under the 2001 Plan. The 2001 Plan was adopted by our board on February 16, 2001 and provided for the grant of nonstatutory stock options to employees and consultants with an exercise price per share not less than 85% of the fair market value of our common stock on the date of grant. However, no person was eligible to be granted an option under the 2001 Plan whose eligibility would have required approval of the 2001 Plan by our stockholders. Options granted under the 2001 Plan generally have a ten-year term and vest at the rate of 20% of the shares on the first anniversary of the date of grant and 20% of the shares each additional year thereafter until fully vested. All of the outstanding options are fully vested. Some of the options that have been granted under the 2001 Plan were subject to full acceleration of vesting in the event of a change in control of Finisar. The term of the 2001 Plan expired in February 2011 and no additional options will be granted under the 2001 Plan.
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
Guy Gertel, the brother of Eitan Gertel, our Chief Executive Officer, provided sales and marketing services to Optium through GHG Technologies, a company he owns. Subsequent to the Optium merger in August 2008, GHG Technologies has continued to provide such services to Finisar. For services rendered during fiscal 2012, we paid GHG Technologies $251,404 in cash compensation. In addition, Finisar granted to Guy Gertel, for no additional consideration, 2,000  restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to Mr. Gertel’s continuing to provide services to Finisar. We believe that the cash payments to GHG were fair and reasonable and were comparable to amounts that would have been paid to an unaffiliated party in an arms’ length transaction. The restricted stock unit awards to Mr. Gertel were consistent with the type and size of grants made to our other sales professionals.

Other than as described above and the compensation arrangements and other arrangements described in “Item 11. Executive Compensation” above, there were no transactions during our fiscal year ended April 30, 2012, and there is not currently proposed any transaction or series of similar transactions to which we were or will be a party, in which the amount involved exceeded or will exceed $120,000 in which any director, any executive officer, any holder of 5% or more of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services
The following table sets forth the aggregate fees billed to us for the fiscal years ended April 30, 2012 and April 30, 2011 by our independent registered public accounting firm, Ernst & Young LLP:

	Year Ended April 30, 2012	Year Ended April 30, 2011
Audit fees (1)	$1,917,195	$1,836,552
Audit-related fees (2)	8,311	26,208
Tax fees (3)	135,108	11,159
Total Fees	$2,060,614	$1,873,919

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

(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to financial due diligence and agreed-upon-procedures engagement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 23rd day of August, 2012.

FINISAR CORPORATION

By	/s/ Kurt Adzema
Kurt Adzema
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)