Form 10-Q
period 2012-07-29
FINISAR CORP
filed 2012-09-06
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 29, 2012
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

     At August 31, 2012, there were $92,708,107 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 29, 2012

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 29, 2012	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,409	$234,544
Accounts receivable, net of allowance for doubtful accounts of $1,611 at July 29, 2012 and $1,311 at April 30, 2012	179,441	167,760
Accounts receivable, other	14,972	21,004
Inventories	208,168	218,432
Prepaid expenses and other	24,430	25,482
Total current assets	647,420	667,222
Property, equipment and improvements, net	165,837	163,817
Purchased intangible assets, net	43,049	45,177
Goodwill	97,994	81,431
Minority investments	884	884
Other assets	7,393	10,896
Total assets	$962,577	$969,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,295	$72,339
Accrued compensation	22,210	27,090
Other accrued liabilities	21,456	20,871
Deferred revenue	9,775	8,970
Short-term debt	—	3,150
Total current liabilities	124,736	132,420
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	16,274	15,175
Deferred tax liabilities	2,433	1,972
Total liabilities	183,458	189,582
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 29, 2012 and April 30, 2012	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 92,685,439 shares issued and outstanding at July 29, 2012 and 91,451,615 shares issued and outstanding at April 30, 2012	93	91
Additional paid-in capital	2,321,064	2,309,219
Accumulated other comprehensive income	22,356	28,720
Accumulated deficit	(1,572,703)	(1,566,506)
Finisar Corporation stockholders' equity	770,810	771,524
Non-controlling interest	8,309	8,321
Total stockholders' equity	779,119	779,845
Total liabilities and stockholders' equity	$962,577	$969,427

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 29, 2012	July 31, 2011

Revenues	$220,526	$228,226
Cost of revenues	161,457	160,223
Amortization of acquired developed technology	1,272	1,522
Gross profit	57,797	66,481
Operating expenses:
Research and development	38,169	35,396
Sales and marketing	10,674	9,586
General and administrative	13,342	13,952
Restructuring recoveries	—	(322)
Amortization of purchased intangibles	809	779
Total operating expenses	62,994	59,391
Income (loss) from operations	(5,197)	7,090
Interest income	196	160
Interest expense	(647)	(911)
Loss on debt extinguishment	—	(419)
Other income, net	81	4,663
Income (loss) before income taxes and non-controlling interest	(5,567)	10,583
Provision for income taxes	642	548
Consolidated net income (loss)	(6,209)	10,035
Adjust for net loss attributable to non-controlling interest	12	107
Net income (loss) attributable to Finisar Corporation	$(6,197)	$10,142
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.07)	$0.11
Diluted	$(0.07)	$0.11

Shares used in computing net income (loss) per share:
Basic	91,988	90,221
Diluted	91,988	93,527

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 29, 2012	July 31, 2011
Consolidated net income (loss)	$(6,209)	$10,035
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(6,364)	438
Total other comprehensive income (loss), net of tax	(6,364)	438
Total comprehensive income (loss)	$(12,573)	$10,473
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	12	107
Comprehensive income (loss) attributable to Finisar Corporation	$(12,561)	$10,580

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 29, 2012	July 31, 2011
Operating activities
Consolidated net income (loss)	$(6,209)	$10,035
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	12,713	10,595
Amortization	2,317	2,509
Stock-based compensation expense	8,376	7,090
Gain on sale or retirement of assets	(19)	—
Equity in losses of equity method investment	—	619
Gain on fair value measurement of minority equity-based investment	—	(5,429)
Loss on debt extinguishment	—	419
Changes in operating assets and liabilities:
Accounts receivable	(8,378)	13,117
Inventories	11,240	(7,133)
Other assets	1,984	(19,494)
Deferred income taxes	67	43
Accounts payable	(3,814)	3,667
Accrued compensation	(6,573)	(6,458)
Other accrued liabilities	(929)	4,083
Deferred revenue	382	1,275
Net cash provided by operating activities	11,157	14,938
Investing activities
Additions to property, equipment and improvements	(15,011)	(16,308)
Sale of minority investment	10,495	—
Proceeds from sale of property and equipment	23	—
Acquisitions, net of cash acquired	(20,580)	(71,125)
Net cash used in investing activities	(25,073)	(87,433)
Financing activities
Proceeds from term loan	—	1,800
Repayments of debt	(3,150)	(8,654)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan, net of tax withholdings	2,931	2,636
Net cash used in financing activities	(219)	(4,218)
Net decrease in cash and cash equivalents	(14,135)	(76,713)
Cash and cash equivalents at beginning of period	234,544	314,765
Cash and cash equivalents at end of period	$220,409	$238,052
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$228
Cash paid for taxes	353	1,018

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of July 29, 2012 and for the three month periods ended July 29, 2012 and July 31, 2011 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 29, 2012, its operating results for the three month periods ended July 29, 2012 and July 31, 2011, and its cash flows for the three month periods ended July 29, 2012 and July 31, 2011. Operating results for the three month periods ended July 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The condensed consolidated balance sheet as of April 30, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

2. Summary of Significant Accounting Policies

     For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2012. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K, except as noted below.

Recent Adoption of New Accounting Standards

     In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. The Company adopted this guidance during the first quarter of fiscal 2013. Adoption of this guidance did not have an impact on the Company's consolidated financial statements.

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

3. Acquisitions

Acquisition of Red-C Optical Networks, Inc.

On July 16, 2012, the Company acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware Corporation, with subsidiary operations in Tel Aviv, Israel, engaged in research, development and marketing of optical amplifiers and sub-systems for the wavelength division multiplexing, or WDM, optical communication sector. The results of Red-C's operations have been included in the consolidated financial statements since that date. The acquisition will broaden the Company's product lines primarily for telecom applications by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks.

The provisional acquisition-date fair value of the consideration transferred totaled $25.1 million, consisting of a $23.7 million upfront cash payment and $1.4 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to $15 million, payable in cash or shares of the Company's common stock at the Company's option, subject to Red-C achieving a specified level of gross profit during calendar year 2013. The provisional acquisition-date fair value of the contingent consideration arrangement was $1.4 million, which the Company estimated using a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach were as follows: 5% discount rate and 100% probability of achieving an expected level of gross profit. In addition, the Company may be required to pay certain former Red-C shareholders additional cash compensation of up to an aggregate of $5 million contingent upon their continuing employment with the Company for 12-, 24- and 36-month periods subsequent to the acquisition date. Any such amounts will be recorded as compensation expense and recognized over the related respective service periods.

The following table summarizes the provisional estimated acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$3,120
Accounts receivable	3,303
Inventory	5,571
Other current assets	751
Property, equipment and improvements	1,229
Intangible assets	—
Other assets	662
Total identifiable assets acquired	14,636

Current liabilities	(6,089)
Deferred tax liabilities	—
Total liabilities assumed	(6,089)
Net identifiable assets acquired	8,547
Goodwill	16,563
Net assets acquired	$25,110

The Company is in the process of obtaining third-party valuation of acquired intangible assets; thus, provisional measurements of intangible assets, goodwill, deferred taxes and contingent consideration are subject to change.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Red-C. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of acquired accounts receivable was the same as their contractual amount.

The Company recognized $325,000 of acquisition related costs that were expensed in the three months ended July 29, 2012. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 805 for material business combinations have not been presented herein because management does not believe the acquisition of Red-C is significant to the Company's consolidated financial statements.

Acquisition of Ignis ASA

During the first quarter of fiscal 2012, the Company completed the acquisition of Ignis ASA ("Ignis"), a provider of optical components and network solutions for fiber optic communications. Ignis' product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks. For additional information regarding this acquisition, see Note 5, Acquisition of Ignis ASA, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 30, 2012.

Historically, Ignis and its subsidiaries have maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which are changing to conform to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the three-month period. The financial records of Ignis and its subsidiaries are being integrated with the Company's consolidated financial reporting system. This change did not have material impact on the Company's consolidated financial statements during the three months ended July 29, 2012.

For the three months ended July 29, 2012, the results of operations of Ignis' subsidiaries that are not yet integrated in the Company's consolidated financial reporting system have been included in the consolidated financial statements through June 30, 2012. There were no intervening events in the operating results of such Ignis' subsidiaries for the month ended July 29, 2012 that materially affected the Company's consolidated financial position or results of operations.

4. Net Income (Loss) per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	July 29, 2012	July 31, 2011
Numerator:
Net income (loss) attributable to Finisar Corporation	$(6,197)	$10,142
Numerator for basic and diluted net income (loss) per share	$(6,197)	$10,142
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	91,988	90,221
Effect of dilutive securities:
Employee stock options and restricted stock units	—	3,270
Warrants	—	36
Dilutive potential common shares	—	3,306
Denominator for diluted net income (loss) per share	91,988	93,527
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.07)	$0.11
Diluted	$(0.07)	$0.11

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	July 29, 2012	July 31, 2011
Common shares issuable upon:
Exercise of employee stock options and restricted stock units	4,433	1,264
Conversion of convertible subordinated notes	3,748	3,748
Exercise of warrants	36	—
	8,217	5,012

5. Inventories

     Inventories consist of the following (in thousands):

	July 29, 2012	April 30, 2012
Raw materials	$54,051	$64,047
Work-in-process	89,927	92,173
Finished goods	64,190	62,212
Total inventories	$208,168	$218,432

During the three months ended July 29, 2012, the Company recorded charges of $9.5 million for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.6 million. This resulted in a net charge for excess and obsolete inventory of $4.9 million during the three months ended July 29, 2012.

During the three months ended July 31, 2011, the Company recorded charges of $5.7 million for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $4.0 million. This resulted in a net charge for excess and obsolete inventory of $1.7 million during the three months ended July 31, 2011.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of July 29, 2012 and April 30, 2012, the liability for these purchase commitments was $1.6 million and $2.0 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	July 29, 2012	April 30, 2012
Land and buildings	$10,391	$10,600
Computer equipment	49,861	49,215
Office equipment, furniture and fixtures	5,167	4,833
Machinery and equipment	307,134	301,084
Leasehold property and improvements	32,498	30,809
Total	405,051	396,541
Accumulated depreciation and amortization	(239,214)	(232,724)
Property, equipment and improvements (net)	$165,837	$163,817

7. Intangible Assets Including Goodwill

The following table reflects intangible assets subject to amortization as of July 29, 2012 and April 30, 2012 (in thousands):

	July 29, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$92,564	$(76,514)	$16,050
Purchased trade name	2,072	(1,244)	828
Purchased customer relationships	32,974	(9,153)	23,821
Purchased internal use software, backlog and in-process research and development	2,156	(1,177)	979
Purchased patents	1,651	(280)	1,371
Total	$131,417	$(88,368)	$43,049

	April 30, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$92,564	$(75,242)	$17,322
Purchased trade name	2,072	(1,229)	843
Purchased customer relationships	32,974	(8,407)	24,567
Purchased internal use software, backlog and in-process research and development	2,156	(1,130)	1,026
Purchased patents	1,651	(232)	1,419
Total	$131,417	$(86,240)	$45,177

    The amortization expense on intangible assets for the three months ended July 29, 2012 and July 31, 2011 was $2.1 million and $2.3 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2013 (remainder of year)	$6,328
2014	6,725
2015	5,787
2016	5,523
2017	5,523
2018 and beyond	13,163
Total	$43,049

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance as of April 30, 2012	$81,431
Addition related to acquisition of Red-C (Note 3)	16,563
Balance at January 29, 2012	$97,994

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of July 29, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	220,252
Total cash and cash equivalents				$220,409

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$15,156	$—	$—	$15,156
Cash	—	—	—	219,388
Total cash and cash equivalents				$234,544

The gross realized gains and losses for the three months ended July 29, 2012 and July 31, 2011 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

     The carrying value of minority investment at both July 29, 2012 and April 30, 2012 was $884,000 and was comprised of the Company's minority investment in one privately held company accounted for under the cost method. The Company's investment in this company was primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

10. Convertible Debt

     The Company's convertible debt balances as of July 29, 2012 and April 30, 2012 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of July 29, 2012
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015
As of April 30, 2012
Convertible senior notes due October 2029	$40,015	5.00%	2030

Total	$40,015

11. Debt

As a result of the acquisition of Ignis in fiscal 2012, the Company's consolidated liabilities included certain loan obligations of Ignis' Korean subsidiary, Fi-ra, to three Korean banks under which an acquisition-date aggregate principal balance of approximately $2.5 million was outstanding, with interest rates ranging from 4.5% to 6.7% per annum. In addition, during the first quarter of fiscal 2012, Fi-ra entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bore interest at variable rates based on the 4-month KORIBOR plus 0.33%. These loans required monthly interest payments with all principal payable at maturity. The remaining principal balance outstanding under these loans as of April 30, 2012 was $3.2 million. These loans were fully repaid in May 2012 and June 2012.

12. Revolving Credit Facility

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of July 29, 2012, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of July 29, 2012 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of July 29, 2012.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Three Months Ended
July 29, 2012
Beginning balance at April 30, 2012	$3,926
Additions during the period based on product sold	1,160
Additions during the period due to Red-C acquisition (Note 3)	166
Settlements and expirations	(763)
Ending balance at July 29, 2012	$4,489

14. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of July 29, 2012 and April 30, 2012 were as follows (in thousands):

	July 29, 2012					April 30, 2012
	Carrying				Fair	Carrying				Fair
	Amount	Level 1	Level 2	Level 3	Value	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$220,409	$220,409	$—	$—	$220,409	$234,544	$234,544	$—	$—	$234,544
Total	$220,409	$220,409	$—	$—	$220,409	$234,544	$234,544	$—	$—	$234,544

Financial liabilities:
Convertible debt	$40,015	$62,099	$—	$—	$62,099	$40,015	$73,688	$—	$—	$73,688
Debt	—	—	—	—	—	3,150	3,150	—	—	3,150
Contingent consideration	1,410	—	—	1,410	1,410	—	—	—	0	0
Total	$41,425	$62,099	$—	$1,410	$63,509	$43,165	$76,838	$—	$—	$76,838

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

Debt - The fair value of the debt is determined by discounting the contractual cash flows at the current rates charged for similar debt instruments.

Contingent consideration - The fair value of the contingent consideration is estimated using a probability-weighted discounted cash flow model. (See "Note 3. Acquisitions").

     The Company has not estimated the fair value of its minority investment in one privately held company as it is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of July 29, 2012, the carrying value of the Company's minority investment in this privately held company was $884,000, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended July 29, 2012 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Red-C:

Three Months Ended
July 29, 2012
Balance at April 30, 2012	$—
Additions due to acquisition of Red-C (See Note 3)	1,410
Balance at July 29, 2012	$1,410

15. Stockholders' Equity

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases for the three months ended July 29, 2012 and July 31, 2011 which was reflected in the Company's operating results (in thousands):

	Three Months Ended
	July 29, 2012	July 31, 2011
Cost of revenues	$1,319	$1,711
Research and development	2,753	2,130
Sales and marketing	1,008	795
General and administrative	2,736	1,925
Total	$7,816	$6,561

The total share-based compensation capitalized as part of inventory as of July 29, 2012 was $1.7 million.

During the three months ended July 29, 2012, 339,304 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 55,174 shares of common stock were exercised under the Company's Stock Incentive Plan. The number of restricted stock units issued during the three months ended July 29, 2012 was 924,928.

As of July 29, 2012, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $66.8 million, which is expected to be recognized in the Company's operating results over the succeeding 31 months.

16. Income Taxes

      The Company recorded a provision for income taxes of $642,000 and $548,000, respectively, for the three months ended July 29, 2012 and July 31, 2011. The income tax provisions include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 90% of total deferred tax assets as of July 29, 2012, for which management believes it is not more likely than not to be realized in future periods.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2012 and July 29, 2012 was $14.6 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $12.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

     Due to the Company's taxable loss position in previous years, all tax years since inception are subject to examination in the U.S. and state jurisdictions. The Company is also subject to examinations in various foreign jurisdictions, none of which were individually material. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur through April 30, 2013.

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At July 29, 2012, there were no accrued interest or penalties related to uncertain tax positions.

17. Segment and Geographic Information

     The Company has one reportable segment consisting of optical subsystems and components.

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended
	July 29, 2012	July 31, 2011
Revenues from sales to unaffiliated customers:
United States	$62,025	$57,950
Malaysia	52,587	53,182
China	39,850	45,003
Rest of the world	66,064	72,091
	$220,526	$228,226

Revenues generated in the United States are all from sales to customers located in the United States.

One customer and two customers each represented more than 10% of total revenues in the three months ended July 29, 2012 and July 31, 2011, respectively.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	July 29, 2012	April 30, 2012
Long-lived assets:
United States	$88,920	$92,635
Malaysia	36,288	38,668
China	60,809	57,664
Rest of the world	31,146	31,807
	$217,163	$220,774

The increase in long-lived assets was primarily due to additions of property and improvements in China.

18. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first quarter of fiscal 2013 (in thousands):

Balance as of April 30, 2012	$3,505
Cash payments, net of sublease income	(68)
Balance as of July 29, 2012	$3,437

Of the $3.4 million remaining accrual, $288,000 is expected to be paid in the next twelve months and $3.1 million is expected to be paid from fiscal 2014 through fiscal 2020.

19. Pending Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of July 29, 2012. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. The Company has filed a motion to dismiss the case and this motion is pending.
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

     Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases have been consolidated into two proceedings pending in federal and state courts in California. The federal court cases have been consolidated in the United States District Court for the Northern District of California. The state court cases have been consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases have alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors are liable to the Company. No specific amount of damages has been alleged, and by the nature of the lawsuits, no damages will be alleged against the Company. The state court action has been stayed pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The individual defendants filed additional motions to dismiss the case in the District Court. On July 12, 2012, the District Court issued an order granting the motion as to certain claims and individual defendants, with leave to amend except as to certain defendants, and denying the motion as to other claims and individual defendants.

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

Finisar has received a request for indemnification from all six customer defendants with respect to the two patents mentioned above. The Company is currently evaluating the requests for indemnification. The Company also expects that the defendant customers will defend the lawsuit vigorously at least with respect to the claims that implicate any Finisar products. However, there can be no assurance that they will be successful in their defense and, if they are not successful with respect to the two patents mentioned above, Finisar may be liable to indemnify the accused customers for significant costs and damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending and/or aiding in the defense of the lawsuit with respect to the two patents mentioned above. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. Subsequently, Cheetah Omni filed a motion seeking to dismiss the action for lack of jurisdiction and, in the alternative, transferring the case to the Eastern District of Texas or staying the case until resolution of the Texas litigation described above. In July 2012, the Court denied each of the Cheetah Omni motions. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. These motions remain pending.

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

     Historically, the Company has not made any significant indemnification payments under such arrangements. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of July 29, 2012.

21. Related Party Transaction

During the quarter ended July 29, 2012, the Company paid $50,575 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to the Company.

During the quarter ended July 31, 2011, the Company paid Mr. Gertel's company $83,200 in cash compensation. In addition, during the first quarter of 2012, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical or optoelectronic interface for interconnecting the electronic equipment used in building these networks, including the switches, routers and servers used in wireline networks as well as antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-Gbps bandwidth over several wavelengths on the same fiber.

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical wavelengths. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as reconfigurable optical add/drop multiplexers, or ROADMs.

Our line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications.

Demand for our products is largely driven by the continually growing need for additional bandwidth created by the ongoing proliferation of data and video traffic driven by video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wire line and wireless networks. Mobile traffic is increasing as the result of proliferation of smart phones, tablet computers, and other mobile devices.

     Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products including lasers, photo-detectors and integrated circuits, or ICs, designed by our internal IC engineering teams. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

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

Recent Developments

Acquisition of Red-C

On July 16, 2012, we acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware Corporation, with subsidiary operations in Tel Aviv, Israel, engaged in research, development and marketing of optical amplifiers and sub-systems for the wavelength division multiplexing, or WDM, optical communication sector. The acquisition will broaden the Company's product lines primarily for telecom applications by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks. For additional information regarding this acquisition, see "Part I, Item 1, Financial Statements - Note 3. Acquisitions."

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 29, 2012	July 31, 2011
Revenues	100.0%	100.0%
Cost of revenues	73.1	70.2
Amortization of acquired developed technology	0.6	0.7
Gross profit	26.3	29.1
Operating expenses:
Research and development	17.3	15.5
Sales and marketing	4.8	4.2
General and administrative	6.2	6.1
Restructuring recoveries	—	(0.1)
Amortization of purchased intangibles	0.4	0.3
Total operating expenses	28.7	26.0
Income (loss) from operations	(2.4)	3.1
Interest income	0.1	0.1
Interest expense	(0.3)	(0.4)
Loss on debt extinguishment	—	(0.2)
Other income, net	—	2.0
Income (loss) before income taxes and non-controlling interest	(2.6)	4.6
Provision for income taxes	0.3	0.2
Consolidated net income (loss)	(2.9)	4.4
Adjust for net loss attributable to non-controlling interest	—	—
Net income (loss) attributable to Finisar Corporation	(2.9)%	4.4%

Revenues. Revenues decreased $7.7 million, or 3.4%, to $220.5 million in the quarter ended July 29, 2012 compared to $228.2 million in the quarter ended July 31, 2011.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	July 29, 2012	July 31, 2011	Change	% Change
Datacom revenue	$139,464	$129,072	$10,392	8.1%
Telecom revenue	81,062	99,154	(18,092)	(18.2)%
Total revenues	$220,526	$228,226	$(7,700)	(3.4)%

Datacom revenue for the three months ended July 29, 2012 increased compared to the three months ended July 31, 2011 primarily due to an increase in market demand for our datacom products as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue decreased for the quarter ended July 29, 2012, primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, decreased $250,000, or 16.4%, to $1.3 million in the quarter ended July 29, 2012 compared to $1.5 million for the quarter ended July 31, 2011 due to roll-off of amortization of certain intangible assets related to one of our prior acquisitions.

Gross Profit. Gross profit decreased $8.7 million, or 13.1%, to $57.8 million in the quarter ended July 29, 2012 compared to $66.5 million in the quarter ended July 31, 2011. Gross profit as a percentage of revenues decreased by 2.9%, from 29.1% in the quarter ended July 31, 2011 to 26.2% in the quarter ended July 29, 2012. We recorded charges of $9.5 million for obsolete and excess inventory in the quarter ended July 29, 2012 compared to $5.7 million in the quarter ended July 31, 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $4.6 million in the quarter ended July 29, 2012 and $4.0 million in the quarter ended July 31, 2011. As a result, we recognized a net charge of $4.9 million in the quarter ended July 29, 2012 compared to a net charge of $1.7 million in the quarter ended July 31, 2011. Cost of revenues included stock-based compensation charges of $1.3 million in the quarter ended July 29, 2012 and $1.7 million in the quarter ended July 31, 2011. Excluding amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $65.3 million, or 29.6% of revenues, in the quarter ended July 29, 2012 compared to $71.4 million, or 31.3% of revenues, in the quarter ended July 31, 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs, as well as under-utilization of certain manufacturing facilities and higher net charges for excess and obsolete inventory.

Research and Development Expenses. Research and development expenses increased $2.8 million, or 7.8%, to $38.2 million in the quarter ended July 29, 2012 compared to $35.4 million in the quarter ended July 31, 2011. The increase was due primarily to increases in employee related expenses. Included in research and development expenses were stock-based compensation charges of $2.8 million in the quarter ended July 29, 2012 and $2.1 million in the quarter ended July 31, 2011. Research and development expenses as a percent of revenues increased to 17.3% in the quarter ended July 29, 2012 compared to 15.5% in the quarter ended July 31, 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million, or 11.3%, to $10.7 million in the quarter ended July 29, 2012 compared to $9.6 million in the quarter ended July 31, 2011. The increase was primarily due to increases in employee related expenses. Included in sales and marketing expenses were stock-based compensation charges of $1.0 million in the quarter ended July 29, 2012 and $0.8 million in the quarter ended July 31, 2011. Sales and marketing expenses as a percent of revenues increased to 4.8% in the quarter ended July 29, 2012 compared to 4.2% in the quarter ended July 31, 2011.

General and Administrative Expenses. General and administrative expenses decreased $610,000, or 4.4%, to $13.3 million in the quarter ended July 29, 2012 compared to $14.0 million in the quarter ended July 31, 2011. The decrease was due to a $775,000 reduction in transaction-related expenses, as we incurred $325,000 in transaction costs in connection with the acquisition of Red-C in the quarter ended July 29, 2012 compared to $1.1 million incurred in connection with the acquisition of Ignis in the quarter ended July 31, 2011. This reduction, as well as a reduction in legal costs was partially offset by higher stock-based compensation expense. Included in general and administrative expenses were stock-based compensation charges of $2.7 million in the quarter ended July 29, 2012 and $1.9 million in the quarter ended July 31, 2011. General and administrative expenses as a percent of revenues increased to 6.2% in the quarter ended July 29, 2012 compared to 6.1% in the quarter ended July 31, 2011.

Restructuring Recoveries. During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to our future net liability related to the abandoned and subleased portion of this facility.

Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $30,000, or 3.9%, to $809,000 in the quarter ended July 29, 2012 compared to $779,000 in the quarter ended July 31, 2011.

Interest Income. Interest income increased $36,000 to $196,000 in the quarter ended July 29, 2012 compared to $160,000 in the quarter ended July 31, 2011. Interest income increased due to higher cash balances in the first two months of the quarter ended July 29, 2012 compared to the quarter ended July 31, 2011.

Interest Expense. Interest expense decreased $264,000, or 29.0%, to $647,000 in the quarter ended July 29, 2012 compared to $911,000 in the quarter ended July 31, 2011. The decrease was primarily due to repayments of Ignis loans during fiscal 2012 and the first quarter of fiscal 2013.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations for the quarter ended July 31, 2011.

Other Income, Net. Other income, net was $81,000 in the quarter ended July 29, 2012 compared to $4.7 million in the quarter ended July 31, 2011. Other income, net in the quarter ended July 29, 2012 primarily consisted of foreign exchange gains. Other income, net in the quarter ended July 31, 2011 primarily consisted of a gain of $5.4 million related to the fair-value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, offset by $619,000 representing our portion of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment in Ignis using the equity method of accounting.

Non-controlling interest. Non-controlling interest for the quarter ended July 29, 2012 and July 31, 2011 represents minority shareholders' proportionate share of the net loss of Fi-ra (Korean subsidiary of Ignis).

Provision for Income Taxes. We recorded income tax provisions of $642,000 and $548,000, respectively, for the quarters ended July 29, 2012 and July 31, 2011. The income tax provisions for both quarters primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $11.2 million in the quarter ended July 29, 2012, compared to $14.9 million in the quarter ended July 31, 2011. Cash provided by operating activities in the quarter ended July 29, 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $23.4 million, less cash used for working capital requirements primarily related to increase in accounts receivable and decrease in accounts payable and accrued compensation offset by decrease in inventory. Accounts receivable increased by $8.4 million primarily due to slower collections near the end of the quarter. Accrued compensation decreased by $6.6 million due to payment of bonuses during the quarter and accounts payable decreased by $3.8 million due to payments made to suppliers towards the end of the quarter. Inventory decreased by $11.2 million due to usage in the manufacturing process. Cash used in operating activities in the quarter ended July 31, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $15.8 million and cash used for working capital, primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $13.1 million primarily due to strong collections at the end of the quarter, offset by an increase in the allowance for doubtful accounts. Inventory increased by $7.1 million and accounts payable increased $3.7 million due to increased purchases to support projected levels of sales.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $25.1 million in the quarter ended July 29, 2012 compared to $87.4 million in the quarter ended July 31, 2011. Net cash used in investing activities in the quarter ended July 29, 2012 consisted of $20.6 million related to the acquisition of Red-C and $15.0 million of expenditures for capital equipment. Net cash used in investing activities in the quarter ended July 31, 2011 consisted of $71.1 million related to the acquisition of Ignis and $16.3 million of expenditures for capital equipment.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $219,000 in the quarter ended July 29, 2012 compared to $4.2 million in the quarter ended July 31, 2011. Cash used in financing activities for the quarter ended July 29, 2012 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $3.2 million and proceeds from the issuance of shares under employee stock option and stock purchase plans totaling $2.9 million. Net cash used in financing activities for the quarter ended July 31, 2011 primarily reflected proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $2.6 million and repayments of borrowings related to the Ignis acquisition totaling $8.7 million, partially offset by additional borrowings of $1.8 million by Fi-ra.

Sources of Liquidity and Capital Resource Requirements

At July 29, 2012, our principal sources of liquidity consisted of $220.4 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. Cash and cash equivalents totaling $37.9 million was held by our foreign subsidiaries as of July 29, 2012.

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

Off-Balance-Sheet Arrangements

At July 29, 2012 and April 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012. Our exposure related to market risk has not changed materially since April 30, 2012.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended July 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 19. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 29, 2012.

Item 1A. Risk Factors

          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 30, 2012.

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

     In addition to our combination with Optium in August 2008 and our acquisitions of Ignis in May 2011 and Red-C in July 2012, we have completed the acquisition of ten privately-held companies and certain businesses and assets from six other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

     The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 19 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2012, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisitions of Ignis and Red-C. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2012, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $884,000 in such investments remaining on our balance sheet as of July 29, 2012 in future periods.

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

Our future success is substantially dependent upon the continued contributions of the members of our senior management team, many of whom have years of management, engineering, sales, marketing and manufacturing experience that would be difficult to replace. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial, technical, sales and marketing, finance and manufacturing personnel. In particular, we will need to increase the number of our technical staff members with experience in high-speed networking applications as we further develop our product lines. Competition for these highly skilled employees in our industry is intense. In making employment decisions, particularly in the high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our common stock may adversely affect our ability to attract or retain key management and technical personnel. The loss of service of any our key management or technical employees, our inability to attract or retain qualified personnel in the future or delays in hiring key personnel, as required, could significantly harm our business. In addition, employees may leave our company and subsequently compete against us. Moreover, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We have been subject to claims of this type and may be subject to such claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

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

       Several securities class action lawsuits were filed against us and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer following our March 8, 2011 announcement of unaudited financial results for the third quarter of fiscal 2011 and our financial outlook for the fourth quarter. We also have been named as a nominal defendant in several shareholder derivative lawsuits filed in 2011 concerning our March 8, 2011 earnings announcement and filed in 2007 concerning the granting of stock options. No specific amounts of damages have been alleged in the class action lawsuits and, by the nature of the lawsuits, no damages will be alleged against Finisar in the derivative lawsuits.

We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously, however there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our earnings announcement are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

     As of July 29, 2012, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of 10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this report (see page 39).

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
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 6, 2012

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Fourth Amendment to Credit Agreement dated July 2, 2012 by and among Finisar Corporation, Optium Corporation and Wells Fargo Foothill, LLC

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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