Form 10-K/A
period 2012-04-30
FINISAR CORP
filed 2012-10-05
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of Finisar Corporation (“Finisar”) for the fiscal year ended April 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2012 (the “Original Filing”), as amended by Amendment No. 1 thereto filed on August 23, 2012 ("Amendment No. 1"). This Amendment No. 2 (a) corrects the information in the columns "Fees Earned or Paid in Cash" and "Total Compensation" in the Director Compensation Table in Item 11, as contained in Amendment No. 1, due to errors in tabulating the fees previously reported, (b) corrects the number of shares beneficially owned by Eitan Gertel and "All executive officers and directors as a group" in Item 13, and (c) supersedes and replaces in its entirety the information in Part III of Amendment No. 1. In connection with the filing of this Amendment No. 2 and pursuant to the rules of the SEC, we are including certain currently dated certifications with this Amendment No. 2.

Except as expressly set forth in this Amendment No. 2, we are not amending any other part of the Original Filing or Amendment No. 1.

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

The following table presents the compensation paid to our non-employee directors during or for the fiscal year ended April 30, 2012:
Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Option Awards	All Other Compensation	Total Compensation
Michael C. Child	$68,000	$48,828	—	—	$116,828
Roger C. Ferguson	71,000	48,828	—	—	119,828
Thomas E. Pardun	63,000	48,828	—	—	111,828
Robert N. Stephens	75,000	48,828	—	—	123,828
Dominique Trempont	31,500	48,828	—	—	80,328
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners.
The following table sets forth information known to us regarding the beneficial ownership of our common stock as of July 15, 2012 by:
•each stockholder who is known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers named in the Summary Compensation Table for Fiscal 2012 in “Item 11. Executive Compensation” above; and

•	all of our executive officers and directors as a group.

	Shares of Common Stock Beneficially Owned(1)
Name of Beneficial Owner(1)	Number	Percentage

5% Stockholders:
T. Rowe Price Associates, Inc. (2)	9,651,992	10.41%
100 E. Pratt Street
Baltimore, MD 21202

Wellington Management Company, LLP (3)	8,792,308	9.49%
280 Congress Street
Boston, MA 02210

Prudential Financial, Inc. (4)	5,496,762	5.93%
751 Broad Street
Newark, New Jersey 07102-3777

Blackrock, Inc. (5)	4,780,724	5.16%
40 East 52nd Street
New York, NY 10022

Directors
Jerry S. Rawls (6)	1,213,613	1.30%
Eitan Gertel (7)	876,826	*
Michael C. Child (8)	13,548	*
Roger C. Ferguson (9)	38,177	*
Thomas E. Pardun (10)	10,675	*
Robert N. Stephens (11)	14,707	*

Named Executive Officers :
Joseph A. Young (12)	238,079	*
Todd Swanson (13)	89,782	*
Kurt Adzema(14)	62,190	*
John Clark	11,678	*
All executive officers and directors as a group (12 persons)(15)	2,783,477	2.95%
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

(7)
Includes (a) 616,347 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012, (b) 2,785 RSUs that vest within 60 days following July 15, 2012 and (c) 31,907 shares issuable upon exercise of a warrant that is currently exercisable.

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

(15)
Includes (a) 1,608,350 shares issuable upon exercise of options exercisable within 60 days following July 15, 2012, (b) 15,719 RSUs that vest within 60 days following July 15, 2012 and (c) 37,583 shares issuable upon exercise of warrants that are currently exercisable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 5th day of October, 2012.

FINISAR CORPORATION

By	/s/ Kurt Adzema
Kurt Adzema
Executive Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)