Form 10-Q
period 2012-10-28
FINISAR CORP
filed 2012-12-06
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2012
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

     At November 30, 2012, there were 92,849,837 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 28, 2012

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 28, 2012	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$262,432	$234,544
Accounts receivable, net of allowance for doubtful accounts of $1,220 at October 28, 2012 and $1,311 at April 30, 2012	155,949	167,760
Accounts receivable, other	15,240	21,004
Inventories	203,554	218,432
Prepaid expenses and other	25,183	25,482
Total current assets	662,358	667,222
Property, equipment and improvements, net	173,284	163,817
Purchased intangible assets, net	53,300	45,177
Goodwill	91,098	81,431
Minority investments	884	884
Other assets	7,263	10,896
Total assets	$988,187	$969,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,844	$72,339
Accrued compensation	27,901	27,090
Other accrued liabilities	22,774	20,871
Deferred revenue	7,868	8,970
Short-term debt	—	3,150
Total current liabilities	131,387	132,420
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	21,171	15,175
Deferred tax liabilities	2,459	1,972
Total liabilities	195,032	189,582
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 28, 2012 and April 30, 2012	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 92,846,766 shares issued and outstanding at October 28, 2012 and 91,451,615 shares issued and outstanding at April 30, 2012	93	91
Additional paid-in capital	2,330,683	2,309,219
Accumulated other comprehensive income	26,346	28,720
Accumulated deficit	(1,572,432)	(1,566,506)
Finisar Corporation stockholders' equity	784,690	771,524
Non-controlling interest	8,465	8,321
Total stockholders' equity	793,155	779,845
Total liabilities and stockholders' equity	$988,187	$969,427

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011

Revenues	$232,041	$241,489	$452,567	$469,715
Cost of revenues	166,167	169,571	327,624	329,794
Amortization of acquired developed technology	2,000	1,637	3,272	3,159
Gross profit	63,874	70,281	121,671	136,762
Operating expenses:
Research and development	39,620	36,707	77,789	72,103
Sales and marketing	10,219	10,125	20,893	19,711
General and administrative	12,919	13,773	26,261	27,725
Restructuring recoveries	—	—	—	(322)
Amortization of purchased intangibles	1,062	859	1,871	1,638
Total operating expenses	63,820	61,464	126,814	120,855
Income (loss) from operations	54	8,817	(5,143)	15,907
Interest income	162	100	358	260
Interest expense	(750)	(1,138)	(1,397)	(2,049)
Loss on debt extinguishment	—	—	—	(419)
Other income (expense), net	(101)	(140)	(20)	4,523
Income (loss) before income taxes and non-controlling interest	(635)	7,639	(6,202)	18,222
Provision (benefit) for income taxes	(1,062)	1,369	(420)	1,917
Consolidated net income (loss)	427	6,270	(5,782)	16,305
Adjust for net income attributable to non-controlling interest	(156)	(343)	(144)	(236)
Net income (loss) attributable to Finisar Corporation	$271	$5,927	$(5,926)	$16,069
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$—	$0.07	$(0.06)	$0.18
Diluted	$—	$0.06	$(0.06)	$0.17

Shares used in computing net income (loss) per share:
Basic	92,780	90,715	92,386	90,470
Diluted	94,734	93,599	92,386	93,712

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Consolidated net income (loss)	$427	$6,270	$(5,782)	$16,305
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	3,990	(4,081)	(2,374)	(3,643)
Total other comprehensive income (loss), net of tax	3,990	(4,081)	(2,374)	(3,643)
Total comprehensive income (loss)	$4,417	$2,189	$(8,156)	$12,662
Adjust for comprehensive income attributable to non-controlling interest, net of tax	(156)	(343)	(144)	(236)
Comprehensive income (loss) attributable to Finisar Corporation	$4,261	$1,846	$(8,300)	$12,426

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 28, 2012	October 30, 2011
Operating activities
Consolidated net income (loss)	$(5,782)	$16,305
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	25,819	21,590
Amortization	5,616	5,211
Stock-based compensation expense	18,204	13,764
(Gain) Loss on sale or retirement of assets	(4)	220
Equity in losses of equity method investment	—	619
Gain on fair value measurement of minority equity-based investment	—	(5,429)
Loss on debt extinguishment	—	419
Changes in operating assets and liabilities:
Accounts receivable	15,114	3,159
Inventories	17,110	(16,617)
Other assets	284	(21,840)
Deferred income taxes	(536)	542
Accounts payable	(2,265)	6,705
Accrued compensation	(882)	458
Other accrued liabilities	408	2,665
Deferred revenue	(2,088)	(1,001)
Net cash provided by operating activities	70,998	26,770
Investing activities
Additions to property, equipment and improvements	(33,331)	(33,464)
Sale of minority investment	10,495	—
Proceeds from sale of property and equipment	194	32
Acquisitions, net of cash acquired	(20,580)	(71,125)
Net cash used in investing activities	(43,222)	(104,557)
Financing activities
Proceeds from term loan	—	1,800
Repayments of debt	(3,150)	(14,445)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan, net of tax withholdings	3,262	3,707
Net cash provided by (used in) financing activities	112	(8,938)
Net increase (decrease) in cash and cash equivalents	27,888	(86,725)
Cash and cash equivalents at beginning of period	234,544	314,765
Cash and cash equivalents at end of period	$262,432	$228,040
Supplemental disclosure of cash flow information
Cash paid for interest	$1,011	$1,408
Cash paid for taxes	1,315	5,015

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of October 28, 2012 and for the three and six month periods ended October 28, 2012 and October 30, 2011 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 28, 2012, its operating results for the three and six month periods ended October 28, 2012 and October 30, 2011, and its cash flows for the six month periods ended October 28, 2012 and October 30, 2011. Operating results for the three and six month periods ended October 28, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The condensed consolidated balance sheet as of April 30, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

 Pending Adoption of New Accounting Standards

In October 2012, the FASB issued amendments to clarify its authoritative guidance, the FASB Accounting Standards Codification (the "Codification"), correct the unintended application of guidance, and make minor improvements to the Codification. The amendments that are not subject to transition guidance are effective upon issuance and the amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of the amendments did not have and are not anticipated to have any impact on the Company's consolidated financial statements and disclosures.

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

3. Acquisitions

Acquisition of Red-C Optical Networks, Inc.

On July 16, 2012, the Company acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware corporation, with subsidiary operations in Tel Aviv, Israel, engaged in research, development and marketing of optical amplifiers and sub-systems for the wavelength division multiplexing, or WDM, optical communication sector. The results of Red-C's operations have been included in the consolidated financial statements since that date. The acquisition will allow the Company to broaden its product lines primarily for telecom applications by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks.

The provisional acquisition-date fair value of the consideration transferred totaled $30.6 million, consisting of a $23.7 million upfront cash payment and $6.9 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to $15 million, payable in cash or shares of the Company's common stock at the Company's option, subject to Red-C achieving a specified level of gross profit during calendar year 2013. The provisional acquisition-date fair value of the contingent consideration arrangement was $6.9 million, which the Company estimated using a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach were as follows: 5% discount rate and 100% probability of achieving an expected level of gross profit. In addition, the Company may be required to pay certain former Red-C shareholders additional cash compensation of up to an aggregate of $5 million contingent upon their continuing employment with the Company for 12-, 24- and 36-month periods subsequent to the acquisition date. Such amounts, as deemed probable of payment, are being recorded as compensation expense and recognized ratably over the related respective service periods.

The following table summarizes the provisional estimated acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$3,120
Accounts receivable	3,303
Inventory	5,571
Other current assets	751
Property, equipment and improvements	1,229
Intangible assets	13,360
Other assets	662
Total identifiable assets acquired	27,996

Current liabilities	(6,089)
Deferred tax liabilities	(1,023)
Total liabilities assumed	(7,112)
Net identifiable assets acquired	20,884
Goodwill	9,667
Net assets acquired	$30,551

The Company is in the process of obtaining third-party valuation of acquired intangible assets; thus, provisional measurements of intangible assets, goodwill and deferred taxes are subject to change.

The $13.4 million of acquired intangibles are subject to a weighted-average useful life of approximately 4 years. The definite-lived intangible assets include developed technology of $10.3 million (4-year weighted average useful life), customer relationships of $1.8 million (7-year weighted average useful life), internal use software of $1.0 million (5-year weighted average useful life), and order backlog of $240,000 (1-year useful life). As noted above, the fair value of the acquired identifiable intangible assets is provisional pending receipt of final valuation of these assets.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Red-C. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of acquired accounts receivable was the same as their contractual amount.

The Company recognized $420,000 of acquisition related costs that were expensed in the six months ended October 28, 2012. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

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

Historically, Ignis and its subsidiaries have maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which are changing to conform to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the three-month period. The financial records of Ignis and its subsidiaries are being integrated with the Company's consolidated financial reporting system. This change did not have material impact on the Company's consolidated financial statements during the six months ended October 28, 2012.

For the six months ended October 28, 2012, the results of operations of Ignis' subsidiaries that are not yet integrated in the Company's consolidated financial reporting system have been included in the consolidated financial statements through September 30, 2012. There were no intervening events in the operating results of such Ignis' subsidiaries for the month ended October 28, 2012 that materially affected the Company's consolidated financial position or results of operations.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Numerator:
Net income (loss) attributable to Finisar Corporation	$271	$5,927	$(5,926)	$16,069
Numerator for basic and diluted net income (loss) per share	$271	$5,927	$(5,926)	$16,069
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	92,780	90,715	92,386	90,470
Effect of dilutive securities:
Employee stock options and restricted stock units	1,919	2,848	—	3,206
Warrants	35	36	—	36
Dilutive potential common shares	1,954	2,884	—	3,242
Denominator for diluted net income (loss) per share	94,734	93,599	92,386	93,712
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$—	$0.07	$(0.06)	$0.18
Diluted	$—	$0.06	$(0.06)	$0.17

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Common shares issuable upon:
Exercise of employee stock options and restricted stock units	2,083	1,263	4,449	1,273
Conversion of convertible subordinated notes	3,748	3,748	3,748	3,748
Exercise of warrants	—	—	35	—
	5,831	5,011	8,232	5,021

5. Inventories

     Inventories consist of the following (in thousands):

	October 28, 2012	April 30, 2012
Raw materials	$46,533	$64,047
Work-in-process	99,139	92,173
Finished goods	57,882	62,212
Total inventories	$203,554	$218,432

During the three and six months ended October 28, 2012, the Company recorded charges of $7.8 million and $17.3 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $5.5 million and $10.1 million, respectively. This resulted in a net charge for excess and obsolete inventory of $2.3 million and $7.2 million, respectively, during the three and six months ended October 28, 2012.

During the three and six months ended October 30, 2011, the Company recorded charges of $5.7 million and $11.4 million, respectively for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.0 million and $7.0 million, respectively. This resulted in a net charge for excess and obsolete inventory of $2.7 million and $4.4 million, respectively, during the three and six months ended October 30, 2011.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of October 28, 2012 and April 30, 2012, the liability for these purchase commitments was $1.5 million and $2.0 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	October 28, 2012	April 30, 2012
Land and buildings	$14,585	$10,600
Computer equipment	51,404	49,215
Office equipment, furniture and fixtures	5,248	4,833
Machinery and equipment	324,516	301,084
Leasehold property and improvements	31,594	30,809
Total	427,347	396,541
Accumulated depreciation and amortization	(254,063)	(232,724)
Property, equipment and improvements (net)	$173,284	$163,817

7. Intangible Assets Including Goodwill

The following table reflects intangible assets subject to amortization as of October 28, 2012 and April 30, 2012 (in thousands):

	October 28, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,884	$(78,514)	$24,370
Purchased trade name	2,072	(1,259)	813
Purchased customer relationships	34,774	(9,971)	24,803
Purchased internal use software, backlog and in-process research and development	3,396	(1,407)	1,989
Purchased patents	1,651	(326)	1,325
Total	$144,777	$(91,477)	$53,300

	April 30, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$92,564	$(75,242)	$17,322
Purchased trade name	2,072	(1,229)	843
Purchased customer relationships	32,974	(8,407)	24,567
Purchased internal use software, backlog and in-process research and development	2,156	(1,130)	1,026
Purchased patents	1,651	(232)	1,419
Total	$131,417	$(86,240)	$45,177

    The amortization expense on intangible assets for the three and six months ended October 28, 2012 was $3.1 million and $5.2 million, respectively. The amortization expense on intangible assets for the three and six months ended October 30, 2011, was $2.5 million and $4.8 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2013 (remainder of year)	$5,786
2014	9,665
2015	8,728
2016	8,463
2017	6,816
2018 and beyond	13,842
Total	$53,300

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance as of April 30, 2012	$81,431
Addition related to acquisition of Red-C (Note 3)	16,563
Balance at July 29, 2012	$97,994
Acquisition consideration allocation adjustment	(6,896)
Balance at October 28, 2012	91,098

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of October 28, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	262,275
Total cash and cash equivalents				$262,432

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$15,156	$—	$—	$15,156
Cash	—	—	—	219,388
Total cash and cash equivalents				$234,544

The gross realized gains and losses for the three and six months ended October 28, 2012 and October 30, 2011 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

     The carrying value of minority investments at both October 28, 2012 and April 30, 2012 was $884,000 and was comprised of the Company's minority investment in one privately held company accounted for under the cost method. The Company's investment in this company was primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

10. Convertible Debt

     The Company's convertible debt balances as of October 28, 2012 and April 30, 2012 were as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of October 28, 2012
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

12. Revolving Credit Facility

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at rates based on the prime rate and LIBOR plus variable margins, under which applicable interest rates currently range from 2.75% to 5.00% per annum. Borrowings are guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility matures four years following the date of the agreement, subject to certain conditions. As of October 28, 2012, the availability of credit under the facility was reduced by $3.4 million for outstanding letters of credit secured under the agreement. Borrowing availability as of October 28, 2012 was $66.6 million, and there were no borrowings outstanding against the facility as of that date.

The credit facility is subject to certain financial covenants. The Company was in compliance with all financial covenants associated with this facility as of October 28, 2012.

On October 17, 2012, the Company gave notice of its voluntary early termination of this facility to be effective October 31, 2012.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Six Months Ended
October 28, 2012
Beginning balance at April 30, 2012	$3,926
Additions during the period based on product sold	2,223
Additions during the period due to Red-C acquisition (Note 3)	166
Settlements and expirations	(1,340)
Ending balance at October 28, 2012	$4,975

14. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of October 28, 2012 and April 30, 2012 were as follows (in thousands):

	October 28, 2012					April 30, 2012
	Carrying				Fair	Carrying				Fair
	Amount	Level 1	Level 2	Level 3	Value	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$262,432	$262,432	$—	$—	$262,432	$234,544	$234,544	$—	$—	$234,544
Total	$262,432	$262,432	$—	$—	$262,432	$234,544	$234,544	$—	$—	$234,544

Financial liabilities:
Convertible debt	$40,015	$55,381	$—	$—	$55,381	$40,015	$73,688	$—	$—	$73,688
Debt	—	—	—	—	—	3,150	3,150	—	—	3,150
Contingent consideration	6,851	—	—	6,851	6,851	—	—	—	0	0
Total	$46,866	$55,381	$—	$6,851	$62,232	$43,165	$76,838	$—	$—	$76,838

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

     The Company has not estimated the fair value of its minority investment in one privately held company as it is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of October 28, 2012, the carrying value of the Company's minority investment in this privately held company was $884,000, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended October 28, 2012 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Red-C:

Six Months Ended
October 28, 2012
Balance at April 30, 2012	$—
Additions due to acquisition of Red-C (See Note 3)	6,851
Accretion	103
Balance at October 28, 2012	$6,954

15. Stockholders' Equity

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended October 28, 2012 and October 30, 2011 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Cost of revenues	$1,747	$1,569	$3,066	$3,280
Research and development	3,169	2,109	5,922	4,238
Sales and marketing	948	729	1,956	1,524
General and administrative	2,911	1,897	5,647	3,826
Total	$8,775	$6,304	$16,591	$12,868

The total share-based compensation capitalized as part of inventory as of October 28, 2012 was $1.8 million.

During the three months ended October 28, 2012, no stock was issued under the Company's Employee Stock Purchase Plan and options to purchase 57,370 shares of common stock were exercised. During the six months ended October 28, 2012, 339,304 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 112,544 shares of common stock were exercised under the Company's Stock Incentive Plan. The number of restricted stock units issued during the three and six months ended October 28, 2012 was 108,503 and 1,033,431, respectively.

As of October 28, 2012, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $69.6 million, which is expected to be recognized in the Company's operating results over a weighted average period of 30 months.

16. Income Taxes

      The Company recorded a benefit and a provision for income taxes of $1.1 million and $1.4 million, respectively, for the three months ended October 28, 2012 and October 30, 2011, and a benefit and a provision for income taxes of $420,000 and $1.9 million, respectively for the six months ended October 28, 2012 and October 30, 2011. The income tax benefits recognized in the three and six months ended October 28, 2012 were primarily a result of the valuation allowance release in one of the foreign jurisdictions in which the Company conducts business. The income tax provisions for the three and six months ended October 30, 2011 include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 92% of total deferred tax assets as of October 28, 2012, which management does not believe are more likely than not to be realized in future periods.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2012 and October 28, 2012 was $14.6 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $12.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

     Due to the Company's taxable loss position in previous years, all tax years since inception are subject to examination in the U.S. federal and state jurisdictions. The Company is also subject to examinations in various foreign jurisdictions, none of which were individually material. It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur through April 30, 2013.

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At October 28, 2012, there were no accrued interest or penalties related to uncertain tax positions.

17. Segment and Geographic Information

     The Company has one reportable segment consisting of optical subsystems and components.

The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company's products (in thousands):

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Revenues from sales to unaffiliated customers:
United States	$61,202	$56,830	$123,227	$114,780
Malaysia	42,171	45,217	94,758	98,399
China	43,946	48,656	83,796	93,659
Rest of the world	84,722	90,786	150,786	162,877
	$232,041	$241,489	$452,567	$469,715

Revenues generated in the United States are all from sales to customers located in the United States.

Two customers each represented more than 10% of total revenues in the three months ended October 28, 2012 and October 30, 2011. One customer and three customers each represented more than 10% of total revenues in the six months ended October 28, 2012 and October 30, 2011, respectively.

The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	October 28, 2012	April 30, 2012
Long-lived assets:
United States	$98,477	$92,635
Malaysia	36,954	38,668
China	68,525	57,664
Rest of the world	30,775	31,807
	$234,731	$220,774

The increase in long-lived assets was primarily due to the Company's acquisition of Red-C (see "Note 3. Acquisitions") as well as additions of property and improvements to the Company's manufacturing facilities in China.

18. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first six months of fiscal 2013 (in thousands):

Balance as of April 30, 2012	$3,505
Cash payments, net of sublease income	(137)
Balance as of October 28, 2012	$3,368

Of the $3.4 million remaining accrual, $296,000 is expected to be paid in the next twelve months and $3.1 million is expected to be paid from fiscal 2014 through fiscal 2020.

19. Pending Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of October 28, 2012. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

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

Cheetah Omni Litigation

Customer Texas Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena Communications, Inc., Fujitsu Network Communications, Inc., Tellabs, Inc., Tellabs Operations, Inc., Tellabs North America, Inc., Nokia Siemens Networks US LLC, Huawei Technologies USA, Inc. and Huawei Device USA, Inc. Finisar was not named as a defendant in the lawsuit. However, the named defendants or entities affiliated with them are Finisar customers. The complaint alleges that certain reconfigurable optical add/drop multiplexers, or ROADM products of the named defendants infringe one or more of seven Cheetah Omni patents. With respect to two of the seven patents, the Company understands Cheetah Omni to be asserting infringement by the customer defendants' making, using, offering for sale, selling, and/or importing into the United States certain ROADM products that include a Finisar wavelength selective switch (WSS). Finisar has no specific information regarding whether the claims of infringement with respect to the remaining five asserted Cheetah Omni patents implicate any Finisar products.

Finisar has received a request for indemnification from all six customer defendants with respect to the two patents mentioned above. The Company is currently evaluating the requests for indemnification. On November 19, 2012, the United States District Court in the Finisar Michigan litigation described below issued an order enjoining Cheetah Omni from continuing to pursue its claims against Finisar customers in the Texas litigation with respect to the two patents asserted against products containing a Finisar WSS. As a result, the Company anticipates that these Texas claims will be stayed pending the outcome of the Michigan litigation. If such a stay is issued and later lifted, the Company expects that the defendant customers will defend the lawsuit vigorously at least with respect to the claims that implicate any Finisar products. However, there can be no assurance that they will be successful in their defense and, if they are not successful with respect to the two patents mentioned above, Finisar may be liable to indemnify the accused customers for significant costs and damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending and/or aiding in the defense of the lawsuit with respect to the two patents mentioned above. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah Omni also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. This motion with respect to the requested injunction was granted on November 19, 2012 as described above with respect to the customer Michigan litigation. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. The motion for judgment on the pleadings remains pending. The motion for permission to add counterclaims of infringement was granted and Cheetah Omni added claims accusing the Company's WSS devices of infringement of the two Cheetah Omni patents. The Company intends to defend the counterclaims vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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

     Historically, the Company has not made any significant indemnification payments under such arrangements. The Company believes the fair value of these indemnification agreements is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 28, 2012.

21. Related Party Transaction

During the three and six months ended October 28, 2012, the Company paid $51,649 and $102,224, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2013, the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to the Company.

During the three and six months ended October 30, 2011, the Company paid Mr. Gertel's company $47,102 and $130,302, respectively, in cash compensation. In addition, during the first quarter of fiscal 2012, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.

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

     We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens, Qlogic and Tellabs, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and CATV operators, collectively referred to as carriers.

Recent Developments

Acquisition of Red-C

On July 16, 2012, we acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware Corporation, with subsidiary operations in Tel Aviv, Israel, engaged in research, development and marketing of optical amplifiers and sub-systems for the wavelength division multiplexing, or WDM, optical communication sector. The acquisition will enable the Company to broaden its product lines primarily for telecom applications by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks. For additional information regarding this acquisition, see "Part I, Item 1, Financial Statements - Note 3. Acquisitions."

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.6	70.2	72.4	70.2
Amortization of acquired developed technology	0.9	0.7	0.7	0.7
Gross profit	27.5	29.1	26.9	29.1
Operating expenses:
Research and development	17.1	15.2	17.2	15.4
Sales and marketing	4.4	4.2	4.6	4.2
General and administrative	5.6	5.7	5.8	5.9
Restructuring recoveries	—	—	—	(0.1)
Amortization of purchased intangibles	0.5	0.4	0.4	0.3
Total operating expenses	27.6	25.5	28.0	25.7
Income (loss) from operations	(0.1)	3.7	(1.1)	3.4
Interest income	0.1	—	0.1	0.1
Interest expense	(0.3)	(0.5)	(0.3)	(0.4)
Loss on debt extinguishment	—	—	—	(0.1)
Other income, net	—	(0.1)	—	1.0
Income (loss) before income taxes and non-controlling interest	(0.3)	3.2	(1.3)	3.9
Provision for (benefit from) income taxes	(0.5)	0.6	(0.1)	0.4
Consolidated net income (loss)	0.2	2.6	(1.2)	3.5
Adjust for net income attributable to non-controlling interest	(0.1)	(0.1)	—	(0.1)
Net income (loss) attributable to Finisar Corporation	0.1%	2.5%	(1.2)%	3.4%

Revenues. Revenues decreased $9.4 million, or 3.9%, to $232.0 million in the quarter ended October 28, 2012 compared to $241.5 million in the quarter ended October 30, 2011. Revenues decreased $17.1 million, or 3.7%, to $452.6 million in the six months ended October 28, 2012 compared to $469.7 million in the six months ended October 30, 2011.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	October 28, 2012	October 30, 2011	Change	% Change
Datacom revenue	$139,842	$128,521	$11,321	8.8%
Telecom revenue	92,199	112,968	(20,769)	(18.4)%
Total revenues	$232,041	$241,489	$(9,448)	(3.9)%

	Six Months Ended
	October 28, 2012	October 30, 2011	Change	% Change
Datacom revenue	$279,306	$257,593	$21,713	8.4%
Telecom revenue	173,261	212,122	(38,861)	(18.3)%
Total revenues	$452,567	$469,715	$(17,148)	(3.7)%

Datacom revenue for the three and six months ended October 28, 2012 increased compared to the three and six months ended October 30, 2011 primarily due to an increase in market demand as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue decreased for the three and six months ended October 28, 2012, primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $363,000, or 22.2%, to $2.0 million in the quarter ended October 28, 2012 compared to $1.6 million in the quarter ended October 30, 2011. The increase was due to the amortization of the acquired developed technology related to the Red-C acquisition. Amortization of acquired developed technology increased $113,000, or 3.6%, to $3.3 million in the six months ended October 28, 2012 compared to $3.2 million for the six months ended October 30, 2011. The increase was due to the amortization of the acquired developed technology related to the Red-C acquisition partially offset by the roll-off of amortization of certain intangible assets related to one of our prior acquisitions.

Gross Profit. Gross profit decreased $6.4 million, or 9.1%, to $63.9 million in the quarter ended October 28, 2012 compared to $70.3 million in the quarter ended October 30, 2011. Gross profit as a percentage of revenues decreased by 1.6%, from 29.1% in the quarter ended October 30, 2011 to 27.4% in the quarter ended October 28, 2012. We recorded charges of $7.8 million for obsolete and excess inventory in the quarter ended October 28, 2012 compared to $5.7 million in the quarter ended October 30, 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $5.5 million in the quarter ended October 28, 2012 and $3.0 million in the quarter ended October 30, 2011. As a result, we recognized a net charge of $2.3 million in the quarter ended October 28, 2012 compared to a net charge of $2.7 million in the quarter ended October 30, 2011. Cost of revenues included stock-based compensation charges of $1.7 million in the quarter ended October 28, 2012 and $1.6 million in the quarter ended October 30, 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs.

Gross profit decreased $15.1 million, or 11.0%, to $121.7 million in the six months ended October 28, 2012 compared to $136.8 million in the six months ended October 30, 2011. Gross profit as a percentage of revenues decreased by 2.2%, from 29.1% in the six months ended October 30, 2011 to 26.9% in the six months ended October 28, 2012. We recorded charges of $17.3 million for obsolete and excess inventory in the six months ended October 28, 2012 compared to $11.4 million in the six months ended October 30, 2011. We sold inventory that was written-off in previous periods resulting in a benefit of $10.1 million in the six months ended October 28, 2012 and $7.0 million in the six months ended October 30, 2011. As a result, we recognized a net charge of $7.2 million in the six months ended October 28, 2012 compared to a net charge of $4.4 million in the six months ended October 30, 2011. Cost of revenues included stock-based compensation charges of $3.1 million in the six months ended October 28, 2012 and $3.3 million in the six months ended October 30, 2011. The decrease in gross margin primarily reflects a decline in average selling prices, partially offset by reduced material costs, and higher net charges for excess and obsolete inventory.

Research and Development Expenses. Research and development expenses increased $2.9 million, or 7.9%, to $39.6 million in the quarter ended October 28, 2012 compared to $36.7 million in the quarter ended October 30, 2011. The increase was due primarily to increases in employee related expenses. Included in research and development expenses were stock-based compensation charges of $3.2 million in the quarter ended October 28, 2012 and $2.1 million in the quarter ended October 30, 2011. Research and development expenses as a percent of revenues increased to 17.1% in the quarter ended October 28, 2012 compared to 15.2% in the quarter ended October 30, 2011.

Research and development expenses increased $5.7 million, or 7.9%, to $77.8 million in the six months ended October 28, 2012 compared to $72.1 million in the six months ended October 30, 2011. The increase was due primarily to increases in employee related expenses. Included in research and development expenses were stock-based compensation charges of $5.9 million in the six months ended October 28, 2012 and $4.2 million in the six months ended October 30, 2011. Research and development expenses as a percent of revenues increased to 17.2% in the six months ended October 28, 2012 compared to 15.4% in the six months ended October 30, 2011.

Sales and Marketing Expenses. Sales and marketing expenses increased $94,000, or 0.9%, to $10.2 million in the quarter ended October 28, 2012 compared to $10.1 million in the quarter ended October 30, 2011. The increase was primarily due to increases in stock-based compensation expense. Included in sales and marketing expenses were stock-based compensation charges of $948,000 in the quarter ended October 28, 2012 and $729,000 in the quarter ended October 30, 2011. Sales and marketing expenses as a percent of revenues increased to 4.4% in the quarter ended October 28, 2012 compared to 4.2% in the quarter ended October 30, 2011.

Sales and marketing expenses increased $1.2 million, or 6.0%, to $20.9 million in the six months ended October 28, 2012 compared to $19.7 million in the six months ended October 30, 2011. The increase was primarily due to increases in employee related expenses. Included in sales and marketing expenses were stock-based compensation charges of $2.0 million in the six months ended October 28, 2012 and $1.5 million in the six months ended October 30, 2011. Sales and marketing expenses as a percent of revenues increased to 4.6% in the six months ended October 28, 2012 compared to 4.2% in the six months ended October 30, 2011.

General and Administrative Expenses. General and administrative expenses decreased $854,000, or 6.2%, to $12.9 million in the quarter ended October 28, 2012 compared to $13.8 million in the quarter ended October 30, 2011. The decrease was due to a $680,000 reduction in transaction-related expenses, as we incurred $420,000 in transaction costs in connection with the acquisition of Red-C in the quarter ended October 28, 2012 compared to $1.1 million incurred in connection with the acquisition of Ignis in the quarter ended October 30, 2011. This reduction, as well as a reduction in legal costs, was partially offset by higher stock-based compensation expense. Included in general and administrative expenses were stock-based compensation charges of $2.9 million in the quarter ended October 28, 2012 and $1.9 million in the quarter ended October 30, 2011. General and administrative expenses as a percent of revenues decreased to 5.6% in the quarter ended October 28, 2012 compared to 5.7% in the quarter ended October 30, 2011.

General and administrative expenses decreased $1.5 million, or 5.3%, to $26.3 million in the six months ended October 28, 2012 compared to $27.7 million in the six months ended October 30, 2011. The decrease was due to a $680,000 reduction in transaction-related expenses, as we incurred $420,000 in transaction costs in connection with the acquisition of Red-C in the six months ended October 28, 2012 compared to $1.1 million incurred in connection with the acquisition of Ignis in the six months ended October 30, 2011. This reduction, as well as a reduction in legal costs was partially offset by higher stock-based compensation expense. Included in general and administrative expenses were stock-based compensation charges of $5.6 million in the six months ended October 28, 2012 and $3.8 million in the six months ended October 30, 2011. General and administrative expenses as a percent of revenues decreased to 5.8% in the six months ended October 28, 2012 compared to 5.9% in the six months ended October 30, 2011.

Restructuring Recoveries. During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to our future net liability related to the abandoned and subleased portion of this facility.

Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $203,000, or 23.6%, to $1.1 million in the quarter ended October 28, 2012 compared to $859,000 in the quarter ended October 30, 2011. The increase was due to the amortization of intangibles related to the acquisition of Red-C.

Amortization of purchased intangibles increased $233,000, or 14.2%, to $1.9 million in the six months ended October 28, 2012 compared to $1.6 million in the six months ended October 30, 2011. The increase was due to the amortization of intangibles related to the acquisition of Red-C.

Interest Income. Interest income increased $62,000 to $162,000 in the quarter ended October 28, 2012 compared to $100,000 in the quarter ended October 30, 2011. Interest income increased due to higher cash balances in the quarter ended October 28, 2012 compared to the quarter ended October 30, 2011.

Interest income increased $98,000 to $358,000 in the six months ended October 28, 2012 compared to $260,000 in the six months ended October 30, 2011. Interest income increased due to higher cash balances in the six months ended October 28, 2012 compared to the six months ended October 30, 2011.

Interest Expense. Interest expense decreased $388,000, or 34.1%, to $750,000 in the quarter ended October 28, 2012 compared to $1.1 million in the quarter ended October 30, 2011. The decrease was primarily due to repayments of Ignis loans during fiscal 2012 and the first quarter of fiscal 2013.

Interest expense decreased $652,000, or 31.8%, to $1.4 million in the six months ended October 28, 2012 compared to $2.0 million in the six months ended October 30, 2011. The decrease was primarily due to repayments of Ignis loans during fiscal 2012 and the first quarter of fiscal 2013.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations for the six months ended October 30, 2011.

Other Income (Expense), Net. Other expense, net was $101,000 in the quarter ended October 28, 2012 compared to $140,000 in the quarter ended October 30, 2011. Other expense, net in the quarter ended October 28, 2012 primarily consisted of foreign exchange gains offset by the acceleration of amortization of debt issuance costs related to the revolving credit facility which we terminated. Other expense, net in the quarter ended October 30, 2011 primarily consisted of amortization of debt issuance costs.

Other expense, net was $20,000 in the six months ended October 28, 2012 compared to other income, net of $4.5 million in the six months ended October 30, 2011. Other expense, net in the six months ended October 28, 2012 primarily consisted of foreign exchange gains partially offset by the acceleration of debt issuance costs related to the revolving credit facility which we terminated. Other income, net in the six months ended October 30, 2011 primarily consisted of a gain of $5.4 million related to the fair-value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, partially offset by $619,000 representing our portion of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment in Ignis using the equity method of accounting.

Non-controlling Interest. Non-controlling interest for the three and six months ended October 28, 2012 and October 30, 2011 represents minority shareholders' proportionate share of the net income of Fi-ra (Korean subsidiary of Ignis).

Provision (benefit) for Income Taxes. We recorded an income tax benefit of $1.1 million and an income tax provision of $1.4 million, respectively, for the quarters ended October 28, 2012 and October 30, 2011 and an income tax benefit of $420,000 and an income tax provision of $1.9 million, respectively, for the six months ended October 28, 2012 and October 30, 2011. The income tax benefits recognized in the three and six months ended October 28, 2012 were primarily a result of the valuation allowance release in one of the foreign jurisdictions in which we conduct business. The income tax provisions for the three and six months ended October 30, 2011 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $71.0 million in the six months ended October 28, 2012, compared to $26.8 million in the six months ended October 30, 2011. Cash provided by operating activities in the six months ended October 28, 2012 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $49.6 million, less cash used for working capital requirements primarily related to decrease in accounts payable and deferred revenue offset by decreases in accounts receivable and inventory. Accounts receivable decreased by $15.1 million primarily due to strong collections near the end of the second quarter. Inventory decreased by $17.1 million due to usage in the manufacturing process. Cash used in operating activities in the six months ended October 30, 2011 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $36.4 million and cash used for working capital, primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $3.2 million primarily due to strong collections near the end of the second quarter. Inventory increased by $16.6 million and accounts payable increased $6.7 million due to increased purchases to support projected levels of sales.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $43.2 million in the six months ended October 28, 2012 compared to $104.6 million in the six months ended October 30, 2011. Net cash used in investing activities in the six months ended October 28, 2012 primarily consisted of $20.6 million related to the acquisition of Red-C and $33.3 million of expenditures for capital equipment. Net cash used in investing activities in the six months ended October 30, 2011 consisted of $71.1 million related to the acquisition of Ignis and $33.5 million of expenditures for capital equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $112,000 in the six months ended October 28, 2012 compared to net cash used in financing activities of $8.9 million in the six months ended October 30, 2011. Cash provided by financing activities for the six months ended October 28, 2012 primarily reflected proceeds from the issuance of shares under employee stock option and stock purchase plans totaling $3.3 million offset by repayments of borrowings related to the Ignis acquisition totaling $3.2 million. Net cash used in financing activities for the six months ended October 30, 2011 reflected repayments of borrowings related to the Ignis acquisition totaling $14.4 million, partially offset by proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $3.7 million and the additional borrowings of $1.8 million by Fi-ra.

Contractual Obligations and Commercial Commitments

     At October 28, 2012, we had contractual obligations of $194.7 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$—	$40,015	$—	$—
Interest on debt (a)	4,002	2,001	2,001	—	—
Operating leases (b)	57,186	14,075	15,984	12,647	14,480
Facility construction	9,116	9,116	—	—	—
Purchase obligations (c)	84,410	84,410	—	—	—
Total contractual obligations	$194,729	$109,602	$58,000	$12,647	$14,480
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

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

Facility construction obligations consist primarily of our ongoing commitments to build a manufacturing operations facility in Wuxi, China.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of October 28, 2012, the liability for these purchase commitments of $1.5 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At October 28, 2012, our principal sources of liquidity consisted of $262.4 million of cash and cash equivalents and an aggregate of $66.6 million available for borrowing under our credit facility with Wells Fargo Foothill, LLC, subject to certain restrictions and limitations. On October 17, 2012, we gave notice for voluntary early termination of the facility with Wells Fargo Foothill, LLC which became effective October 31, 2012. Cash and cash equivalents totaling $33.0 million was held by our foreign subsidiaries as of October 28, 2012.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 5% Convertible Senior Notes due 2029, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders at their option in October 2014, 2016, 2019 and 2024. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At October 28, 2012 and April 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended October 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 19. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 28, 2012.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2012, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $884,000 in such investments remaining on our balance sheet as of October 28, 2012 in future periods.

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

     As of October 28, 2012, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of 10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

     Although we believe that these charter and bylaw provisions and provisions of Delaware law provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

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

Item 6. Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this report (see page 44).

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

Dated: December 6, 2012

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