Form 10-Q
period 2013-01-27
FINISAR CORP
filed 2013-03-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 27, 2013
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

     At February 28, 2013, there were 93,431,303 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 27, 2013

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 27, 2013	April 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265,454	$234,544
Accounts receivable, net of allowance for doubtful accounts of $1,285 at January 27, 2013 and $1,311 at April 30, 2012	155,502	167,760
Accounts receivable, other	10,843	21,004
Inventories	202,123	218,432
Prepaid expenses and other	22,875	25,482
Total current assets	656,797	667,222
Property, equipment and improvements, net	192,381	163,817
Purchased intangible assets, net	45,823	45,177
Goodwill	91,551	81,431
Minority investments	884	884
Other assets	7,321	10,896
Total assets	$994,757	$969,427

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,264	$72,339
Accrued compensation	28,436	27,090
Other accrued liabilities	31,901	20,871
Deferred revenue	9,760	8,970
Short-term debt	—	3,150
Total current liabilities	137,361	132,420
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	14,078	15,175
Deferred tax liabilities	2,512	1,972
Total liabilities	193,966	189,582
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 27, 2013 and April 30, 2012	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 93,406,566 shares issued and outstanding at January 27, 2013 and 91,451,615 shares issued and outstanding at April 30, 2012	93	91
Additional paid-in capital	2,341,448	2,309,219
Accumulated other comprehensive income	26,904	28,720
Accumulated deficit	(1,575,839)	(1,566,506)
Finisar Corporation stockholders' equity	792,606	771,524
Non-controlling interest	8,185	8,321
Total stockholders' equity	800,791	779,845
Total liabilities and stockholders' equity	$994,757	$969,427

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012

Revenues	$238,351	$242,954	$690,918	$712,669
Cost of revenues	168,377	170,215	496,001	500,009
Amortization of acquired developed technology	1,930	1,637	5,202	4,796
Gross profit	68,044	71,102	189,715	207,864
Operating expenses:
Research and development	39,725	36,470	117,514	108,573
Sales and marketing	10,398	10,599	31,291	30,310
General and administrative	12,797	11,766	39,058	39,491
Restructuring recoveries	—	—	—	(322)
Amortization of purchased intangibles	1,035	959	2,906	2,597
Impairment of long-lived assets	4,886	—	4,886	—
Total operating expenses	68,841	59,794	195,655	180,649
Income (loss) from operations	(797)	11,308	(5,940)	27,215
Interest income	186	151	544	411
Interest expense	(648)	(862)	(2,045)	(2,911)
Loss on debt extinguishment	—	—	—	(419)
Other income (expense), net	(275)	(355)	(295)	4,168
Income (loss) before income taxes and non-controlling interest	(1,534)	10,242	(7,736)	28,464
Provision for income taxes	2,153	875	1,733	2,792
Consolidated net income (loss)	(3,687)	9,367	(9,469)	25,672
Adjust for net income (loss) attributable to non-controlling interest	280	(458)	136	(694)
Net income (loss) attributable to Finisar Corporation	$(3,407)	$8,909	$(9,333)	$24,978
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.04)	$0.10	$(0.10)	$0.28
Diluted	$(0.04)	$0.09	$(0.10)	$0.27

Shares used in computing net income (loss) per share:
Basic	93,097	91,001	92,624	90,644
Diluted	93,097	94,032	92,624	93,904

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Consolidated net income (loss)	$(3,687)	$9,367	$(9,469)	$25,672
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	558	212	(1,816)	(3,431)
Total other comprehensive income (loss), net of tax	558	212	(1,816)	(3,431)
Total comprehensive income (loss)	$(3,129)	$9,579	$(11,285)	$22,241
Adjust for comprehensive income (loss) attributable to non-controlling interest, net of tax	280	(458)	136	(694)
Comprehensive income (loss) attributable to Finisar Corporation	$(2,849)	$9,121	$(11,149)	$21,547

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 27, 2013	January 29, 2012
Operating activities
Consolidated net income (loss)	$(9,469)	$25,672
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	39,112	32,977
Amortization	8,667	8,015
Stock-based compensation expense	26,048	20,053
(Gain) loss on sale or retirement of assets	25	228
Impairment of long-lived assets	4,886	—
Equity in losses of equity method investment	—	619
Gain on fair value measurement of minority equity-based investment	—	(5,429)
Loss on debt extinguishment	—	419
Changes in operating assets and liabilities:
Accounts receivable	15,561	1,359
Inventories	18,465	(27,948)
Other assets	4,259	(29,270)
Deferred income taxes	1,249	537
Accounts payable	(7,845)	1,856
Accrued compensation	(347)	715
Other accrued liabilities	2,935	4,955
Deferred revenue	(689)	(2,588)
Net cash provided by operating activities	102,857	32,170
Investing activities
Additions to property, equipment and improvements	(65,281)	(50,846)
Sale of minority investment	10,495	—
Proceeds from sale of property and equipment	194	32
Acquisitions, net of cash acquired	(20,580)	(71,125)
Purchase of intangibles	(201)	—
Net cash used in investing activities	(75,373)	(121,939)
Financing activities
Proceeds from term loan	—	1,800
Repayments of debt	(3,150)	(14,445)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan, net of tax withholdings	6,576	5,970
Net cash provided by (used in) financing activities	3,426	(6,675)
Net increase (decrease) in cash and cash equivalents	30,910	(96,444)
Cash and cash equivalents at beginning of period	234,544	314,765
Cash and cash equivalents at end of period	$265,454	$218,321
Supplemental disclosure of cash flow information
Cash paid for interest	$1,011	$1,474
Cash paid for taxes	1,733	7,175

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of January 27, 2013 and for the three and nine month periods ended January 27, 2013 and January 29, 2012 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 27, 2013, its operating results for the three and nine month periods ended January 27, 2013 and January 29, 2012, and its cash flows for the nine month periods ended January 27, 2013 and January 29, 2012. Operating results for the three and nine month periods ended January 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2013. The condensed consolidated balance sheet as of April 30, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

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

The provisional acquisition-date fair value of the consideration transferred totaled $30.6 million, consisting of a $23.7 million upfront cash payment and $6.9 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to $15 million, payable in cash or shares of the Company's common stock at the Company's option, subject to Red-C achieving a specified level of gross profit during calendar year 2013. The provisional acquisition-date fair value of the contingent consideration arrangement was $6.9 million, which the Company estimated using a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach were as follows: 5% discount rate and 100% probability of achieving an expected level of gross profit. In addition, the Company may be required to pay certain former Red-C shareholders additional cash compensation of up to an aggregate of $5 million contingent upon their continuing employment with the Company for 12-, 24- and 36-month periods subsequent to the acquisition date. Such amounts, as are deemed probable of payment, are being recorded as compensation expense and recognized ratably over the related respective service periods.

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

The Company is in the process of obtaining final third-party valuation of acquired intangible assets; thus, provisional measurements of intangible assets, goodwill and deferred taxes are subject to change.

The $13.4 million of acquired intangibles are subject to a weighted-average useful life of approximately four years. The definite-lived intangible assets include developed technology of $10.3 million (four-year weighted average useful life), customer relationships of $1.8 million (seven-year weighted average useful life), internal use software of $1.0 million (five-year weighted average useful life), and order backlog of $240,000 (one-year useful life). As noted above, the fair value of the acquired identifiable intangible assets is provisional pending receipt of final valuation of these assets.

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Red-C. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of acquired accounts receivable was the same as their contractual amount.

The Company recognized $499,000 of acquisition related costs that were expensed in the nine months ended January 27, 2013. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

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

Historically, Ignis and its subsidiaries have maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which are changing to conform to the Company's basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the three-month period, as financial records of Ignis and its subsidiaries are being integrated with the Company's consolidated financial reporting system. This change did not have a material impact on the Company's consolidated financial statements during the nine months ended January 27, 2013.

For the nine months ended January 27, 2013, the results of operations of Ignis' subsidiaries that are not yet integrated in the Company's consolidated financial reporting system have been included in the consolidated financial statements through December 31, 2012. There were no intervening events in the operating results of such Ignis' subsidiaries for the month ended January 27, 2013 that materially affected the Company's consolidated financial position or results of operations.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Numerator:
Net income (loss) attributable to Finisar Corporation	$(3,407)	$8,909	$(9,333)	$24,978
Numerator for basic and diluted net income (loss) per share	$(3,407)	$8,909	$(9,333)	$24,978
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	93,097	91,001	92,624	90,644
Effect of dilutive securities:
Employee stock options and restricted stock units	—	2,995	—	3,224
Warrants	—	36	—	36
Dilutive potential common shares	—	3,031	—	3,260
Denominator for diluted net income (loss) per share	93,097	94,032	92,624	93,904
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.04)	$0.10	$(0.10)	$0.28
Diluted	$(0.04)	$0.09	$(0.10)	$0.27

The following table presents potentially dilutive securities excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Common shares issuable upon:
Exercise of employee stock options and restricted stock units	4,215	1,198	4,597	1,252
Conversion of convertible subordinated notes	3,748	3,748	3,748	3,748
	7,963	4,946	8,345	5,000

5. Inventories

     Inventories consist of the following (in thousands):

	January 27, 2013	April 30, 2012
Raw materials	$44,409	$64,047
Work-in-process	94,290	92,173
Finished goods	63,424	62,212
Total inventories	$202,123	$218,432

During the three and nine months ended January 27, 2013, the Company recorded charges of $7.2 million and $24.5 million, respectively, for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $5.3 million and $15.4 million, respectively. This resulted in a net charge for excess and obsolete inventory of $1.9 million and $9.1 million, respectively, during the three and nine months ended January 27, 2013.

During the three and nine months ended January 29, 2012, the Company recorded charges of $5.5 million and $16.9 million, respectively for excess and obsolete inventory, and sold inventory that was written-off in previous periods with an approximate cost of $3.2 million and $10.2 million, respectively. This resulted in a net charge for excess and obsolete inventory of $2.3 million and $6.7 million, respectively, during the three and nine months ended January 29, 2012.

     The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of January 27, 2013 and April 30, 2012, the liability for these purchase commitments was $1.8 million and $2.0 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements

     Property, equipment and improvements consist of the following (in thousands):

	January 27, 2013	April 30, 2012
Land and buildings	$23,399	$10,600
Computer equipment	53,164	49,215
Office equipment, furniture and fixtures	5,341	4,833
Machinery and equipment	339,990	301,084
Leasehold property and improvements	32,383	30,809
Total	454,277	396,541
Accumulated depreciation and amortization	(261,896)	(232,724)
Property, equipment and improvements (net)	$192,381	$163,817

7. Intangible Assets Including Goodwill

The following table reflects intangible assets subject to amortization as of January 27, 2013 and April 30, 2012 (in thousands):

	January 27, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$102,804	$(80,444)	$22,360
Purchased trade name	1,623	(1,274)	349
Purchased customer relationships	30,637	(10,809)	19,828
Purchased internal use software, backlog and in-process research and development	3,771	(1,589)	2,182
Purchased patents	1,477	(373)	1,104
Total	$140,312	$(94,489)	$45,823

	April 30, 2012
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$92,564	$(75,242)	$17,322
Purchased trade name	2,072	(1,229)	843
Purchased customer relationships	32,974	(8,407)	24,567
Purchased internal use software, backlog and in-process research and development	2,156	(1,130)	1,026
Purchased patents	1,651	(232)	1,419
Total	$131,417	$(86,240)	$45,177

During the second quarter of fiscal 2013, the Company recorded approximately $13.4 million of purchased intangible assets related to its acquisition of Red-C (see "Note 3. Acquisitions"). During the three months ended January 27, 2013, a purchase price allocation adjustment of $220,000 was recorded. This adjustment relates to changes in the provisional acquisition-date measurements of intangible assets, goodwill and deferred income tax liabilities.

During the third quarter of fiscal 2013, the Company recorded a $4.9 million charge for the impairment of long-lived assets as a result of adjusting the carrying value of certain purchased intangible assets to their estimated fair values based on their potential expected sale in the future. The adjusted carrying values of these asset disposal groups, which are held for sale, are not presented separately herein, as otherwise required by ASC 360 Property, Plant and Equipment, because they are not material to the Company's consolidated financial statements.

    The amortization expense on intangible assets for the three and nine months ended January 27, 2013 was $3.0 million and $8.3 million, respectively. The amortization expense on intangible assets for the three and nine months ended January 29, 2012, was $2.6 million and $7.4 million, respectively.

Estimated remaining amortization expense for each of the next five fiscal years ending April 30, is as follows (in thousands):

Year	Amount
2013 (remainder of year)	$2,761
2014	9,351
2015	8,413
2016	8,149
2017	6,122
2018	4,206
2019 and beyond	6,821
Total	$45,823

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Total
Balance as of April 30, 2012	$81,431
Addition related to acquisition of Red-C (Note 3)	16,563
Balance at July 29, 2012	$97,994
Acquisition consideration allocation adjustment	(6,896)
Balance at October 28, 2012	$91,098
Acquisition consideration allocation adjustment	453
Balance at January 27, 2013	91,551

8. Investments

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of January 27, 2013 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	265,297
Total cash and cash equivalents				$265,454

     The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 30, 2012 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
Assets Measured at Fair Value on a Recurring Basis	Identical Assets	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents
Money market funds	$15,156	$—	$—	$15,156
Cash	—	—	—	219,388
Total cash and cash equivalents				$234,544

The gross realized gains and losses for the three and nine months ended January 27, 2013 and January 29, 2012 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments

     The carrying value of minority investments at both January 27, 2013 and April 30, 2012 was $884,000 and was comprised of the Company's minority investment in one privately held company accounted for under the cost method. The Company's investment in this company was primarily motivated by its desire to gain access to new technology. The Company's investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

10. Debt

As a result of the acquisition of Ignis in fiscal 2012, the Company's consolidated liabilities included certain loan obligations of Ignis' Korean subsidiary to three Korean banks under which an acquisition-date aggregate principal balance of approximately $2.5 million was outstanding, with interest rates ranging from 4.5% to 6.7% per annum. In addition, during the first quarter of fiscal 2012, this subsidiary entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bore interest at variable rates based on the 4-month KORIBOR plus 0.33%. These loans required monthly interest payments with all principal payable at maturity. The remaining principal balance outstanding under these loans as of April 30, 2012 was $3.2 million. These loans were fully repaid in May 2012 and June 2012.

11. Revolving Credit Facility

     On October 2, 2009, the Company entered into an agreement with Wells Fargo Foothill, LLC to establish a four-year $70 million senior secured revolving credit facility. Borrowings under the credit facility bore interest at rates based on the prime rate and LIBOR plus variable margins and were guaranteed by the Company's U.S. subsidiaries and secured by substantially all of the assets of the Company and its U.S. subsidiaries. The credit facility was scheduled to mature four years following the date of the agreement, subject to certain conditions. On October 17, 2012, the Company gave notice of its voluntary early termination of this facility, which became effective October 31, 2012.

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

Changes in the Company's warranty liability during the following period were as follows (in thousands):

Nine Months Ended
January 27, 2013
Beginning balance at April 30, 2012	$3,926
Additions during the period based on product sold	3,969
Additions during the period due to Red-C acquisition (Note 3)	166
Settlements and expirations	(2,668)
Ending balance at January 27, 2013	$5,393

13. Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of January 27, 2013 and April 30, 2012 were as follows (in thousands):

	January 27, 2013					April 30, 2012
	Carrying				Fair	Carrying				Fair
	Amount	Level 1	Level 2	Level 3	Value	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$265,454	$265,454	$—	$—	$265,454	$234,544	$234,544	$—	$—	$234,544
Total	$265,454	$265,454	$—	$—	$265,454	$234,544	$234,544	$—	$—	$234,544

Financial liabilities:
Convertible debt	$40,015	$64,674	$—	$—	$64,674	$40,015	$73,688	$—	$—	$73,688
Debt	—	—	—	—	—	3,150	3,150	—	—	3,150
Contingent consideration	6,851	—	—	6,851	6,851	—	—	—	0	0
Total	$46,866	$64,674	$—	$6,851	$71,525	$43,165	$76,838	$—	$—	$76,838

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

     The Company has not estimated the fair value of its minority investment in one privately held company as it is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of January 27, 2013, the carrying value of the Company's minority investment in this privately held company was $884,000, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended January 27, 2013 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Red-C:

Nine Months Ended
January 27, 2013
Balance at April 30, 2012	$—
Additions due to acquisition of Red-C (See Note 3)	6,851
Accretion	191
Balance at January 27, 2013	$7,042

14. Stockholders' Equity

The following table summarizes share-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended January 27, 2013 and January 29, 2012 which was reflected in the Company's operating results (in thousands):

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Cost of revenues	$1,992	$1,479	$5,058	$4,759
Research and development	2,401	2,044	8,323	6,282
Sales and marketing	830	708	2,786	2,232
General and administrative	2,167	1,696	7,814	5,522
Total	$7,390	$5,927	$23,981	$18,795

The total share-based compensation capitalized as part of inventory as of January 27, 2013 was $1.5 million.

During the three months ended January 27, 2013, 237,832 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 64,262 shares of common stock were exercised under the Company's Stock Incentive Plan. During the nine months ended January 27, 2013, 577,136 shares of common stock were issued under the Company's Employee Stock Purchase Plan and options to purchase 176,806 shares of common stock were exercised under the Company's Stock Incentive Plan. The number of restricted stock units issued during the three and nine months ended January 27, 2013 was 107,676 and 1,141,107, respectively.

As of January 27, 2013, total compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units not yet recognized was approximately $98.3 million, which is expected to be recognized in the Company's operating results over a weighted average period of 28 months.

15. Income Taxes

      The Company recorded provisions for income taxes of $2.2 million and $875,000, respectively, for the three months ended January 27, 2013 and January 29, 2012, and provisions for income taxes of $1.7 million and $2.8 million, respectively, for the nine months ended January 27, 2013 and January 29, 2012. The income tax provisions for the three and nine months ended January 27, 2013 and January 29, 2012 include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

     The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 91% of total deferred tax assets as of January 27, 2013, which management does not believe are more likely than not to be realized in future periods.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

     The Company's total gross unrecognized tax benefit as of April 30, 2012 and January 27, 2013 was $14.6 million. Excluding the effects of recorded valuation allowances for deferred tax assets, $12.2 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

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

     The Company records interest and penalties related to unrecognized tax benefits in income tax expense. At January 27, 2013, there were no accrued interest or penalties related to uncertain tax positions.

16. Segment Information

     The Company has one reportable segment consisting of optical subsystems and components.

17. Restructuring Charges
During fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.

The following table summarizes the activities of the restructuring accrual during the first nine months of fiscal 2013 (in thousands):

Balance as of April 30, 2012	$3,505
Cash payments, net of sublease income	(207)
Balance as of January 27, 2013	$3,298

Of the $3.3 million remaining accrual, $305,000 is expected to be paid in the next twelve months and $3.0 million is expected to be paid from fiscal 2014 through fiscal 2020.

18. Pending Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of January 27, 2013. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed February 6, 2013. The Company has filed a renewed motion to dismiss the case and this motion is pending.

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

Finisar has received a request for indemnification from all six customer defendants with respect to the two patents mentioned above. The Company is currently evaluating the requests for indemnification. On November 19, 2012, the United States District Court in the Finisar Michigan litigation described below issued an order enjoining Cheetah Omni from continuing to pursue its claims against Finisar customers in the Texas litigation with respect to the two patents asserted against products containing a Finisar WSS. As a result, these Texas claims have been stayed pending the outcome of the Michigan litigation. If such a stay is later lifted, the Company expects that the defendant customers will defend the lawsuit vigorously at least with respect to the claims that implicate any Finisar products. However, there can be no assurance that they will be successful in their defense and, if they are not successful with respect to the two patents mentioned above, Finisar may be liable to indemnify the accused customers for significant costs and damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending and/or aiding in the defense of the lawsuit with respect to the two patents mentioned above. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, in its initial answer Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah Omni also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. This motion with respect to the requested injunction was granted on November 19, 2012 as described above with respect to the customer Michigan litigation. The motion for leave to file a motion for summary judgment has been denied pending completion of claim construction. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. The motion for judgment on the pleadings has been denied. The motion for permission to add counterclaims of infringement was granted and Cheetah Omni added claims accusing the Company's WSS devices of infringement of the two Cheetah Omni patents. The Company intends to defend the counterclaims vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Thomas Swan Litigation

On February 26, 2013, Thomas Swan & Co. Ltd. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe four related Thomas Swan patents. The Company has performed an initial review of the asserted patents and believes that the patent claims are not infringed and/or invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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

     Historically, the Company has not made any significant indemnification payments under such arrangements. The Company believes the fair value of these indemnification agreements is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 27, 2013.

20. Related Party Transaction

During the three and nine months ended January 27, 2013, the Company paid $50,466 and $152,690, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2013, the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three annual anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to Finisar.

During the three and nine months ended January 29, 2012, the Company paid Mr. Gertel's company $45,300 and $175,600, respectively, in cash compensation. In addition, during the first quarter of fiscal 2013, the Company granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.

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

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27, 2013	January 29, 2012	January 27, 2013	January 29, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.6	70.1	71.8	70.2
Amortization of acquired developed technology	0.8	0.7	0.8	0.7
Gross profit	28.6	29.2	27.4	29.1
Operating expenses:
Research and development	16.7	15.0	17.0	15.2
Sales and marketing	4.4	4.4	4.5	4.3
General and administrative	5.4	4.8	5.7	5.5
Restructuring recoveries	—	—	—	—
Amortization of purchased intangibles	0.4	0.4	0.4	0.4
Impairment of long-lived assets	2.0	—	0.7	—
Total operating expenses	28.9	24.6	28.3	25.4
Income (loss) from operations	(0.3)	4.7	(0.9)	3.7
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.3)	(0.4)	(0.3)	(0.4)
Loss on debt extinguishment	—	—	—	(0.1)
Other income (expense), net	(0.1)	(0.1)	—	0.6
Income (loss) before income taxes and non-controlling interest	(0.6)	4.3	(1.1)	3.9
Provision for income taxes	0.9	0.4	0.3	0.4
Consolidated net income (loss)	(1.5)	3.9	(1.4)	3.5
Adjust for net income attributable to non-controlling interest	0.1	(0.2)	—	(0.1)
Net income (loss) attributable to Finisar Corporation	(1.4)%	3.7%	(1.4)%	3.4%

Revenues. Revenues decreased $4.6 million, or 1.9%, to $238.4 million in the quarter ended January 27, 2013 compared to $243.0 million in the quarter ended January 29, 2012. Revenues decreased $21.8 million, or 3.1%, to $690.9 million in the nine months ended January 27, 2013 compared to $712.7 million in the nine months ended January 29, 2012.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	January 27, 2013	January 29, 2012	Change	% Change
Datacom revenue	$147,670	$133,661	$14,009	10.5%
Telecom revenue	90,681	109,293	(18,612)	(17.0)%
Total revenues	$238,351	$242,954	$(4,603)	(1.9)%

	Nine Months Ended
	January 27, 2013	January 29, 2012	Change	% Change
Datacom revenue	$426,976	$391,254	$35,722	9.1%
Telecom revenue	263,942	321,415	(57,473)	(17.9)%
Total revenues	$690,918	$712,669	$(21,751)	(3.1)%

Datacom revenue for the three and nine months ended January 27, 2013 increased compared to the three and nine months ended January 29, 2012 primarily due to an increase in market demand as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue decreased for the three and nine months ended January 27, 2013, primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $293,000, or 17.9%, to $1.9 million in the quarter ended January 27, 2013 compared to $1.6 million in the quarter ended January 29, 2012. The increase was due to the amortization of the acquired developed technology related to the Red-C acquisition. Amortization of acquired developed technology increased $406,000, or 8.5%, to $5.2 million in the nine months ended January 27, 2013 compared to $4.8 million for the nine months ended January 29, 2012. The increase was due to the amortization of the acquired developed technology related to the Red-C acquisition partially offset by the roll-off of amortization of certain intangible assets related to one of our prior acquisitions.

Gross Profit. Gross profit decreased $3.1 million, or 4.3%, to $68.0 million in the quarter ended January 27, 2013 compared to $71.1 million in the quarter ended January 29, 2012. Gross profit as a percentage of revenues decreased by 0.8%, from 29.3% in the quarter ended January 29, 2012 to 28.5% in the quarter ended January 27, 2013. We recorded charges of $7.2 million for obsolete and excess inventory in the quarter ended January 27, 2013 compared to $5.5 million in the quarter ended January 29, 2012. We sold inventory that was written-off in previous periods resulting in a benefit of $5.3 million in the quarter ended January 27, 2013 and $3.2 million in the quarter ended January 29, 2012. As a result, we recognized a net charge of $1.9 million in the quarter ended January 27, 2013 compared to a net charge of $2.3 million in the quarter ended January 29, 2012. Cost of revenues included stock-based compensation charges of $2.0 million in the quarter ended January 27, 2013 and $1.5 million in the quarter ended January 29, 2012. The decrease in gross margin primarily reflects a decline in average selling prices.

Gross profit decreased $18.1 million, or 8.7%, to $189.7 million in the nine months ended January 27, 2013 compared to $207.9 million in the nine months ended January 29, 2012. Gross profit as a percentage of revenues decreased by 1.7%, from 29.2% in the nine months ended January 29, 2012 to 27.5% in the nine months ended January 27, 2013. We recorded charges of $24.5 million for obsolete and excess inventory in the nine months ended January 27, 2013 compared to $16.9 million in the nine months ended January 29, 2012. We sold inventory that was written-off in previous periods resulting in a benefit of $15.4 million in the nine months ended January 27, 2013 and $10.2 million in the nine months ended January 29, 2012. As a result, we recognized a net charge of $9.1 million in the nine months ended January 27, 2013 compared to a net charge of $6.7 million in the nine months ended January 29, 2012. Cost of revenues included stock-based compensation charges of $5.1 million in the nine months ended January 27, 2013 and $4.8 million in the nine months ended January 29, 2012. The decrease in gross margin primarily reflects a decline in average selling prices.

Research and Development Expenses. Research and development expenses increased $3.3 million, or 8.9%, to $39.7 million in the quarter ended January 27, 2013 compared to $36.5 million in the quarter ended January 29, 2012. The increase was due primarily to increase in material costs related to new product development projects. Included in research and development expenses were stock-based compensation charges of $2.4 million in the quarter ended January 27, 2013 and $2.0 million in the quarter ended January 29, 2012. Research and development expenses as a percent of revenues increased to 16.7% in the quarter ended January 27, 2013 compared to 15.0% in the quarter ended January 29, 2012.

Research and development expenses increased $8.9 million, or 8.2%, to $117.5 million in the nine months ended January 27, 2013 compared to $108.6 million in the nine months ended January 29, 2012. The increase was due primarily to increases in employee compensation related expenses and material costs related to new product development projects. Included in research and development expenses were stock-based compensation charges of $8.3 million in the nine months ended January 27, 2013 and $6.3 million in the nine months ended January 29, 2012. Research and development expenses as a percent of revenues increased to 17.0% in the nine months ended January 27, 2013 compared to 15.2% in the nine months ended January 29, 2012.

Sales and Marketing Expenses. Sales and marketing expenses decreased $201,000, or 1.9%, to $10.4 million in the quarter ended January 27, 2013 compared to $10.6 million in the quarter ended January 29, 2012. The decrease was primarily due to decrease in employee compensation related expenses. Included in sales and marketing expenses were stock-based compensation charges of $830,000 in the quarter ended January 27, 2013 and $708,000 in the quarter ended January 29, 2012. Sales and marketing expenses as a percent of revenues remained stable at 4.4% in the quarter ended January 27, 2013 compared to the quarter ended January 29, 2012.

Sales and marketing expenses increased $1.0 million, or 3.2%, to $31.3 million in the nine months ended January 27, 2013 compared to $30.3 million in the nine months ended January 29, 2012. The increase was primarily due to increase in stock-based compensation expenses. Included in sales and marketing expenses were stock-based compensation charges of $2.8 million in the nine months ended January 27, 2013 and $2.2 million in the nine months ended January 29, 2012. Sales and marketing expenses as a percent of revenues increased to 4.5% in the nine months ended January 27, 2013 compared to 4.3% in the nine months ended January 29, 2012.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 8.8%, to $12.8 million in the quarter ended January 27, 2013 compared to $11.8 million in the quarter ended January 29, 2012. The increase was primarily due to increases in stock-based compensation expenses and legal costs. Included in general and administrative expenses were stock-based compensation charges of $2.2 million in the quarter ended January 27, 2013 and $1.7 million in the quarter ended January 29, 2012. General and administrative expenses as a percent of revenues increased to 5.4% in the quarter ended January 27, 2013 compared to 4.8% in the quarter ended January 29, 2012.

General and administrative expenses decreased $433,000, or 1.1%, to $39.1 million in the nine months ended January 27, 2013 compared to $39.5 million in the nine months ended January 29, 2012. The decrease was due to a $1.1 million reduction in transaction-related expenses, as we incurred $499,000 in transaction costs in connection with the acquisition of Red-C in the nine months ended January 27, 2013 compared to $1.6 million incurred in connection with the acquisition of Ignis in the nine months ended January 29, 2012. This reduction, as well as a reduction in legal costs was partially offset by higher stock-based compensation expense. Included in general and administrative expenses were stock-based compensation charges of $7.8 million in the nine months ended January 27, 2013 and $5.5 million in the nine months ended January 29, 2012. General and administrative expenses as a percent of revenues increased to 5.7% in the nine months ended January 27, 2013 compared to 5.5% in the nine months ended January 29, 2012.

Restructuring Recoveries. During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to our future net liability related to the abandoned and subleased portion of this facility.

Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $76,000, or 7.9%, to $1.0 million in the quarter ended January 27, 2013 compared to $959,000 in the quarter ended January 29, 2012. The increase was due to the amortization of intangibles related to the acquisition of Red-C.

Amortization of purchased intangibles increased $309,000, or 11.9%, to $2.9 million in the nine months ended January 27, 2013 compared to $2.6 million in the nine months ended January 29, 2012. The increase was due to the amortization of intangibles related to the acquisition of Red-C.

Impairment of Long-lived Assets. During the quarter ended January 27, 2013, we recorded a $4.9 million charge for the impairment of long-lived assets as a result of adjusting the carrying value of certain purchased intangible assets to their estimated fair values based on their potential expected sale in the future.

Interest Income. Interest income increased $35,000 to $186,000 in the quarter ended January 27, 2013 compared to $151,000 in the quarter ended January 29, 2012. Interest income increased due to higher cash balances in the quarter ended January 27, 2013 compared to the quarter ended January 29, 2012.

Interest income increased $133,000 to $544,000 in the nine months ended January 27, 2013 compared to $411,000 in the nine months ended January 29, 2012. Interest income increased due to higher cash balances in the nine months ended January 27, 2013 compared to the nine months ended January 29, 2012.

Interest Expense. Interest expense decreased $214,000, or 24.8%, to $648,000 in the quarter ended January 27, 2013 compared to $862,000 in the quarter ended January 29, 2012. The decrease was primarily due to repayments of Ignis loans during fiscal 2012 and the first quarter of fiscal 2013.

Interest expense decreased $866,000, or 29.7%, to $2.0 million in the nine months ended January 27, 2013 compared to $2.9 million in the nine months ended January 29, 2012. The decrease was primarily due to repayments of Ignis loans during fiscal 2012 and the first quarter of fiscal 2013.

Loss on Debt Extinguishment. During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our condensed consolidated statement of operations for the nine months ended January 29, 2012.

Other Income (Expense), Net. Other expense, net was $275,000 in the quarter ended January 27, 2013 compared to $355,000 in the quarter ended January 29, 2012. Other expense, net in the quarter ended January 27, 2013 primarily consisted of foreign exchange losses. Other expense, net in the quarter ended January 29, 2012 primarily consisted of $189,000 in amortization of debt issuance costs and foreign exchange losses of $97,000.

Other expense, net was $295,000 in the nine months ended January 27, 2013 compared to other income, net of $4.2 million in the nine months ended January 29, 2012. Other expense, net in the nine months ended January 27, 2013 primarily consisted of the acceleration of debt issuance costs related to the revolving credit facility which we terminated. Other income, net in the nine months ended January 29, 2012 primarily consisted of a gain of $5.4 million related to the fair-value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, partially offset by $567,000 in amortization of debt issuance costs and $619,000 representing our portion of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment in Ignis using the equity method of accounting.

Non-controlling Interest. Non-controlling interest for the three and nine months ended January 27, 2013 and January 29, 2012 represents minority shareholders' proportionate share of the net income of Finisar Korea (formerly, Fi-ra, the Korean subsidiary of Ignis).

Provision for Income Taxes. We recorded income tax provisions of $2.2 million and $875,000, respectively, for the quarters ended January 27, 2013 and January 29, 2012 and income tax provisions of $1.7 million and $2.8 million, respectively, for the nine months ended January 27, 2013 and January 29, 2012. The income tax provisions for the three and nine months ended January 27, 2013 and January 29, 2012 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $102.9 million in the nine months ended January 27, 2013, compared to $32.2 million in the nine months ended January 29, 2012. Cash provided by operating activities in the nine months ended January 27, 2013 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $78.7 million, less cash used for working capital requirements primarily related to decrease in accounts payable offset by decreases in accounts receivable and inventory. Accounts receivable decreased by $15.6 million primarily due to strong collections during the nine months ended January 27, 2013. Inventory decreased by $18.5 million primarily due to usage in the manufacturing process. Cash provided by operating activities in the nine months ended January 29, 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $56.9 million and cash used for working capital, primarily related to increases in accounts receivable, inventory and accounts payable. Accounts receivable decreased by $1.4 million primarily due to strong collections near the end of the third quarter. Inventory increased by $27.9 million and accounts payable increased $1.9 million due to increased purchases to support projected levels of sales.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $75.4 million in the nine months ended January 27, 2013 compared to $121.9 million in the nine months ended January 29, 2012. Net cash used in investing activities in the nine months ended January 27, 2013 primarily consisted of $20.6 million related to the acquisition of Red-C and $65.3 million of expenditures for capital equipment, partially offset by $10.5 million in proceeds from the sale of a minority interest in a privately-held company. Net cash used in investing activities in the nine months ended January 29, 2012 consisted of $71.1 million related to the acquisition of Ignis and $50.8 million of expenditures for capital equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $3.4 million in the nine months ended January 27, 2013 compared to net cash used in financing activities of $6.7 million in the nine months ended January 29, 2012. Cash provided by financing activities for the nine months ended January 27, 2013 primarily reflected proceeds from the issuance of shares under employee stock option and stock purchase plans totaling $6.6 million offset by repayments of borrowings related to the Ignis acquisition totaling $3.2 million. Net cash used in financing activities for the nine months ended January 29, 2012 reflected repayments of borrowings related to the Ignis acquisition totaling $14.4 million, partially offset by proceeds from the exercise of stock options and purchases under our stock purchase plan totaling $6.0 million and additional borrowings of $1.8 million by Finisar Korea.

Contractual Obligations and Commercial Commitments

     At January 27, 2013, we had contractual obligations of $177.2 million as shown in the following table (in thousands):

		Payments Due by Period

		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$—	$40,015	$—	$—
Interest on debt (a)	4,002	2,001	2,001	—	—
Operating leases (b)	41,589	12,532	11,715	8,645	8,697
Facility construction	14,395	14,395	—	—	—
Purchase obligations (c)	77,157	77,157	—	—	—
Total contractual obligations	$177,158	$106,085	$53,731	$8,645	$8,697
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of January 27, 2013, the liability for these purchase commitments of $1.8 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At January 27, 2013, our principal sources of liquidity consisted of $265.5 million of cash and cash equivalents. Cash and cash equivalents totaling $53.3 million was held by our foreign subsidiaries as of January 27, 2013.

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

Off-Balance-Sheet Arrangements

At January 27, 2013 and April 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended January 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 18. Pending Litigation” for descriptions of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 27, 2013.

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

     The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communication and telecommunication networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products and/or a charge for the impairment of long-lived assets related to such products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would suffer. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facility is located in Malaysia. We currently operate smaller facilities in Australia, China, Israel, Korea and Sweden, and we are planning to build an expanded manufacturing facility in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar, the Israeli shekel, the Swedish krona, the Korean won, and the Norwegian krone. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2012, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $884,000 in such investments remaining on our balance sheet as of January 27, 2013 in future periods.

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

     As of January 27, 2013, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of 10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

     The exhibits listed in the Exhibit Index are filed as part of this report (see page 42).

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
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 8, 2013

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.2	Summary of the principal terms of the lease agreement - Wuxi, China

10.3	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China

10.4	Summary of the principal terms of the lease agreement - Jarfalla, Sweden

10.5	Summary of the principal terms of the lease agreement - Tel Aviv, Israel

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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