Form 10-K
period 2013-04-28
FINISAR CORP
filed 2013-06-24
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 28, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 28, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,056,800,496 based on the closing sales price of the registrant’s common stock as reported on the Nasdaq Stock Market on October 26, 2012 of $11.54 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 31, 2013, there were 93,785,292 shares of the registrant’s common stock, $.001 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 28, 2013

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

Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in building communication networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength that, bundled with multiplexing technologies, can be used to supply multi-Gbps bandwidth over several wavelengths on the same fiber.

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

We sell our optical products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment, such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens, Qlogic and Tellabs, as well as their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.

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

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 16 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 100 Gbps using the SFP, SFP+, XFP, X2, QSFP, CFP and CFP2 form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40 and 100 Gbps.

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

As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including vertical cavity surface emitting lasers, or VCSELs, Fabry-Perot, or FP, lasers, distributed feedback, or DFB, lasers, tunable lasers, positive intrinsic negative, or PIN, detectors, fused fiber couplers, isolators, filters, polarization beam combiners, interleavers, splitters and amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell some of these components in the so-called “merchant market” to other subsystems manufacturers.

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

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers, or OEMs, distributors and system integrators. Sales of products for data communication applications represented 63%, 56% and 50% of our total revenues in fiscal 2013, 2012 and 2011, respectively. Sales of products for telecommunication applications represented 37%, 44% and 50% of our total revenues in fiscal 2013, 2012 and 2011, respectively.

Sales to our ten largest customers represented 54%, 59% and 64% of our total revenues during fiscal 2013, 2012 and 2011, respectively. One customer, Cisco Systems, represented more than 10% of our total revenues during fiscal 2013. Two customers, Cisco Systems and Huawei, each represented more than 10% of our total revenues during fiscal 2012. Three customers, Cisco Systems, Huawei and Alcatel-Lucent, each represented more than 10% of our total revenues during fiscal 2011. No other customer accounted for more than 10% of our total revenues in any of these years.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Avago Technologies, JDS Uniphase and Oclaro. Our principal competitors for optical transceivers sold for telecommunication applications include JDS Uniphase, Oclaro and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase, Oclaro and Oplink. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our lower-cost manufacturing facilities in Ipoh, Malaysia and Shanghai, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by three world-wide distributors, 17 international distributors, three domestic distributors, 20 domestic manufacturers’ representatives and four international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. We manufacture short wavelength parallel optical transceiver products and certain passive optical components used in our long wavelength transceiver products as well as ROADM linecards products and WSS assemblies, at our 180,000 square foot facility in Shanghai, China. We entered into a 50 year lease for 550,000 square feet of land in Wuxi, China, where we are in the process of building an additional manufacturing facility to manufacture products for both data communication and telecommunication applications. We manufacture WSS products in our

51,500 square foot facility in Sydney, Australia and certain telecommunication products in our 81,000 square foot facility in Horsham, Pennsylvania. We manufacture splitters in our 24,000 and 34,500 square foot facilities in GwangJu, Korea. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, and Sydney, Australia facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, in our facility in Jarfalla, Sweden. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2013, 2012 and 2011, our research and development expenses related to our continuing operations were $158.8 million, $146.0 million and $117.3 million, respectively. We believe that our future success depends on our ability to continue to enhance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our OEM and system integrator customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own 1,938 issued U.S. and foreign patents and have 352 pending U.S. and foreign patent applications. We cannot assure that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. See “Item 3. Legal Proceedings.” Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 28, 2013, we employed approximately 9,720 full-time employees and contractors, 778 of whom were located in the United States and 7,936 of whom were located at our production facilities in Ipoh, Malaysia, and Shanghai and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. We believe that there is a positive employee relations environment within our company.

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

     The market for optical subsystems is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. In particular, we typically conduct pricing negotiations for our existing products with some of our largest telecommunication OEM customers in the last several months of the calendar year. Decreases in our average selling prices resulting from these negotiations typically become effective at the beginning of the next calendar year and generally have an adverse impact on our gross margins in future quarters. This impact is typically most pronounced in our fourth fiscal quarter ending in April, when the impact of the new pricing is first felt over a full quarter. In order to sustain profitable operations, we must continue to develop and introduce on a timely basis new products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross margins to decline, which would result in additional operating losses and significantly harm our business.

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

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facility is located in Malaysia. We currently operate smaller facilities in Australia, China, Israel, Korea and Sweden, and we are currently building an expanded manufacturing facility in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

     Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2013, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisitions of Ignis and Red-C. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2013, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $884,000 in such investments remaining on our balance sheet as of April 28, 2013 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

     As of April 28, 2013, we had net operating loss, or NOL, carryforward amounts of approximately $467.3 million, $160.4 million and $75.7 million for U.S. federal, state and foreign income tax purposes, respectively, and tax credit carryforward amounts of approximately $22.8 million and $14.9 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2014 through 2032, and $108,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2014 through 2029, and $127.2 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

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

       Several securities class action lawsuits were filed against us and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer following our March 8, 2011 announcement of unaudited financial results for the third quarter of fiscal 2011 and our financial outlook for the fourth quarter of fiscal 2011. We also have been named as a nominal defendant in several shareholder derivative lawsuits filed in 2011 concerning our March 8, 2011 earnings announcement and filed in 2007 concerning the granting of stock options. No specific amounts of damages have been alleged in the class action lawsuits and, by the nature of the lawsuits, no damages will be alleged against Finisar in the derivative lawsuits.

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

     As of April 28, 2013, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of 10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2. Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of April 28, 2013 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Ipoh, Malaysia	Manufacturing operations	640,000
GwangJu, Korea	Manufacturing operations	34,500
Leased
Wuxi, China	Manufacturing operations	603,000
Shanghai, China	Manufacturing and general administrative operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Horsham, Pennsylvania	Manufacturing, research and development, sales and administration, executive offices	81,000
Fremont, California	Wafer fabrication operations	56,000
Sydney, Australia	Manufacturing, research and development and administrative operations	51,500
Jarfalla, Sweden	Wafer fabrication operations and research and development	26,400
GwangJu, Korea	Manufacturing, sales and general administrative operations	24,000
Tel Aviv, Israel	Research and development and manufacturing operations	22,400
Shenzhen, China	Administrative operations	16,000
Singapore	Research and development	13,600
Nes Ziona, Israel	Research and development and manufacturing operations	13,000
Hyderabad, India	Information technology support center	6,200
Champaign, Illinois	Research and development	2,500

The leased property in Wuxi, China, includes 550,000 square feet of land leased for 50 years where we are building a manufacturing operations facility. The owned property in GwangJu, Korea, includes 24,000 square feet of land owned by our subsidiary, Finisar Korea Co., Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities and the facility that is currently under construction in Wuxi, China will be adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

The material set forth in Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information concerning our current executive officers as of May 31, 2013 is as follows:

Name	Position(s)	Age
Jerry S. Rawls	Chairman of the Board	68
Eitan Gertel	Chief Executive Officer	51
Kurt Adzema	Executive Vice President, Finance and Chief Financial Officer	44
Christopher E. Brown	Executive Vice President, General Counsel and Secretary	45
John H. Clark	Executive Vice President, Technology and Global Research and Development	63
Todd Swanson	Executive Vice President, Sales and Marketing	41
Joseph A. Young	Executive Vice President, Global Operations	56
Mark Colyar	Senior Vice President and General Manager	49

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

Since our initial public offering on November 11, 1999, our common stock has traded on the Nasdaq National Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2013 Quarter Ended:
April 28, 2013	$16.95	$12.61
January 27, 2013	$16.38	$11.22
October 28, 2012	$16.86	$11.54
July 29, 2012	$16.65	$11.38
Fiscal 2012 Quarter Ended:
April 30, 2012	$23.41	$16.44
January 29, 2012	$21.80	$14.78
October 30, 2011	$21.89	$12.55
July 31, 2011	$27.22	$14.65

According to records of our transfer agent, we had 328 stockholders of record as of May 31, 2013 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 28, 2013, April 30, 2012 and 2011 and the balance sheet data as of April 28, 2013 and April 30, 2012 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2010 and 2009 and the balance sheet data as of April 30, 2011, 2010 and 2009 are derived from audited financial statements not included in this report.

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011	April 30, 2010	April 30, 2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$934,335	$952,579	$948,787	$629,880	$497,058
Income (loss) from continuing operations before non-controlling interest	$(8,065)	$43,014	$88,379	$(22,806)	$(262,492)
Income (loss) per share from continuing operations - basic	$(0.06)	$0.47	$1.10	$(0.35)	$(4.99)
Income (loss) per share from continuing operations - diluted	$(0.06)	$0.46	$1.00	$(0.35)	$(4.99)
Balance Sheet Data:
Total assets	$1,007,847	$969,427	$885,149	$626,730	$380,388
Long-term debt	$—	$—	$—	$19,250	$21,412
Convertible notes	$40,015	$40,015	$40,015	$128,839	$134,255

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years ended April 28, 2013. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical wavelengths. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexers, or ROADM.

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

     Since October 2000, we have completed the acquisition of two publicly-held companies. We have also completed the acquisition of 11 privately-held companies and certain businesses and assets from six other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

Recent Developments

Acquisition of Red-C Optical Networks, Inc.

On July 16, 2012, we acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware Corporation, with subsidiary operations in Tel Aviv, Israel. Red-C is engaged in research, development and marketing of optical amplifiers and subsystems for the wavelength division multiplexing, or WDM, optical communication sector. The acquisition will enable the Company to broaden its product lines, primarily for telecommunication applications, by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks. For additional information regarding this acquisition, see "Part II, Item 8, Financial Statements and Supplementary Data - Note 4. Acquisitions."

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See below for more information about these critical accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 28, 2013 compared to prior years.

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

Slow Moving and Obsolete Inventories

We make inventory commitment and purchase decisions based upon sales forecasts. To mitigate the component supply constraints that have existed in the past and to fill orders with non-standard configurations, we build inventory levels for certain items with long lead times and enter into certain longer-term commitments for certain items. We permanently write off 100% of the cost of inventory that we specifically identify and consider obsolete or excessive to fulfill future sales estimates. We define obsolete inventory as inventory that will no longer be used in the manufacturing process. We periodically discard obsolete inventory. Excess inventory is generally defined as inventory in excess of projected usage, and is determined using our best estimate of future demand at the time, based upon information then available to us. In making these assessments, we are required to make judgments as to the future unit demand for current or committed inventory levels. In addition to the future unit demand, we also consider:

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

Business Combinations

We apply the provisions of the Financial Accounting Standards Board's Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions, including our acquisitions of Ignis ASA and Red-C in May 2011 and July 2012, respectively. Under ASC 805, the purchase price is equivalent to the fair value of consideration transferred on the date of the business combination, tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value, and goodwill is recognized for any excess of purchase price over the net fair value of assets acquired and liabilities assumed.

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

Because of this uncertainty, our estimates are subject to refinement. As a result, during the measurement period, which may be up to one year following the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

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

At April 28, 2013, the carrying value of goodwill and intangible assets was $91.0 million and $30.5 million, respectively.

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

Restructuring Accrual

We are required to recognize liability for costs associated with an exit or disposal activity when the liability is incurred. We calculate facilities consolidation charges using estimates that are based upon the remaining future lease commitments for vacated facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of vacating the leased facilities are based on market information and trend analysis, including information obtained from third party real estate sources. Should operating lease rental rates decline from current estimates or should it take longer than expected to find a suitable tenant to sublease the facility, adjustments to the facilities lease losses reserve will be made in future periods, if necessary, based upon the current actual events and circumstances.

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

Results of Operations

On March 6, 2013, our Board of Directors determined to change our fiscal year from a year ending on April 30 of each year to a year ending on the Sunday closest to the last day of April in each year. This change was effective with the fiscal year ended April 28, 2013.
The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	70.9	70.6	66.6
Amortization of acquired developed technology	0.7	0.7	0.5
Impairment of long-lived assets	0.9	—	—
Gross profit	27.5	28.7	32.9
Operating expenses:
Research and development	17.0	15.3	12.4
Sales and marketing	4.5	4.2	3.8
General and administrative	4.9	4.2	4.8
Restructuring recoveries	—	—	—
Amortization of purchased intangibles	0.4	0.4	0.2
Impairment of long-lived assets	1.3	—	—
Total operating expenses	28.1	24.1	21.2
Income (loss) from operations	(0.6)	4.6	11.7
Interest income	0.1	0.1	0.1
Interest expense	(0.3)	(0.4)	(0.7)
Loss on debt extinguishment	—	—	(0.9)
Other income (expense), net	—	0.4	(0.5)
Income (loss) from continuing operations before income taxes and non-controlling interest	(0.8)	4.7	9.7
Provision for income taxes	—	0.2%	0.5
Income (loss) from continuing operations before non-controlling interest	(0.8)	4.5	9.2
Income (loss) from discontinued operations, net of income taxes	—	—	—
Consolidated net income (loss)	(0.8)	4.5	9.2
Adjust for net income attributable to non-controlling interest	0.3	—	—
Net income (loss) attributable to Finisar Corporation	(0.5)%	4.5%	9.2%

Comparison of Fiscal Years Ended April 28, 2013 and April 30 2012
Revenues. Revenues decreased $18.2 million, or 1.9%, to $934.3 million in fiscal 2013 compared to $952.6 million in fiscal 2012.
The following table sets forth the changes in revenues by market application (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	Change	% Change
Datacom revenue	$590,908	$537,331	$53,577	10.0%
Telecom revenue	343,427	415,248	(71,821)	(17.3)%
Total revenues	$934,335	$952,579	$(18,244)	(1.9)%

Datacom revenue for fiscal 2013 increased compared to fiscal 2012, primarily due to an increase in market demand for our datacom products as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. Telecom revenue for fiscal 2013 decreased compared to fiscal 2012, primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $733,000, or 11.6%, to $7.0 million in fiscal 2013 compared to $6.3 million in fiscal 2012. The increase was primarily due to the amortization of the acquired developed technology related to the Red-C acquisition.

Impairment of Long-lived Assets. During the fourth quarter of fiscal 2013, we recorded an $8.2 million charge for impairment of long-lived assets, including $4.9 million related to acquired intangible assets and $3.3 million related to fixed assets, due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit. Gross profit decreased $16.3 million, or 6.0%, to $257.0 million in fiscal 2013 compared to $273.3 million in fiscal 2012. Gross profit as a percent of revenues decreased by 1.2%, from 28.7% in fiscal 2012 to 27.5% in fiscal 2013. We recorded charges of $31.1 million for obsolete and excess inventory in fiscal 2013 compared to $23.9 million in fiscal 2012. We sold inventory that was written-off in previous periods resulting in a benefit of $21.1 million in fiscal 2013 and $13.3 million in fiscal 2012. As a result, we recognized a net charge of $10.0 million in fiscal 2013 compared to $10.6 million in fiscal 2012. Cost of revenues included stock-based compensation charges of $6.6 million in fiscal 2013 and $5.8 million in fiscal 2012. Excluding charges for the impairment of acquired long-lived assets, amortization of acquired developed technology, the net impact of excess and obsolete inventory charges and stock-based compensation charges, gross profit would have been $288.9 million, or 30.9% of revenues, in fiscal 2013 compared to $296.0 million, or 31.1% of revenues, in fiscal 2012. The decrease in gross margin primarily reflects a decline in average selling prices.

     Research and Development Expenses. Research and development expenses increased $12.8 million, or 8.8%, to $158.8 million in fiscal 2013 compared to $146.0 million in fiscal 2012. The increase was due primarily to increases in employee compensation related expenses, including stock-based compensation expenses. Included in research and development expenses were stock-based compensation charges of $11.0 million in fiscal 2013 and $8.4 million in fiscal 2012. Research and development expenses as a percent of revenues increased to 17.0% in fiscal 2013 compared to 15.3% in fiscal 2012.

     Sales and Marketing Expenses. Sales and marketing expenses increased $1.9 million, or 4.8%, to $42.3 million in fiscal 2013 compared to $40.4 million in fiscal 2012. The increase was primarily due to increases in employee related expenses, including stock-based compensation expenses. Included in sales and marketing expenses were stock-based compensation charges of $3.7 million in fiscal 2013 and $2.9 million in fiscal 2012. Sales and marketing expenses as a percent of revenues increased to 4.5% in fiscal 2013 compared to 4.2% in fiscal 2012.

     General and Administrative Expenses. General and administrative expenses increased $5.8 million, or 14.6%, to $45.3 million in fiscal 2013 compared to $39.6 million in fiscal 2012. General and administrative expenses in fiscal 2013 included a gain of $7.1 million related to the fair value remeasurement of the contingent consideration liability related to the Red-C acquisition. General and administrative expenses in fiscal 2012 included a non-recurring gain of $7.4 million related to a favorable decision by an arbitrator in an intellectual property dispute and a gain of $4.9 million related to the fair value remeasurement 2012 of the contingent consideration liability related to the Ignis acquisition. The remaining increase was primarily due to an increase in stock-based compensation expenses in fiscal 2013. Included in general and administrative expenses were stock-based compensation charges of $10.3 million in fiscal 2013 and $7.2 million in fiscal 2012. General and administrative expenses as a percent of revenues increased to 4.9% in fiscal 2013 compared to 4.2% in fiscal 2012.

Restructuring Recoveries. During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to reduce our future net liability related to this facility.

     Amortization of Purchased Intangibles. Amortization of purchased intangibles increased $146,000, or 4.2%, to $3.6 million in fiscal 2013 compared to $3.5 million in fiscal 2012. The increase was due to the amortization of intangibles related to the acquisition of Red-C in July 2012.

Impairment of Long-lived Assets. During fiscal 2013, we recorded a $12.5 million charge for the impairment of long-lived assets, including $6.4 million related to acquired intangible assets and $150,000 related to fixed assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets, and $5.9 million related to the adjustment of the carrying value of certain purchased intangible assets to their estimated fair values based on their expected sale in the future.

     Interest Income. Interest income decreased $318,000 to $755,000 in fiscal 2013 compared to $1.1 million in fiscal 2012. The decrease was primarily due to interest earned on the funds associated with the favorable decision by an arbitrator in the intellectual property dispute noted above for the period between the date of decision and actual payment date in fiscal 2012.

Interest Expense. Interest expense decreased $1.1 million, or 30.3%, to $2.6 million in fiscal 2013 compared to $3.7 million in fiscal 2012. The decrease was primarily due to repayments of bank loans to our Ignis subsidiary during fiscal 2012 and the first quarter of fiscal 2013.

 Loss on Debt Extinguishment. During the first quarter of 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our consolidated statement of operations for fiscal 2012.

 Other Income (Expense), Net. Other expense, net, was $449,000 in fiscal 2013 compared to other income, net, of $3.9 million in fiscal 2012. Other expense, net, in fiscal 2013 primarily consisted of $1.2 million of foreign currency exchange losses, $457,000 of amortization of debt issuance costs and $573,000 of accelerated amortization of debt issuance costs related to a revolving credit facility which we terminated, partially offset by a gain of $1.3 million related to the disposition of an asset disposal group. Other income, net, in fiscal 2012 primarily consisted of a gain of $5.4 million related to the fair value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011. This income was partially offset by $756,000 of amortization of debt issuance costs related to our convertible notes and $619,000 of our proportionate share of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment using the equity method.

Provision for Income Taxes. We recorded income tax provisions of $227,000 and $2.0 million, for fiscal 2013 and fiscal 2012, respectively. The income tax provisions for fiscal 2013 and 2012 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

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

Non-controlling interest. Non-controlling interest for fiscal 2013 and 2012 represents minority shareholders' proportionate share of the net income (loss) of Finisar Korea.

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

General and Administrative Expenses. General and administrative expenses decreased $6.0 million, or 13.2%, to $39.6 million in fiscal 2012 compared to $45.6 million in fiscal 2011. The decrease was primarily due to a non-recurring gain of $7.4 million related to a favorable decision by an arbitrator in fiscal 2012 in an intellectual property dispute and a gain of $4.9 million related to the fair value remeasurement in fiscal 2012 of the contingent consideration liability related to the Ignis acquisition, as well as a $3.5 million loss accrual in fiscal 2011 for damages payable as the result of an unfavorable judgment in a patent infringement lawsuit which was partially offset by a non-recurring net gain of $2.4 million related to the settlement of another legal proceeding in fiscal 2011. The decrease was partially offset by the consolidation of the financial results of Ignis. Included in general and administrative expenses were stock-based compensation charges of $7.2 million in fiscal 2012 and $5.0 million in fiscal 2011. General and administrative expenses as a percent of revenues decreased to 4.2% in fiscal 2012 compared to 4.8% in fiscal 2011.

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

Interest Expense. Interest expense decreased $2.7 million, or 41.6%, to $3.7 million in fiscal 2012 compared to $6.4 million in fiscal 2011. The decrease was primarily related to lower outstanding debt due to the partial extinguishment of convertible debt and repayment of long-term bank loans during fiscal 2011. Interest expense for fiscal 2012 included $2.9 million related to our 5% Convertible Subordinated Notes due October 2029 and various other debt instruments acquired with the acquisition of Ignis. Interest expense also included $500,000 in accretion of the contingent consideration associated with the acquisition of Ignis. Interest expense for fiscal 2011 included $4.2 million related to our 5% Convertible Subordinated Notes due October 2029, $1.5 million related to various other debt instruments and a non-cash charge of $742,000 due to accretion of the original issue discount created by the conversion option in the 2.5% Senior Subordinated Convertible Notes, as interest expense over the term of the instrument using the interest method.

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

Other Income (Expense), Net. Other income, net, was $3.9 million in fiscal 2012 compared to other expense, net, of $4.7 million in fiscal 2011. Other income in fiscal 2012 primarily consisted of a gain of $5.4 million related to the fair value measurement of our equity interest in Ignis upon obtaining a controlling interest in May 2011, partially offset by $756,000 of amortization of debt issuance costs related to our convertible notes and $619,000 of our proportionate share of the net losses of Ignis during the period prior to our acquisition of a controlling interest, during which period we accounted for our investment using the equity method. Other expense in fiscal 2011 primarily consisted of foreign currency exchange losses of $1.9 million, $1.2 million of amortization of debt issuance costs related to our convertible notes, and $600,000 of amortization of issuance costs related to other debt.

Provision for Income Taxes. We recorded income tax provisions of $2.0 million and $4.4 million for fiscal 2012 and fiscal 2011, respectively. The income tax provisions for fiscal 2012 and 2011 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Non-controlling interest. Non-controlling interest for fiscal 2012 represents $187,000 of the minority shareholders' proportionate share of the net loss of Ignis offset by $208,000 of the minority shareholders' proportionate share of the net income of Finisar Korea.

Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $148.3 million in fiscal 2013 compared to $74.0 million in fiscal 2012 and $94.5 million in fiscal 2011. Cash provided by operating activities in fiscal 2013 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $109.9 million, and a $46.5 million decrease in working capital primarily related to decreases in accounts receivable and inventory. Accounts receivable decreased by $22.0 million primarily due to strong collections during fiscal 2013. Inventory decreased by $19.4 million due to usage in the manufacturing process.
Net cash provided by operating activities in fiscal 2012 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $73.2 million, and cash used for working capital requirements primarily related to increases in inventory and decreases in accounts payable offset by decreases in accounts receivables. Accounts receivable decreased by $11.9 million primarily due to strong collections during fiscal 2012. Inventory increased by $21.3 million due to increased purchases to support projected increased levels of sales. Accounts payables decreased due to higher payments made near the end of the year.

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
Cash Flows from Investing Activities
Net cash used in investing activities totaled $99.2 million in fiscal 2013 compared to $148.6 million in fiscal 2012 and $96.3 million in fiscal 2011. Net cash used in investing activities in fiscal 2013 primarily consisted of expenditures of $90.6 million for capital equipment and $21.5 million related to the acquisition of Red-C, partially offset by $10.5 million in proceeds from the sale of a minority investment.
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

Cash Flows from Financing Activities
Net cash provided by financing activities totaled $5.4 million in fiscal 2013 compared to net cash used in financing activities of $5.6 million in fiscal 2012 and net cash provided by financing activities of $109.6 million in fiscal 2011. Cash provided by financing activities in fiscal 2013 primarily consisted of proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $8.6 million, partially offset by the repayment of borrowings related to the Ignis acquisition of $3.2 million.
Net cash used in financing activities in fiscal 2012 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $15.6 million, partially offset by additional borrowings of $1.8 million by Finisar Korea and proceeds from the exercise of stock options and share purchases under our stock purchase plan totaling $8.1 million.
Net cash provided by financing activities in fiscal 2011 primarily consisted of net proceeds from our common stock offering of $117.9 million and proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $40.5 million, partially offset by repayments of convertible notes totaling $29.6 million and repayments of long-term debt of $19.3 million.
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 28, 2013 were as follows (in thousands):

					After
Contractual Obligations	Total		1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$—	$40,015	$—	$—
Interest on debt (a)	3,001	2,001	1,000	—	—
Operating leases (b)	57,190	13,456	17,808	12,817	13,109
Facility construction	15,850	15,850
Purchase obligations (c)	88,065	88,065	—	—	—
Total contractual obligations	$204,121	$119,372	$58,823	$12,817	$13,109
_________________

(a)	Includes interest to October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

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

     Facility construction obligations consist primarily of our ongoing commitments related to the construction of a manufacturing operations facility in Wuxi, China.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of April 28, 2013, the liability for these purchase commitments of $1.7 million has been expensed and recorded on the consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.
Sources of Liquidity and Capital Resource Requirements

At April 28, 2013, our principal sources of liquidity consisted of $289.1 million of cash and cash equivalents, of which $25.3 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements
At April 28, 2013 and April 30, 2012, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 28, 2013, we had $40.0 million of convertible notes with a fixed interest rate of 5% outstanding. The fair value of this debt as of April 28, 2013 was approximately $59.9 million, based on the market price of the notes in the open market as of or close to April 28, 2013. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 28, 2013, we had an investment in one privately-held company in the amount of $884,000 and was accounted for under the cost method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We concluded that there were sufficient indicators during the fourth quarter of 2012 to require an impairment analysis of our investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee at a rate per share lower than the value at which the investment was then being carried. We determined that the value of our minority equity investment was impaired and thus recorded a $616,000 impairment loss. No such impairment was recorded in fiscal 2013 and 2011. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
We have subsidiaries located in China, Malaysia, Israel, Australia, Korea, Norway, Sweden, India and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 28, 2013 and April 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended April 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 28, 2013 and April 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 24, 2013

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 28, 2013	April 30, 2012
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$289,076	$234,544
Accounts receivable, net of allowance for doubtful accounts of $958 at April 28, 2013 and $1,311 at April 30, 2012	149,612	167,760
Accounts receivable, other	16,538	21,004
Inventories	200,670	218,432
Deferred tax assets	1,224	234
Prepaid expenses	17,178	25,248
Total current assets	674,298	667,222
Property, equipment and improvements, net	201,442	163,817
Purchased technology, net	14,893	17,322
Other intangible assets, net	15,564	27,855
Goodwill	90,986	81,431
Minority investments	884	884
Other assets	9,780	10,896
Total assets	$1,007,847	$969,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,630	$72,339
Accrued compensation	31,492	27,090
Other accrued liabilities	23,533	20,871
Deferred revenue	9,182	8,970
Short-term debt	—	3,150
Total current liabilities	141,837	132,420
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	13,480	15,175
Deferred tax liabilities	—	1,972
Total liabilities	195,332	189,582
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 28, 2013 and April 30, 2012	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 93,778,620 shares issued and outstanding at April 28, 2013 and 91,451,615 shares issued and outstanding at April 30, 2012	94	91
Additional paid-in capital	2,350,146	2,309,219
Accumulated other comprehensive income	28,525	28,720
Accumulated deficit	(1,571,960)	(1,566,506)
Finisar Corporation stockholders' equity	806,805	771,524
Non-controlling interest	5,710	8,321
Total stockholders' equity	812,515	779,845
Total liabilities and stockholders’ equity	$1,007,847	$969,427

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
	(In thousands, except per share data)
Revenues	$934,335	$952,579	$948,787
Cost of revenues	662,094	672,924	631,831
Amortization of acquired developed technology	7,044	6,311	4,684
Impairment of long-lived assets	8,156	—	—
Gross profit	257,041	273,344	312,272
Operating expenses:
Research and development	158,784	146,003	117,281
Sales and marketing	42,347	40,424	36,165
General and administrative	45,337	39,566	45,579
Restructuring recoveries	—	(322)	—
Amortization of purchased intangibles	3,640	3,494	1,531
Impairment of long-lived assets	12,488	—	—
Total operating expenses	262,596	229,165	200,556
Income (loss) from operations	(5,555)	44,179	111,716
Interest income	755	1,073	530
Interest expense	(2,589)	(3,716)	(6,365)
Loss on debt extinguishment	—	(419)	(8,340)
Other income (expense), net	(449)	3,902	(4,715)
Income (loss) from continuing operations before income taxes and non-controlling interest	(7,838)	45,019	92,826
Provision for income taxes	227	2,005	4,447
Income (loss) from continuing operations before non-controlling interest	$(8,065)	$43,014	$88,379
Loss from discontinued operations, net of income taxes	—	—	(284)
Consolidated net income (loss)	(8,065)	43,014	88,095
Adjust for net (income) loss attributable to non-controlling interest	2,611	(21)	—
Net income (loss) attributable to Finisar Corporation	$(5,454)	$42,993	$88,095

Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic:
Income (loss) per share from continuing operations	$(0.06)	$0.47	$1.10
Income (loss) per share from discontinued operations	$—	$—	$—
Net income (loss) per share	$(0.06)	$0.47	$1.10
Diluted:
Income (loss) per share from continuing operations	$(0.06)	$0.46	$1.00
Income (loss) per share from discontinued operations	$—	$—	$—
Net income (loss) per share	$(0.06)	$0.46	$1.00
Shares used in computing net income (loss) per share:
Basic	92,860	90,823	80,582
Diluted	92,860	94,186	92,715

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Consolidated net income (loss)	$(8,065)	$43,014	$88,095
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(195)	(4,246)	17,175
Total other comprehensive income (loss), net of tax	(195)	(4,246)	17,175
Total comprehensive income (loss)	(8,260)	38,768	105,270
Adjust for comprehensive (income) loss attributable to non-controlling interest, net of tax	2,611	(21)	—
Comprehensive income (loss) attributable to Finisar Corporation	$(5,649)	$38,747	$105,270

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar's Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 30, 2010	75,824,913	$76	$2,030,373	$15,791	$(1,697,594)	$348,646	$—	$348,646
Net income	—	—	—	—	88,095	88,095	—	88,095
Change in cumulative foreign currency translation adjustment	—	—	—	17,175	—	17,175	—	17,175
Comprehensive income	—	—	—		—	105,270	—	105,270
Issuance of shares pursuant to equity plans	3,356,572	3	34,409	—	—	34,412	—	34,412
Issuance of shares pursuant to employee stock purchase plan	698,982	1	5,097	—	—	5,098	—	5,098
Share-based compensation expense	—	—	18,660	—	—	18,660	—	18,660
Shares issued on conversion of convertible debt	5,882,628	6	69,159	—	—	69,165	—	69,165
Issuance of common stock pursuant to public offering	4,140,000	4	117,902	—	—	117,906	—	117,906
Balance at April 30, 2011	89,903,095	90	2,275,600	32,966	(1,609,499)	699,157	—	699,157
Net income	—	—	—	—	42,993	42,993	21	43,014
Change in cumulative foreign currency translation adjustment	—	—	—	(4,246)	—	(4,246)	—	(4,246)
Comprehensive income						38,747	21	38,768
Non-controlling interest at acquisition						—	8,300	8,300
Issuance of shares pursuant to equity plans, net of tax withholdings	1,118,169	1	2,358	—	—	2,359	—	2,359
Issuance of pursuant to employee stock purchase plan	334,464		4,744	—	—	4,744	—	4,744
Share-based compensation expense	—	—	24,225	—	—	24,225	—	24,225
Employer contribution to defined contribution retirement plan	95,887		2,292			2,292		2,292
Balance at April 30, 2012	91,451,615	91	2,309,219	28,720	(1,566,506)	771,524	8,321	779,845
Net loss	—	—	—	—	(5,454)	(5,454)	(2,611)	(8,065)
Change in cumulative foreign currency translation adjustment	—	—	—	(195)		(195)	—	(195)
Comprehensive loss						(5,649)	(2,611)	(8,260)
Issuance of shares pursuant to equity plans, net of tax withholdings	1,591,907	2	389	—	—	391	—	391
Issuance of shares pursuant to employee stock purchase plan	577,136	1	6,640	—	—	6,641	—	6,641
Issuance of shares for exercise of warrants	37,582		30			30		30
Share-based compensation expense	—	—	31,961	—	—	31,961	—	31,961
Employer contribution to defined contribution retirement plan	120,380	—	1,907	—	—	1,907	—	1,907
Balance at April 28, 2013	93,778,620	$94	$2,350,146	$28,525	$(1,571,960)	$806,805	$5,710	$812,515
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
	(In thousands)
Operating activities
Net income (loss) attributable to Finisar Corporation	$(5,454)	$42,993	$88,095
Adjust for net income (loss) attributable to non-controlling interest	(2,611)	21	—
Consolidated net income (loss)	(8,065)	43,014	88,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,804	45,560	37,622
Amortization	11,336	10,654	5,888
Stock-based compensation expense	33,594	25,974	18,521
Non-cash interest cost on 2.5% convertible senior subordinated notes	—	—	742
Equity in losses of equity method investment		619	413
Net gain on sale of minority investments	—	(619)	—
Impairment of minority investments	—	616	—
Loss (gain) on sale or retirement of assets and asset disposal group	(1,350)	233	20
Impairment of long-lived assets	20,643	—	—
Gain on fair value measurement of minority equity-method investment	—	(5,429)	—
Gain on fair value remeasurement of contingent consideration related to acquisitions	(7,130)	(4,853)	—
Loss on debt extinguishment	—	419	8,340
Changes in operating assets and liabilities:
Accounts receivable	21,971	11,893	(40,769)
Inventories	19,362	(21,323)	(37,088)
Other assets	(557)	(7,241)	(4,249)
Deferred income taxes	(1,198)	(1,981)	2,000
Accounts payable	3,015	(11,990)	(550)
Accrued compensation	2,390	2,094	4,690
Other accrued liabilities	3,235	(11,246)	3,156
Deferred revenue	(1,760)	(2,383)	7,628
Net cash provided by operating activities	148,290	74,011	94,459
Investing activities
Additions to property, equipment and improvements	(90,622)	(77,039)	(64,137)
Proceeds from sale of property and equipment and asset disposal group	2,698	32	37
Acquisitions, net of cash acquired	(21,525)	(71,232)	—
Sale (purchase) of minority investments	10,495	913	(32,173)
Purchase of intangible assets	(221)	(1,276)	—
Net cash used in investing activities	(99,175)	(148,602)	(96,273)
Financing activities
Proceeds from term loan	—	1,800	—
Repayments of debt	(3,150)	(15,576)	(19,250)
Repayment of convertible notes	—	—	(29,581)
Net proceeds from common stock offering	—	—	117,906
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	8,567	8,146	40,480
Net cash provided by (used in) financing activities	5,417	(5,630)	109,555
Net increase (decrease) in cash and cash equivalents	54,532	(80,221)	107,741
Cash and cash equivalents at beginning of year	234,544	314,765	207,024
Cash and cash equivalents at end of year	$289,076	$234,544	$314,765

Supplemental disclosure of cash flow information
Cash paid for interest	$2,011	$2,540	$4,311
Cash paid for taxes	$2,073	$7,757	$2,138
Issuance of common stock for conversion of convertible debt	$—	$—	$69,165
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
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
The Company sells its optical subsystem and component products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Qlogic, Nokia-Siemens and Tellabs as well as their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.
Basis of Presentation
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
The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation, including the $4.9 million gain recognized in fiscal 2012 on the fair value remeasurement of a contingent consideration liability related to the Ignis acquisition in fiscal 2012 which was included in

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other income (loss), net in the consolidated statement of operations in fiscal 2012 but has been reclassified to income (loss) from operations (general and administrative expenses) in the current year comparative consolidated financial statements.
Fiscal Periods
On March 6, 2013, the Company's Board of Directors determined to change the fiscal year of the Company from a year ending on April 30 of each year to a year ending on the Sunday closest to the last day of April in each year. This change was effective with the fiscal year ended April 28, 2013. Fiscal 2013 had 52 weeks. Prior to this change, the Company maintained its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). The first three quarters of fiscal 2013 ended on July 29, 2012, October 28, 2012 and January 27, 2013, respectively. The first three quarters of fiscal 2012 ended on July 31, 2011, October 30, 2011, and January 29, 2012, respectively. The first three quarters of fiscal 2011 ended on August 1, 2010, October 31, 2010 and January 30, 2011, respectively.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions. Such investments are generally in excess of FDIC insurance limits.
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 40% and 60% of total accounts receivable at April 28, 2013 and April 30, 2012, respectively. Two customers accounted for 13% and 10%, respectively, of total accounts receivable as of April 28, 2013. Two customers accounted for 15% each of total accounts receivable as of April 30, 2012.
Sales to the Company’s ten largest customers represented 54%, 59% and 64% of total revenues during fiscal 2013, 2012 and 2011 respectively. One customer, Cisco Systems, represented 17% of total revenue during fiscal 2013. Two customers, Cisco Systems and Huawei, represented 19% and 10%, respectively, of total revenues during fiscal 2012. Three customers, Cisco Systems, Huawei and Alcatel-Lucent, represented 15%, 15% and 10%, respectively, of total revenues during fiscal 2011.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 28, 2013 are the net assets of the Company’s operations located overseas at its Malaysia, China, Australia, Israel, Korea, Sweden, Norway, Singapore and India facilities totaling approximately $286.5 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet dates. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) were a loss of $861,000, a gain of $368,000 and a loss of $1.9 million on foreign exchange transactions for the fiscal years ended April 28, 2013, April 30, 2012 and 2011, respectively.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
During fiscal 2013 and 2012, the Company had acquisition-related contingent consideration liabilities which were valued using unobservable inputs. See Note 15 for additional details.
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
The Company permanently writes down to its estimated net realizable value the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned. Inventory on hand that is

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in excess of future demand is written down to its estimated net realizable value. Obligations to purchase inventory acquired by subcontractors based on forecasts provided by the Company are recognized at the time such obligations arise.
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
Goodwill and Other Intangible Assets
Goodwill, purchased technology and other intangible assets resulting from acquisitions are accounted for under the acquisition method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been recorded on a straight-line basis over periods ranging from three to 15 years. Goodwill is assessed for impairment annually or more frequently when an event occurs or circumstances change between annual impairment tests that would more likely than not reduce the fair value of the reporting unit holding the goodwill below its carrying value.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes are not provided for the undistributed earnings of non-United States subsidiaries. The Company intends to indefinitely reinvest the earnings of all foreign corporate subsidiaries for past and subsequent accumulated earnings.
Recent Adoption of New Accounting Standards
In May 2011, the FASB issued guidance under which an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively. The Company adopted this guidance during the first quarter of fiscal 2013. Adoption of this guidance did not have an impact on the Company's consolidated financial statements.
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
The following table presents the calculation of basic and diluted net income (loss) per share from continuing operations (in thousands, except per share amounts):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Numerator:
Income (loss) from continuing operations attributable to Finisar Corporation	$(5,454)	$42,993	$88,379
Numerator for basic income (loss) per share from continuing operations attributable to Finisar Corporation	$(5,454)	$42,993	$88,379
Effect of dilutive securities:
Convertible debt interest expense	—	—	4,627
Numerator for diluted income (loss) per share from continuing operations attributable to Finisar Corporation	$(5,454)	$42,993	$93,006
Denominator:
Denominator for basic income (loss) per share from continuing operations attributable to Finisar Corporation- weighted average shares	92,860	90,823	80,582
Effect of dilutive securities:
Employee stock options and restricted stock units	—	3,327	4,132
Warrants	—	36	36
Convertible debt	—	—	7,965
Dilutive potential common shares	—	3,363	12,133
Denominator for diluted income (loss) per share from continuing operations attributable to Finisar Corporation	92,860	94,186	92,715
Net income (loss) per share from continuing operations attributable to Finisar Corporation:
Basic income (loss) per share from continuing operations attributable to Finisar Corporation	$(0.06)	$0.47	$1.10
Diluted income (loss) per share from continuing operations attributable to Finisar Corporation	$(0.06)	$0.46	$1.00

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share from continuing operations attributable to Finisar Corporation as their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Employee stock options and restricted stock units	4,599	1,189	1,603
Conversion of 5% convertible senior notes due 2029	3,748	3,748	—
	8,347	4,937	1,603

4.    Acquisitions

Acquisition of Red-C Optical Networks, Inc.

On July 16, 2012, the Company acquired all outstanding equity interests in Red-C Optical Networks, Inc., ("Red-C"), a Delaware corporation, with subsidiary operations in Tel Aviv, Israel. Red-C is engaged in research, development and marketing of optical amplifiers and subsystems for the wavelength division multiplexing, or WDM, optical communication sector. The results of Red-C's operations have been included in the consolidated financial statements since that date. The acquisition will allow the Company to broaden its product lines, primarily for telecommunication applications, by adding key amplification technologies, including erbium doped fiber amplification, or EDFA, Raman amplification and dynamic hybrid amplification. These technologies are considered critical for reconfigurable optical add-drop multiplexer, or ROADM, line cards and are increasingly important in cost-effectively extending the reach of transceivers and transponders especially for 100 Gbps and 40 Gbps coherent transmission, ultra-long repeaterless links, and low latency networks.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition-date fair value of the consideration transferred totaled $30.6 million, consisting of a $23.7 million upfront cash payment and $6.9 million of contingent consideration. The contingent consideration arrangement requires the Company to pay up to $15.0 million, payable in cash or shares of the Company's common stock at the Company's option, subject to Red-C achieving a specified level of gross profit during calendar year 2013. The acquisition-date fair value of the contingent consideration arrangement was $6.9 million, which the Company estimated using a probability-weighted discounted cash flow model. The fair value measurement was based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach were as follows: 5% discount rate and 100% probability of achieving an expected level of gross profit. The Company now believes that the probability of Red-C achieving the specified level of gross profit during calendar year 2013 is zero. Accordingly, the Company has remeasured the fair value of the contingent consideration liability as of April 28, 2013 and recorded a gain of $7.1 million which is included in general and administrative expenses in the consolidated statement of operations for the year ended April 28, 2013. In addition, the Company may be required to pay certain former Red-C shareholders additional cash compensation of up to an aggregate of $5.0 million contingent upon their continuing employment with the Company for 12-, 24- and 36-month periods subsequent to the acquisition date. Such amounts, as are deemed probable of payment, are being recorded as compensation expense and recognized ratably over the related respective service periods.

The following table summarizes the estimated acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$2,175
Accounts receivable	3,823
Inventory	5,025
Other current assets	355
Property, equipment and improvements	1,225
Intangible assets	13,360
Total identifiable assets acquired	25,963

Current liabilities	(4,056)
Deferred tax liabilities	(1,023)
Total liabilities assumed	(5,079)
Net identifiable assets acquired	20,884
Goodwill	9,667
Net assets acquired	$30,551

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

The Company recognized $1.5 million of acquisition related costs that were expensed in the year ended April 28, 2013. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 805 for material business combinations have not been presented herein because management does not believe the acquisition of Red-C is significant to the Company's consolidated financial statements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Ignis ASA

In several transactions during fiscal 2011, the Company acquired an aggregate of 25.7 million shares of Ignis ASA ("Ignis"), a Norwegian company whose securities were traded on the Oslo Stock Exchange, representing approximately 32% of all outstanding Ignis shares.

On March 22, 2011, the Company entered into a transaction agreement with Ignis under which, on April 7, 2011, the Company made a recommended voluntary public cash tender offer to acquire all of the outstanding Ignis shares not then owned by the Company for NOK 8 per share. On May 18, 2011, the Company completed this tender offer and purchased an additional 38.1 million shares of Ignis (in addition to 25.7 million shares of Ignis that the Company owned prior to the offer) for an aggregate purchase price of $54.7 million resulting in the Company owning approximately 81% of all outstanding Ignis shares.

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

Ignis is an innovative provider of optical components and network solutions for fiber optic communications. It operated globally through four subsidiaries: Fi-ra Photonics ("Fi-ra") in Korea (71.8% owned by Ignis) and wholly-owned subsidiaries Syntune in Sweden, Ignis Photonyx in Denmark, and SmartOptics in Norway. Ignis' product and services portfolio comprises passive optical components including optical chips, splitters and multiplexers, active optical components such as tunable lasers and modulators, and WDM-based solutions enabling the building of simple and cost effective high-capacity optical networks.

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

Historically, Ignis and its subsidiaries had maintained their financial records on the basis of a fiscal year ending on December 31, with fiscal quarters ending on March 31, June 30 and September 30, which were changed to conform to the Company's fiscal annual and quarterly periods, as financial records of Ignis and its subsidiaries have been integrated with the Company's consolidated financial reporting system during fiscal 2012 and fiscal 2013. This change did not have a material impact on the Company's consolidated financial statements during the years ended April 28, 2013 or April 30, 2012.

For fiscal 2012, the results of Ignis' operations have been included in the consolidated financial statements since May 18, 2011, the date the Company obtained control of Ignis, through March 31, 2012 for Ignis' subsidiaries that were not yet integrated in the Company's financial reporting system. There were no intervening events in the operating results of such Ignis' subsidiaries for the month ended April 30, 2012 that materially affected the Company's consolidated financial position or results of operations.

Prior to May 18, 2011, the Company accounted for its 32% interest in Ignis as an equity-method investment. The acquisition-date carrying value of this equity interest was $31.2 million The acquisition-date fair value of this equity interest was $36.6 million (based on the trading price of Ignis shares as quoted on the Oslo Stock Exchange), and was included in the measurement of the consideration transferred. The Company recognized a gain of $5.4 million as a result of fair value measurement of the equity interest in Ignis that it held before the acquisition date. This gain was included in other income (expense), net in the consolidated statement of operations.

The fair value of the consideration transferred in exchange for the Ignis shares was as follows (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash	$98,900
Contingent consideration	13,598
Total	$112,498

The contingent consideration arrangement required the release of up to approximately $14.3 million from a previously established escrow to the former shareholders of one of Ignis' subsidiaries if during calendar years 2011 and 2012 the subsidiary achieved specified levels of revenues, revenue growth, EBITDA and cash flow and successfully launched a new product. The acquisition-date fair value of the contingent consideration arrangement was $13.6 million. The Company estimated the fair value of the contingent consideration using a probability-weighted discounted cash flow model. This fair value measurement was based on significant inputs not observable in the market and thus represented a Level 3 measurement as defined in ASC 820. The key assumptions in applying the income approach were as follows: 5.5% discount rate and 100% probability of achieving specified milestones. In the fourth quarter of fiscal 2012, $9.0 million was released from the escrow to such former shareholders based upon achievement of the calendar year 2011 milestones. At the end of fiscal 2012, the Company believed that the probability of achieving the calendar year 2012 milestones was zero. Accordingly, the Company remeasured the fair value of the remaining contingent consideration liability as of April 30, 2012 and recorded a gain of $4.9 million which was included in general and administrative expenses in the consolidated statement of operations for the year ended April 30, 2012.

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

As noted above, one of Ignis' subsidiaries (Fi-ra) was 71.8% owned by Ignis. The acquisition-date fair value of the 28.2% non-controlling interest in Fi-ra was estimated to be $8.3 million based on the estimated fair value of Fi-ra's equity.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Ignis. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of accounts receivable acquired was $11.3 million with a gross contractual amount of $11.6 million. At the acquisition date, the Company expected $300,000 of this amount to be uncollectible. During fiscal 2012, the Company was able to realize $124,000 of these accounts receivable, while the remaining balance of $176,000 is expected to be uncollectible.

The Company recognized $1.6 million of acquisition related costs that were expensed for the year ended April 30, 2012. These costs were included in general and administrative operating expenses in the consolidated statement of operations.

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 805 for material business combinations have not been presented herein because management does not believe the acquisition of Ignis is significant to the Company's consolidated financial statements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Intangible Assets Including Goodwill
Intangible Assets
The following tables reflect intangible assets subject to amortization as of April 28, 2013 and April 30, 2012 (in thousands):

	April 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$101,044	$(86,786)	$14,258
Purchased trade name	2,072	(2,072)	—
Purchased customer relationships	31,602	(21,120)	10,482
Purchased internal use software, backlog and in-process research and development	3,396	(1,920)	1,476
Purchased patents	1,872	(429)	1,443
Totals	$139,986	$(112,327)	$27,659

	April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$92,564	$(75,242)	$17,322
Purchased trade name	2,072	(1,229)	843
Purchased customer relationships	32,974	(8,407)	24,567
Purchased internal use software, backlog and in-process research and development	2,156	(1,130)	1,026
Purchased patents	1,651	(232)	1,419
Totals	$131,417	$(86,240)	$45,177

During the second quarter of fiscal 2013, the Company recorded approximately $13.4 million of purchased intangible assets related to its acquisition of Red-C (see "Note 4. Acquisitions"). During the three months ended January 27, 2013, a purchase price allocation adjustment of $220,000 was recorded. This adjustment relates to changes in the provisional acquisition-date measurements of intangible assets and goodwill.

During the third and fourth quarter of fiscal 2013, the Company recorded $4.9 million and $1.1 million, respectively, for the impairment of long-lived assets as a result of adjusting the carrying value of certain purchased intangible assets to their estimated fair values based on their expected sale in the future. The adjusted carrying values of these asset disposal groups, which are held for sale, are not presented separately herein, as otherwise required by ASC 360 Property, Plant and Equipment, because they are not material to the Company's consolidated financial statements.

During the fourth quarter of fiscal 2013, the Company recorded $11.3 million for the impairment of certain purchased intangible assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.

Excluding the impairment charges noted above, the amortization expense on intangible assets was $22.2 million, $9.9 million and $6.3 million for fiscal 2013, 2012 and 2011, respectively.
Estimated amortization expense for each of the next five fiscal years and thereafter as of April 28, 2013 is as follows (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year	Amount
2014	$7,291
2015	6,353
2016	6,089
2017	4,062
2018	2,146
2019 and beyond	1,718
Total	$27,659
Goodwill

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Balance at April 30, 2011	$—
Addition related to Ignis acquisition (Note 4)	83,107
Acquisition consideration allocation adjustments	(1,676)
Balance at April 30, 2012	81,431
Addition related to Red-C acquisition (Note 4)	9,667
Acquisition consideration allocation adjustment	388
Goodwill allocated to asset disposal groups	(500)
Balance at April 28, 2013	$90,986

6.     Investments

 The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of April 28, 2013 and April 30, 2012 (in thousands):

	Quoted Prices	Significant Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of April 28, 2013:
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	288,919
Total cash and cash equivalents				$289,076

As of April 30, 2012:
Assets
Cash equivalents
Money market funds	$15,156	—	—	$15,156
Cash	—	—	—	219,388
Total cash and cash equivalents				$234,544

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

The amortized cost basis of securities held as of April 28, 2013 and April 30, 2012 was the same as its fair value. Unrealized gains and losses as of April 28, 2013 and April 30, 2012 were immaterial.
The gross realized gains and losses for fiscal 2013, 2012 and 2011 were immaterial. Realized gains and losses were calculated based on the specific identification method.

7.    Minority Investments
  The carrying value of minority investments at both April 28, 2013 and April 30, 2012 was $884,000 and was comprised of the Company's minority investment in one privately held company accounted for under the cost method.
During the fourth quarter of fiscal 2012, the Company sold two of the three minority investments it held as of April 30, 2011, and recorded a net gain of $619,000 on such sales.
During fiscal 2012, the Company recorded $616,000 for impairment in the value of its minority investment. The Company concluded that there were sufficient indicators during the fourth quarter of 2012 to require an investment impairment analysis of its investment. Among these indicators was the completion of a new round of equity financing by the investee at a price per share lower than the value at which the investment was being carried. The Company determined that the value of its minority equity investment was impaired and thus recorded a $616,000 impairment loss as other expense during the fourth quarter of fiscal 2012. No such impairment was recorded in fiscal 2013 or 2011.
The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

8.    Inventories
Inventories consist of the following (in thousands):

	As of
	April 28, 2013	April 30, 2012
Raw materials	$44,705	$64,047
Work-in-process	95,937	92,173
Finished goods	60,028	62,212
Total inventories	$200,670	$218,432
In fiscal 2013, the Company recorded a charge of $31.1 million for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $21.1 million, resulting in a net charge for excess and obsolete inventory of $10.0 million. In fiscal 2012, the Company recorded a charge of $23.9 million for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $13.3 million, resulting in a net charge for excess and obsolete inventory of $10.6 million. In fiscal 2011, the Company recorded charges of $19.1 million for excess and obsolete inventory and sold inventory that was written-off in previous periods with an approximate cost of $12.8 million, resulting in a net charge for excess and obsolete inventory of $6.3 million. Inventory consigned to others was $37.3 million and $38.2 million as of April 28, 2013 and April 30, 2012, respectively.
The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of April 28, 2013 and April 30, 2012, the liability for these purchase commitments was $1.7 million and $2.0 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

9.    Property, Equipment and Improvements
Property, equipment and improvements consist of the following (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	April 28, 2013	April 30, 2012
Land and buildings	$29,834	$10,600
Computer equipment	54,868	49,215
Office equipment, furniture and fixtures	5,373	4,833
Machinery and equipment	352,032	301,084
Leasehold property and improvements	32,665	30,809
Total	474,772	396,541
Accumulated depreciation and amortization	(273,330)	(232,724)
Property, equipment and improvements (net)	$201,442	$163,817

During the fourth quarter of fiscal 2013, the Company recorded a $3.4 million charge for the impairment of fixed assets (primarily machinery and equipment) due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.

10.    Other Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	As of
	April 28, 2013	April 30, 2012
Warranty accrual (Note 22)	$4,155	$3,926
Other liabilities	19,378	16,945
Total	$23,533	$20,871

11.     Convertible Debt
The Company’s convertible subordinated and senior subordinated notes as of April 28, 2013 and April 30, 2012 are summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	Amount	Rate	Fiscal year
As of April 28, 2013
Convertible senior notes due October 2029	$40,015	5.00%	2030
Total	$40,015

As of April 30, 2012
Convertible senior notes due October 2029	$40,015	5.00%	2030
Total	$40,015

Convertible Subordinated Notes Due 2010

On October 15, 2003, the Company sold $150 million aggregate principal amount of 2.5% convertible subordinated notes due October 15, 2010. In separate, privately-negotiated transactions on October 6, 2006, the Company exchanged $100 million in principal amount of its outstanding 2.5% convertible subordinated notes due 2010 for a new series of notes. During fiscal 2010, the Company repurchased $13 million principal amount of the 2.5% convertible subordinated notes due 2010 in privately negotiated transactions for a total purchase price of $12.7 million plus accrued interest of $11,000 and recorded a gain on debt extinguishment of $308,000 in connection with these transactions. On August 11, 2009, the Company exchanged $33.1 million principal amount of the 2.5% convertible subordinated notes due 2010 pursuant to exchange offers. Additional information regarding settlement of the exchange offers is set forth in the paragraph entitled “Settlement of Exchange Offers” below. The remaining $3.9 million principal amount of these notes was repaid in October 2010.

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

The Company agreed to use its best efforts to file a shelf registration statement covering the New Notes and the common stock issuable upon conversion of the New Notes and keep such registration statement effective until two years after the latest date on which the Company issued New Notes (or such earlier date when the holders of the New Notes and the common stock issuable upon conversion of the New Notes are able to sell their securities immediately pursuant to Rule 144(k) under the Securities Act). If the Company did not comply with these registration obligations, the Company was required to pay liquidated damages to the holders of the New Notes or the common stock issuable upon conversion. The Company did not comply with these registration requirements and accrued liquidated damages of $831,000. The liquidated damages in the amount of $103,000 and $0 have been paid and as of April 28, 2013 and April 30, 2012, respectively. The accrued liquidated damages balances as of April 28, 2013 and April 30, 2012 are $727,000 and $831,000, respectively.

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

The following table presents the associated interest expense related to the Company's convertible senior subordinated notes. The interest expense consists of both the contractual interest coupon (cash interest cost) and amortization of the discount on the liability (non-cash interest cost) (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Non-cash interest cost	$—	$—	$742
Cash interest cost	—	—	294
	$—	$—	$1,036

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

5.0% Convertible Senior Notes Due 2029

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Private Exchange of Convertible Notes

In fiscal 2011, the Company entered into privately-negotiated agreements with existing holders of its 5.0% Convertible Senior Notes due 2029 to exchange an aggregate of approximately $60.0 million principal amount of the notes for a total of approximately 5.6 million shares of the Company's common stock, based on the conversion price of $10.68 per share, plus 263,428 additional shares, including 24,077 shares issued in payment of accrued and unpaid interest of $841,000. The Company recognized a loss on debt extinguishment on these conversions of $8.3 million representing the fair value of the shares issued in excess of the number of shares issuable in accordance with the original conversion terms of the notes. Following these exchanges, $40.0 million principal amount of the notes remained outstanding as of April 28, 2013 and April 30, 2012.
Unamortized debt issuance costs associated with these notes at April 28, 2013 was $228,000. Amortization of prepaid debt issuance costs are classified as other income (expense), net on the consolidated statements of operations. Amortization of prepaid debt issuance costs during fiscal 2013, 2012 and 2010 was $156,000, $156,000, and $1.2 million, respectively.

12.    Debt

As a result of the acquisition of Ignis in fiscal 2012 (see "Note 4. Acquisitions"), the Company's consolidated liabilities included certain loan obligations of Ignis' Korean subsidiary to three Korean banks under which an acquisition-date aggregate principal balance of approximately $2.5 million was outstanding, with interest rates ranging from 4.5% to 6.7% per annum. In addition, during the first quarter of fiscal 2012, this subsidiary entered into a $1.8 million loan agreement with a Korean bank. Borrowings under this loan bore interest at variable rates based on the 4-month KORIBOR plus 0.33%. Each of these loans required monthly interest payments with all principal payable at maturity. These loans were fully repaid in May 2012 and June 2012.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Revolving Credit Facility

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

14.     Commitments
The Company’s future commitments at April 28, 2013 included minimum payments under non-cancelable operating lease agreements as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (a)	$57,190	$13,456	$17,808	$12,817	$13,109
_______________________________________

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
Rent expense under the non-cancelable operating leases was approximately $9.7 million, $8.5 million and $6.9 million for the years ended April 28, 2013, April 30, 2012 and 2011, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $250,000, $380,000 and $222,000 for the years ended April 28, 2013, April 30, 2012 and 2011, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

15.     Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company’s financial instruments as of April 28, 2013 and April 30, 2012 are as follows (in thousands):

	April 28, 2013					April 30, 2012
	Carrying					Carrying
	Amount	Level 1	Level 2	Level 3	Fair Value	Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$289,076	$289,076	$—	$—	$289,076	$234,544	$234,544	$—	$—	$234,544
Total	$289,076	$289,076	$—	$—	$289,076	$234,544	$234,544	$—	$—	$234,544

Financial liabilities:
Convertible debt	$40,015	$59,931	$—	$—	$59,931	$40,015	$73,688	$—	$—	$73,688
Debt	—	—	—	—	—	3,150	3,150	—	—	3,150
Contingent consideration	—	—	—	—	—	—	—	—	—	—
Total	$40,015	$59,931	$—	$—	$59,931	$43,165	$76,838	$—	$—	$76,838

Cash and cash equivalents - The fair value of cash and cash equivalents approximates its carrying value.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Contingent consideration - The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. The accretion of the contingent consideration is recorded as interest expense and the foreign exchange gains and losses and the fair value remeasurement of the contingent consideration are recorded as general and administrative expenses on the consolidated statement of operations for the years ended April 28, 2013 and April 30, 2012.

     The Company has not estimated the fair value of its minority investment in one privately held company as it is not practicable to estimate the fair value of this investment because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. As of April 28, 2013, the carrying value of the Company's minority investment in this privately held company was $884,000, which management believes is not impaired.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended April 28, 2013 (in thousands), consisting of contingent consideration recorded in connection with the acquisition of Red-C:

Balance at April 30, 2012	$—
Additions due to acquisition of Red-C (See Note 4)	6,851
Accretion	279
Fair value remeasurement	(7,130)
Balance at April 28, 2013	$—

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

16.     Stockholders’ Equity

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of
	April 28, 2013	April 30, 2012
Cumulative translation adjustment	$28,525	$28,720

Common Stock and Preferred Stock
As of April 28, 2013, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The holder of each

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock.
Common stock subject to future issuance as of April 28, 2013 is as follows:

Conversion of convertible notes	3,748,478
Exercise of outstanding options	3,806,332
Vesting of restricted stock awards	5,375,784
Available for grant under employee stock incentive plan	13,185,857
Available for grant under employee stock purchase plan	1,258,943
Total	27,375,394

Common Stock Offerings

On December 27, 2010, the Company completed the sale of 4,140,000 shares of its common stock at a price to the underwriter of $28.54 per share. Net proceeds to the Company after deducting offering expenses were $117.9 million.
Warrants
In connection with the acquisition of Optium in fiscal 2009, the Company assumed outstanding warrants to purchase stock of Optium as a part of the consideration paid to Optium’s equity holders. The assumed warrants entitled the holders to purchase an aggregate of 37,961 shares of Finisar common stock at an exercise price of $0.80 per share. All warrants were exercised during fiscal 2013 and none were outstanding as of April 28, 2013.
Preferred Stock
The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors. As of April 28, 2013 and April 30 2012, no shares of the Company’s preferred stock were issued and outstanding.
Employee Stock Purchase Plan
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “ESPP”), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The ESPP was approved by the Company’s stockholders in November 2009. The ESPP permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. 577,136, 334,464 and 698,982 shares were issued under the ESPP during fiscal 2013, 2012 and 2011, respectively.
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 2,625,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 28, 2013 and 2012, no shares were subject to repurchase.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
A summary of the changes in stock options outstanding under the Company’s employee stock plans is as follows:

	Options Outstanding
		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	Number of Shares
			(In years)	($000’s)
Balance at April 30, 2010	8,482,806	$13.67
Options exercised	(2,929,996)	$12.07		$45,203	(1)
Options canceled	(390,733)	$40.78
Balance at April 30, 2011	5,162,077	$12.53
Options exercised	(444,533)	$7.65		$5,383	(1)
Options canceled	(241,938)	$23.36
Balance at April 30, 2012	4,475,606	$12.42
Options exercised	(451,081)	$4.21		$4,394	(1)
Options canceled	(218,193)	$15.61
Balance at April 28, 2013	3,806,332	$13.22	4.32	$14,022	(2)
_______________________________________

(1)	Represents the difference between the exercise price and the fair value of Finisar common stock at exercise date.

(2)	Represents the difference between the exercise price and the fair value of Finisar common stock at April 28, 2013.

The following table summarizes significant ranges of outstanding and exercisable options as of April 28, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
			(In years)
$0.64	-	$3.04	105,322	3.76	$1.95	104,996	$1.95
$3.36	-	$3.36	791,276	5.60	$3.36	791,276	$3.36
$5.12	-	$8.08	185,408	3.29	$7.01	182,641	$7.01
$8.29	-	$8.29	726,688	6.59	$8.29	577,370	$8.29
$8.32	-	$12.88	404,978	2.63	$10.68	393,524	$10.61
$13.12	-	$15.36	385,329	2.26	$14.36	377,025	$14.38
$15.60	-	$21.68	520,209	3.51	$20.13	519,760	$20.13
$22.32	-	$26.64	432,750	3.58	$25.62	432,538	$25.62
$27.12	-	$42.56	254,367	3.54	$34.20	254,367	$34.20
$419.84	-	$419.84	5	4.02	$419.84	5	$419.84
			3,806,332	4.32		3,633,502	$13.42

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 28, 2013 are summarized in the following table:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000’s)
Vested and expected-to-vest options	3,801,321	$13.22	4.32	$14,002
Exercisable options	3,633,502	$13.42	4.21	$13,315

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date, based on the Company’s closing stock price of $12.89 as of April 26, 2013. The total number of shares underlying in-the-money options exercisable as of April 28, 2013 was approximately 2.0 million.
As of April 28, 2013, total compensation cost, net of estimated forfeitures, related to unvested stock options not yet recognized was $686,652 which is expected to be recognized over the next 6 months on a weighted-average basis.
Restricted Stock Units
During fiscal 2013, 2012 and 2011, the Company issued 2.9 million, 2.5 million and 1.9 million RSUs, respectively, under the 2005 Plan. Typically, vesting of RSUs occurs over one to four years and is subject to the employee’s continuing service to the Company. The fair value of these awards of $37.2 million, $37.7 million and $31.9 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively, was determined using the fair market value of the Company’s common stock on the date of the grant and is recognized as compensation expense under a straight line method over the awards’ vesting period.
A summary of the changes in RSUs outstanding under the Company’s 2005 Plan is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at April 30, 2011	2,477,554	$15.09
Granted	2,478,406	$15.20
Vested	(733,085)	$18.51
Forfeited	(209,178)	$15.34
Unvested at April 30, 2012	4,013,697	$15.03
Granted	2,858,150	$13.03
Vested	(1,247,302)	$14.17
Forfeited	(248,761)	$14.73
Unvested at April 28, 2013	5,375,784	$14.13

The aggregate intrinsic value of RSUs outstanding at April 28, 2013 was $69.3 million. The fair value of RSUs vested during fiscal 2013, 2012 and 2011 was $17.7 million, $12.9 million and $11.0 million, respectively .
As of April 28, 2013, the Company had $49.9 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 30 months.
Stock-Based Compensation Valuation and Expense Information
The Company measures and recognizes compensation expense for all stock-based payment awards made to the Company’s employees and directors including employee stock options, restricted stock units and employee stock purchases based on estimated fair values.
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 28, 2013, April 30, 2012 and 2011 which was reflected in the Company’s operating results (in thousands):

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
Stock-based compensation expense by caption:	April 28, 2013	April 30, 2012	April 30, 2011
Cost of revenues	$6,915	$5,755	$4,623
Research and development	10,970	8,375	6,255
Sales and marketing	3,743	2,906	2,103
General and administrative	10,333	7,221	4,967
Total	$31,961	$24,257	$17,948

	Fiscal Years Ended
Stock-based compensation expense by type of award:	April 28, 2013	April 30, 2012	April 30, 2011
Stock options	$1,892	$5,862	$7,354
RSUs	26,794	15,232	7,990
Employee stock purchase rights under ESPP	3,275	3,163	2,604
Total	$31,961	$24,257	$17,948

The total stock-based compensation capitalized as part of inventory was $1.5 million and $1.2 million as of April 28, 2013 and April 30, 2012, respectively.
Compensation expense for expected-to-vest stock-based awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures.
The Company did not grant any options in fiscal 2013, 2012 or 2011.
The fair value of employee stock purchase rights granted under the ESPP in fiscal 2013, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Expected term (in years)	0.75	0.75	0.75
Volatility	50%- 53%	82%- 87%	59%- 109%
Risk-free interest rate	0.10 - 0.15%	0.04 - 0.11%	0.2 - 0.3%
Dividend yield	—%	—%	—%

The expected term of employee stock purchase rights is the average of the remaining purchase periods under each offering period.
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
As stock-based compensation expense recognized in the consolidated statement of operations for fiscal 2013, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The weighted-average estimated per share fair value of purchase rights granted under the 2009 Purchase Plan in fiscal 2013 and 2012 and 2011 was $2.81, $4.89 and $3.60, respectively.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $17,500 for calendar year 2013 and was $17,000 and $16,500 for calendar year 2012 and 2011, respectively. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 120,380 shares for a total contribution of $1.9 million during the year ended April 28, 2013. The Company’s expenses related to this plan were $1.9 million, $1.7 million and $573,000 for the fiscal years ended April 28, 2013, April 30, 2012 and 2011, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Current:
Federal	$—	$—	$67
State	(45)	199	404
Foreign	3,896	3,608	1,977
	3,851	3,807	2,448
Deferred:
Foreign	(3,624)	(1,802)	1,999
	(3,624)	(1,802)	1,999
Provision for income taxes	$227	$2,005	$4,447

Income (loss) from continuing operations before income taxes and non-controlling interest consists of the following (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
U.S.	$(21,863)	$10,504	$40,123
Foreign	14,025	34,515	52,703
	$(7,838)	$45,019	$92,826

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Stock compensation expense	(45.2)	7.7	1.3
Foreign loss not benefited	(49.7)	9.7	—
Debt conversion	(5.8)	0.8	3.1
Tax gain convertible note	31.1	(3.8)	—
Non-deductible interest	(5.3)	0.9	—
Valuation allowance	(101.0)	(17.0)	(17.3)
Foreign (income) taxed at different rates	93.3	(33.4)	(15.6)
Intangible impairment	36.8	—	—
Research and development credits	18.7	—	—
Non-deductible acquisition charge	(6.2)	—	—
Other	(4.6)	4.6	(1.7)
	(2.9)%	4.5%	4.8%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Deferred tax assets:
Inventory adjustments	$9,170	$11,640	$10,422
Accruals and reserves	14,194	12,782	13,380
Tax credits	21,869	17,982	17,610
Net operating loss carryforwards	155,281	152,384	136,412
Gain/loss on investments under equity or cost method	8,931	8,987	9,805
Depreciation and amortization	1,915	129	(100)
Purchase accounting for intangible assets	190	2,753	2,446
Capital loss carryforward	563	—	—
Acquired intangibles	18,356	18,471	18,784
Stock compensation	7,917	6,052	6,714
Total deferred tax assets	238,386	231,180	215,473
Valuation allowance	(227,889)	(222,919)	(215,473)
Net deferred tax assets	10,497	8,261	—
Deferred tax liabilities:
Acquired intangibles	(5,128)	(8,001)	—
Debt discount	(1,592)	(1,602)	—
Inventory reserve	(1,791)	—	—
Depreciation and amortization	(774)	(396)	—
Total deferred tax liabilities	(9,285)	(9,999)	—
Total net deferred tax assets (liabilities)	$1,212	$(1,738)	$—

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 90% of total deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $5.0 million, $7.4 million and $(13.7) million in fiscal 2013, 2012 and 2011, respectively.

As of April 28, 2013, approximately $36.6 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

At April 28, 2013, the Company had federal, state and foreign net operating loss carryforwards of approximately $467.3 million, $160.4 million and $75.7 million, respectively, and federal and state credit carryforwards of approximately $22.8 million and $14.9 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2014, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of fiscal 2017. In fiscal 2013, the aggregate dollar and per share effect of the tax holiday was $7.4 million and $0.08 per share, respectively. As of April 28, 2013, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of April 28, 2013 was approximately $160.0 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

The amount of gross unrecognized tax benefits as of April 28, 2013 and April 30, 2012 was $15.6 million and $14.6 million, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at April 30, 2011	$13,907
Add:
Additions based on tax positions related to the current year	534
Additions for tax positions of prior years	193
Gross unrecognized tax benefits balance at April 30, 2012	14,634
Add:
Additions based on tax positions related to the current year	757
Additions for tax positions of prior years	241
Gross unrecognized tax benefits balance at April 28, 2013	$15,632

Excluding the effects of recorded valuation allowances for deferred tax assets, $13.1 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months of April 28, 2013.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At April 28, 2013, there was no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2007. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2007, 2006, 2007, 2008, 2004 and 2007, respectively. The Company's Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

19.     Segments and Geography Information
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
The following is a summary of operations within geographic areas based on the location of the entity purchasing the Company’s products (in thousands):

	Fiscal Years Ended
	April 28, 2013	April 30, 2012	April 30, 2011
Revenues from sales to unaffiliated customers:
United States	$269,071	$242,982	$279,542
Malaysia	183,299	207,931	150,101
China	171,016	184,945	218,594
Rest of the world	310,949	316,721	300,550
Totals	$934,335	$952,579	$948,787

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets (in thousands):

	As of
	April 28, 2013	April 30, 2012
Long-lived assets:
United States	$88,790	$92,635
Malaysia	38,409	38,668
China	90,126	57,664
Rest of the world	25,238	31,807
	$242,563	$220,774

The increase in long-lived assets was primarily due to the additions of property and improvements to the Company's manufacturing facilities in China.

20.     Pending Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of April 28, 2013. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases

Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed February 6, 2013. The Company has filed a renewed motion to dismiss the case and a hearing on this motion is scheduled for June 28, 2013.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint, which, pursuant to an agreement between the parties, will be filed following resolution of the motion to dismiss that is pending in the class action case.

Stock Option Cases

     On November 30, 2006, the Company announced that it had undertaken a voluntary review of its historical stock option grant practices subsequent to its initial public offering in November 1999. The review was initiated by senior management, and preliminary results of the review were discussed with the Audit Committee of the Company's board of directors. Based on the

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties have reached an agreement in principle for a settlement that will cover all of the above-referenced federal and state cases. The settlement, which has been approved by the Company's Board of Directors upon the recommendation of a committee of independent directors, remains subject to approval of formal settlement documentation by all parties and approval by the Court. The parties are in the process of drafting the formal settlement documentation for execution and presentation to the Court. If the settlement documents are approved and executed by the parties and the settlement and plaintiff's proposed fee award are approved by the Court, the Company will be entitled to receive payments totaling $12.5 million from its insurance carriers and $250,000 from certain individual defendants and will be obligated to make a payment of $6.3 million to plaintiffs' counsel. In addition, under the terms of the pending settlement, the insurers will release any rights to recoup approximately $3.0 million previously advanced for defense costs. The Company cannot predict whether Court approval will be obtained. Accordingly, no amounts related to this potential settlement have been recorded in the accompanying consolidated financial statements for the year ended April 28, 2013.

Cheetah Omni Litigation

Customer Texas Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena Communications, Inc., Fujitsu Network Communications, Inc., Tellabs, Inc., Tellabs Operations, Inc., Tellabs North America, Inc., Nokia Siemens Networks US LLC, Huawei Technologies USA, Inc. and Huawei Device USA, Inc. Finisar was not named as a defendant in the lawsuit. However, the named defendants or entities affiliated with them are Finisar customers. The complaint alleges that certain ROADM products of the named defendants infringe one or more of seven Cheetah Omni patents. With respect to two of the seven patents, the Company understands Cheetah Omni to be asserting infringement by the customer defendants making, using, offering for sale, selling, and/or importing into the United States certain ROADM products

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that include a Finisar wavelength selective switch (WSS). Finisar has no specific information regarding whether the claims of infringement with respect to the remaining five asserted Cheetah Omni patents implicate any Finisar products.

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

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, in its initial answer Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah Omni also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. This motion with respect to the requested injunction was granted on November 19, 2012 as described above with respect to the customer Michigan litigation. The motion for leave to file a motion for summary judgment has been denied pending completion of claim construction. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. The motion for judgment on the pleadings was denied. The motion for permission to add counterclaims of infringement was granted, and Cheetah Omni thereafter added claims accusing the Company's WSS devices of infringement of the two Cheetah Omni patents. The Company intends to defend the counterclaims vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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

Mears Technologies Litigation

On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe one Mears Technologies patent. The Company has performed an initial review of the asserted patent and believes that the patent claims are not infringed and/or invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages. Even if the defense is successful, the Company may incur substantial

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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
The following table summarizes the activities of the restructuring accrual during fiscal 2013 (in thousands):

Balance as of April 30, 2012	$3,505
Cash payments, net of sublease income	(280)
Balance as of April 28, 2013	$3,225

Of the $3.2 million of remaining accrual, $314,000 is expected to be paid in fiscal 2014 and $2.9 million is expected to be paid out from fiscal 2015 through fiscal 2020.

22.     Warranty
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
Changes in the Company’s warranty liability during the following periods were as follows (in thousands):

	As of
	April 28, 2013	April 30, 2012
Beginning balance	$3,926	$4,469
Additions during the period based on product sold	4,964	3,487
Additions during the period due to acquisitions	159	313
Change in estimates	(1,378)	(405)
Settlements and expirations	(3,516)	(3,938)
Ending balance	$4,155	$3,926

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.    Related Parties
During fiscal 2013, the Company paid $216,723 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 18, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 18, 2016, subject to him continuing to provide services to Finisar.
During fiscal 2012, the Company paid $251,404 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a fair market value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.
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

24.    Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 28, 2013. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.    Financial Information by Quarter (Unaudited)
Summarized quarterly data for fiscal 2013 and 2012 are as follows:

	Three Months Ended

	April 28, 2013 (1)(2)	January 27, 2013 (3)	October 28, 2012	July 29, 2012	April 30, 2012 (4)(5)	January 29, 2012	October 30, 2011	July 31, 2011 (6)
	(In thousands, except per share data)
Revenues	$243,417	$238,351	$232,041	$220,526	$239,910	$242,954	$241,489	$228,226
Gross profit	$67,326	$68,044	$63,874	$57,797	$65,480	$71,102	$70,281	$66,481
Income (loss) from operations	$385	$(797)	$54	$(5,197)	$16,964	$11,308	$8,817	$7,090
Income (loss) from continuing operations before non-controlling interest	$1,404	$(3,687)	$427	$(6,209)	$17,342	$9,367	$6,270	$10,035
Loss from discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Net income (loss) attributable to Finisar Corporation	$3,879	$(3,407)	$271	$(6,197)	$18,015	$8,909	$5,927	$10,142

Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.04	$(0.04)	$—	$(0.07)	$0.20	$0.10	$0.07	$0.11
Diluted	$0.04	$(0.04)	$—	$(0.07)	$0.19	$0.09	$0.06	$0.11

Shares used in computing net income per share:
Basic	93,567	93,097	92,780	91,988	91,349	91,001	90,715	90,221
Diluted	96,192	93,097	94,734	91,988	98,528	94,032	93,599	93,527
_______________

(1) Net income in the fourth quarter of fiscal 2013 includes a gain of $7.1 million on the fair value remeasurement of a contingent consideration liability related to the Red-C acquisition.

(2) Net income in the fourth quarter of fiscal 2013 includes a $16.0 million impairment charge for long-lived assets.

(3) Net loss in the third quarter of fiscal 2013 includes a $4.9 million impairment charge for long-lived assets.

(4) Net income in the fourth quarter of fiscal 2012 includes a gain of $4.9 million on the fair value remeasurement of a contingent consideration liability related to the Ignis acquisition.

(5) Net income in the fourth quarter of fiscal 2012 includes a gain of $7.9 million related to a favorable decision by an arbitrator in an intellectual property dispute.

(6) Net income in the first quarter of fiscal 2012 includes a gain of $5.4 million on the fair value measurement of the Company's minority equity-method investment in Ignis upon the Company's acquisition of Ignis in May 2011.

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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 28, 2013, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 28, 2013. Management based its assessment on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 28, 2013.
The effectiveness of internal control over financial reporting as of April 28, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Finisar Corporation
We have audited Finisar Corporation's internal control over financial reporting as of April 28, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 28, 2013 and April 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended April 28, 2013 and our report dated June 24, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 24, 2013

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2013 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to (Recoveries Offset) Costs and Expenses, Net	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at April 28, 2013	$1,311	$(268)	$(85)	$958
Balance at April 30, 2012	$1,324	$100	$(113)	$1,311
Balance at April 30, 2011	$2,085	$40	$(801)	$1,324

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 21st day of June, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	June 21, 2013
Jerry S. Rawls

/s/ Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	June 21, 2013
Eitan Gertel

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2013
Kurt Adzema

/s/ Michael C. Child	Director	June 21, 2013
Michael C. Child

/s/ Roger C. Ferguson	Director	June 21, 2013
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 20, 2013
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 21, 2013
Robert N. Stephens

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock(10)
4.2	Indenture, dated October 15, 2009, between Registrant and Wells Fargo Bank, National Association(11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(12)
10.2*	1999 Stock Option Plan(13)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(14)
10.4*	Registrant's 2005 Stock Incentive Plan, as amended(15)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(16)
10.6*	Optium Corporation 2000 Stock Incentive Plan(17)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(18)
10.8	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(19)
10.9*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(20)
10.10*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(21)
10.11*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(22)
10.12*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(23)
10.13*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(24)
10.14*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(25)
10.15*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(26)
10.16	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(27)
10.17	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(28)
10.18	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(29)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(30)
10.20*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(31)
10.21*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(32)
10.22*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(33)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.23*	Stock Option and Grant Notices, dated April 14, 2006, April 5, 2005, March 1, 2004 and May 1, 2003, for Mark Colyar(34)
10.24*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(35)
10.25*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(36)
10.26*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(37)
10.27*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(38)
10.28*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(39)
10.29*	Form of Restricted Stock Unit Issuance Agreement(40)
10.30*	Form of Restricted Stock Unit Issuance Agreement — Officers(41)
10.31*	Form of Restricted Stock Unit Issuance Agreement — International(42)
10.32*	Form of Restricted Stock Unit Issuance Agreement — Israel(43)
10.33	Asset Purchase Agreement dated as of July 8, 2009 by and between Registrant and JDS Uniphase Corporation(44)
10.34	Credit Agreement dated October 2, 2009 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(45)
10.35	Security Agreement dated October 2, 2009, among Registrant, Optium Corporation, AZNA LLC, Finisar Sales, Inc., Kailight Photonics, Inc. and Wells Fargo Foothill, LLC(46)
10.36*	Registrant's 2009 Employee Stock Purchase Plan (as amended)
10.37*	Registrant's 2009 International Employee Stock Purchase Plan(47)
10.38	First Amendment to Credit Agreement dated January 7, 2010 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(48)
10.39	Second Amendment to Credit Agreement dated April 16, 2010 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(49)
10.40	Third Amendment to Credit Agreement and First Amendment to Security Agreement dated February 9, 2011 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(50)
10.41	Form of contract note between Registrant and sellers of shares of Ignis ASA(51)
10.42	Form of pre-acceptance agreement between Registrant and shareholders of Ignis ASA(52)
10.43	Fourth Amendment to Credit Agreement dated July 2, 2012 by and among Registrant, Optium Corporation and Wells Fargo Foothill, LLC(53)
10.44	Summary of the principal terms of the lease agreement - Wuxi, China(54)
10.45	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China(55)
10.46	Summary of the principal terms of the lease agreement - Jarfalla, Sweden(56)
10.47	Summary of the principal terms of the lease agreement - Tel Aviv, Israel(57)
10.48	Summary of the principal terms of the lease agreement - Shanghai, China
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(15)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(17)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(18)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(20)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(22)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(27)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(28)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(29)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(30)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(31)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(33)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(34)	Incorporated by reference to Exhibit 10.37 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(35)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(36)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(39)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(40)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(43)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(44)	Incorporated by reference to Exhibit 10.65 to Registrant’s Current Report on Form 8-K filed July 16, 2009.

(45)	Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment to Quarterly Report on Form 10-Q/A filed January 11, 2010.

(46)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(47)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(48)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 3, 2010.

(49)	Incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(50)	Incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K filed June 28, 2011.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 28, 2011.

(52)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 28, 2011.

(53)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 6, 2012.

(54)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(55)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(56)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(57)	Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.