Form 10-Q
period 2013-07-28
FINISAR CORP
filed 2013-09-05
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2013
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

     At August 30, 2013, there were 95,830,889 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 28, 2013

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 28, 2013	April 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,433	$289,076
Accounts receivable, net of allowance for doubtful accounts of $824 at July 28, 2013 and $958 at April 28, 2013	171,823	149,612
Accounts receivable, other	34,386	16,538
Inventories	207,029	200,670
Deferred tax assets	984	1,224
Prepaid expenses	18,549	17,178
Total current assets	721,204	674,298
Property, equipment and improvements, net	213,044	201,442
Purchased intangible assets, net	12,664	14,893
Other intangible assets, net	12,752	15,564
Goodwill	90,986	90,986
Minority investments	1,711	884
Other assets	12,954	9,780
Total assets	$1,065,315	$1,007,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,488	$77,630
Accrued compensation	32,001	31,492
Other accrued liabilities	31,542	23,533
Deferred revenue	12,582	9,182
Total current liabilities	166,613	141,837
Long-term liabilities:
Convertible debt	40,015	40,015
Other non-current liabilities	12,908	13,480
Total liabilities	219,536	195,332
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 28, 2013 and April 28, 2013	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 95,692,580 shares and 93,778,620 shares issued and outstanding at July 28, 2013 and April 28, 2013, respectively	96	94
Additional paid-in capital	2,363,514	2,350,146
Accumulated other comprehensive income	22,397	28,525
Accumulated deficit	(1,545,949)	(1,571,960)
Finisar Corporation stockholders' equity	840,058	806,805
Non-controlling interest	5,721	5,710
Total stockholders' equity	845,779	812,515
Total liabilities and stockholders' equity	$1,065,315	$1,007,847

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 28, 2013	July 29, 2012

Revenues	$266,068	$220,526
Cost of revenues	173,102	161,457
Amortization of acquired developed technology	1,593	1,272
Gross profit	91,373	57,797
Operating expenses:
Research and development	43,530	38,169
Sales and marketing	11,805	10,674
General and administrative	8,340	13,342
Amortization of purchased intangibles	595	809
Total operating expenses	64,270	62,994
Income (loss) from operations	27,103	(5,197)
Interest income	217	196
Interest expense	(552)	(647)
Other income (expense), net	488	81
Income (loss) before income taxes and non-controlling interest	27,256	(5,567)
Provision for income taxes	1,421	642
Consolidated net income (loss)	25,835	(6,209)
Adjust for net loss attributable to non-controlling interest	176	12
Net income (loss) attributable to Finisar Corporation	$26,011	$(6,197)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.27	$(0.07)
Diluted	$0.26	$(0.07)

Shares used in computing net income (loss) per share:
Basic	94,609	91,988
Diluted	101,125	91,988

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 28, 2013	July 29, 2012
Consolidated net income (loss)	$25,835	$(6,209)
Other comprehensive loss, net of tax:
Change in cumulative foreign currency translation adjustment	(6,128)	(6,364)
Total other comprehensive loss, net of tax	(6,128)	(6,364)
Total consolidated comprehensive income (loss)	$19,707	$(12,573)
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	176	12
Comprehensive income (loss) attributable to Finisar Corporation	$19,883	$(12,561)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 28, 2013	July 29, 2012
Operating activities
Consolidated net income (loss)	$25,835	$(6,209)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	13,970	12,713
Amortization	2,282	2,317
Stock-based compensation expense	8,909	8,376
Gain on sale or retirement of assets and asset disposal group	(103)	(19)
Equity in earnings of equity method investment	(179)	—
Changes in operating assets and liabilities:
Accounts receivable	(24,286)	(8,378)
Inventories	(12,459)	11,240
Other assets	(17,300)	1,984
Deferred income taxes	240	67
Accounts payable	13,979	(3,814)
Accrued compensation	(1,051)	(7,783)
Other accrued liabilities	7,987	(929)
Deferred revenue	2,907	382
Net cash provided by operating activities	20,731	9,947
Investing activities
Additions to property, equipment and improvements	(27,874)	(15,011)
Sale of minority investment	—	10,495
Net proceeds from sale of property and equipment and asset disposal group	408	23
Acquisitions, net of cash acquired	—	(20,580)
Net cash used in investing activities	(27,466)	(25,073)
Financing activities
Repayments of debt	—	(3,150)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	6,092	4,141
Net cash provided by financing activities	6,092	991
Net decrease in cash and cash equivalents	(643)	(14,135)
Cash and cash equivalents at beginning of period	289,076	234,544
Cash and cash equivalents at end of period	$288,433	$220,409
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$11
Cash paid for taxes	$851	$353

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 28, 2013 and for the three month periods ended July 28, 2013 and July 29, 2012 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 28, 2013, its operating results for the three month periods ended July 28, 2013 and July 29, 2012, and its cash flows for the three month periods ended July 28, 2013 and July 29, 2012. Operating results for the three month period ended July 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2014. The condensed consolidated balance sheet as of April 28, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Segments
The Company has one reportable segment consisting of optical subsystems and components.

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2013. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

 Pending Adoption of New Accounting Standards
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position, results of operations and cash flows upon adoption.

3. Acquisition of Red-C Optical Networks, Inc.
During the first quarter of fiscal 2013, the Company completed the acquisition of Red-C Optical Networks, Inc., ("Red-C"), a Delaware corporation, with subsidiary operations in Tel Aviv, Israel, engaged in research, development and marketing of optical amplifiers and subsystems for the wavelength division multiplexing, or WDM, sector of the optical communication market. For additional information regarding this acquisition, see Note 4, Acquisitions, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2013.

4. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options, restricted stock units and warrants (under the treasury stock method) and convertible notes (on an as-if-converted basis) outstanding during the period.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	July 28, 2013	July 29, 2012
Numerator:
Net income (loss) attributable to Finisar Corporation	$26,011	$(6,197)
Numerator for basic net income (loss) per share	$26,011	$(6,197)
Effect of dilutive securities:
Convertible debt interest expense	539	—
Numerator for diluted net income (loss) per share	$26,550	$(6,197)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	94,609	91,988
Effect of dilutive securities:
Employee stock options and restricted stock units	2,768	—
Convertible debt	3,748	—
Dilutive potential common shares	6,516	—
Denominator for diluted net income (loss) per share	101,125	91,988
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.27	$(0.07)
Diluted	$0.26	$(0.07)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	July 28, 2013	July 29, 2012
Exercise of stock options and restricted stock units	2,537	4,433
Conversion of 5% convertible senior notes due 2029	—	3,748
Exercise of warrants	—	36
	2,537	8,217

5. Inventories
Inventories consist of the following as of July 28, 2013 and April 28, 2013 (in thousands):

	July 28, 2013	April 28, 2013
Raw materials	$45,013	$44,705
Work-in-process	101,759	95,937
Finished goods	60,257	60,028
Total inventories	$207,029	$200,670
The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of July 28, 2013 and April 28, 2013, the liability for these purchase commitments was $1.9 million and $1.7 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements
Property, equipment and improvements consist of the following as of July 28, 2013 and April 28, 2013 (in thousands):

	July 28, 2013	April 28, 2013
Land and buildings	$35,613	$29,834
Computer equipment	55,408	54,868
Office equipment, furniture and fixtures	5,301	5,373
Machinery and equipment	364,637	352,032
Leasehold property and improvements	32,939	32,665
Total	493,898	474,772
Accumulated depreciation and amortization	(280,854)	(273,330)
Property, equipment and improvements (net)	$213,044	$201,442

7. Intangible Assets
The following table reflects intangible assets subject to amortization as of July 28, 2013 and April 28, 2013 (in thousands):

	July 28, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$101,044	$(88,380)	$12,664
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	26,944	(16,975)	9,969
Purchased internal use software, backlog and in-process research and development	3,396	(2,002)	1,394
Purchased patents	1,872	(483)	1,389
Total	$134,428	$(109,012)	$25,416

	April 28, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Purchased technology	$101,044	$(86,786)	$14,258
Purchased trade name	2,072	(2,072)	—
Purchased customer relationships	31,602	(21,120)	10,482
Purchased internal use software, backlog and in-process research and development	3,396	(1,920)	1,476
Purchased patents	1,872	(429)	1,443
Total	$139,986	$(112,327)	$27,659
Estimated remaining amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year	Amount
2014 (remainder of year)	$5,051
2015	6,356
2016	6,092
2017	4,065
2018	2,149
2019 and beyond	1,703
Total	$25,416

8. Investments
The following table presents a summary of the Company's investments measured at fair value on a recurring basis as of July 28, 2013 and April 28, 2013 (in thousands):

		Significant
	Quoted Prices	Other
	in Active	Observable	Significant
	Markets For	Remaining	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
As of July 28, 2013
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	288,276
Total cash and cash equivalents				$288,433

As of April 28, 2013
Assets
Cash equivalents
Money market funds	$157	$—	$—	$157
Cash	—	—	—	288,919
Total cash and cash equivalents				$289,076
The gross realized gains and losses for the three months ended July 28, 2013 and July 29, 2012 were immaterial. Realized gains and losses are calculated using the specific identification method.

9. Minority Investments
Included in minority investments at both July 28, 2013 and April 28, 2013 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $827,000 and $0 at July 28, 2013 and April 28, 2013, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At July 28, 2013, the Company had a 19.9% ownership interest in this company. For the three months ended July 28, 2013, the Company recorded income of $179,000 representing its share of the net income of this minority investee, which was included in other income (expense), net in the consolidated statement of operations.

10. Warranty
The Company generally offers a one-year limited warranty for its products. The specific terms and conditions of these warranties vary depending upon the product sold. The Company estimates the costs that may be incurred under its basic limited warranty and records a liability for the amount of such costs at the time revenue is recognized. Factors that affect the Company's warranty liability include the historical and anticipated rates of warranty claims and cost to repair. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
Changes in the Company's warranty liability during the quarter ended July 28, 2013 were as follows (in thousands):

Beginning balance at April 28, 2013	$4,155
Additions during the period based on product sold	906
Change in estimate	(614)
Settlements and expirations	(699)
Ending balance at July 28, 2013	$3,748

11. Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of July 28, 2013 and April 28, 2013 were as follows (in thousands):

	July 28, 2013					April 28, 2013
	Carrying				Fair	Carrying				Fair
	Amount	Level 1	Level 2	Level 3	Value	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$288,433	$288,433	$—	$—	$288,433	$289,076	$289,076	$—	$—	$289,076
Total	$288,433	$288,433	$—	$—	$288,433	$289,076	$289,076	$—	$—	$289,076

Financial liabilities:
Convertible debt	$40,015	$78,776	$—	$—	$78,776	$40,015	$59,931	$—	$—	$59,931
Total	$40,015	$78,776	$—	$—	$78,776	$40,015	$59,931	$—	$—	$59,931

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
The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of July 28, 2013, the carrying value of the Company's minority investments in these privately held companies was $1.7 million, which management believes is not impaired.

12. Stockholders' Equity
The Company's share-based compensation expense was recorded in the following cost and expense categories (in thousands):

	Three Months Ended
	July 28, 2013	July 29, 2012
Cost of revenues	$1,847	$1,319
Research and development	3,259	2,753
Sales and marketing	1,108	1,008
General and administrative	2,331	2,736
Total	$8,545	$7,816
The total share-based compensation capitalized as part of inventory as of July 28, 2013 was $1.7 million.
Common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended
	July 28, 2013	July 29, 2012
	(Number of Shares)
Common stock issued under employee stock purchase plan	340,657	339,304
Common stock issued upon exercises of stock options under stock incentive plans	212,514	55,174
Restricted stock units vested under stock incentive plans	1,360,789	924,928
As of July 28, 2013, total compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock units not yet recognized was approximately $81.1 million, which is expected to be recognized in the Company's operating results over a weighted average period of 36 months.

13. Income Taxes
The Company recorded provisions for income taxes of $1.4 million and $642,000, respectively, for the three months ended July 28, 2013 and July 29, 2012. The income tax provisions for each of these periods include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.
The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 95% of total deferred tax assets as of July 28, 2013, which management does not believe are more likely than not to be realized in future periods.
Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

14. Pending Litigation
The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of July 28, 2013. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases have been consolidated, lead plaintiffs have been appointed and a consolidated complaint has been filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed February 6, 2013. The Company has filed a renewed motion to dismiss the case and a ruling on this motion is pending.
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
On June 27, 2013, the parties, through their respective counsel, executed a stipulation of settlement and related documents formalizing the settlement agreement that covers all of the above-referenced federal and state cases. If the settlement and plaintiff's proposed fee award are approved by the District Court, the Company will be entitled to receive payments totaling $12.5 million from its insurance carriers and $250,000 from certain individual defendants and will be obligated to make a payment of $6.3 million to plaintiffs' counsel. In addition, under the terms of the pending settlement, the insurers will release any rights to recoup approximately $3.0 million previously advanced for defense costs. On August 9, 2013, the District Court issued an order preliminarily approving the proposed settlement and scheduling a hearing on October 18, 2013 for consideration of final approval. The Company assessed the likelihood of the District Court's final approval as probable, and accordingly, recognized the recovery of previously incurred direct costs related to litigation of $12.75 million as an offset to general and administrative expenses and a charge of $6.3 million for the payment to plaintiffs' counsel as general and administrative expense in the accompanying condensed consolidated financial statements for the three months ended July 28, 2013.

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

15. Guarantees and Indemnifications
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
The Company enters into indemnification obligations under its agreements with other companies in its ordinary course of business, including agreements with customers, business partners and insurers. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or the use of the Company's products. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 28, 2013. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

16. Related Parties
During the three months ended July 28, 2013, the Company paid $55,572 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to him continuing to provide services to Finisar.
During the three months ended July 29, 2012, the Company paid $50,575 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to Finisar.
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

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to 100 different high-speed optical wavelengths. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis, referred to as reconfigurable optical add/drop multiplexers, or ROADMs.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

Results of Operations

     The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

	Three Months Ended
	July 28, 2013	July 29, 2012
Revenues	100.0%	100.0%
Cost of revenues	65.1	73.1
Amortization of acquired developed technology	0.6	0.6
Gross profit	34.3	26.3
Operating expenses:
Research and development	16.4	17.3
Sales and marketing	4.4	4.8
General and administrative	3.1	6.2
Amortization of purchased intangibles	0.2	0.4
Total operating expenses	24.1	28.7
Income (loss) from operations	10.2	(2.4)
Interest income	0.1	0.1
Interest expense	(0.2)	(0.3)
Other income (expense), net	0.2	—
Income (loss) before income taxes and non-controlling interest	10.3	(2.6)
Provision for income taxes	0.5	0.3
Consolidated net income (loss)	9.8	(2.9)
Adjust for net income attributable to non-controlling interest	0.1	—
Net income (loss) attributable to Finisar Corporation	9.9%	(2.9)%

Revenues. Revenues increased $45.5 million, or 20.7%, to $266.1 million in the quarter ended July 28, 2013 compared to $220.5 million in the quarter ended July 29, 2012.

The following table sets forth the changes in revenues by market application (in thousands):

	Three Months Ended
	July 28, 2013	July 29, 2012	Change	% Change
Datacom revenue	$184,431	$139,464	$44,967	32.2%
Telecom revenue	81,637	81,062	575	0.7%
Total revenues	$266,068	$220,526	$45,542	20.7%

Datacom revenue for the quarter ended July 28, 2013 increased compared to the quarter ended July 29, 2012 primarily due to an increase in market demand for our 10 Gbps, 40 Gbps and 100 Gbps Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products.

Amortization of Acquired Developed Technology. Amortization of acquired developed technology, a component of cost of revenues, increased $321,000, or 25.2%, to $1.6 million in the quarter ended July 28, 2013 compared to $1.3 million in the quarter ended July 29, 2012. The increase was due to the amortization of the acquired developed technology related to the Red-C acquisition in the first quarter of fiscal 2013.

Gross Profit. Gross profit increased $33.6 million, or 58.1%, to $91.4 million in the quarter ended July 28, 2013 compared to $57.8 million in the quarter ended July 29, 2012. Gross profit as a percentage of revenues increased by 8.0%, from 26.3% in the quarter ended July 29, 2012 to 34.3% in the quarter ended July 28, 2013. Cost of revenues included share-based compensation charges of $1.8 million in the quarter ended July 28, 2013 and $1.3 million in the quarter ended July 29, 2012. The increase in gross margin primarily reflects a more favorable product mix.

Research and Development Expenses. Research and development expenses increased $5.4 million, or 14.0%, to $43.5 million in the quarter ended July 28, 2013 compared to $38.2 million in the quarter ended July 29, 2012. The increase was due primarily to an increase in employee compensation related expenses. Included in research and development expenses were share-based compensation charges of $3.3 million in the quarter ended July 28, 2013 and $2.8 million in the quarter ended July 29, 2012. Research and development expenses as a percent of revenues decreased to 16.4% in the quarter ended July 28, 2013 compared to 17.3% in the quarter ended July 29, 2012.

Sales and Marketing Expenses. Sales and marketing expenses increased $1.1 million, or 10.6%, to $11.8 million in the quarter ended July 28, 2013 compared to $10.7 million in the quarter ended July 29, 2012. The increase was primarily due to an increase in employee compensation related expenses. Included in sales and marketing expenses were share-based compensation charges of $1.1 million in the quarter ended July 28, 2013 and $1.0 million in the quarter ended July 29, 2012. Sales and marketing expenses as a percent of revenues decreased to 4.4% in the quarter ended July 28, 2013 compared to 4.8% in the quarter ended July 29, 2012.

General and Administrative Expenses. General and administrative expenses decreased $5.0 million, or 37.5%, to $8.3 million in the quarter ended July 28, 2013 compared to $13.3 million in the quarter ended July 29, 2012. The decrease was primarily due to a net benefit of $5.1 million recognized during the quarter ended July 28, 2013 related to the settlement of stock option derivative litigation. Included in general and administrative expenses were share-based compensation charges of $2.3 million in the quarter ended July 28, 2013 and $2.7 million in the quarter ended July 29, 2012. General and administrative expenses as a percent of revenues decreased to 3.1% in the quarter ended July 28, 2013 compared to 6.2% in the quarter ended July 29, 2012.

Amortization of Purchased Intangibles. Amortization of purchased intangibles decreased $214,000, or 26.5%, to $595,000 in the quarter ended July 28, 2013 compared to $809,000 in the quarter ended July 29, 2012. The decrease was primarily due to purchased intangible assets' impairment recognized in the fourth quarter of fiscal 2013.

Interest Income. Interest income increased $21,000 to $217,000 in the quarter ended July 28, 2013 compared to $196,000 in the quarter ended July 29, 2012. Interest income increased due to higher cash balances in the quarter ended July 28, 2013 compared to the quarter ended July 29, 2012.

Interest Expense. Interest expense decreased $95,000, or 14.7%, to $552,000 in the quarter ended July 28, 2013 compared to $647,000 in the quarter ended July 29, 2012. The decrease was primarily due to lower debt balance as a result of repayments of assumed Ignis loans during the first quarter of fiscal 2013.

Other Income (Expense), Net. Other income, net was $488,000 in the quarter ended July 28, 2013 compared to $81,000 in the quarter ended July 29, 2012. Other income, net in the quarter ended July 28, 2013 primarily consisted of $664,000 recovered from an escrow related to the sale of one of our minority investments in fiscal 2012. Other income, net in the quarter ended July 29, 2012 primarily consisted of foreign exchange gains.

Non-controlling Interest. Non-controlling interest for the quarter ended July 28, 2013 and July 29, 2012 represents minority shareholders' proportionate share of the net loss of Finisar Korea (formerly, Fi-ra, the Korean subsidiary of Ignis).

Provision for Income Taxes. We recorded income tax provisions of $1.4 million and $642,000, respectively, for the quarters ended July 28, 2013 and July 29, 2012. The income tax provisions for both quarters primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. Due to the uncertainty regarding the timing and extent of our future profitability, we have recorded a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash provided by operating activities was $20.7 million in the quarter ended July 28, 2013, compared to $9.9 million in the quarter ended July 29, 2012.

Net cash provided by operating activities in the quarter ended July 28, 2013 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $24.9 million, and a $30.0 million increase in working capital primarily related to increases in accounts receivable, inventory and other assets, offset by an increase in accounts payable. Accounts receivable increased by $24.3 million primarily due to the increase in revenues during the quarter. Inventory increased by $12.5 million primarily due to increased purchases to support the increased sales level. Other assets increased by $17.3 million primarily due to a recovery related to the settlement of stock option derivative litigation.

Net cash provided by operating activities in the quarter ended July 29, 2012 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling to $23.4 million and a $7.2 million increase in working capital primarily related to an increase in accounts receivable and decreases in accounts payable and accrued compensation, offset by a decrease in inventory. Accounts receivable increased by $8.4 million primarily due to slower collections during the quarter. Accrued compensation decreased by $7.8 million due to payment of bonuses during the quarter, and accounts payable decreased by $3.8 million due to payments made to suppliers during the quarter. Inventory decreased by $11.2 million due to usage in the manufacturing process.

Cash Flows from Investing Activities

Net cash used in investing activities totaled $27.5 million in the quarter ended July 28, 2013 compared to $25.1 million in the quarter ended July 29, 2012. Net cash used in investing activities in the quarter ended July 28, 2013 primarily consisted of $27.9 million of expenditures for capital equipment. Net cash used in investing activities in the quarter ended July 29, 2012 consisted of $20.6 million related to the acquisition of Red-C and $15.0 million of expenditures for capital equipment, offset by $10.5 million of proceeds from the sale of one of our minority investments in fiscal 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $6.1 million in the quarter ended July 28, 2013 compared to $1.0 million in the quarter ended July 29, 2012. Net cash provided by financing activities for the quarter ended July 28, 2013 primarily reflected proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $6.1 million. Net cash provided by financing activities for the quarter ended July 29, 2012 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $4.1 million, partially offset by repayments of borrowings related to the Ignis acquisition totaling $3.2 million.

Contractual Obligations and Commercial Commitments

     At July 28, 2013, we had contractual obligations of $191.4 million as shown in the following table (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$—	$40,015	$—	$—
Interest on debt (a)	3,001	2,001	1,000	—	—
Operating leases (b)	47,914	9,502	14,088	12,614	11,710
Facility construction	12,804	12,804	—	—	—
Purchase obligations (c)	87,638	87,638	—	—	—
Total contractual obligations	$191,372	$111,945	$55,103	$12,614	$11,710
_________________

(a)	Includes interest through October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

 Convertible debt consists of a series of convertible senior notes in the aggregate principal amount of $40.0 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part, at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of July 28, 2013, the liability for these purchase commitments of $1.9 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At July 28, 2013, our principal sources of liquidity consisted of $288.4 million of cash and cash equivalents, of which $52.5 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At July 28, 2013 and April 28, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 28, 2013. Our exposure related to market risk has not changed materially since April 28, 2013.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended July 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 14. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 28, 2013.

Item 1A. Risk Factors

          OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 28, 2013.

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

     As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. Any shortfall in revenues or net income from the previous quarter or from levels expected by the investment community could cause a decline in the trading price of our stock.

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

     As part of our ongoing initiatives to reduce the cost of revenues, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be unsuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.

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

     The period of time between our initial contact with a customer and the receipt of an actual purchase order typically spans over a year. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using the products in their equipment. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial research and development and sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

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

•	certification requirements;

•	environmental regulations;

•	fluctuations in foreign currency exchange rates;

•	inadequate protection of intellectual property rights in some countries;

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

     Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar, the Israeli shekel, the Swedish krona, and the Korean won. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2013, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $1.7 million in such equity investments remaining on our balance sheet as of July 28, 2013 in future periods.

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

       Several securities class action lawsuits were filed against us and our Chairman of the Board, Chief Executive Officer and Chief Financial Officer following our March 8, 2011 announcement of unaudited financial results for the third quarter of fiscal 2011 and our financial outlook for the fourth quarter of fiscal 2011. We also have been named as a nominal defendant in several shareholder derivative lawsuits filed in 2011 concerning our March 8, 2011 earnings announcement. No specific amounts of damages have been alleged in the class action lawsuits and, by the nature of the lawsuits, no damages will be alleged against Finisar in the derivative lawsuits.

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

The conversion of our outstanding convertible subordinated notes would result in dilution to our current stockholders.

     As of July 28, 2013, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Lease Agreement (as amended) by and between Registrant (as successor in interest to GenOA Corporation) and Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Spieker Properties, L.P.) dated January 10, 2000

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

Dated: September 5, 2013