Form 10-Q
period 2013-10-27
FINISAR CORP
filed 2013-12-05
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 27, 2013
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

     At November 29, 2013, there were 96,128,666 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 27, 2013

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 27, 2013	April 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,488	$289,076
Accounts receivable, net of allowance for doubtful accounts of $872 at October 27, 2013 and $958 at April 28, 2013	186,486	149,612
Accounts receivable, other	25,890	16,538
Inventories	231,235	200,670
Deferred tax assets	1,754	1,224
Prepaid expenses	19,149	17,178
Total current assets	781,002	674,298
Property, equipment and improvements, net	231,022	201,442
Purchased intangible assets, net	11,484	14,893
Other intangible assets, net	12,103	15,564
Goodwill	90,986	90,986
Minority investments	1,841	884
Other assets	16,946	9,780
Total assets	$1,145,384	$1,007,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,220	$77,630
Accrued compensation	48,182	31,492
Other accrued liabilities	32,943	23,533
Deferred revenue	14,235	9,182
Short-term debt	4,700	—
Current portion of convertible debt	40,015	—
Total current liabilities	238,295	141,837
Long-term liabilities:
Convertible debt, net of current portion	—	40,015
Other non-current liabilities	12,756	13,480
Total liabilities	251,051	195,332
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 27, 2013 and April 28, 2013	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 96,111,318 shares and 93,778,620 shares issued and outstanding at October 27, 2013 and April 28, 2013, respectively	96	94
Additional paid-in capital	2,377,198	2,350,146
Accumulated other comprehensive income	27,316	28,525
Accumulated deficit	(1,515,984)	(1,571,960)
Finisar Corporation stockholders' equity	888,626	806,805
Non-controlling interest	5,707	5,710
Total stockholders' equity	894,333	812,515
Total liabilities and stockholders' equity	$1,145,384	$1,007,847
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012

Revenues	$290,722	$232,041	$556,790	$452,567
Cost of revenues	186,168	166,167	359,270	327,624
Amortization of acquired developed technology	1,181	2,000	2,774	3,272
Gross profit	103,373	63,874	194,746	121,671
Operating expenses:
Research and development	44,959	39,620	88,489	77,789
Sales and marketing	12,322	10,219	24,127	20,893
General and administrative	15,388	12,919	23,728	26,261
Amortization of purchased intangibles	595	1,062	1,190	1,871
Total operating expenses	73,264	63,820	137,534	126,814
Income (loss) from operations	30,109	54	57,212	(5,143)
Interest income	282	162	499	358
Interest expense	(367)	(750)	(919)	(1,397)
Other income (expense), net	495	(101)	983	(20)
Income (loss) before income taxes and non-controlling interest	30,519	(635)	57,775	(6,202)
Provision (benefit) for income taxes	568	(1,062)	1,989	(420)
Consolidated net income (loss)	29,951	427	55,786	(5,782)
Adjust for net (income) loss attributable to non-controlling interest	14	(156)	190	(144)
Net income (loss) attributable to Finisar Corporation	$29,965	$271	$55,976	$(5,926)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.31	$—	$0.59	$(0.06)
Diluted	$0.29	$—	$0.56	$(0.06)
Shares used in computing net income (loss) per share:
Basic	95,941	92,780	95,275	92,386
Diluted	103,696	94,734	102,771	92,386

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Consolidated net income (loss)	$29,951	$427	$55,786	$(5,782)
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	4,919	3,990	(1,209)	(2,374)
Total other comprehensive income (loss), net of tax	4,919	3,990	(1,209)	(2,374)
Total consolidated comprehensive income (loss)	34,870	4,417	54,577	(8,156)
Adjust for comprehensive (income) loss attributable to non-controlling interest, net of tax	14	(156)	190	(144)
Comprehensive income (loss) attributable to Finisar Corporation	$34,884	$4,261	$54,767	$(8,300)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 27, 2013	October 28, 2012
Operating activities
Consolidated net income (loss)	$55,786	$(5,782)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	28,591	25,819
Amortization	4,152	5,616
Stock-based compensation expense	19,080	18,204
Gain on sale or retirement of assets and asset disposal group	(98)	(4)
Equity in earnings of equity method investment	(309)	—
Changes in operating assets and liabilities:
Accounts receivable	(38,949)	15,114
Inventories	(34,308)	17,110
Other assets	(13,577)	284
Deferred income taxes	(530)	(536)
Accounts payable	21,711	(2,265)
Accrued compensation	14,984	(2,182)
Other accrued liabilities	9,729	408
Deferred revenue	4,067	(2,088)
Net cash provided by operating activities	70,329	69,698
Investing activities
Additions to property, equipment and improvements	(57,649)	(33,331)
Sale of minority investment	—	10,495
Net proceeds from sale of property and equipment and asset disposal group	426	194
Acquisitions, net of cash acquired	—	(20,580)
Net cash used in investing activities	(57,223)	(43,222)
Financing activities
Repayments of debt	—	(3,150)
Proceeds from a bank loan	4,700	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	9,606	4,562
Net cash provided by financing activities	14,306	1,412
Net increase in cash and cash equivalents	27,412	27,888
Cash and cash equivalents at beginning of period	289,076	234,544
Cash and cash equivalents at end of period	$316,488	$262,432
Supplemental disclosure of cash flow information
Cash paid for interest	$1,000	$1,011
Cash paid for taxes	$1,066	$1,315

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of October 27, 2013 and for the three and six month periods ended October 27, 2013 and October 28, 2012 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 27, 2013, its operating results for the three and six month periods ended October 27, 2013 and October 28, 2012, and its cash flows for the six month periods ended October 27, 2013 and October 28, 2012. Operating results for the three and six month periods ended October 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2014. The condensed consolidated balance sheet as of April 28, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Numerator:
Net income (loss) attributable to Finisar Corporation	$29,965	$271	$55,976	$(5,926)
Numerator for basic net income (loss) per share	29,965	271	55,976	(5,926)
Effect of dilutive securities:
Convertible debt interest expense	539	—	1,079	—
Numerator for diluted net income (loss) per share	$30,504	$271	$57,055	$(5,926)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	95,941	92,780	95,275	92,386
Effect of dilutive securities:
Employee stock options and restricted stock units	4,007	1,919	3,748	—
Warrants	—	35	—	—
Convertible debt	3,748	—	3,748	—
Dilutive potential common shares	7,755	1,954	7,496	—
Denominator for diluted net income (loss) per share	103,696	94,734	102,771	92,386
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.31	$—	$0.59	$(0.06)
Diluted	$0.29	$—	$0.56	$(0.06)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Exercise of stock options and restricted stock units	722	2,083	1,060	4,449
Conversion of 5% convertible senior notes due 2029	—	3,748	—	3,748
Exercise of warrants	—	—	—	35
	722	5,831	1,060	8,232

5. Inventories
Inventories consist of the following as of October 27, 2013 and April 28, 2013:

(in thousands)	October 27, 2013	April 28, 2013
Raw materials	$45,872	$44,705
Work-in-process	118,123	95,937
Finished goods	67,240	60,028
Total inventories	$231,235	$200,670
The Company enters into agreements with subcontractors that allow them to procure inventory on behalf of the Company to fulfill subcontractor obligations. The Company records a liability for noncancelable purchase commitments with these subcontractors for quantities in excess of its future demand forecasts. As of October 27, 2013 and April 28, 2013, the liability for these purchase commitments was $1.8 million and $1.7 million, respectively, and was recorded on the balance sheet as other accrued liabilities.

6. Property, Equipment and Improvements
Property, equipment and improvements consist of the following as of October 27, 2013 and April 28, 2013:

(in thousands)	October 27, 2013	April 28, 2013
Land and buildings	$39,613	$29,834
Computer equipment	49,794	54,868
Office equipment, furniture and fixtures	3,375	5,373
Machinery and equipment	390,309	352,032
Leasehold property and improvements	34,031	32,665
Total	517,122	474,772
Accumulated depreciation and amortization	(286,100)	(273,330)
Property, equipment and improvements (net)	$231,022	$201,442

7. Intangible Assets
The following table reflects intangible assets subject to amortization as of October 27, 2013 and April 28, 2013:

	October 27, 2013
	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Purchased technology	$101,044	$(89,560)	$11,484
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	26,944	(17,488)	9,456
Purchased internal use software, backlog and in-process research and development	3,396	(2,083)	1,313
Purchased patents	1,872	(538)	1,334
Total	$134,428	$(110,841)	$23,587

	April 28, 2013
	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Purchased technology	$101,044	$(86,786)	$14,258
Purchased trade name	2,072	(2,072)	—
Purchased customer relationships	31,602	(21,120)	10,482
Purchased internal use software, backlog and in-process research and development	3,396	(1,920)	1,476
Purchased patents	1,872	(429)	1,443
Total	$139,986	$(112,327)	$27,659

Estimated remaining amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year	Amount
2014 (remainder of year)	$3,587
2015	6,287
2016	6,092
2017	4,065
2018	2,149
2019 and beyond	1,407
Total	$23,587

8. Debt

Korean Bank Loan
During the second quarter of fiscal 2014, the Company's Korean subsidiary entered into a loan agreement with a Korean bank. Under this agreement, the subsidiary borrowed a total of $4.7 million at an interest rate of 4.17% per annum. The interest is payable monthly and the principal is payable in September 2014. The loan is secured by the subsidiary's fixed assets.

Convertible Debt
The terms of the Company's 5% Convertible Senior Notes due 2029 (the "2029 Notes") include a provision that allows the holders to require the Company to redeem, for cash, any of their notes on October 15, 2014 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. Accordingly, all $40.0 million of the 2029 Notes principal amount outstanding as of October 27, 2013 was classified as a current liability as of that date.

9. Minority Investments
Included in minority investments at both October 27, 2013 and April 28, 2013 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $957,000 and $0 at October 27, 2013 and April 28, 2013, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At October 27, 2013, the Company had a 19.9% ownership interest in this company. For the three and six months ended October 27, 2013, the Company recorded income of $130,000 and $309,000, respectively, representing its share of the net income of this minority investee, which was included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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
Changes in the Company's warranty liability during the following period were as follows:

Six Months Ended
(in thousands)	October 27, 2013
Beginning balance at April 28, 2013	$4,155
Additions during the period based on product sold	3,230
Change in estimate	(1,137)
Settlements and expirations	(1,216)
Ending balance at October 27, 2013	$5,032

11. Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments presents amounts that have been determined using available market information and appropriate valuation methodologies. The estimated fair values of the Company's financial instruments as of October 27, 2013 and April 28, 2013 were as follows (in thousands):

	October 27, 2013					April 28, 2013
	Carrying				Fair	Carrying				Fair
(in thousands)	Amount	Level 1	Level 2	Level 3	Value	Amount	Level 1	Level 2	Level 3	Value
Financial assets:
Cash equivalents	$157	$157	$—	$—	$157	$157	$157	$—	$—	$157
Total	$157	$157	$—	$—	$157	$157	$157	$—	$—	$157
Financial liabilities:
Convertible debt	$40,015	$88,849	$—	$—	$88,849	$40,015	$59,931	$—	$—	$59,931
Short-term debt	4,700	—	4,700	—	4,700	—	—	—	—	—
Total	$44,715	$88,849	$4,700	$—	$93,549	$40,015	$59,931	$—	$—	$59,931

Cash equivalents - Cash equivalents consist of the Company's investments in money market funds. These investments are measured and recorded at fair value on a recurring basis. The fair value of these cash equivalents approximates their carrying value.

Convertible debt - The fair value of the 5% Convertible Senior Notes due 2029 is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

Short-term debt - The fair value of short-term debt is determined by discounting the contractual cash flows at the current interest rates charged for similar debt instruments.
The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of October 27, 2013, the carrying value of the Company's minority investments in these privately held companies was $1.8 million, which management believes is not impaired.

12. Stockholders' Equity
The Company's share-based compensation expense was recorded in the following cost and expense categories:

	Three Months Ended		Six Months Ended
(in thousands)	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Cost of revenues	$2,176	$1,747	$4,023	$3,066
Research and development	3,847	3,169	7,106	5,922
Sales and marketing	1,323	948	2,431	1,956
General and administrative	2,620	2,911	4,951	5,647
Total	$9,966	$8,775	$18,511	$16,591
The number of shares of common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended		Six Months Ended
	October 27, 2013	October 28, 2012	October 27, 2013	October 28, 2012
Employee stock purchase plan	—	—	340,657	339,304
Exercises of stock options	312,230	57,370	524,744	112,544
Restricted stock units vesting	113,177	108,503	1,605,406	1,033,431

As of October 27, 2013, total compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock units not yet recognized was approximately $78.0 million, which is expected to be recognized in the Company's operating results over a weighted average period of 33 months.
The total share-based compensation capitalized as part of inventory as of October 27, 2013 was $2.0 million.

13. Income Taxes
The Company recorded a provision and a benefit for income taxes of $568,000 and $1.1 million, respectively, for the three months ended October 27, 2013 and October 28, 2012 and a provision and a benefit for income taxes of $2.0 million and $420,000, respectively, for the six months ended October 27, 2013 and October 28, 2012. The income tax provisions for the three and six months ended October 27, 2013 include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business. The income tax benefits recognized in the three and six months ended October 28, 2012 were primarily a result of the release of a valuation allowance in one of the foreign jurisdictions in which the Company conducts business.
The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 95% of total deferred tax assets as of October 27, 2013, which management does not believe are more likely than not to be realized in future periods.
Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

14. Pending Litigation
The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of October 27, 2013. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice. On October 25, 2013, the lead plaintiffs filed a notice of appeal of the District Court's dismissal ruling.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. To date, the cases have been stayed pending a ruling in the class action case. Following the

September 30 ruling dismissing the class action case referenced above, the parties in both the federal and state derivative cases are assessing whether and how to proceed.

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
On June 27, 2013, the parties, through their respective counsel, executed a stipulation of settlement and related documents formalizing a settlement agreement that covers all of the above-referenced federal and state cases. The stipulation of settlement provided that, subject to approval by the District Court, the Company would be entitled to receive payments totaling $12.5 million from its insurance carriers and $250,000 from certain individual defendants and would be obligated to make a payment of $6.3 million to plaintiffs' counsel. In addition, under the terms of the settlement, the insurers would release any rights to recoup approximately $3.0 million previously advanced for defense costs. On August 9, 2013, the District Court issued an order preliminarily approving the proposed settlement and scheduling a hearing on October 18, 2013 for consideration of final approval. Following the District Court's preliminary approval, the Company assessed the likelihood of final approval as probable, and accordingly, recognized the recovery of previously incurred direct costs related to the litigation of $12.75 million as an offset to general and administrative expenses and a charge of $6.3 million for the payment to plaintiffs' counsel as general and administrative expense in the first quarter of fiscal 2014. On October 18, 2013, the District Court granted final approval of the settlement.

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

Finisar Michigan Litigation
On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, in its initial answer Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah Omni also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. This motion with respect to the requested injunction was granted on November 19, 2012 as described above with respect to the customer Michigan litigation. The motion for leave to file a motion for summary judgment has been denied pending completion of claim construction. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. The motion for judgment on the pleadings was denied. The motion for permission to add counterclaims of infringement was granted, and Cheetah Omni thereafter added claims accusing the Company's WSS devices of infringement of the two Cheetah Omni patents. The Company intends to defend the counterclaims vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Thomas Swan Litigation
On February 26, 2013, Thomas Swan & Co. Ltd. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe four related Thomas Swan patents. The Company's customer, Fujitsu Network Communications, has been added as a co-defendant in this lawsuit. The Company has performed a review of the asserted patents and believes that the patent claims are not infringed and/or invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for February 2, 2015.

Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe a Mears Technologies patent. The Company has performed an initial review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the counterclaims. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for December 1, 2014.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 27, 2013. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

16. Related Parties
During the three and six months ended October 27, 2013, the Company paid $50,506 and $106,078, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2014, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to him continuing to provide services to Finisar.
During the three and six months ended October 28, 2012, the Company paid $51,649 and $102,224, respectively, in cash compensation to Mr. Gertel's company. In addition, during the first quarter of fiscal 2013. the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to Finisar.
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

We sell our optical products primarily to original equipment manufacturers ("OEMs") of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens, Qlogic and Tellabs, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunications service providers and cable TV operators, collectively referred to as carriers.

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

Results of Operations

Revenues
The following table sets forth changes in revenues by market application:

	Three Months Ended
(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Datacom revenue	$204,257	$139,842	$64,415	46.1%
Telecom revenue	86,465	92,199	(5,734)	(6.2)%
Total revenues	$290,722	$232,041	$58,681	25.3%

	Six Months Ended
(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Datacom revenue	$388,688	$279,306	$109,382	39.2%
Telecom revenue	168,102	173,261	(5,159)	(3.0)%
Total revenues	$556,790	$452,567	$104,223	23.0%

The increases in datacom revenue in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. The decreases in telecom revenue in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide.

Amortization of Acquired Developed Technology

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$1,181	$2,000	$(819)	(41.0)%
Six months ended	$2,774	$3,272	$(498)	(15.2)%

The decreases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to acquired developed technology impairment recognized in the fourth quarter of fiscal 2013.

Gross Profit

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$103,373	$63,874	$39,499	61.8%
As a percentage of revenues	35.6%	27.5%
Six months ended	$194,746	$121,671	$73,075	60.1%
As a percentage of revenues	35.0%	26.9%

The increases in gross margin primarily reflected a more favorable product mix in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013.

Research and Development Expenses

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$44,959	$39,620	$5,339	13.5%
Six months ended	$88,489	$77,789	$10,700	13.8%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to increases in employee compensation related expenses, primarily as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$12,322	$10,219	$2,103	20.6%
Six months ended	$24,127	$20,893	$3,234	15.5%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to increases in employee compensation related expenses primarily as the result of additional activities required as we expand our product offering and customer base.

General and Administrative Expenses

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$15,388	$12,919	$2,469	19.1%
Six months ended	$23,728	$26,261	$(2,533)	(9.6)%

The increase in general and administrative expenses in the three months ended October 27, 2013 compared to the three months ended October 28, 2012 was primarily due to an increase in employee compensation related expenses. The decrease in general and administrative expenses in the six months ended October 27, 2013 compared to the six months ended October 28, 2012 was primarily due to a net benefit of $5.1 million recognized during the quarter ended July 28, 2013 related to the settlement of stock option derivative litigation, partially offset by an increase in employee compensation related expenses.

Amortization of Purchased Intangibles

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$595	$1,062	$(467)	(44.0)%
Six months ended	$1,190	$1,871	$(681)	(36.4)%

The decreases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to purchased intangible assets' impairment recognized in the fourth quarter of fiscal 2013.

Interest Income

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$282	$162	$120	74.1%
Six months ended	$499	$358	$141	39.4%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to higher cash balances during the fiscal 2014 periods compared to the comparable periods in fiscal 2013.

Interest Expense

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$367	$750	$(383)	(51.1)%
Six months ended	$919	$1,397	$(478)	(34.2)%

The decreases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to lower debt balances as a result of repayments of loans during the first quarter of fiscal 2013.

Other Income (Expense), Net

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$495	$(101)	$596	590.1%
Six months ended	$983	$983	$1,003	5,015.0%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to $573,000 of accelerated amortization of debt issuance costs related to a revolving credit facility that was terminated during the second quarter of fiscal 2013 and $664,000 recovered from an escrow during the first quarter of fiscal 2014 related to the sale of one of our minority investments in fiscal 2012.

Non-controlling Interest

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$14	$(156)	$170	109.0%
Six months ended	$190	$(144)	$334	231.9%

Non-controlling interest for the three and six months ended October 27, 2013 and October 28, 2012 represents minority shareholders' proportionate share of the net income (loss) of our majority-owned subsidiary, Finisar Korea.

Provision for Income Taxes.

(in thousands, except percentages)	October 27, 2013	October 28, 2012	Change	% Change
Three months ended	$568	$(1,062)	$1,630	153.5%
Six months ended	$1,989	$(420)	$2,409	573.6%

The income tax provisions for the three and six months ended October 27, 2013 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business. The income tax benefits recognized in the three and six months ended October 28, 2012 were primarily a result of the release of a valuation allowance in one of the foreign jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	October 27, 2013	October 28, 2012
Net cash provided by operating activities	$70.3	$69.7
Net cash used in investing activities	$(57.2)	$(43.2)
Net cash provided by financing activities	$14.3	$1.4

Operating Cash Flows
Net cash provided by operating activities in the six months ended October 27, 2013 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $51.4 million, and a $36.9 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $38.9 million primarily due to the increase in revenues during the year. Inventory increased by $34.3 million primarily due to increased purchases to support the increased sales level. Net cash provided by operating activities in the six months ended October 28, 2012 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $49.6 million, and a $25.8 million decrease in working capital primarily related to decreases in accounts receivable and inventory. Accounts receivable decreased by $15.1 million primarily due to strong collections during the second quarter. Inventory decreased by $17.1 million due to usage in the manufacturing process.

Investing Cash Flows
Net cash used in investing activities in the six months ended October 27, 2013 primarily consisted of $57.6 million of expenditures for capital equipment. Net cash used in investing activities in the six months ended October 28, 2012 consisted of $20.6 million related to the acquisition of Red-C and $33.3 million of expenditures for capital equipment. The increase in expenditures for capital equipment related primarily to our new manufacturing facility in Wuxi, China.

Financing Cash Flows
Net cash provided by financing activities for the six months ended October 27, 2013 primarily reflected proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $9.6 million and proceeds from a bank loan totaling $4.7 million. Net cash provided by financing activities for the six months ended October 28, 2012 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $4.6 million, partially offset by repayments of borrowings totaling $3.2 million.

Contractual Obligations and Commercial Commitments

At October 27, 2013, we had contractual obligations of $223.4 million as shown in the following table:

		Payments Due by Period
		Less than			After
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Convertible debt	$40,015	$40,015	$—	$—	$—
Interest on debt (a)	2,181	2,181	—	—	—
Short-term debt	4,700	4,700	—	—	—
Operating leases (b)	58,308	10,877	18,052	16,375	13,004
Facility construction	5,193	5,193	—	—	—
Purchase obligations (c)	112,979	112,979	—	—	—
Total contractual obligations	$223,376	$175,945	$18,052	$16,375	$13,004
_________________

(a)	Includes interest through October 2014 on our 5% Convertible Senior Notes due October 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

Convertible debt consists of a series of convertible senior notes in the aggregate principal amount of $40 million due October 15, 2029. The notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. The notes are redeemable by us, in whole or in part, at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

Interest on debt consists of the scheduled interest payments on our convertible debt and our short-term debt.

Short-term debt consists of a bank loan to our Korean subsidiary. The loan bears interest at 4.17% per annum. Interest is payable monthly and principal is due in September 2014.

Operating lease obligations consist primarily of base rents for facilities we occupy at various locations.

Facility construction obligations consist primarily of our ongoing commitments related to construction of our manufacturing operations facility in Wuxi, China.

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
Our subcontractors purchase materials based on forecasts provided by us. We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities held by subcontractors on our behalf to fulfill the subcontractors' purchase order obligations at their facilities which are in excess of our future demand forecasts. As of October 27, 2013, the liability for these purchase commitments of $1.8 million has been expensed and recorded on the condensed consolidated balance sheet as other accrued liabilities and is not included in the preceding table.
We believe we have made adequate provisions for potential exposure related to inventory purchases for orders that may not be utilized.

Sources of Liquidity and Capital Resource Requirements

At October 27, 2013, our principal sources of liquidity consisted of $316.5 million of cash and cash equivalents, of which $51.3 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At October 27, 2013 and April 28, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended October 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          Reference is made to “Part I, Item 1, Financial Statements - Note 14. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 27, 2013.

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

     The networking industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved as a defendant in patent infringement litigation and have been involved in the past as a defendant in such lawsuits. In one such lawsuit involving two of our cable TV products, we were found liable for infringement, and the two products have subsequently been redesigned. In addition, in connection with a patent infringement lawsuit that we initiated in January 2010, the defendants raised counterclaims alleging patent infringement by us, and in a later case, the defendant also raised patent infringement counterclaims against us. In connection with our settlement of two of the cases, we received royalty free licenses to the patents involved. While, as a result of various procedural events in the 2010 lawsuit and a tolling agreement between the parties, certain patent counterclaims are not currently being asserted against us, such claims could be re-asserted against us in the future. From time to time, other parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a user of our products in combination with other products that such use infringes proprietary rights of third parties could cause users to choose to not or be required to not utilize our products in such combination, which could harm our sales of such products. Any claims, against us or any use of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

     Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2013, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $1.8 million in such equity investments remaining on our balance sheet as of October 27, 2013 in future periods.

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

     As of October 27, 2013, we had outstanding 5.0% Convertible Senior Notes due 2029 in the principal amount of $40.0 million. These notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding convertible notes at this conversion price, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

Dated: December 5, 2013