Form 10-Q
period 2014-01-26
FINISAR CORP
filed 2014-03-06
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 26, 2014
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

     At February 28, 2014, there were 96,767,546 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 26, 2014

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 26, 2014	April 28, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$374,902	$289,076
Short-term investments	179,847	—
Accounts receivable, net of allowance for doubtful accounts of $868 at January 26, 2014 and $958 at April 28, 2013	195,442	149,612
Accounts receivable, other	24,274	16,538
Inventories	247,126	200,670
Deferred tax assets	27	1,224
Prepaid expenses	22,737	17,178
Total current assets	1,044,355	674,298
Property, equipment and improvements, net	247,394	201,442
Purchased intangible assets, net	10,523	14,893
Other intangible assets, net	11,453	15,564
Goodwill	90,986	90,986
Minority investments	2,041	884
Other assets	21,034	9,780
Total assets	$1,427,786	$1,007,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$96,723	$77,630
Accrued compensation	46,402	31,492
Other accrued liabilities	26,370	23,533
Deferred revenue	15,620	9,182
Short-term debt	4,230	—
Current portion of convertible debt	40,015	—
Total current liabilities	229,360	141,837
Long-term liabilities:
Convertible debt, net of current portion	210,029	40,015
Other non-current liabilities	11,680	13,480
Total liabilities	451,069	195,332
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 26, 2014 and April 28, 2013	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 96,721,272 shares and 93,778,620 shares issued and outstanding at January 26, 2014 and April 28, 2013, respectively	97	94
Additional paid-in capital	2,440,849	2,350,146
Accumulated other comprehensive income	18,980	28,525
Accumulated deficit	(1,488,923)	(1,571,960)
Finisar Corporation stockholders' equity	971,003	806,805
Non-controlling interest	5,714	5,710
Total stockholders' equity	976,717	812,515
Total liabilities and stockholders' equity	$1,427,786	$1,007,847
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013

Revenues	$294,018	$238,351	$850,808	$690,918
Cost of revenues	187,368	168,377	546,638	496,001
Amortization of acquired developed technology	961	1,930	3,735	5,202
Gross profit	105,689	68,044	300,435	189,715
Operating expenses:
Research and development	46,734	39,725	135,223	117,514
Sales and marketing	10,911	10,398	35,038	31,291
General and administrative	14,353	12,797	38,081	39,058
Amortization of purchased intangibles	595	1,035	1,785	2,906
Impairment of long-lived assets	—	4,886	—	4,886
Total operating expenses	72,593	68,841	210,127	195,655
Income (loss) from operations	33,096	(797)	90,308	(5,940)
Interest income	335	186	834	544
Interest expense	(1,663)	(648)	(2,582)	(2,045)
Other income (expense), net	(1,873)	(275)	(890)	(295)
Income (loss) before income taxes and non-controlling interest	29,895	(1,534)	87,670	(7,736)
Provision for income taxes	2,827	2,153	4,816	1,733
Consolidated net income (loss)	27,068	(3,687)	82,854	(9,469)
Adjust for net (income) loss attributable to non-controlling interest	(7)	280	183	136
Net income (loss) attributable to Finisar Corporation	$27,061	$(3,407)	$83,037	$(9,333)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.28	$(0.04)	$0.87	$(0.10)
Diluted	$0.26	$(0.04)	$0.82	$(0.10)
Shares used in computing net income (loss) per share:
Basic	96,394	93,097	95,649	92,624
Diluted	104,361	93,097	103,491	92,624

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Consolidated net income (loss)	$27,068	$(3,687)	$82,854	$(9,469)
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(8,336)	558	(9,545)	(1,816)
Total other comprehensive income (loss), net of tax	(8,336)	558	(9,545)	(1,816)
Total consolidated comprehensive income (loss)	18,732	(3,129)	73,309	(11,285)
Adjust for comprehensive (income) loss attributable to non-controlling interest, net of tax	(7)	280	183	136
Comprehensive income (loss) attributable to Finisar Corporation	$18,725	$(2,849)	$73,492	$(11,149)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 26, 2014	January 27, 2013
Operating activities
Consolidated net income (loss)	$82,854	$(9,469)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	44,551	39,112
Amortization	5,878	8,667
Stock-based compensation expense	29,437	26,048
(Gain) loss on sale or retirement of assets and asset disposal group	(128)	25
Impairment of long-lived assets	—	4,886
Equity in earnings of equity method investment	(509)	—
Amortization of discount on 0.50% Convertible Senior Notes due 2033	927	—
Changes in operating assets and liabilities:
Accounts receivable	(47,905)	15,561
Inventories	(55,544)	18,465
Other assets	(16,727)	4,259
Deferred income taxes	1,197	1,249
Accounts payable	20,214	(7,845)
Accrued compensation	13,137	(1,732)
Other accrued liabilities	2,573	2,935
Deferred revenue	4,959	(689)
Net cash provided by operating activities	84,914	101,472
Investing activities
Additions to property, equipment and improvements	(93,028)	(65,281)
Sale of minority investment	—	10,495
Net proceeds from sale of property and equipment and asset disposal group	457	194
Acquisitions, net of cash acquired	—	(20,580)
Purchases of short-term investments	(179,847)	—
Purchase of intangible assets	—	(201)
Net cash used in investing activities	(272,418)	(75,373)
Financing activities
Repayments of debt	—	(3,150)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2033, net of issuance costs	255,000	—
Proceeds from a bank loan	4,230	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	14,100	7,961
Net cash provided by financing activities	273,330	4,811
Net increase in cash and cash equivalents	85,826	30,910
Cash and cash equivalents at beginning of period	289,076	234,544
Cash and cash equivalents at end of period	$374,902	$265,454
Supplemental disclosure of cash flow information
Cash paid for interest	$1,067	$1,011
Cash paid for taxes	$3,276	$1,733

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 26, 2014 and for the three and nine month periods ended January 26, 2014 and January 27, 2013 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 26, 2014, its operating results for the three and nine month periods ended January 26, 2014 and January 27, 2013, and its cash flows for the nine month periods ended January 26, 2014 and January 27, 2013. Operating results for the three and nine month periods ended January 26, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending April 27, 2014. The condensed consolidated balance sheet as of April 28, 2013 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 28, 2013.

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

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 28, 2013. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

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

4. Net Income (Loss) per Share
Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units (under the treasury stock method), 5.0% Convertible Senior Notes due 2029 (on an as-if-converted basis), and 0.50% Convertible Senior Notes due 2033 (under the treasury stock method) outstanding during the period.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Numerator:
Net income (loss) attributable to Finisar Corporation	$27,061	$(3,407)	$83,037	$(9,333)
Numerator for basic net income (loss) per share	27,061	(3,407)	83,037	(9,333)
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	539	—	1,617	—
Numerator for diluted net income (loss) per share	$27,600	$(3,407)	$84,654	$(9,333)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	96,394	93,097	95,649	92,624
Effect of dilutive securities:
Stock options and restricted stock units	4,219	—	4,094	—
5.0% Convertible Senior Notes due 2029	3,748	—	3,748	—
Dilutive potential common shares	7,967	—	7,842	—
Denominator for diluted net income (loss) per share	104,361	93,097	103,491	92,624
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.28	$(0.04)	$0.87	$(0.10)
Diluted	$0.26	$(0.04)	$0.82	$(0.10)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Stock options and restricted stock units	664	4,215	1,073	4,597
Conversion of 5.0% Convertible Senior Notes due 2029	—	3,748	—	3,748
Conversion of 0.50% Convertible Senior Notes due 2033 (1)	—	—	—	—
	664	7,963	1,073	8,345
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

5. Inventories
Inventories consist of the following as of January 26, 2014 and April 28, 2013:

(in thousands)	January 26, 2014	April 28, 2013
Raw materials	$47,624	$44,705
Work-in-process	118,993	95,937
Finished goods	80,509	60,028
Total inventories	$247,126	$200,670

6. Property, Equipment and Improvements
Property, equipment and improvements consist of the following as of January 26, 2014 and April 28, 2013:

(in thousands)	January 26, 2014	April 28, 2013
Land and buildings	$46,134	$29,834
Computer equipment	51,328	54,868
Office equipment, furniture and fixtures	4,420	5,373
Machinery and equipment	399,873	352,032
Leasehold property and improvements	35,088	32,665
Total	536,843	474,772
Accumulated depreciation and amortization	(289,449)	(273,330)
Property, equipment and improvements (net)	$247,394	$201,442

7. Intangible Assets
The following table reflects intangible assets subject to amortization as of January 26, 2014 and April 28, 2013:

	January 26, 2014
	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Purchased technology	$101,044	$(90,521)	$10,523
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	26,944	(18,002)	8,942
Purchased internal use software, backlog and in-process research and development	3,396	(2,164)	1,232
Purchased patents	1,872	(593)	1,279
Total	$134,428	$(112,452)	$21,976

	April 28, 2013
	Gross Carrying	Accumulated	Net Carrying
(in thousands)	Amount	Amortization	Amount
Purchased technology	$101,044	$(86,786)	$14,258
Purchased trade name	2,072	(2,072)	—
Purchased customer relationships	31,602	(21,120)	10,482
Purchased internal use software, backlog and in-process research and development	3,396	(1,920)	1,476
Purchased patents	1,872	(429)	1,443
Total	$139,986	$(112,327)	$27,659

Estimated remaining amortization expense for the next five fiscal years and thereafter is as follows (in thousands):

Year	Amount
2014 (remainder of year)	$1,610
2015	6,356
2016	6,092
2017	4,065
2018	2,149
2019 and beyond	1,704
Total	$21,976

8. Debt

0.50% Convertible Senior Notes Due 2033
In December 2013, the Company issued and sold $258.8 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2033 (the "2033 Notes") at par. The terms of the notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The notes will mature on December 15, 2033, unless earlier repurchased, redeemed or converted. The notes are senior unsecured and unsubordinated obligations of the Company, and are effectively subordinated to the Company's secured indebtedness and the indebtedness and other liabilities of the Company's subsidiaries. The notes bear interest at a rate of 0.5% per year, payable semi-annually in arrears on June 15 and December 15 each year.

Holders of the notes may convert their notes at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 33.1301 shares of common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $30.18 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December 22, 2018, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such notes ("make-whole feature").

Holders will have the option to require the Company to redeem for cash any notes held by them in the event of a fundamental change at a purchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any notes held by them on December 15, 2018, December 15, 2023 and December 15, 2028 at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the notes in whole or in part at any time on or after December 22, 2018 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company considered the features embedded in the notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 26, 2014, the remaining debt discount amortization period was 58 months.

The notes consisted of the following:

As of
(in thousands)	January 26, 2014
Liability component:
Principal	$258,750
Unamortized debt discount	(48,721)
Net carrying amount of the liability component	$210,029
Carrying amount of the equity component	$49,648

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $3.1 million, allocated to the liability component, were recognized as a non-current asset and are amortized. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

The following table sets forth interest expense information related to the notes:

Three and Nine Months Ended
(in thousands, except percentages)	January 26, 2014
Contractual interest expense	$135
Amortization of the debt discount	927
Amortization of issuance costs	24
Total interest cost	$1,086
Effective interest rate on the liability component	4.87%

The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the Notes in cash.

Korean Bank Loan
During the second quarter of fiscal 2014, the Company's Korean subsidiary entered into a loan agreement with a Korean bank. Under this agreement, the subsidiary borrowed a total of $4.2 million at an interest rate of 4.17% per annum. The interest is payable monthly and the principal is payable in September 2014. The loan is secured by the subsidiary's fixed assets.

5.0% Convertible Senior Notes Due 2029
The terms of the Company's 5.0% Convertible Senior Notes due 2029 (the "2029 Notes") include a provision that allows the holders to require the Company to redeem, for cash, any of their notes on October 15, 2014 at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. Accordingly, all $40.0 million of the 2029 Notes principal amount outstanding as of January 26, 2014 was classified as a current liability as of that date.

9. Investments

Fixed Income Securities
The Company's portfolio of fixed income securities consists of commercial paper notes and term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months. Investments with original maturities of three months or less are classified as cash equivalents. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

The Company's investments in fixed income securities as of January 26, 2014 and April 28, 2013 were as follows:

	January 26, 2014				April 28, 2013
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$119,835	$—	$—	$119,835	$—	$—	$—	$—
Certificates of deposit	120,000	—	—	120,000	—	—	—	—
Total	$239,835	$—	$—	$239,835	$—	$—	$—	$—
Reported as:
Cash equivalents	$59,988	$—	$—	$59,988	$—	$—	$—	$—
Short-term investments	179,847	—	—	179,847	—	—	—	—
Total	$239,835	$—	$—	$239,835	$—	$—	$—	$—

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three and nine month periods ended January 26, 2014 and January 27, 2013 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
Included in minority investments at both January 26, 2014 and April 28, 2013 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $1,157,000 and $0 at January 26, 2014 and April 28, 2013, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At January 26, 2014, the Company had a 19.9% ownership interest in this company. For the three and nine month periods ended January 26, 2014, the Company recorded income of $200,000 and $509,000, respectively, representing its share of the net income of this minority investee, which was included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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
Changes in the Company's warranty liability during the following period were as follows:

Nine Months Ended
(in thousands)	January 26, 2014
Beginning balance at April 28, 2013	$4,155
Additions during the period based on product sold	4,618
Change in estimate	(1,699)
Settlements and expirations	(1,875)
Ending balance at January 26, 2014	$5,199

11. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of January 26, 2014 and April 28, 2013 were as follows:

	January 26, 2014					April 28, 2013
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$15,324	$15,324	$—	$—	$15,324	$—	$—	$—	$—	$—
Commercial paper	119,835	—	119,835	—	119,835	—	—	—	—	—
Certificates of deposit	120,000	—	120,000	—	120,000	—	—	—	—	—
Total	$255,159	$15,324	$239,835	$—	$255,159	$—	$—	$—	$—	$—

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of January 26, 2014, the carrying value of the Company's minority investments in these privately held companies was $2.0 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of January 26, 2014 and April 28, 2013 were as follows:

	January 26, 2014					April 28, 2013
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$40,015	$86,720	$—	$—	$86,720	$40,015	$59,931	$—	$—	$59,931
2033 Notes	258,750	268,923	—	—	268,923	—	—	—	—	—
Short-term debt	4,230	—	4,230	—	4,230	—	—	—	—	—
Total	$302,995	$355,643	$4,230	$—	$359,873	$40,015	$59,931	$—	$—	$59,931

The fair value of the 2029 Notes and 2033 Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

The fair value of short-term debt is estimated by discounting the contractual cash flows at the current interest rates charged for similar debt instruments.

12. Stockholders' Equity
The Company's share-based compensation expense was recorded in the following cost and expense categories:

	Three Months Ended		Nine Months Ended
(in thousands)	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Cost of revenues	$2,140	$1,992	$6,163	$5,058
Research and development	3,760	2,401	10,866	8,323
Sales and marketing	1,310	830	3,741	2,786
General and administrative	2,558	2,167	7,509	7,814
Total	$9,768	$7,390	$28,279	$23,981
The number of shares of common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	January 26, 2014	January 27, 2013	January 26, 2014	January 27, 2013
Employee stock purchase plan	268,289	237,832	608,946	577,136
Exercises of stock options	108,921	64,262	633,665	176,806
Restricted stock units vesting	144,360	107,676	1,618,326	1,141,107
As of January 26, 2014, total compensation expense, net of estimated forfeitures, related to unvested stock options and unvested restricted stock units not yet recognized was approximately $71.6 million, which is expected to be recognized in the Company's operating results over a weighted average period of 31 months.
The total share-based compensation capitalized as part of inventory as of January 26, 2014 was $2.0 million.

13. Income Taxes
The Company recorded provisions for income taxes of $2.8 million and $2.2 million, respectively, for the three month periods ended January 26, 2014 and January 27, 2013 and $4.8 million and $1.7 million, respectively, for the nine month periods ended January 26, 2014 and January 27, 2013. The income tax provisions for the three and nine month periods ended January 26, 2014 and January 27, 2013 include state taxes and foreign income taxes arising in certain foreign jurisdictions in which the Company conducts business.

The Company records a valuation allowance against its deferred tax assets for each period in which management concludes that it is more likely than not that the deferred tax assets will not be realized. Realization of the Company's net deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 94% of total deferred tax assets as of January 26, 2014, which management does not believe are more likely than not to be realized in future periods.
Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth by Internal Revenue Code Sections 382 and 383 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before full utilization.

14. Pending Litigation
The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of January 26, 2014. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

Class Action and Shareholder Derivative Litigation

March 8, 2011 Earnings Announcement Cases
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice. On October 25, 2013, the lead plaintiffs filed a notice of appeal of the District Court's dismissal ruling, and the appeal is pending.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. Following the September 30 ruling dismissing the class action case, the derivative cases remain stayed, subject to the right of the parties to reinstate them.

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
Following the Company's announcement on November 30, 2006 that the Audit Committee of the board of directors had voluntarily commenced an investigation of the Company's historical stock option grant practices, the Company was named as a nominal defendant in several shareholder derivative cases. These cases were consolidated into two proceedings in federal and state courts in California. The federal court cases were consolidated in the United States District Court for the Northern District of California. The state court cases were consolidated in the Superior Court of California for the County of Santa Clara. The plaintiffs in all cases alleged that certain of the Company's current or former officers and directors caused the Company to grant stock options at less than fair market value, contrary to the Company's public statements (including its financial statements), and that, as a result, those officers and directors were liable to the Company. No specific amount of damages was alleged, and by the nature of the lawsuits, no damages could be alleged against the Company. The state court action was stayed pending resolution of the consolidated federal court action. On June 12, 2007, the plaintiffs in the federal court case filed an amended complaint to reflect the results of the stock option investigation announced by the Audit Committee in June 2007. On August 28, 2007, the Company and the individual defendants filed motions to dismiss the complaint. On January 11, 2008, the Court granted the motions to dismiss, with leave to amend. On May 12, 2008, the plaintiffs filed an amended complaint. The Company and the individual defendants filed motions to dismiss the amended complaint on July 1, 2008. The Court granted the motions to dismiss on September 22, 2009, and entered judgment in favor of the defendants. The plaintiffs appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On April 26, 2011, a panel of the Ninth Circuit reversed the District Court ruling and remanded the case to the District Court for further proceedings. The individual defendants filed additional motions to dismiss the case in the District Court. On July 12, 2012, the District Court issued an order granting the motion as to certain claims and individual defendants, with leave to amend except as to certain defendants, and denying the motion as to other claims and individual defendants.
On June 27, 2013, the parties, through their respective counsel, executed a stipulation of settlement and related documents formalizing a settlement agreement that covers all of the above-referenced federal and state cases. The stipulation of settlement provided that, subject to approval by the District Court, the Company would be entitled to receive payments totaling $12.5 million from its insurance carriers and $250,000 from certain individual defendants and would be obligated to make a payment of $6.3 million to plaintiffs' counsel. In addition, under the terms of the settlement, the insurers would release any rights to recoup approximately $3.0 million previously advanced for defense costs. On August 9, 2013, the District Court issued an order preliminarily approving the proposed settlement. Following the District Court's preliminary approval, the Company assessed the likelihood of final approval as probable, and accordingly, recognized the recovery of previously incurred direct costs related to the litigation of $12.75 million as an offset to general and administrative expenses and a charge of $6.3 million for the payment to plaintiffs' counsel as general and administrative expense in the first quarter of fiscal 2014. On October 18, 2013, the District Court granted final approval of the settlement. Thereafter, the payments to the Company and plaintiffs' counsel were made in accordance with the terms of the stipulation of settlement.

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

Thomas Swan Litigation
On February 26, 2013, Thomas Swan & Co. Ltd. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe four related Thomas Swan patents. The Company's customer, Fujitsu Network Communications, has been added as a co-defendant in this lawsuit. The Company has performed a review of the asserted patents and believes that the patent claims are not infringed and/or are invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for February 2, 2015.

Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe a Mears Technologies patent. The Company has performed an initial review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for December 1, 2014.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 26, 2014. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

16. Related Parties
During the three and nine month periods ended January 26, 2014, the Company paid $46,004 and $152,082, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2014, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to him continuing to provide services to Finisar.
During the three and nine month periods ended January 27, 2013, the Company paid $50,466 and $152,690, respectively, in cash compensation to Mr. Gertel's company. In addition, during the first quarter of fiscal 2013, the Company granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a fair market value of $49,086, which vest as follows: 25% on June 14, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 14, 2016, subject to him continuing to provide services to Finisar.
Amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

17. Subsequent Event
On January 31, 2014, the Company acquired all outstanding equity interests in u2t Photonics AG (“u2t”), a German company engaged in research, development and marketing of optical components for high-speed telecom applications, for approximately $20 million in cash, subject to certain adjustments. With this transaction, the Company will add u2t's Indium-Phosphide (“InP”) -based 100 Gbps high speed receivers and photodetectors to its existing portfolio of high speed optics technologies. In addition, this acquisition will consolidate the Company’s previously announced partnership with u2t on InP-based IQ Mach-Zehnder modulators for 100 Gbps coherent applications. These receiver, photodiode and modulator technologies and products, when combined with the Company’s narrow-line width tunable lasers, will provide a full suite of optical components and enable the Company to offer its customers vertically integrated modules for the 100 Gbps coherent metro and long haul markets. Due to the timing of closing, the Company has not yet finalized its accounting for this acquisition. Accordingly, financial statement disclosures otherwise required by ASC 805 for business combinations have not been presented herein.

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

Results of Operations

Revenues
The following table sets forth changes in revenues by market application:

	Three Months Ended
(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Datacom revenue	$210,363	$147,670	$62,693	42.5%
Telecom revenue	83,655	90,681	(7,026)	(7.7)%
Total revenues	$294,018	$238,351	$55,667	23.4%

	Nine Months Ended
(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Datacom revenue	$599,051	$426,976	$172,075	40.3%
Telecom revenue	251,757	263,942	(12,185)	(4.6)%
Total revenues	$850,808	$690,918	$159,890	23.1%

The increases in datacom revenue in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. The decreases in telecom revenue in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to a decline in average selling prices.

Amortization of Acquired Developed Technology

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$961	$1,930	$(969)	(50.2)%
Nine months ended	$3,735	$5,202	$(1,467)	(28.2)%

The decreases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to acquired developed technology impairment recognized in the fourth quarter of fiscal 2013.

Gross Profit

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$105,689	$68,044	$37,645	55.3%
As a percentage of revenues	35.9%	28.5%
Nine months ended	$300,435	$189,715	$110,720	58.4%
As a percentage of revenues	35.3%	27.5%

The increases in gross margin primarily reflected a more favorable product mix in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013.

Research and Development Expenses

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$46,734	$39,725	$7,009	17.6%
Nine months ended	$135,223	$117,514	$17,709	15.1%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$10,911	$10,398	$513	4.9%
Nine months ended	$35,038	$31,291	$3,747	12.0%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to increases in employee compensation related expenses principally as the result of additional activities required as we expand our product offering and customer base.

General and Administrative Expenses

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$14,353	$12,797	$1,556	12.2%
Nine months ended	$38,081	$39,058	$(977)	(2.5)%

The increase in general and administrative expenses in the three months ended January 26, 2014 compared to the three months ended January 27, 2013 was primarily due to an increase in employee compensation related expenses. The decrease in general and administrative expenses in the nine months ended January 26, 2014 compared to the nine months ended January 27, 2013 was primarily due to a net benefit of $5.1 million recognized during the quarter ended July 28, 2013 related to the settlement of stock option derivative litigation, partially offset by an increase in employee compensation related expenses.

Amortization of Purchased Intangibles

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$595	$1,035	$(440)	(42.5)%
Nine months ended	$1,785	$2,906	$(1,121)	(38.6)%

The decreases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to purchased intangible assets' impairment recognized in the fourth quarter of fiscal 2013.

Interest Income

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$335	$186	$149	80.1%
Nine months ended	$834	$544	$290	53.3%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to higher cash balances during the fiscal 2014 periods compared to the comparable periods in fiscal 2013.

Interest Expense

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$1,663	$648	$1,015	156.6%
Nine months ended	$2,582	$2,045	$537	26.3%

The increases in each of the fiscal 2014 periods relative to comparable periods in fiscal 2013 were primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$(1,873)	$(275)	$(1,598)	(581.1)%
Nine months ended	$(890)	$(295)	$(595)	(201.7)%

The increase in other expense in the three months ended January 26, 2014 compared to the three months ended January 27, 2013 was primarily due to foreign currency exchange losses. The increase in other income in the nine months ended January 26, 2014 compared to the nine months ended January 27, 2013 was primarily due to foreign currency exchange losses, partially offset by $664,000 recovered from an escrow during the first quarter of fiscal 2014 related to the sale of one of our minority investments in fiscal 2012 and $573,000 of accelerated amortization of debt issuance costs related to a revolving credit facility that was terminated during the second quarter of fiscal 2013.

Non-controlling Interest

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$(7)	$280	$(287)	102.5%
Nine months ended	$183	$136	$47	(34.6)%

Non-controlling interest for the three and nine months ended January 26, 2014 and January 27, 2013 represents minority shareholders' proportionate share of the net income (loss) of our majority-owned subsidiary, Finisar Korea.

Provision for Income Taxes

(in thousands, except percentages)	January 26, 2014	January 27, 2013	Change	% Change
Three months ended	$2,827	$2,153	$674	(31.3)%
Nine months ended	$4,816	$1,733	$3,083	(177.9)%

The income tax provisions for the three and nine months ended January 26, 2014 and January 27, 2013 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 26, 2014	January 27, 2013
Net cash provided by operating activities	$84.9	$101.5
Net cash used in investing activities	$(272.4)	$(75.4)
Net cash provided by financing activities	$273.3	$4.8

Operating Cash Flows
Net cash provided by operating activities in the nine months ended January 26, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $80.2 million, and a $78.1 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $47.9 million primarily due to the increase in revenues during the year. Inventory increased by $55.5 million primarily due to increased purchases to support the increased sales level. Net cash provided by operating activities in the nine months ended January 27, 2013 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $78.7 million, and a $32.2 million decrease in working capital primarily related to decreases in accounts receivable and inventory. Accounts receivable decreased by $15.6 million primarily due to strong collections during the nine months ended January 27, 2013. Inventory decreased by $18.5 million due to usage in the manufacturing process.

Investing Cash Flows
Net cash used in investing activities in the nine months ended January 26, 2014 primarily consisted of $93.0 million of expenditures for capital equipment and $179.8 million of purchases of short-term marketable securities. Net cash used in investing activities in the nine months ended January 27, 2013 consisted of $20.6 million related to the acquisition of Red-C and $65.3 million of expenditures for capital equipment, partially offset by $10.5 million in proceeds from the sale of a minority interest in a privately-held company. The increase in expenditures for capital equipment related primarily to our new manufacturing facility in Wuxi, China.

Financing Cash Flows
Net cash provided by financing activities for the nine months ended January 26, 2014 primarily reflected $255.0 million of proceeds, net of issuance costs, from issuance of the 2033 Notes, proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $14.1 million and proceeds from a bank loan totaling $4.2 million. Net cash provided by financing activities for the nine months ended January 27, 2013 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans totaling $8.0 million, partially offset by repayments of borrowings totaling $3.2 million.

Contractual Obligations and Commercial Commitments

Our contractual obligations at January 26, 2014 were as follows:

		Payments Due by Period
		Less than			After
(in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
5.0% Convertible Senior Notes due 2029	$40,015	$40,015	$—	$—	$—
0.50% Convertible Senior Notes due 2033	258,750	—	—	258,750	—
Interest on 2029 Notes (a)	2,001	2,001	—	—	—
Interest on 2033 Notes (b)	6,308	1,294	2,588	2,426
Short-term debt	4,348	4,348	—	—	—
Operating leases (c)	58,204	8,656	19,883	16,660	13,005
Facility construction	10,706	10,706	—	—	—
Purchase obligations (d)	116,461	116,461	—	—	—
Total contractual obligations	$496,793	$183,481	$22,471	$277,836	$13,005
_________________

(a)	Includes interest through October 2014 on our 5.0% Convertible Senior Notes due 2029 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes interest through December 2018 on our 0.50% Convertible Senior Notes due 2033 as we have to right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

(d)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order.

The 2029 Notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024. These notes are redeemable by us, in whole or in part, at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption.

The 2033 Notes are convertible into shares of our common stock at specified conversion prices by the holders prior to June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98%

of the product of the last reported sale price of our common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2033 until the maturity, holders may convert their notes at any time, regardless of whether any of the foregoing circumstances have occurred. The 2033 Notes are also subject to redemption by the holders in December 2018, 2023 and 2028. These notes are redeemable by us, in whole or in part, at any time on or after December 22, 2018.

Short-term debt consists of a bank loan to our Korean subsidiary and related scheduled interest payments. The loan bears interest at 4.17% per annum. Interest is payable monthly and principal is due in September 2014.

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

Sources of Liquidity and Capital Resource Requirements

At January 26, 2014, our principal sources of liquidity consisted of approximately $555 million of cash and cash equivalents and short-term investments, of which approximately $71 million was held by our foreign subsidiaries.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2029 Notes, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024, or our 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2033 and 2028. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At January 26, 2014 and April 28, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 14. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 26, 2014.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Avago Technologies, JDS Uniphase and Oclaro. Our principal competitors for telecommunication applications include JDS Uniphase, Oclaro and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2029 Notes, in the aggregate principal amount of $40 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024, or our 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2033 and 2028. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

Our international business and operations expose us to additional risks.

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facilities are located in Malaysia and China. We currently operate smaller facilities in Australia, Israel, Korea and Sweden, and we are further expanding one of our manufacturing facilities in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2013, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.0 million in such equity investments remaining on our balance sheet as of January 26, 2014 in future periods.

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

As of January 26, 2014, we had outstanding an aggregate principal amount of $40.0 million of our 2029 Notes and an aggregate principal amount of $258.8 million of our 2033 Notes. The 2029 Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share, and the 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustment. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding 2029 Notes and an aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Indenture dated as of December 16, 2013, by and between Finisar Corporation and Wells Fargo Bank, National Association (1)

10.1	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________
(1) Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

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

Dated: March 6, 2014