Form 10-K
period 2014-04-27
FINISAR CORP
filed 2014-06-26
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 27, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

000-27999
(Commission File No.)
Finisar Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3038428 (I.R.S. Employer Identification No.)
1389 Moffett Park Drive, Sunnyvale, California (Address of principal executive offices)	94089 (Zip Code)
Registrant’s telephone number, including area code: 408-548-1000
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $.001 par value	NASDAQ Stock Market
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 27, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 25, 2013 of $23.35 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of May 30, 2014, there were 97,311,368 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED APRIL 27, 2014

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

Our line of optical components consists primarily of packaged lasers, receivers and photodetectors for data communication and telecommunication applications and passive optical components used in telecommunication applications.

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

We sell our optical products primarily to original equipment manufacturers ("OEMs") of storage systems, networking equipment and telecommunication equipment, such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens and Qlogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.

We were incorporated in California in April 1987 and reincorporated in Delaware in November 1999. Our principal executive offices are located at 1389 Moffett Park Drive, Sunnyvale, California 94089, and our telephone number at that location is +1-408-548-1000.

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

•
Continue to Strengthen Our Lower-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, lower-cost, high value-added products. We achieve lower product costs through the introduction of new technologies, product design and market presence. Our in-house lower-cost manufacturing resources are also a key factor in our ability to offer a lower-cost product solution. We have established our own manufacturing facilities in Ipoh, Malaysia and in Shanghai and Wuxi, China in order to take advantage of lower-cost labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying component technologies, such as our laser, detector, and IC design and development capabilities, enables us to accelerate our product development efforts to be able to introduce new low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

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

Our high-speed optical subsystems are engineered to deliver value-added functionality and intelligence. Our optical subsystem products typically include a microprocessor with proprietary embedded software that provides customers real-time monitoring of transmitted and received optical power, temperature, drive current and other link parameters for each port in their systems.

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 16 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 100 Gbps using the SFP, SFP+, XFP, X2, QSFP, CXP, CFP, CFP2, CFP4, and proprietary form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40 and 100 Gbps.

We also offer a full line of optical subsystems for telecommunication applications using wavelength division multiplexing, or WDM technologies. Our products include coarse wavelength division multiplexing, or CWDM, transceivers in the SFP form factor and dense wavelength division multiplexing, or DWDM, transceivers in the SFP, SFP+, XFP, and CFP form factors. These products include both fixed wavelength transceivers and tunable transceivers that are capable of dynamically tuning across a range of wavelengths in the C- and L-Bands.

As a result of several acquisitions, we have gained access to leading-edge technology for the manufacture of a number of active and passive optical components including vertical cavity surface emitting lasers, or VCSELs; Fabry-Perot, or FP, lasers; distributed feedback, or DFB, lasers; tunable lasers; positive intrinsic negative, or PIN, detectors; high-speed integrated waveguide detectors; Mach Zehnder Modulators; fused fiber couplers; isolators; filters; polarization beam combiners; interleavers; and amplifiers. Most of these optical components are used internally in the manufacture of our optical subsystems. We currently sell some of these components in the so-called “merchant market” to other subsystems manufacturers.

We also offer products used in building fiber-to-the-home/curb networks and for parallel optics applications such as backplanes for switches and routers.

We offer WSS and ROADM linecard products for wavelength management in DWDM telecommunication networks. These capabilities are made possible in part through the use of our unique liquid crystal on silicon, or LCoS, technology, similar to that used in miniature projectors. This technology provides a highly flexible WSS capable of operating on both 50 and 100 GHz International Telecommunications Union, or ITU, grids, based on our patented FlexgridTM technology. In addition, this LCoS-based architecture offers the capability for in-service upgrades of functionality and integration of additional system functionality, including route and select, drop and continue, channel monitoring and channel contouring features. Our WSS and ROADM linecard product offering ranges from 1x2, 1x4 and 1x9 products up to higher output fiber port counts in our latest 1x23 and 2x1x20 products.

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of original equipment manufacturers, or OEMs, distributors and system integrators. Sales of products for data communication applications represented 71%, 63% and 56% of our total revenues in fiscal 2014, 2013 and 2012, respectively. Sales of products for telecommunication applications represented 29%, 37% and 44% of our total revenues in fiscal 2014, 2013 and 2012, respectively.

Sales to our ten largest customers represented 58%, 54% and 59% of our total revenues during fiscal 2014, 2013 and 2012, respectively. One customer, Cisco Systems, represented more than 10% of our total revenues during fiscal 2014 and 2013. Two customers, Cisco Systems and Huawei, each represented more than 10% of our total revenues during fiscal 2012. No other customer accounted for more than 10% of our total revenues in any of these years.

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

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components provides significant cost savings as well as the ability to create unique, high performance components that are not commercially available. This enhances our competitive position in terms of performance, time-to-market and intellectual property. Most significantly, we design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our shorter distance transceivers for data communication applications. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. The acquisition of Ignis AS in May 2011 provided us, through Ignis' wholly owned subsidiary Syntune AB located in Sweden, with access to an internal source of tunable lasers for use in our tunable XFP and SFP+ transceivers for telecommunication applications.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Avago Technologies, JDS Uniphase, Oclaro and Sumitomo. Our principal competitors for optical transceivers sold for telecommunication applications include JDS Uniphase, Oclaro and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase and Oplink. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration and our lower-cost manufacturing facilities in Ipoh, Malaysia and in Shanghai and Wuxi, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by three world-wide distributors, 17 international distributors, four domestic distributors, 20 domestic manufacturers’ representatives and four international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

In addition, our marketing group focuses on product management and product strategy and also provides marketing support services for our direct sales force and our manufacturers’ representatives and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and resellers, including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration and other support functions.

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

Manufacturing

We manufacture most of our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. We manufacture short wavelength parallel optical transceiver products and certain passive optical components used in our long wavelength transceiver products as well as ROADM linecards products and WSS assemblies, at our 210,000 square foot facility in Shanghai, China. In 2012, we entered into a 50 year lease for 550,000 square feet of land in Wuxi, China, where we built a 442,000 square feet facility, and are in the process of building an additional facility, which will focus on the manufacture of tunable and parallel transceivers, WSS modules, ROADM line cards, passive components and high-end optical subassemblies used in VCSELs and detectors. We manufacture WSS products in our 117,000 square foot facility in Sydney, Australia and certain telecommunication products in our 63,000 square foot facility in Horsham, Pennsylvania. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, and Sydney, Australia facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, in our facility in Jarfalla, Sweden. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2014, 2013 and 2012, our research and development expenses were $183.4 million, $158.8 million and $146.0 million, respectively. We believe that our future success depends on our ability to continue to enhance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our OEM and system integrator customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 2,000 issued U.S. and foreign patents and have approximately 350 pending U.S. and foreign patent applications. We cannot assure that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of April 27, 2014, we employed approximately 13,000 full-time employees and contractors, approximately 900 of whom were located in the United States and approximately 11,300 of whom were located at our production facilities in Ipoh, Malaysia, and in Shanghai and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

Segment and Geography Information

The material set forth in Note 16 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

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

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2029 Notes, in the aggregate principal amount of $40 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024, or our 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

Our international business and operations expose us to additional risks.

Products shipped to customers located outside the United States account for a majority of our revenues. In addition, we have significant tangible assets located outside the United States. Our principal manufacturing facilities are located in Malaysia and China. We currently operate smaller facilities in Australia, Israel, Korea, Sweden and Germany, and we are further expanding one of our manufacturing facilities in China. We also rely on several contract manufacturers located in Asia for our supply of key subassemblies. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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

Although we price our products in U.S. dollars, portions of both our cost of revenues and operating expenses are incurred in foreign currencies, principally the Malaysian ringgit, the Chinese yuan, the Australian dollar, the Israeli shekel, the Swedish krona, and the Euro. As a result, we bear the risk that the rate of inflation in one or more countries will exceed the rate of the devaluation of that country's currency in relation to the U.S. dollar, which would increase our costs as expressed in U.S. dollars. To date, we have not engaged in currency hedging transactions to decrease the risk of financial exposure from fluctuations in foreign exchange rates.

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

Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved as a defendant in patent infringement litigation and have been involved in the past as a defendant in such lawsuits. From time to time, we have also been accused of patent infringement that is not subject to current lawsuit, some of which accusations are unresolved. In the future we may be subject to additional litigation alleging infringement of patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a customer and/or end user of our products that the re-sale or use of our products, either alone or in combination with other products, infringes proprietary rights of third parties could cause customer or users to choose to not or be required to not utilize our products alone or in such combination, which could harm our sales of such products. Any claims, against us or any customer or user of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Numerous patents in our industry are held by others, including academic institutions, competitors and non-practicing entities. Optical subsystem suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain those licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products. Licenses granting us the right to use third party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results.

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

In addition to our combination with Optium in August 2008 and our acquisitions of Ignis in May 2011, Red-C in July 2012 and u2t in January 2014, we have completed the acquisition of ten privately-held companies and certain businesses and assets from seven other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 21 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2014, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2014, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.1 million in such equity investments remaining on our balance sheet as of April 27, 2014 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of April 27, 2014, we had net operating loss, or NOL, carryforward amounts of approximately $344.1 million, $93.3 million and $14.8 million for U.S. federal, state and foreign income tax purposes, respectively, and tax credit carryforward amounts of approximately $25.1 million and $17.0 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2015 through 2033, and $640,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2015 through 2033, and $64.3 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization.

Changes in the application of tax policies may harm our results of operations.

A number of factors may negatively impact the manner in which our existing NOLs are applied as well as our future effective tax rates including, but not limited to:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	changes in valuation of our deferred tax assets and liabilities;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•	changes in stock-based compensation; and

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles in the United States or other countries in which we operate.

An adverse change that impacts our tax position could negatively impact our operating results.  In addition, we are eligible for tax incentives that provide that certain income earned by our subsidiaries in Malaysia and China is subject to a tax holiday and/or reduced tax rates for a limited period of time under the laws of those countries. Our ability to realize benefits from these initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction.  In addition, although we have successfully received extensions of such status in the past, there can be no assurance that future extensions will be granted.

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

     As of April 27, 2014, we had outstanding an aggregate principal amount of $40.0 million of our 2029 Notes and an aggregate principal amount of $258.8 million of our 2033 Notes. The 2029 Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share, and the 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding 2029 Notes and an aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2. Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of April 27, 2014 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Ipoh, Malaysia	Manufacturing operations	640,000
Wuxi, China	Manufacturing operations	442,000
Daejeon, Korea	Research and development	12,800
Leased
Wuxi, China	Manufacturing operations	589,000
Shanghai, China	Manufacturing and general administrative operations	210,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	117,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Fremont, California	Wafer fabrication operations	68,000
Horsham, Pennsylvania	Manufacturing, research and development, sales and administration, executive offices	63,000
Holon, Israel	Research and development and manufacturing operations	34,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	26,000
Tel Aviv, Israel	Research and development and manufacturing operations	22,400
Berlin, Germany	Research and development and manufacturing operations	22,000
Shenzhen, China	Administrative operations	16,000
Singapore	Research and development	14,000
Hyderabad, India	Information technology support center	6,000
Champaign, Illinois	Research and development	3,000

The leased property in Wuxi, China, includes 550,000 square feet of land leased for 50 years where we built a 442,000 square feet manufacturing operations facility and are building an additional manufacturing operations facility. The owned property in Daejeon, Korea, includes 4,200 square feet of land owned by our subsidiary, Finisar Daejeon Co. Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities and the facility that is currently under construction in Wuxi, China, will be adequate to accommodate our needs for the foreseeable future.

Item 3.	Legal Proceedings

The material set forth in Note 17 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Information concerning our current executive officers as of May 30, 2014 is as follows:

Name	Position(s)	Age
Jerry S. Rawls	Chairman of the Board	69
Eitan Gertel	Chief Executive Officer	52
Kurt Adzema	Executive Vice President, Finance and Chief Financial Officer	45
Christopher E. Brown	Executive Vice President, General Counsel and Secretary	46
John H. Clark	Executive Vice President, Technology and Global Research and Development	64
Todd Swanson	Executive Vice President, Sales and Marketing	42
Joseph A. Young	Executive Vice President, Global Operations	57
Mark Colyar	Senior Vice President and General Manager	50

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2014 Quarter Ended:
April 27, 2014	$28.45	$21.66
January 26, 2014	$24.75	$19.62
October 27, 2013	$26.36	$19.06
July 28, 2013	$18.94	$12.26
Fiscal 2013 Quarter Ended:
April 28, 2013	$16.95	$12.61
January 27, 2013	$16.38	$11.22
October 28, 2012	$16.86	$11.54
July 29, 2012	$16.65	$11.38

According to records of our transfer agent, we had 300 stockholders of record as of May 30, 2014 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 27, 2014, April 28, 2013 and April 30, 2012 and the balance sheet data as of April 27, 2014 and April 28, 2013 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2011 and 2010 and the balance sheet data as of April 30, 2012, 2011 and 2010 are derived from audited financial statements not included in this report.

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012	April 30, 2011	April 30, 2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,156,833	$934,335	$952,579	$948,787	$629,880
Consolidated net income (loss)	$111,537	$(8,065)	$43,014	$88,379	$(22,806)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$1.16	$(0.06)	$0.47	$1.10	$(0.35)
Diluted	$1.09	$(0.06)	$0.46	$1.00	$(0.35)
Balance Sheet Data:
Total assets	$1,497,546	$1,007,847	$969,427	$885,149	$626,730
Long-term debt	$—	$—	$—	$—	$19,250
Long-term portion of convertible notes	$252,268	$40,015	$40,015	$40,015	$128,839

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years ended April 27, 2014. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

     We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens and Qlogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and CATV operators, collectively referred to as carriers.

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

     Since October 2000, we have completed the acquisition of two publicly-held companies. We have also completed the acquisition of 12 privately-held companies and certain businesses and assets from seven other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

Recent Developments

Acquisition of u2t Photonics AG

On January 31, 2014, the Company acquired all outstanding equity interests in u2t Photonics AG ("u2t"), a German company engaged in research, development and marketing of optical components for high-speed telecom applications. With this transaction, the Company added u2t's Indium-Phosphide (“InP”) -based 100 Gbps high speed receivers and photodetectors to its existing portfolio of high speed optics technologies. In addition, this acquisition consolidated the Company’s previously announced partnership with u2t on InP-based IQ Mach-Zehnder modulators for 100 Gbps coherent applications. These receiver, photodetector and modulator technologies and products, when combined with the Company’s narrow-line width tunable lasers, will enable the Company to offer its customers vertically integrated modules for the 100 Gbps coherent metro and long haul markets. For additional information regarding this acquisition, see "Part II, Item 8, Financial Statements and Supplementary Data - Note 4. Acquisition and Divestiture."

Critical Accounting Policies

The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See below for more information about these critical accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended April 27, 2014 compared to prior years.

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

Business Combinations

We apply the provisions of the Financial Accounting Standards Board's Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”), in the accounting for our acquisitions. Under ASC 805, the purchase price is equivalent to the fair value of consideration transferred on the date of the business combination, tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value, and goodwill is recognized for any excess of purchase price over the net fair value of assets acquired and liabilities assumed.

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

Share-Based Compensation Expense

Compensation cost for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases under our Employee Stock Purchase Plan is measured at the grant date based on the fair value of the award. We measure the fair value of restricted stock units using the market value of our common stock on the grant date. We estimate the fair value of employee stock options and stock purchases under our Employee Stock Purchase Plan on the date of grant using the Black-Scholes option pricing model.

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

Compensation cost of expected-to-vest awards is valued under the single-option approach and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

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

Recent Accounting Pronouncements
For a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see "Part II, Item 8, Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies."

Results of Operations
Comparison of Fiscal Years Ended April 27, 2014 and April 28, 2013
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	April 27, 2014	April 28, 2013	Change	% Change
Datacom revenue	$822,048	$590,908	$231,140	39.1%
Telecom revenue	334,785	343,427	(8,642)	(2.5)%
Total revenues	$1,156,833	$934,335	$222,498	23.8%

The increase in datacom revenue was primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The decrease in telecom revenue was primarily due to a decline in average selling prices.

Amortization of Acquired Developed Technology

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Amortization of acquired developed technology	$5,061	$7,044	$(1,983)	(28.2)%

The decrease was primarily due to acquired developed technology impairment recognized in the fourth quarter of fiscal 2013.

Impairment of Long-lived Assets

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Impairment of long-lived assets	$—	$8,156	$(8,156)	(100.0)%

During the fourth quarter of fiscal 2013, we recorded an $8.2 million charge, including $4.9 million related to acquired intangible assets and $3.3 million related to fixed assets, due to the projected cash flows associated with these assets not supporting the carrying values of these assets. No impairment charges were recorded during fiscal 2014.

Gross Profit

	Fiscal Years Ended
(in thousands, except percentages)	April 27, 2014	April 28, 2013	Change	% Change
Gross profit	$396,999	$257,041	$139,958	54.4%
As a percentage of revenues	34.3%	27.5%

The increase in gross margin primarily reflected a more favorable product mix in fiscal 2014 compared to fiscal 2013.

Research and Development Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Research and development expenses	$183,355	$158,784	$24,571	15.5%

The increase was due primarily to increases in employee compensation related expenses, principally as a result of additional hiring related to new product development activities.

Sales and Marketing Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Sales and marketing expenses	$46,547	$42,347	$4,200	9.9%

The increase was primarily due to increase in employee compensation related expenses, principally as the result of additional activities required as we expand our product offering and customer base.

General and Administrative Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
General and administrative expenses	$53,214	$45,337	$7,877	17.4%

The increase was primarily due to a $7.1 million non-recurring gain recognized during the fourth quarter of fiscal 2013 related to the fair value remeasurement of the contingent consideration liability related to the Red-C acquisition.

Amortization of Purchased Intangibles

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Amortization of purchased intangibles	$2,468	$3,640	$(1,172)	(32.2)%

The decrease was primarily due to purchased intangible asset's impairment recognized in the fourth quarter of fiscal 2013.

Impairment of Long-lived Assets

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Impairment of long-lived assets	$—	$12,488	$(12,488)	(100.0)%

During fiscal 2013, we recorded a $12.5 million charge for the impairment of long-lived assets, including $6.4 million related to acquired intangible assets and $150,000 related to fixed assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets, and $5.9 million related to the adjustment of the carrying value of certain purchased intangible assets to their estimated fair values based on their expected sale in the future. No impairment charges were recorded during fiscal 2014.

Interest Income

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Interest income	$1,319	$755	$564	74.7%

The increase was primarily due to higher cash balances during fiscal 2014 compared to fiscal 2013.

Interest Expense

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Interest expense	$(5,547)	$(2,589)	$(2,958)	114.3%

The increase was primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Other income (expense), net	$7,234	$(449)	$7,683	(1,711.1)%

The increase in other income in fiscal 2014 compared to fiscal 2013 was primarily due to an $8.2 million gain on divestiture of our majority-owned subsidiary, Finisar Korea, in the fourth quarter of fiscal 2014.

Provision for Income Taxes.

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Provision for income taxes	$2,884	$227	$2,657	1,170.5%

The income tax provisions for fiscal 2014 and 2013 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

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

Non-controlling interest

	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Non-controlling interest	$250	$2,611	$(2,361)	(90.4)%

Non-controlling interest for fiscal 2014 and 2013 represents minority shareholders' proportionate share of the net loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

Comparison of Fiscal Years Ended April 28, 2013 and April 30, 2012
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2013	April 30, 2012	Change	% Change
Datacom revenue	$590,908	$537,331	$53,577	10.0%
Telecom revenue	343,427	415,248	(71,821)	(17.3)%
Total revenues	$934,335	$952,579	$(18,244)	(1.9)%

The increase in datacom revenue was primarily due to an increase in market demand for our datacom products as enterprises upgraded their technology infrastructure driving demand for the products of our OEM system customers and thus higher demand for our datacom module products. The decrease in telecom revenue was primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide.

Amortization of Acquired Developed Technology

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Amortization of acquired developed technology	$7,044	$6,311	$733	11.6%

The increase was primarily due to the amortization of the acquired developed technology related to the Red-C acquisition.

Impairment of Long-lived Assets

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Impairment of long-lived assets	$8,156	$—	$8,156	100.0%

During the fourth quarter of fiscal 2013, we recorded an $8.2 million charge, including $4.9 million related to acquired intangible assets and $3.3 million related to fixed assets, due to the projected cash flows associated with these assets not supporting the carrying values of these assets. No impairment charges were recorded during fiscal 2012.

Gross Profit

	Fiscal Years Ended
(in thousands, except percentages)	April 28, 2013	April 30, 2012	Change	% Change
Gross profit	$257,041	$273,344	$(16,303)	(6.0)%
As a percentage of revenues	27.5%	28.7%

The decrease in gross margin primarily reflects a decline in average selling prices.

Research and Development Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Research and development expenses	158,784	146,003	$12,781	8.8%

The increase was due primarily to increases in employee compensation related expenses, including stock-based compensation expenses, principally as a result of additional hiring related to new product development activities.

Sales and Marketing Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Sales and marketing expenses	$42,347	$40,424	$1,923	4.8%

The increase was primarily due to increases in employee compensation related expenses, including stock-based compensation expenses.

General and Administrative Expenses

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
General and administrative expenses	$45,337	$39,566	$5,771	14.6%

General and administrative expenses in fiscal 2013 included a non-recurring gain of $7.1 million related to the fair value remeasurement of the contingent consideration liability related to the Red-C acquisition. General and administrative expenses in fiscal 2012 included a non-recurring gain of $7.4 million related to a favorable decision by an arbitrator in an intellectual property dispute and a non-recurring gain of $4.9 million related to the fair value remeasurement of the contingent consideration liability related to the Ignis acquisition. The remaining increase was primarily due to an increase in stock-based compensation expenses in fiscal 2013.

Restructuring Recoveries

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Restructuring recoveries	$—	$(322)	$322	(100.0)%

During the first quarter of fiscal 2012, we entered into a sublease agreement with a third party for a portion of our abandoned and unused facility in Allen, Texas. As a result of this sublease agreement, we recorded a recovery of $322,000 to reflect an adjustment to reduce our future net liability related to this facility.

Amortization of Purchased Intangibles

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Amortization of purchased intangibles	$3,640	$3,494	$146	4.2%

The increase was primarily due to the amortization of the intangibles related to the Red-C acquisition.

Impairment of Long-lived Assets

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Impairment of long-lived assets	$12,488	$—	$12,488	100.0%

During fiscal 2013, we recorded a $12.5 million charge for the impairment of long-lived assets, including $6.4 million related to acquired intangible assets and $150,000 related to fixed assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets, and $5.9 million related to the adjustment of the carrying value of certain purchased intangible assets to their estimated fair values based on their expected sale in the future. No impairment charges were recorded during fiscal 2012.

Interest Income

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Interest income	$755	$1,073	$(318)	(29.6)%

The decrease was primarily due to interest earned on the funds associated with the favorable decision by an arbitrator in the intellectual property dispute noted above for the period between the date of decision and actual payment date in fiscal 2012.

Interest Expense

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Interest expense	$(2,589)	$(3,716)	$1,127	(30.3)%

The decrease was primarily due to repayments of bank loans to our Ignis subsidiary during fiscal 2012 and the first quarter of fiscal 2013.

Loss on Debt Extinguishment

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Loss on debt extinguishment	$—	$(419)	$419	(100.0)%

During the first quarter of fiscal 2012, we repaid certain bank loans that we assumed as part of the Ignis acquisition. The repayment of these loans resulted in a loss of $419,000 which we recognized in our consolidated statement of operations for fiscal 2012.

Other Income (Expense), Net

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Other income (expense), net	$(449)	$3,902	$(4,351)	(111.5)%

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

Provision for Income Taxes

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Provision for income taxes	$227	$2,005	$(1,778)	(88.7)%

The income tax provisions for fiscal 2013 and 2012 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Non-controlling interest

	Fiscal Years Ended
(in thousands, except percentage)	April 28, 2013	April 30, 2012	Change	% Change
Non-controlling interest	$2,611	$(21)	$2,632	(12,533.3)%

Non-controlling interest for fiscal 2013 and 2012 represents minority shareholders' proportionate share of the net loss (income) of our majority-owned subsidiary, Finisar Korea.

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	April 27, 2014	April 28, 2013	April 28, 2012
Net cash provided by operating activities	99,115	148,290	74,011
Net cash used in investing activities	(359,785)	(99,175)	(148,602)
Net cash provided by (used in) financing activities	274,695	5,417	(5,630)

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $104.4 million, and a $116.8 million increase in working capital primarily related to increases in accounts receivable, inventory, offset by an increase in accounts payable. Accounts receivable increased by $74.2 million primarily due to the increase in revenues during the year. Inventory increased by $62.9 million due to increased purchases to support the increased sales level.
Net cash provided by operating activities in fiscal 2013 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $109.9 million, and a $46.5 million decrease in working capital primarily related to decreases in accounts receivable and inventory. Accounts receivable decreased by $22.0 million primarily due to strong collections during fiscal 2013. Inventory decreased by $19.4 million due to usage in the manufacturing process.

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
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2014 primarily consisted of expenditures of $130.2 million for capital equipment, $209.9 million related to purchases of short-term marketable securities and $21.2 million related to the acquisitions of businesses.
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
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2014 primarily reflected $255.0 million of proceeds, net of issuance costs, from issuance of the 2033 Convertible Senior Notes and proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $19.1 million.
Net cash provided by financing activities in fiscal 2013 primarily consisted of proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $8.6 million, partially offset by the repayment of borrowings related to the Ignis acquisition of $3.2 million.
Net cash used in financing activities in fiscal 2012 primarily reflected repayments of borrowings related to the Ignis acquisition totaling $15.6 million, partially offset by additional borrowings of $1.8 million by Finisar Korea and proceeds from the exercise of stock options and share purchases under our stock purchase plan totaling $8.1 million.
Contractual Obligations and Commercial Commitments
Our contractual obligations at April 27, 2014 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
5.0% Convertible Senior Notes due 2029	$40,015	$40,015	$—	$—	$—
0.5% Convertible Senior Notes due 2033	258,750	—	—	258,750	—
Interest on 2029 Notes (a)	1,000	1,000	—	—	—
Interest on 2033 Notes (b)	5,984	1,294	2,588	2,102	—
Other debt	836	243	289	221	83
Interest on other debt	185	74	70	31	10
Operating leases (c)	56,441	11,667	19,985	15,489	9,300
Facility construction	8,588	8,588	—	—	—
Purchase obligations (d)	139,250	139,250	—	—	—
Total contractual obligations	$511,049	$202,131	$22,932	$276,593	$9,393
_________________

(a)	Includes interest on our 5.0% Convertible Senior Notes due October 2029 through October 2014 as we have the right to redeem the notes in whole or in part at any time on or after October 22, 2014.

(b)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have to right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(c)	Includes operating lease obligations that have been accrued as restructuring charges.

(d)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

The 2029 Notes are convertible by the holders at any time prior to maturity into shares of our common stock at specified conversion prices. These notes are redeemable by us, in whole or in part at any time on or after October 22, 2014 if the last reported sale price per share of our common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which we provide the notice of redemption. These notes are also subject to redemption by the holders in October 2014, 2016, 2019 and 2024.

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

Other debt consists of loan obligations of our German subsidiary to three German financial institutions with interest ranging from 2.7% to 15.3% per annum. Interest is payable monthly and principal is payable at various dates through December 2019.

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
Sources of Liquidity and Capital Resource Requirements

At April 27, 2014, our principal sources of liquidity consisted of approximately $513 million of cash and cash equivalents and short-term investments, of which approximately $153 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements
At April 27, 2014 and April 28, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions
The material set forth in the first paragraph of Note 20 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of April 27, 2014, we had $40.0 million of convertible notes with a fixed interest rate of 5% and $258.8 million of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of April 27, 2014 was approximately $409.4 million, based on the market price of the notes in the open market as of or close to April 27, 2014. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At April 27, 2014, we had an investment in one privately-held company in the amount of $884,000 accounted for under the cost method and one privately-held company in the amount of $1.2 million accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. We concluded that there were sufficient indicators during the fourth quarter of 2012 to require an impairment analysis of our investment in one of these companies. Among these indicators was the completion of a new round of equity financing by the investee at a rate per share lower than the value at which the investment was then being carried. We determined that the value of our minority equity investment was impaired and thus recorded a $616,000 impairment loss. No such impairment was recorded in fiscal 2014 and 2013. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
We have subsidiaries located in China, Malaysia, Israel, Australia, Korea, Sweden, Germany, India and Singapore. Due to the relative volume of transactions through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate this exposure. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency forwards or options in future years.

Item 8.	Financial Statements and Supplementary Data

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of April 27, 2014 and April 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended April 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at April 27, 2014 and April 28, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of April 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 26, 2014

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 27, 2014	April 28, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$303,101	$289,076
Short-term investments	209,922	—
Accounts receivable, net of allowance for doubtful accounts of $929 at April 27, 2014 and $958 at April 28, 2013	225,020	149,612
Accounts receivable, other	33,749	16,538
Inventories	259,759	200,670
Prepaid expenses and other current assets	33,022	18,402
Total current assets	1,064,573	674,298
Property, equipment and improvements, net	273,328	201,442
Purchased intangible assets, net	34,140	30,457
Goodwill	106,114	90,986
Minority investments	2,117	884
Other assets	17,274	9,780
Total assets	$1,497,546	$1,007,847
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,439	$77,630
Accrued compensation	38,541	31,492
Other current liabilities	31,776	23,533
Deferred revenue	16,659	9,182
Current portion of convertible debt	40,015	—
Total current liabilities	246,430	141,837
Long-term liabilities:
Convertible debt, net of current portion	212,253	40,015
Other non-current liabilities	22,804	13,480
Total liabilities	481,487	195,332
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at April 27, 2014 and April 28, 2013	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 97,281,665 shares issued and outstanding at April 27, 2014 and 93,778,620 shares issued and outstanding at April 28, 2013	97	94
Additional paid-in capital	2,456,110	2,350,146
Accumulated other comprehensive income	20,025	28,525
Accumulated deficit	(1,460,173)	(1,571,960)
Finisar Corporation stockholders' equity	1,016,059	806,805
Non-controlling interest	—	5,710
Total stockholders' equity	1,016,059	812,515
Total liabilities and stockholders’ equity	$1,497,546	$1,007,847

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
	(In thousands, except per share data)
Revenues	$1,156,833	$934,335	$952,579
Cost of revenues	754,773	662,094	672,924
Amortization of acquired developed technology	5,061	7,044	6,311
Impairment of long-lived assets	—	8,156	—
Gross profit	396,999	257,041	273,344
Operating expenses:
Research and development	183,355	158,784	146,003
Sales and marketing	46,547	42,347	40,424
General and administrative	53,214	45,337	39,566
Restructuring recoveries	—	—	(322)
Amortization of purchased intangibles	2,468	3,640	3,494
Impairment of long-lived assets	—	12,488	—
Total operating expenses	285,584	262,596	229,165
Income (loss) from operations	111,415	(5,555)	44,179
Interest income	1,319	755	1,073
Interest expense	(5,547)	(2,589)	(3,716)
Loss on debt extinguishment	—	—	(419)
Other income (expense), net	7,234	(449)	3,902
Income (loss) before income taxes and non-controlling interest	114,421	(7,838)	45,019
Provision for income taxes	2,884	227	2,005
Consolidated net income (loss)	111,537	(8,065)	43,014
Adjust for net (income) loss attributable to non-controlling interest	250	2,611	(21)
Net income (loss) attributable to Finisar Corporation	$111,787	$(5,454)	$42,993

Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$1.16	$(0.06)	$0.47
Diluted	$1.09	$(0.06)	$0.46
Shares used in computing net income (loss) per share:
Basic	95,979	92,860	90,823
Diluted	104,112	92,860	94,186

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
Consolidated net income (loss)	$111,537	$(8,065)	$43,014
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(8,500)	(195)	(4,246)
Total other comprehensive income (loss), net of tax	(8,500)	(195)	(4,246)
Total comprehensive income (loss)	103,037	(8,260)	38,768
Adjust for comprehensive (income) loss attributable to non-controlling interest, net of tax	250	2,611	(21)
Comprehensive income (loss) attributable to Finisar Corporation	$103,287	$(5,649)	$38,747

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Finisar Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 30, 2011	89,903,095	$90	$2,275,600	$32,966	$(1,609,499)	$699,157	$—	$699,157
Net income	—	—	—	—	42,993	42,993	21	43,014
Other comprehensive loss, net	—	—	—	(4,246)	—	(4,246)	—	(4,246)
Non-controlling interest at acquisition	—	—	—	—	—	—	8,300	8,300
Issuance of shares pursuant to equity plans, net of tax withholdings	1,118,169	1	2,358	—	—	2,359	—	2,359
Issuance of shares pursuant to employee stock purchase plan	334,464	—	4,744	—	—	4,744	—	4,744
Share-based compensation expense	—	—	24,225	—	—	24,225	—	24,225
Employer contribution to defined contribution retirement plan	95,887	—	2,292	—	—	2,292	—	2,292
Balance at April 30, 2012	91,451,615	91	2,309,219	28,720	(1,566,506)	771,524	8,321	779,845
Net loss	—	—	—	—	(5,454)	(5,454)	(2,611)	(8,065)
Other comprehensive loss, net	—	—	—	(195)	—	(195)	—	(195)
Issuance of shares pursuant to equity plans, net of tax withholdings	1,591,907	2	389	—	—	391	—	391
Issuance of shares pursuant to employee stock purchase plan	577,136	1	6,640	—	—	6,641	—	6,641
Issuance of shares for exercise of warrants	37,582	—	30	—		30	—	30
Share-based compensation expense	—	—	31,961	—	—	31,961	—	31,961
Employer contribution to defined contribution retirement plan	120,380		1,907			1,907		1,907
Balance at April 28, 2013	93,778,620	94	2,350,146	28,525	(1,571,960)	806,805	5,710	812,515
Net income (loss)	—	—	—	—	111,787	111,787	(250)	111,537
Other comprehensive loss, net	—	—	—	(8,500)		(8,500)	—	(8,500)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,805,276	3	9,290	—	—	9,293	—	9,293
Issuance of shares pursuant to employee stock purchase plan	608,946	—	7,563	—	—	7,563	—	7,563
Share-based compensation expense	—	—	37,966	—	—	37,966	—	37,966
Employer contribution to defined contribution retirement plan	88,823	—	2,228	—	—	2,228	—	2,228
Equity component of senior convertible notes, net of allocated issuance costs	—	—	48,917	—	—	48,917	—	48,917
Sale of controlling interest	—	—	—	—	—	—	(5,460)	(5,460)
Balance at April 27, 2014	97,281,665	$97	$2,456,110	$20,025	$(1,460,173)	$1,016,059	$—	$1,016,059
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
	(In thousands)
Operating activities
Net income (loss) attributable to Finisar Corporation	$111,787	$(5,454)	$42,993
Adjust for net income (loss) attributable to non-controlling interest	(250)	(2,611)	21
Consolidated net income (loss)	111,537	(8,065)	43,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62,013	52,804	45,560
Amortization	8,136	11,336	10,654
Stock-based compensation expense	39,955	33,594	25,974
Equity in (earnings) losses of equity method investment	(585)	—	619
Net gain on sale of minority investments	—	—	(619)
Impairment of minority investments	—	—	616
(Gain) loss on sale or retirement of assets and asset disposal groups	(8,313)	(1,350)	233
Impairment of long-lived assets	—	20,643	—
Gain on fair value measurement of minority equity-method investment	—	—	(5,429)
Gain on fair value remeasurement of contingent consideration related to acquisitions	—	(7,130)	(4,853)
Loss on debt extinguishment	—	—	419
Amortization of discount on 0.50% Convertible Senior Notes due 2033	3,151	—	—
Changes in operating assets and liabilities:
Accounts receivable	(74,238)	21,971	11,893
Inventories	(62,864)	19,362	(21,323)
Other assets	(33,436)	1,848	(7,198)
Accounts payable	33,965	3,015	(11,990)
Accrued compensation	4,580	2,390	2,094
Deferred revenue	5,505	(1,760)	(2,383)
Other liabilities	9,709	(368)	(13,270)
Net cash provided by operating activities	99,115	148,290	74,011
Investing activities
Additions to property, equipment and improvements	(130,191)	(90,622)	(77,039)
Purchases of short-term investments	(209,922)	—	—
Proceeds from sale of property and equipment and asset disposal groups	1,483	2,698	32
Acquisitions, net of cash acquired	(21,155)	(21,525)	(71,232)
Proceeds from sale of minority investments	—	10,495	913
Purchase of intangible assets	—	(221)	(1,276)
Net cash used in investing activities	(359,785)	(99,175)	(148,602)
Financing activities
Proceeds from term loans	4,230	—	1,800
Repayments of term loans	(3,676)	(3,150)	(15,576)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2033, net of issuance costs	255,000	—	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	19,141	8,567	8,146
Net cash provided by (used in) financing activities	274,695	5,417	(5,630)
Net increase (decrease) in cash and cash equivalents	14,025	54,532	(80,221)
Cash and cash equivalents at beginning of year	289,076	234,544	314,765
Cash and cash equivalents at end of year	$303,101	$289,076	$234,544

Supplemental disclosure of cash flow information
Cash paid for interest	$2,067	$2,011	$2,540
Cash paid for taxes	$3,660	$2,073	$7,757
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
The Company sells its optical subsystem and component products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia-Siemens and Qlogic, as well as their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.
Basis of Presentation
The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary, Finisar Korea, prior to its sale in the fourth quarter of fiscal 2014. Intercompany accounts and transactions have been eliminated in consolidation.
Fiscal Periods
On March 6, 2013, the Company's Board of Directors determined to change the fiscal year of the Company from a year ending on April 30 of each year to a year ending on the Sunday closest to the last day of April in each year. This change was effective with the fiscal year ended April 28, 2013. Both fiscal 2014 and 2013 had 52 weeks and fiscal 2015 will have 53 weeks. Prior to this change, the Company maintained its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). The first three quarters of fiscal

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014 ended on July 28, 2013, October 27, 2013 and January 26, 2014, respectively. The first three quarters of fiscal 2013 ended on July 29, 2012, October 28, 2012 and January 27, 2013, respectively. The first three quarters of fiscal 2012 ended on July 31, 2011, October 30, 2011, and January 29, 2012, respectively.
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
Segment Reporting
The Financial Accounting Standards Board's (FASB) authoritative guidance regarding segment reporting establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it operates in one reportable segment comprising optical subsystems and components. Optical subsystems consist primarily of transceivers sold to manufacturers of storage and networking equipment for data communication and telecommunication applications. Optical subsystems also include multiplexers, de-multiplexers and optical add/drop modules for use in telecommunication applications. Optical components consist primarily of packaged lasers and photo-detectors which are incorporated in transceivers for data communication and telecommunication applications.
Concentrations of Risk
Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents, short-term investment and accounts receivable. The Company invests only in high-quality credit instruments and maintains its cash, cash equivalents and short-term investments with several high-quality credit financial institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits.
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers represented 55% and 40% of total accounts receivable at April 27, 2014 and April 28, 2013, respectively. Two customers accounted for 12% and 11%, respectively, of total accounts receivable as of April 27, 2014. Two customers accounted for 13% and 10%, respectively, of total accounts receivable as of April 28, 2013.
Sales to the Company’s ten largest customers represented 58%, 54% and 59% of total revenues during fiscal 2014, 2013 and 2012 respectively. One customer, Cisco Systems, represented 17% of total revenue during both fiscal 2014 and 2013. Two customers, Cisco Systems and Huawei, represented 19% and 10%, respectively, of total revenues during fiscal 2012.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at April 27, 2014 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $485.9 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) were a loss of $2.5 million, a loss of $861,000 and a gain of $368,000 on foreign exchange transactions for the fiscal years ended April 27, 2014, April 28, 2013 and April 30, 2012, respectively.
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
Minority Investments
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The Company’s Level 1 assets include instruments valued based on quoted market prices in active markets, which generally include money market funds. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include commercial papers and certificates of deposit. See Note 12 for additional details regarding the fair value of the Company’s investments.
Allowance for Doubtful Accounts
The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where, subsequent to delivery, the Company becomes aware of a customer’s potential inability to meet its obligations, it records a specific allowance for the doubtful account to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes an allowance for doubtful accounts based on the length of time the receivables are past due and historical actual bad debt history. A material adverse change in a major customer’s ability to meet its financial obligations to the Company could result in a material reduction in the estimated amount of accounts receivable that can ultimately be collected and an increase in the Company’s general and administrative expenses for the shortfall. Accounts receivable are charged against the allowance for doubtful accounts when identified as fully uncollectable.
Inventories
Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.
The Company permanently writes down to its estimated net realizable value the cost of inventory that the Company specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company defines obsolete inventory as inventory that will no longer be used in the manufacturing process. Excess inventory is generally defined as inventory in excess of projected usage and is determined using management’s best estimate of future demand, based upon information then available to the Company. The Company also considers: (1) parts and subassemblies that can be used in alternative finished products, (2) parts and subassemblies that are unlikely to be engineered out of the Company’s products, and (3) known design changes which would reduce the Company’s ability to use the inventory as planned. Inventory on hand that is in excess of future demand is written down to its estimated net realizable value. Obligations to purchase inventory acquired by subcontractors based on forecasts provided by the Company are recognized at the time such obligations arise.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock-Based Compensation Expense
The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. The Company uses the grant-date fair value of its common stock to determine the fair value of restricted stock units. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchases. The fair value of the portion of the awards that is ultimately expected to vest is recognized as expense in the consolidated statements of operations under the single-option approach on a straight-line basis over the requisite service periods.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities and their reported amounts, along with net operating loss carryforwards and credit carryforwards. This method also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.
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
Recent and Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. Early application is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	April 27, 2014	April 28, 2013	April 30, 2012
Numerator:
Net income (loss) attributable to Finisar Corporation	$111,787	$(5,454)	$42,993
Numerator for basic income (loss) per share	$111,787	$(5,454)	$42,993
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	2,157	—	—
Numerator for diluted income (loss) per share	$113,944	$(5,454)	$42,993
Denominator:
Denominator for basic income (loss) per share - weighted average shares	95,979	92,860	90,823
Effect of dilutive securities:
Stock options and restricted stock units	4,385	—	3,327
Warrants	—	—	36
5.0% Convertible Senior Notes due 2029	3,748	—	—
Dilutive potential common shares	8,133	—	3,363
Denominator for diluted income (loss) per share	104,112	92,860	94,186
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$1.16	$(0.06)	$0.47
Diluted	$1.09	$(0.06)	$0.46

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	April 27, 2014	April 28, 2013	April 30, 2012
Stock options and restricted stock units	1,057	4,599	1,189
Conversion of 5.0% Convertible Senior Notes due 2029	—	3,748	3,748
Conversion of 0.50% Convertible Senior Notes due 2033 (1)	—	—	—
	1,057	8,347	4,937
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Acquisition and Divestiture

Acquisition of u2t Photonics AG

On January 31, 2014, the Company acquired all outstanding equity interests in u2t Photonics AG ("u2t"), a German company engaged in research, development and marketing of optical components for high-speed telecom applications. The results of u2t's operations have been included in the Company's consolidated financial statements since that date. With this transaction, the Company added u2t's Indium-Phosphide (“InP”) -based 100 Gbps high speed receivers and photodetectors to its existing portfolio of high speed optics technologies. In addition, this acquisition consolidated the Company’s previously announced partnership with u2t on InP-based IQ Mach-Zehnder modulators for 100 Gbps coherent applications. These receiver, photodetector and modulator technologies and products, when combined with the Company’s narrow-line width tunable lasers, will enable the Company to offer its customers vertically integrated modules for the 100 Gbps coherent metro and long haul markets.

The provisional acquisition-date fair value of the consideration transferred is $19.2 million, consisting of an upfront cash payment, and is subject to working capital adjustments, which are expected to be finalized during the first quarter of fiscal 2015.

The following table summarizes the provisional estimated acquisition-date fair values of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$164
Accounts receivable	4,102
Inventory	7,396
Other current assets	3,240
Property, equipment and improvements	4,736
Intangible assets	13,480
Total identifiable assets acquired	33,118

Current liabilities	(24,815)
Deferred tax liabilities	(4,315)
Total liabilities assumed	(29,130)
Net identifiable assets acquired	3,988
Goodwill	15,252
Net assets acquired	$19,240

The Company is in the process of obtaining a third-party valuation of acquired intangible assets; thus, provisional measurements of intangible assets, goodwill and deferred taxes are subject to change.

Of the $13.5 million of acquired intangible assets, $3.9 million was assigned to in-process research and development assets that were recognized at fair value on the acquisition date. The remaining $9.6 million of acquired intangibles are subject to a weighted-average useful life of approximately six years. The definite-lived intangible assets include developed technology of $7.9 million (approximately six-year weighted average useful life), customer relationships of $1.6 million (six-year useful life), and order backlog of $20,000 (three-month useful life).

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of u2t. None of the goodwill is expected to be deductible for income tax purposes.

The acquisition-date fair value of acquired accounts receivable was the same as their contractual amount.

The Company recognized $755,000 of acquisition related costs that were expensed in the year ended April 27, 2014. These costs are included in general and administrative operating expenses in the consolidated statement of operations.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma and other supplemental financial statement disclosures otherwise required by ASC 805 for material business combinations have not been presented herein because management does not believe the acquisition of u2t is significant to the Company's consolidated financial statements.

Divestiture of Finisar Korea

During the fourth quarter of fiscal 2014, the Company divested all of its interest in Finisar Korea to a third party and recorded a $8.2 million gain which is included in other income (loss), net in the Company's consolidated statement of operations for the year ended April 27, 2014. Other financial statement disclosures otherwise required by ASC 205 for material discontinued operations have not been presented herein because management does not believe this transaction is significant to the Company's consolidated financial statements.

5.    Intangible Assets Including Goodwill
The following tables reflect intangible assets as of April 27, 2014 and April 28, 2013:

	April 27, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$102,124	$(85,007)	$17,117
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(11,344)	10,000
Purchased internal use software and backlog	2,816	(1,666)	1,150
Purchased patents	2,620	(647)	1,973
Total intangible assets subject to amortization	130,076	(99,836)	30,240
In-process research and development	3,900	—	3,900
Total	$133,976	$(99,836)	$34,140

	April 28, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$101,884	$(86,991)	$14,893
Purchased trade name	2,072	(2,072)	—
Purchased customer relationships	34,894	(22,249)	12,645
Purchased internal use software and backlog	3,146	(1,670)	1,476
Purchased patents	1,872	(429)	1,443
Total intangible assets subject to amortization	143,868	(113,411)	30,457
In-process research and development	250	(250)	—
Total	$144,118	$(113,661)	$30,457

The amortization expense on intangible assets was $7.5 million, $10.9 million and $9.9 million for fiscal 2014, 2013 and 2012, respectively.
Estimated amortization expense for each of the next five fiscal years and thereafter as of April 27, 2014 is as follows:

Year	Amount (in thousands)
2015	$8,155
2016	7,890
2017	5,805
2018	3,707
2019	2,650
2020 and beyond	2,033
Total	$30,240

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Balance at April 30, 2012	$81,431
Addition related to an acquisition	10,055
Goodwill allocated to asset disposal groups	(500)
Balance at April 28, 2013	90,986
Addition related to u2t acquisition (Note 4)	15,252
Goodwill allocated to asset disposal group	(124)
Balance at April 27, 2014	$106,114

6.    Investments

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

The Company's investments in fixed income securities as of April 27, 2014 and April 28, 2013 were as follows:

	April 27, 2014				April 28, 2013
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$89,922	$—	$—	$89,922	$—	$—	$—	$—
Certificates of deposit	120,000	—	—	120,000	—	—	—	—
Total	$209,922	$—	$—	$209,922	$—	$—	$—	$—
Reported as:
Short-term investments	$209,922	$—	$—	$209,922	$—	$—	$—	$—

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2014, 2013 and 2012 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
 Included in minority investments at both April 27, 2014 and April 28, 2013 was $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $1.2 million and $0 at April 27, 2014 and April 28, 2013, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At April 27, 2014, the Company had a 19.9% ownership interest in this company. For the year ended April 27, 2014, the Company recorded income of $585,000 representing its share of the net income of this minority investee, which was included in other income (expense), net in the consolidated statements of operations.
The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Inventories

Inventories consist of the following (in thousands):	As of
	April 27, 2014	April 28, 2013
Raw materials	$52,594	$44,705
Work-in-process	126,181	95,937
Finished goods	80,984	60,028
Total inventories	$259,759	$200,670
Including: inventory consigned to others	$31,998	$37,300

8.    Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):	As of
	April 27, 2014	April 28, 2013
Land and buildings	$49,995	$29,834
Computer equipment	55,611	54,868
Office equipment, furniture and fixtures	5,213	5,373
Machinery and equipment	435,262	352,032
Leasehold property and improvements	37,353	32,665
Total	583,434	474,772
Accumulated depreciation and amortization	(310,106)	(273,330)
Property, equipment and improvements (net)	$273,328	$201,442

9.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):	As of
	April 27, 2014	April 28, 2013
Warranty accrual (Note 19)	$5,744	$4,155
Other liabilities	26,032	19,378
Total	$31,776	$23,533

10.     Debt
The Company’s convertible debt as of April 27, 2014 and April 28, 2013 is summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	amount	rate	fiscal year
As of April 27, 2014
Convertible Senior Notes due October 2029	$40,015	5.00%	2030
Convertible Senior Notes due December 2033	$212,253	0.50%	2034
Total	$252,268

As of April 28, 2013
Convertible Senior Notes due October 2029	$40,015	5.00%	2030
Total	$40,015

0.50% Convertible Senior Notes Due 2033
In December 2013, the Company issued and sold $258.8 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2033 (the "2033 Notes") at par. The terms of the 2033 Notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The 2033 Notes will mature on December 15, 2033, unless earlier repurchased, redeemed or converted. The 2033 Notes are senior unsecured and unsubordinated obligations of the Company, and are effectively subordinated to the Company's secured indebtedness and the indebtedness and other liabilities of

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company's subsidiaries. The 2033 Notes bear interest at a rate of 0.5% per year, payable semi-annually in arrears on June 15 and December 15 each year.
Holders of the 2033 Notes may convert their 2033 Notes at their option prior to the close of business on the business day immediately preceding June 15, 2033 only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 26, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period ("measurement period"), in which the trading price per $1,000 principal amount of the 2033 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after June 15, 2033 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2033 Notes at any time, regardless of whether any of the foregoing circumstances have occurred. The conversion rate will initially equal 33.1301 shares of common stock per $1,000 principal amount of the 2033 Notes (which is equivalent to an initial conversion price of approximately $30.18 per share of common stock), subject to adjustment. Upon conversion of a note, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company's election, as provided in the indenture. If holders elect to convert their 2033 Notes in connection with a "fundamental change" (as defined in the indenture) that occurs on or before December 22, 2018, the Company will, to the extent provided in the indenture, increase the conversion rate applicable to such 2033 Notes ("make-whole feature").
In the event of a fundamental change, holders will have the option to require the Company to redeem for cash any 2033 Notes held by them at a purchase price equal to 100% of the principal amount of the 2033 Notes plus accrued and unpaid interest to, but excluding, the redemption date. Holders also have the option to require the Company to redeem for cash any 2033 Notes held by them on December 15, 2018, December 15, 2023 and December 15, 2028 at a redemption price equal to 100% of the principal amount of the 2033 Notes plus accrued and unpaid interest to, but excluding, the redemption date. The Company may redeem the 2033 Notes in whole or in part at any time on or after December 22, 2018 at 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company considered the features embedded in the 2033 Notes, that is, the conversion feature, the holders' put feature, the Company's call feature, and the make-whole feature, and concluded that they are not required to be bifurcated and accounted for separately from the host debt instrument.
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of April 27, 2014, the remaining debt discount amortization period was 55 months.
The 2033 Notes consisted of the following:

As of
(in thousands)	April 27, 2014
Liability component:
Principal	$258,750
Unamortized debt discount	(46,497)
Net carrying amount of the liability component	$212,253
Carrying amount of the equity component	$49,648

The Company incurred approximately $3.8 million in transaction costs in connection with the issuance of the 2033 Notes. These costs were allocated to the liability and equity components in proportion to the allocation of proceeds. Transaction costs of $3.1 million, allocated to the liability component, were recognized as a non-current asset and are amortized. Transaction costs of $725,000, allocated to the equity component, were recognized as a reduction of additional paid-in capital.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth interest expense information related to the 2033 Notes:

Fiscal Year Ended
(in thousands, except percentages)	April 27, 2014
Contractual interest expense	$458
Amortization of the debt discount	3,151
Amortization of issuance costs	231
Total interest cost	$3,840
Effective interest rate on the liability component	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

5.0% Convertible Senior Notes Due 2029
In October , 2009, the Company issued and sold $100 million in aggregate principal amount of 5.0% Convertible Senior Notes due 2029 (the "2029 Notes"). The terms of the 2033 Notes are governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The 2029 Notes will mature on October 15, 2029, unless earlier repurchased, redeemed or converted. Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 5.0% per annum on each April 15 and October 15, beginning on April 15, 2010. The 2029 Notes are senior unsecured and unsubordinated obligations of the Company, and rank equally in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but are effectively subordinated to the Company’s secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Holders may convert the 2029 Notes into shares of the Company’s common stock, at their option, at any time prior to the close of business on the trading day before the stated maturity date. The initial conversion rate is 93.6768 shares of Common Stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $10.68 per share of common stock), subject to adjustment upon the occurrence of certain events. Upon conversion of the 2029 Notes, holders will receive shares of common stock unless the Company obtains consent from a majority of the holders to deliver cash or a combination of cash and shares of common stock in satisfaction of its conversion obligation. If a holder elects to convert the 2029 Notes in connection with a “fundamental change” (as defined in the indenture) that occurs prior to October 15, 2014, the conversion rate applicable to the 2029 Notes will be increased as provided in the indenture.
Holders may require the Company to redeem, for cash, all or part of their 2029 Notes upon a “fundamental change” at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Holders may also require the Company to redeem, for cash, any of their 2029 Notes on October 15, 2014, October 15, 2016, October 15, 2019 and October 15, 2024 at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.
The Company has the right to redeem the 2029 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, at any time on or after October 22, 2014 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which the Company provides the notice of redemption.
The Company considered the embedded derivative in the 2029 Notes, that is, the conversion feature, and concluded that it is indexed to the Company’s common stock and would be classified as equity, were it to be accounted for separately and thus is not required to be bifurcated and accounted for separately from the debt.
The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of FASB authoritative guidance, and concluded that they need not be accounted for separately from the debt.
In fiscal 2011, the Company entered into privately-negotiated agreements with existing holders of the 2029 Notes to exchange an aggregate of approximately$60.0 million principal amount of the 2029 Notes. Following these exchanges, $40.0 million principal amount of the 2029 Notes remained outstanding.
As explained above, the terms of the 2029 Notes include a provision that allows the holders to require the Company to redeem any of their notes on October 15, 2014. Accordingly, all $40.0 million of the principal amount of the 2029 Notes outstanding as of April 27, 2014 was classified as a current liability as of that date.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Germany Loans
As a result of the acquisition of u2t, the Company's consolidated liabilities included loan obligations to eight German financing institutions under which an acquisition-date aggregate principal balance of approximately $4.5 million was outstanding, with interest rates ranging from 2.70% to 15.31% per annum. The Company repaid approximately $3.7 million of these loans during the fourth quarter of fiscal 2014, and the remaining principal outstanding under these loans as of April 27, 2014 was $836,000, of which $243,000 was included in other current liabilities and $593,000 was included in other non-current liabilities on the consolidated balance sheet as of April 27, 2014. These loans mature at various dates through December 2019.

11.     Commitments
The Company’s future commitments at April 27, 2014 included minimum payments under non-cancelable operating lease agreements as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases (a)	$56,441	$11,667	$19,985	$15,489	$9,300
_______________________________________

(a)	Includes operating lease obligations that have been accrued as restructuring charges.
Rent expense under the non-cancelable operating leases was approximately $10.0 million, $9.7 million and $8.5 million for the years ended April 27, 2014, April 28, 2013 and April 30, 2012, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $266,000, $250,000 and $380,000 for the years ended April 27, 2014, April 28, 2013 and April 30, 2012, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

12.     Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of April 27, 2014 and April 28, 2013 were as follows:

	April 27, 2014					April 28, 2013
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$30,169	$30,169	$—	$—	$30,169	$—	$—	$—	$—	$—
Commercial paper	89,922	—	89,922	—	89,922	—	—	—	—	—
Certificates of deposit	120,000	—	120,000	—	120,000	—	—	—	—	—
Total	$240,091	$30,169	$209,922	$—	$240,091	$—	$—	$—	$—	$—

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of April 27, 2014, the carrying value of the Company's minority investments in these privately held companies was $2.1 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of April 27, 2014 and April 28, 2013 were as follows:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 27, 2014					April 28, 2013
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$40,015	$104,105	$—	$—	$104,105	$40,015	$59,931	$—	$—	$59,931
2033 Notes	212,253	305,307	—	—	305,307	—	—	—	—	—
Total	$252,268	$409,412	$—	$—	$409,412	$40,015	$59,931	$—	$—	$59,931

The fair values of the 2029 Notes and 2033 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

13.     Stockholders’ Equity

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of April 27, 2014 and April 28, 2013.
Common Stock and Preferred Stock
As of April 27, 2014, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.
Common stock subject to future issuance as of April 27, 2014 is as follows:

Conversion of convertible notes	3,748,478
Exercise of outstanding options	2,621,844
Vesting of restricted stock awards	6,516,317
Available for grant under employee stock incentive plan	14,984,092
Available for grant under employee stock purchase plan	774,997
Total	28,645,728
Employee Stock Purchase Plan
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan, which includes its sub-plan, the International Employee Stock Purchase Plan (together the “ESPP”), under which 2,500,000 shares of the Company’s common stock have been reserved for issuance. The ESPP was approved by the Company’s stockholders in November 2009. The ESPP permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower. 608,946, 577,136 and 334,464 shares were issued under the ESPP during fiscal 2014, 2013 and 2012, respectively.
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. A total of 2,625,000 shares of common stock were initially reserved for issuance under the 2005 Plan. The share reserve automatically increases on May 1 of each calendar year by a number of shares equal to 5% of the number of shares of Finisar’s common stock issued and outstanding as of the immediately preceding April 30, subject to certain restrictions on the aggregate maximum number of shares that may be issued pursuant to incentive stock options. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following such vesting events. Options generally vest over five years and have a maximum term of 10 years. As of April 27, 2014 and April 28, 2013, no shares were subject to repurchase.
Stock Options
A summary of the changes in stock options outstanding under the Company’s employee stock plans is as follows:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000’s)
Balance at April 30, 2011	5,162,077	$12.53
Options exercised	(444,533)	$7.65		$5,383	(1)
Options canceled	(241,938)	$23.36
Balance at April 30, 2012	4,475,606	$12.42
Options exercised	(451,081)	$4.21		$4,394	(1)
Options canceled	(218,193)	$15.61
Balance at April 28, 2013	3,806,332	$13.22
Options exercised	(1,115,484)	$10.38		$14,227	(1)
Options canceled	(69,004)	$17.79
Balance at April 27, 2014	2,621,844	$14.28	3.57	$36,498	(2)
_______________________________________

(1)	Represents the difference between the exercise price and the fair value of Finisar common stock at exercise date.

(2)	Represents the difference between the exercise price and the fair value of Finisar common stock at April 27, 2014.

The following table summarizes significant ranges of outstanding and exercisable options as of April 27, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
				(In years)
$1.20	-	$3.04	20,916	4.55	$2.64	20,916	$2.64
$3.36	-	$3.36	619,956	4.63	$3.36	619,956	$3.36
$5.12	-	$8.08	153,259	2.18	$7.01	153,259	$7.01
$8.29	-	$8.29	471,547	5.62	$8.29	471,547	$8.29
$8.32	-	$14.24	280,689	2.18	$11.80	280,689	$11.80
$14.32	-	$21.68	450,650	2.59	$19.58	450,650	$19.58
$22.32	-	$26.64	382,552	2.67	$25.76	382,552	$25.76
$27.12	-	$39.12	241,646	2.50	$34.03	241,646	$34.30
$42.56	-	$42.56	624	2.02	$42.56	624	$42.56
$419.84	-	$419.84	5	3.02	$419.84	5	$419.84
			2,621,844	3.57		2,621,844	$14.28

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s vested and expected-to-vest stock options and exercisable stock options as of April 27, 2014 are summarized in the following table:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	($000’s)
Vested and expected-to-vest options	2,621,844	$14.28	3.57	$36,497
Exercisable options	2,621,844	$14.28	3.57	$36,497
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date, based on the Company’s closing stock price of $27.57 as of April 25, 2014. The total number of shares underlying in-the-money options exercisable as of April 27, 2014 was approximately 2.4 million.
Restricted Stock Units
A summary of the changes in RSUs outstanding under the Company’s 2005 Plan is as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at April 30, 2011	2,477,554	$15.09
Granted	2,478,406	$15.20
Vested	(733,085)	$18.51
Forfeited	(209,178)	$15.34
Unvested at April 30, 2012	4,013,697	$15.03
Granted	2,858,150	$13.03
Vested	(1,247,302)	$14.17
Forfeited	(248,761)	$14.73
Unvested at April 28, 2013	5,375,784	$14.13
Granted	3,190,116	$16.91
Vested	(1,833,294)	$17.33
Forfeited	(216,289)	$14.97
Unvested at April 27, 2014	6,516,317	$15.44

The aggregate intrinsic value of RSUs outstanding at April 27, 2014 was $179.7 million. The grant-date fair value of RSUs vested during fiscal 2014, 2013 and 2012 was $30.4 million, $17.7 million and $12.9 million, respectively.
As of April 27, 2014, the Company had $66.7 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 29 months.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended April 27, 2014, April 28, 2013 and April 30, 2012 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended
Share-based compensation expense by caption:	April 27, 2014	April 28, 2013	April 30, 2012
Cost of revenues	$8,261	$6,915	$5,755
Research and development	14,660	10,970	8,375
Sales and marketing	5,083	3,743	2,906
General and administrative	9,962	10,333	7,221
Total	$37,966	$31,961	$24,257

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
Share-based compensation expense by type of award:	April 27, 2014	April 28, 2013	April 30, 2012
Stock options	$693	$1,892	$5,862
RSUs	34,506	26,794	15,232
Employee stock purchase rights under ESPP	2,767	3,275	3,163
Total	$37,966	$31,961	$24,257

Total share-based compensation cost capitalized as part of inventory was $1.7 million and $1.5 million as of April 27, 2014 and April 28, 2013, respectively.
The fair value of employee stock purchase rights granted under the ESPP in fiscal 2014, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
Expected term (in years)	0.75	0.75	0.75
Volatility	40% - 47%	50% - 53%	82% - 87%
Risk-free interest rate	0.01 - 0.13%	0.10 - 0.15%	0.04 - 0.11%
Dividend yield	—%	—%	—%

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
As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2014, 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The weighted-average estimated per share fair value of purchase rights granted under the 2009 Purchase Plan in fiscal 2014 and 2013 and 2012 was $3.69, $2.81 and $4.89, respectively.
The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected life of the stock-based award and the stock price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, recorded share-based compensation expense could have been materially different from that depicted above. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from this estimate, the share-based compensation expense could be materially different.

14.     Employee Benefit Plan
The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the calendar year quarter immediately following completion of eligibility requirements as required by the plan.
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $17,500, $17,500 and $17,000 for calendar year 2014, 2013 and 2012, respectively. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 88,823 shares for a total contribution of $2.1 million during the year ended April 27, 2014. The Company’s expenses related to this plan were $2.1 million, $1.9 million and $1.7 million for the fiscal years ended April 27, 2014, April 28, 2013 and April 30, 2012, respectively.

15.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
Current:
Federal	$(385)	$—	$—
State	523	(45)	199
Foreign	5,691	3,896	3,608
	5,829	3,851	3,807
Deferred:
Foreign	(2,945)	(3,624)	(1,802)
	(2,945)	(3,624)	(1,802)
Provision for income taxes	$2,884	$227	$2,005

Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
U.S.	$46,314	$(21,863)	$10,504
Foreign	68,107	14,025	34,515
	$114,421	$(7,838)	$45,019

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(18.3)	38.3	(22.8)
Share-based compensation expense	2.5	(45.2)	7.7
Non-deductible transaction costs	0.4	(5.8)	0.8
Non-recurring acquisition-related gain	—	31.1	(3.8)
Valuation allowance	(21.4)	(101.0)	(17.0)
Intangibles impairment	—	36.8	—
Research and development credits	(1.8)	18.7	(1.6)
Non-deductible acquisition-related charge	—	(6.2)	3.9
Other	6.1	(4.6)	2.3
	2.5%	(2.9)%	4.5%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended
	April 27, 2014	April 28, 2013	April 30, 2012
Deferred tax assets:
Inventory adjustments	$8,905	$9,170	$11,640
Accruals and reserves	18,673	14,194	12,782
Tax credits	24,259	21,869	17,982
Net operating loss carryforwards	95,952	155,281	152,384
Gain/loss on investments under equity or cost method	8,843	8,931	8,987
Depreciation and amortization	2,817	1,915	129
Purchase accounting for intangible assets	5,651	190	2,753
Capital loss carryforward	229	563	—
Acquired intangibles	10,142	18,356	18,471
Stock compensation	8,372	7,917	6,052
Total deferred tax assets	183,843	238,386	231,180
Valuation allowance	(153,657)	(227,889)	(222,919)
Net deferred tax assets	30,186	10,497	8,261
Deferred tax liabilities:
Acquired intangibles	(7,252)	(5,128)	(8,001)
Debt discount	(16,873)	(1,592)	(1,602)
Inventory reserve	(457)	(1,791)	—
Depreciation and amortization	(5,762)	(774)	(396)
Total deferred tax liabilities	(30,344)	(9,285)	(9,999)
Total net deferred tax assets (liabilities)	$(158)	$1,212	$(1,738)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 94% of total deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $(74.2) million, $5.0 million and $7.4 million in fiscal 2014, 2013 and 2012, respectively.

As of April 27, 2014, approximately $39.3 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When, and if, realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

At April 27, 2014, the Company had federal, state and foreign net operating loss carryforwards of approximately $344.1 million, $93.3 million and $14.8 million, respectively, and federal and state credit carryforwards of approximately $25.1 million and $17.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2014, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of fiscal 2017. In fiscal 2014, the aggregate dollar and per share effect of the tax holiday was $8.9 million and $0.09 per share, respectively. As of April 27, 2014, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of April 27, 2014 was approximately $143.5 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance at April 30, 2012	$14,634
Add:
Additions based on tax positions related to the current year	757
Additions for tax positions of prior years	241
Gross unrecognized tax benefits balance at April 28, 2013	15,632
Add:
Additions based on tax positions related to the current year	712
Lapse of statute of limitations	(2,912)
Gross unrecognized tax benefits balance at April 27, 2014	$13,432

Excluding the effects of recorded valuation allowances for deferred tax assets, $11.7 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from April 27, 2014.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At April 27, 2014, there was no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2008. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2008, 2007, 2008, 2009, 2005 and 2008, respectively. The Company's Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

On November 6, 2012, California passed Proposition 39, which mandates most taxpayers to apportion their California income by using single sales factor and requires all taxpayers to use market-based sourcing for sale receipts for tax years beginning or after January 1, 2013. The Company followed provisions of this new tax legislation starting first quarter of fiscal 2014. Adoption of this new tax legislation did not have material impact on the Company's consolidated financial position, results of operations and cash flows.

16.     Segments and Geography Information
The Company has one reportable segment consisting of optical subsystems and components. Optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in building communication networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. Optical components consists primarily of packaged lasers, receivers and photodetectors for data communication and telecommunication applications and passive optical components used in telecommunication applications.
The following is a summary of revenues from sales to unaffiliated customers within geographic areas based on the location of the entity purchasing the Company’s products:

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended
(in thousands)	April 27, 2014	April 28, 2013	April 30, 2012
United States	$339,423	$269,071	$242,982
Malaysia	185,197	183,299	207,931
China	229,231	171,016	184,945
Rest of the world	402,982	310,949	316,721
Totals	$1,156,833	$934,335	$952,579
Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	April 27, 2014	April 28, 2013
Long-lived assets:
United States	$97,546	$88,790
Malaysia	56,007	38,409
China	127,966	90,126
Rest of the world	32,311	25,238
	$313,830	$242,563

The increase in long-lived assets was primarily due to the additions of property and improvements to the Company's manufacturing facilities in China.

17.     Litigation

The Company is a party to several pending legal proceedings described below. In each of these proceedings in which the Company is a defendant, the Company believes that it has strong defenses and intends to vigorously defend the action. As of the date of this report, the Company does not believe it is reasonably possible that losses related to any of these cases have been incurred in excess of the amounts, if any, that have been accrued as of April 27, 2014. However, the litigation process is inherently uncertain, and accordingly, the Company cannot predict the outcome of any of these matters with certainty. Future developments in one or more of these matters may cause the Company to revise its estimates and related accruals in future periods.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cheetah Omni Litigation

Customer Texas Litigation

On July 29, 2011, Cheetah Omni LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against Alcatel-Lucent USA Inc., Alcatel-Lucent Holdings, Inc., Ciena Corporation, Ciena Communications, Inc., Fujitsu Network Communications, Inc., Tellabs, Inc., Tellabs Operations, Inc., Tellabs North America, Inc., Nokia Siemens Networks US LLC, Huawei Technologies USA, Inc. and Huawei Device USA, Inc. Finisar was not named as a defendant in the lawsuit. However, the named defendants or entities affiliated with them are Finisar customers. The complaint alleged that certain ROADM products of the named defendants infringe one or more of seven Cheetah Omni patents. With respect to two of the seven patents, the Company understands Cheetah Omni have asserted infringement by the customer defendants making, using, offering for sale, selling, and/or importing into the United States certain ROADM products that include a Finisar wavelength selective switch (WSS). Finisar has no specific information regarding whether the claims of infringement with respect to the remaining five asserted Cheetah Omni patents implicate any Finisar products.
Finisar received a request for indemnification from all six customer defendants with respect to the two patents mentioned above. The Company believes based on the outcome of the Finisar Michigan litigation described below that such requests are effectively withdrawn. On November 19, 2012, the United States District Court in the Finisar Michigan litigation issued an order enjoining Cheetah Omni from continuing to pursue its claims against Finisar customers in the Texas litigation with respect to the two patents asserted against products containing a Finisar WSS. As a result, these Texas claims were stayed pending the outcome of the Michigan litigation. As a result of the settlement of the Finisar Michigan litigation, these claims have been resolved without Company liability. Furthermore, all the claims and defenses asserted by the parties in the Texas case have now been resolved through settlement or summary judgment, and the case has been dismissed.

Finisar Michigan Litigation

On December 23, 2011, the Company filed a declaratory judgment action in the United States District Court for the Eastern District of Michigan seeking a declaration of invalidity and non-infringement by Finisar and its customers of four Cheetah Omni patents, including the two patents implicating the Company's WSS that are asserted against Finisar customers in the case described above that is currently pending in the Eastern District of Texas. On February 27, 2012, Cheetah Omni filed its answer to the complaint in which it denied the allegations of invalidity with respect to the four patents at issue.  However, in its initial answer Cheetah Omni did not deny any of the allegations of non-infringement in the Company's complaint.  Cheetah Omni also did not include any counterclaims.  Before Cheetah Omni's answer was filed, on February 24, 2012, the Company filed a motion seeking to enjoin Cheetah Omni's pending claims implicating the Company's WSS asserted against the Company's customers in the Eastern District of Texas case described above and for leave to file a motion for summary judgment of non-infringement. This motion with respect to the requested injunction was granted on November 19, 2012 as described above with respect to the customer Michigan litigation. The motion for leave to file a motion for summary judgment has been denied pending completion of claim construction. After Cheetah Omni's answer was filed, the Company filed a motion for judgment on the pleadings in favor of the Company, and Cheetah Omni filed a motion requesting permission to add counterclaims of infringement by the Company's WSS devices. The motion for judgment on the pleadings was denied. The motion for permission to add counterclaims of infringement was granted, and Cheetah Omni thereafter added claims accusing the Company's WSS devices of infringement of the two Cheetah Omni patents. Following a case-dispositive claim construction ruling in the Company’s favor, on March 25, 2014, the Company and Cheetah Omni entered into a settlement agreement resolving the litigation without liability to the Company or its customers and any restrictions on current or future activities.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table summarizes the activities of the restructuring accrual during fiscal 2014 (in thousands):

Balance as of April 28, 2013	$3,225
Cash payments, net of sublease income	(314)
Balance as of April 27, 2014	$2,911

Of the $2.9 million of remaining accrual, $351,000 is expected to be paid in fiscal 2015 and $2.6 million is expected to be paid out from fiscal 2016 through fiscal 2020.

19.     Warranty
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
Changes in the Company’s warranty liability during the following periods were as follows:

	As of
(in thousands)	April 27, 2014	April 28, 2013
Beginning balance	$4,155	$3,926
Additions during the period based on product sold	5,653	4,964
Additions during the period due to acquisitions	515	159
Change in estimates	(2,022)	(1,378)
Settlements and expirations	(2,557)	(3,516)
Ending balance	$5,744	$4,155

20.    Related Parties
During fiscal 2014, the Company paid $195,164 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a grant-date fair value of $66,957, which vest as follows: 25%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to him continuing to provide services to Finisar.
During fiscal 2013, the Company paid $216,723 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a grant-date fair value of $49,086, which vest as follows: 25% on June 18, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 18, 2016, subject to him continuing to provide services to Finisar.
During fiscal 2012, the Company paid $251,404 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 2,000 restricted stock units with a grant-date fair value of $29,300, which vest as follows: 25% on June 20, 2012 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 20, 2015, subject to him continuing to provide services to Finisar.
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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of April 27, 2014. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.    Financial Information by Quarter (Unaudited)
Summarized quarterly data for fiscal 2014 and 2013 are as follows:

	Three Months Ended
	April 27, 2014	January 26, 2014	October 27, 2013	July 28, 2013	April 28, 2013 (1)(2)	January 27, 2013 (3)	October 28, 2012	July 29, 2012
	(In thousands, except per share data)
Revenues	$306,025	$294,018	$290,722	$266,068	$243,417	$238,351	$232,041	$220,526
Gross profit	$96,564	$105,689	$103,373	$91,373	$67,326	$68,044	$63,874	$57,797
Income (loss) from operations	$21,107	$33,096	$30,109	$27,103	$385	$(797)	$54	$(5,197)
Income (loss) before non-controlling interest	$28,683	$27,068	$29,951	$25,835	$1,404	$(3,687)	$427	$(6,209)
Net income (loss) attributable to Finisar Corporation	$28,750	$27,061	$29,965	$26,011	$3,879	$(3,407)	$271	$(6,197)
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.30	$0.28	$0.31	$0.27	$0.04	$(0.04)	$—	$(0.07)
Diluted	$0.28	$0.26	$0.29	$0.26	$0.04	$(0.04)	$—	$(0.07)
Shares used in computing net income (loss) per share:
Basic	96,965	96,394	95,941	94,609	93,567	93,097	92,780	91,988
Diluted	105,418	104,361	103,696	101,125	96,192	93,097	94,734	91,988
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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 27, 2014, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 27, 2014. Management based its assessment on the criteria set forth in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of April 27, 2014.
The effectiveness of internal control over financial reporting as of April 27, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended April 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Finisar Corporation
We have audited Finisar Corporation's internal control over financial reporting as of April 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of April 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of April 27, 2014 and April 28, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended April 27, 2014 of Finisar Corporation and our report dated June 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 26, 2014

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2014 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to (Recoveries Offset) Costs and Expenses, Net	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at April 27, 2014	$958	$101	$(130)	$929
Balance at April 28, 2013	$1,311	$(268)	$(85)	$958
Balance at April 30, 2012	$1,324	$100	$(113)	$1,311

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 26th day of June, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	June 26, 2014
Jerry S. Rawls

/s/ Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	June 26, 2014
Eitan Gertel

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2014
Kurt Adzema

/s/ Michael C. Child	Director	June 26, 2014
Michael C. Child

/s/ Roger C. Ferguson	Director	June 26, 2014
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 26, 2014
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 26, 2014
Robert N. Stephens

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock(10)
4.2	Indenture, dated October 15, 2009, between Registrant and Wells Fargo Bank, National Association(11)
4.3	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (12)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(13)
10.2*	1999 Stock Option Plan(14)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(15)
10.4*	Registrant's 2005 Stock Incentive Plan, as amended(16)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(17)
10.6*	Optium Corporation 2000 Stock Incentive Plan(18)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(19)
10.8	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(20)
10.9*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(21)
10.10*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(22)
10.11*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(23)
10.12*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(24)
10.13*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(25)
10.14*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(26)
10.15*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(27)
10.16	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(28)
10.17	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(29)
10.18	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(30)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(31)
10.20*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(32)
10.21*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(33)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.22*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(34)
10.23*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(35)
10.24*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(36)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(37)
10.26*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(38)
10.27*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(39)
10.28*	Form of Restricted Stock Unit Issuance Agreement(40)
10.29*	Form of Restricted Stock Unit Issuance Agreement — Officers(41)
10.30*	Form of Restricted Stock Unit Issuance Agreement — International(42)
10.31*	Form of Restricted Stock Unit Issuance Agreement — Israel(43)
10.32*	Form of Restricted Stock Unit Issuance Agreement — UK
10.33*	Registrant's 2009 Employee Stock Purchase Plan (as amended)(44)
10.34*	Registrant's 2009 International Employee Stock Purchase Plan(45)
10.35	Summary of the principal terms of the lease agreement - Wuxi, China(46)
10.36	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China(47)
10.37	Summary of the principal terms of the lease agreement - Jarfalla, Sweden(48)
10.38	Summary of the principal terms of the lease agreement - Tel Aviv, Israel(49)
10.39	Summary of the principal terms of the lease agreement - Shanghai, China(50)
10.40
Lease agreement (as amended) by and between Registrant (as successor in interest to GenOA Corporation) and Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000(51)

10.41	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia(52)
10.42	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated(53)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 4, 2007.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(12)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(15)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(16)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(17)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(18)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(20)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(22)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(23)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(28)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(29)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(30)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(31)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(33)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(34)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(35)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(36)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(39)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(40)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(43)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(44)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(45)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(46)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(47)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(48)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(49)	Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(50)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 5, 2013.

(52)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(53)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.