Form 10-Q
period 2014-07-27
FINISAR CORP
filed 2014-09-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 27, 2014
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

     At August 29, 2014, there were 99,556,756 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 27, 2014

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 27, 2014	April 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287,455	$303,101
Short-term investments	209,927	209,922
Accounts receivable, net of allowance for doubtful accounts of $806 at July 27, 2014 and $929 at April 27, 2014	231,312	225,020
Accounts receivable, other	41,595	33,749
Inventories	270,122	259,759
Prepaid expenses and other current assets	38,582	33,022
Total current assets	1,078,993	1,064,573
Property, equipment and improvements, net	301,020	273,328
Purchased intangible assets, net	33,680	34,140
Goodwill	106,735	106,114
Minority investments	2,317	2,117
Other assets	20,907	17,274
Total assets	$1,543,652	$1,497,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$143,224	$119,439
Accrued compensation	28,215	38,541
Other accrued liabilities	27,815	31,776
Deferred revenue	16,872	16,659
Current portion of convertible debt	40,015	40,015
Total current liabilities	256,141	246,430
Long-term liabilities:
Convertible debt, net of current portion	214,496	212,253
Other non-current liabilities	24,042	22,804
Total liabilities	494,679	481,487
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 27, 2014 and April 28, 2014	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized 99,528,871 shares and 97,281,665 shares issued and outstanding at July 27, 2014 and April 28, 2014, respectively	100	97
Additional paid-in capital	2,469,687	2,456,110
Accumulated other comprehensive income	25,116	20,025
Accumulated deficit	(1,445,930)	(1,460,173)
Total stockholders' equity	1,048,973	1,016,059
Total liabilities and stockholders' equity	$1,543,652	$1,497,546
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 27, 2014	July 28, 2013

Revenues	$327,638	$266,068
Cost of revenues	227,384	173,102
Amortization of acquired developed technology	1,435	1,593
Gross profit	98,819	91,373
Operating expenses:
Research and development	51,007	43,530
Sales and marketing	11,965	11,805
General and administrative	14,719	8,340
Amortization of purchased intangibles	761	595
Total operating expenses	78,452	64,270
Income from operations	20,367	27,103
Interest income	612	217
Interest expense	(3,133)	(552)
Other income (expense), net	(2,026)	488
Income before income taxes and non-controlling interest	15,820	27,256
Provision for income taxes	1,577	1,421
Consolidated net income	14,243	25,835
Adjust for net loss attributable to non-controlling interest	—	176
Net income attributable to Finisar Corporation	$14,243	$26,011
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.14	$0.27
Diluted	$0.14	$0.26
Shares used in computing net income per share:
Basic	98,241	94,609
Diluted	102,287	101,125

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 27, 2014	July 28, 2013
Consolidated net income	$14,243	$25,835
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	5,091	(6,128)
Total other comprehensive income (loss), net of tax	5,091	(6,128)
Total consolidated comprehensive income	19,334	19,707
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	—	176
Comprehensive income attributable to Finisar Corporation	$19,334	$19,883

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 27, 2014	July 28, 2013
Operating activities
Consolidated net income	$14,243	$25,835
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	19,648	13,970
Amortization of intangible assets	2,195	2,188
Amortization of debt issuance costs	193	39
Stock-based compensation expense	11,053	8,909
Loss (gain) on sale or retirement of assets and asset disposal group	650	(103)
Equity in earnings of equity method investment	(200)	(179)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	2,243	—
Changes in operating assets and liabilities:
Accounts receivable	(5,840)	(24,286)
Inventories	(6,787)	(12,459)
Other assets	(17,837)	(17,245)
Deferred income taxes	—	240
Accounts payable	23,738	13,979
Accrued compensation	(14,165)	(1,051)
Other accrued liabilities	(2,840)	7,987
Deferred revenue	(280)	2,907
Net cash provided by operating activities	26,014	20,731
Investing activities
Additions to property, equipment and improvements	(45,076)	(27,874)
Net proceeds from sale of property and equipment and asset disposal group	—	408
Purchases of short-term investments	(59,949)	—
Maturities of short-term investments	60,000	—
Acquisition, net of cash acquired	(2,728)	—
Net cash used in investing activities	(47,753)	(27,466)
Financing activities
Repayments of term loans	(71)	—
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	6,164	6,092
Net cash provided by financing activities	6,093	6,092
Net decrease in cash and cash equivalents	(15,646)	(643)
Cash and cash equivalents at beginning of period	303,101	289,076
Cash and cash equivalents at end of period	$287,455	$288,433
Supplemental disclosure of cash flow information
Cash paid for interest	$643	$—
Cash paid for taxes	$2,637	$851

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 27, 2014 and for the three month periods ended July 27, 2014 and July 28, 2013 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary, Finisar Korea, prior to its sale in the fourth quarter of fiscal 2014. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 27, 2014, its operating results for the three month periods ended July 27, 2014 and July 28, 2013, and its cash flows for the three month periods ended July 27, 2014 and July 28, 2013. Operating results for the three month periods ended July 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 3, 2015. The condensed consolidated balance sheet as of April 27, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2014.

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

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 27, 2014. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	July 27, 2014	July 28, 2013
Numerator:
Net income attributable to Finisar Corporation	$14,243	$26,011
Numerator for basic net income per share	14,243	26,011
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	—	539
Numerator for diluted net income per share	$14,243	$26,550
Denominator:
Denominator for basic net income per share - weighted average shares	98,241	94,609
Effect of dilutive securities:
Stock options and restricted stock units	4,046	2,768
5.0% Convertible Senior Notes due 2029	—	3,748
Dilutive potential common shares	4,046	6,516
Denominator for diluted net income per share	102,287	101,125
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.14	$0.27
Diluted	$0.14	$0.26

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	July 27, 2014	July 28, 2013
Stock options and restricted stock units	627	2,537
5.0% Convertible Senior Notes due 2029	3,748	—
0.50% Convertible Senior Notes due 2033 (1)	—	—
	4,375	2,537
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	July 27, 2014	April 27, 2014
Raw materials	$56,858	$52,594
Work-in-process	126,899	126,181
Finished goods	86,365	80,984
Total inventories	$270,122	$259,759

5. Investments

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

The Company's investments in fixed income securities as of July 27, 2014 and April 27, 2014 were as follows:

	July 27, 2014				April 27, 2014
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$89,927	$—	$—	$89,927	$89,922	$—	$—	$89,922
Certificates of deposit	120,000	—	—	120,000	120,000	—	—	120,000
Total	$209,927	$—	$—	$209,927	$209,922	$—	$—	$209,922
Reported as:
Short-term investments	$209,927	$—	$—	$209,927	$209,922	$—	$—	$209,922
Total	$209,927	$—	$—	$209,927	$209,922	$—	$—	$209,922

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three month periods ended July 27, 2014 and July 28, 2013 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
Included in minority investments at both July 27, 2014 and April 27, 2014 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $1.4 million and $1.2 million at July 27, 2014 and April 27, 2014, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At July 27, 2014, the Company had a 19.9% ownership interest in this company. For the three month periods ended July 27, 2014 and July 28, 2013, the Company recorded income of $200,000 and $179,000, respectively, representing its share of the net income of this minority investee, which was included in other income (expense), net in the accompanying condensed consolidated statements of operations.

6. Debt

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 27, 2014, the remaining debt discount amortization period was 52 months.

As of July 27, 2014, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(44,254)
Net carrying amount of the liability component	$214,496
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

Three Months Ended
(in thousands, except percentages)	July 27, 2014
Contractual interest expense	$323
Amortization of the debt discount	2,243
Amortization of issuance costs	154
Total interest cost	$2,720
Effective interest rate on the liability component	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the Notes in cash.

5.0% Convertible Senior Notes Due 2029
The terms of the Company's 5.0% Convertible Senior Notes due 2029 (the "2029 Notes") include a provision that allows the holders to require the Company to redeem, for cash, any of their notes on October 15, 2014 at a redemption price equal to

100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. Accordingly, all $40.0 million of the 2029 Notes principal amount outstanding as of July 27, 2014 was classified as a current liability as of that date.

7. Warranty
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
Changes in the Company's warranty liability during the following period were as follows:

Three Months Ended
(in thousands)	July 27, 2014
Beginning balance at April 28, 2014	$5,744
Additions during the period based on product sold	1,284
Change in estimates	(552)
Settlements and expirations	(807)
Ending balance at July 27, 2014	$5,669

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of July 27, 2014 and April 27, 2014 were as follows:

	July 27, 2014					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$30,262	$30,262	$—	$—	$30,262	$30,169	$30,169	$—	$—	$30,169
Commercial paper	89,927	—	89,927	—	89,927	89,922	—	89,922	—	89,922
Certificates of deposit	120,000	—	120,000	—	120,000	120,000	—	120,000	—	120,000
Total	$240,189	$30,262	$209,927	$—	$240,189	$240,091	$30,169	$209,922	$—	$240,091

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of July 27, 2014, the carrying value of the Company's minority investments in these privately held companies was $2.3 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of July 27, 2014 and April 27, 2014 were as follows:

	July 27, 2014					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$40,015	$77,520	$—	$—	$77,520	$40,015	$104,105	$—	$—	$104,105
2033 Notes	214,496	254,692	—	—	254,692	212,253	305,307	—	—	305,307
Total	$254,511	$332,212	$—	$—	$332,212	$252,268	$409,412	$—	$—	$409,412

The fair value of the 2029 Notes and 2033 Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

9. Stockholders' Equity
The number of shares of common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended
	July 27, 2014	July 28, 2013
Employee stock purchase plan	291,589	340,657
Exercises of stock options	100,378	212,514
Restricted stock units vesting	1,854,873	1,360,789

10. Legal Matters
The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.
Due to the nature of the Company's business, it is subject to claims alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.

Class Action and Shareholder Derivative Litigation
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

Thomas Swan Litigation
On February 26, 2013, Thomas Swan & Co. Ltd. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe four related Thomas Swan patents. The Company's customer, Fujitsu Network Communications, has been added as a co-defendant in this lawsuit. The Company has performed a review of the asserted patents and believes that the patent claims are not infringed and/or are invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for February 2015.

Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe a Mears Technologies patent. The Company has performed an initial review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. The Company intends to defend this lawsuit vigorously. However, there can be no assurance that the defense will be successful and, if the defense is not successful, Finisar may be liable for substantial damages, including possible indemnification obligations to the Company's customers. Even if the defense is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business. Trial in this case has been scheduled for December 2014.

11. Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 27, 2014. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

12. Related Parties
During the three month period ended July 27, 2014, the Company paid $41,532 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Gertel continuing to provide services to Finisar.
During the three month period ended July 28, 2013, the Company paid $55,572 in cash compensation to Mr. Gertel's company. In addition, during the first quarter of fiscal 2014, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to Mr. Gertel continuing to provide services to Finisar.
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

We sell our optical products to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, Coriant, EMC, Emulex, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia and Qlogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and CATV operators, collectively referred to as carriers.

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

Since October 2000, we have completed the acquisition of two publicly-held companies. We have also completed the acquisition of 13 privately-held companies and certain businesses and assets from seven other companies in order to broaden our product offerings and provide new sources of revenue, production capabilities and access to advanced technologies that we believe will enable us to reduce our product costs and develop innovative and more highly integrated product platforms while accelerating the timeframe required to develop such products.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended April 27, 2014.

Results of Operations

Revenues
The following table sets forth changes in revenues by market application:

	Three Months Ended
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Datacom revenue	$241,231	$184,431	$56,800	30.8%
Telecom revenue	86,407	81,637	4,770	5.8%
Total revenues	$327,638	$266,068	$61,570	23.1%

The increase in datacom revenue was primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The increase in telecom revenue was primarily due to the acquisition of u2t in the fourth quarter of fiscal 2014.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$1,435	$1,593	$(158)	(9.9)%

The decrease was primarily due to roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$98,819	$91,373	$7,446	8.1%
As a percentage of revenues	30.2%	34.3%

The decrease in gross margin primarily reflected a decline in average selling prices.

Research and Development Expenses
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$51,007	$43,530	$7,477	17.2%

The increase was primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$11,965	$11,805	$160	1.4%

The increase was primarily due to increases in employee compensation related expenses principally as the result of additional activities required as we expand our product offering and customer base.

General and Administrative Expenses
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$14,719	$8,340	$6,379	76.5%

The increase was primarily due to a non-recurring gain of $6.5 million recognized during the first quarter of fiscal 2014 related to the settlement of the stock option litigation.

Amortization of Purchased Intangibles
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$761	$595	$166	27.9%

The increase was due to the amortization of the intangibles related to the u2t acquisition in the fourth quarter of fiscal 2014.

Interest Income
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$612	$217	$395	182.0%

The increase was primarily due to higher cash and investments balances during fiscal 2015 period compared to fiscal 2014 period.

Interest Expense
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$3,133	$552	$2,581	467.6%

The increase was primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$(2,026)	$488	$(2,514)	(515.2)%

The decrease was primarily due to foreign currency exchange losses.

Non-controlling Interest
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$—	$176	$(176)	100.0%

Non-controlling interest for the three months ended July 28, 2013 represents minority shareholders' proportionate share of the net loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

Provision for Income Taxes
(in thousands, except percentages)	July 27, 2014	July 28, 2013	Change	% Change
Three months ended	$1,577	$1,421	$156	11.0%

The income tax provisions for the three month periods ended July 27, 2014 and July 28, 2013 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	July 27, 2014	July 28, 2013
Net cash provided by operating activities	$26.0	$20.7
Net cash used in investing activities	$(47.8)	$(27.5)
Net cash provided by financing activities	$6.1	$6.1

Operating Cash Flows
Net cash provided by operating activities in the three months ended July 27, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $35.8 million, and a $24.0 million increase in working capital primarily related to increases in accounts receivable, inventory, other assets and a decrease in accrued compensation, offset by an increase in accounts payable. Accounts receivable increased by $5.8 million primarily due to the increase in revenues during the quarter. Inventory increased by $6.8 million primarily due to increased purchases to support the increased sales level. Accrued compensation decreased by $14.2 million primarily due to payment of annual employee bonus for fiscal 2014. Other assets increased by $17.8 million primarily due to increased sales of raw material components to our manufacturing subcontractors. Net cash provided by operating activities in the three months ended July 28, 2013 consisted of our net loss, as adjusted to exclude depreciation, amortization and other non-cash items totaling $24.8 million, and a $29.9 million increase in working capital primarily related to increases in accounts receivable and other assets, offset by an increase in accounts payable. Accounts receivable increased by $24.3 million primarily due to an increase in revenues during the three months ended July 28, 2013. Inventory increased by $12.5 million due to increased purchases to support the increased sales level. Other assets increased by $17.3 million primarily due to the settlement of stock option derivative litigation.

Investing Cash Flows
Net cash used in investing activities in the three month periods ended July 27, 2014 and July 28, 2013 primarily consisted of expenditures for capital equipment.

Financing Cash Flows
Net cash provided by financing activities for the three month periods ended July 27, 2014 and July 28, 2013 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At July 27, 2014, our principal sources of liquidity consisted of approximately $497 million of cash and cash equivalents and short-term investments, of which approximately $68 million was held by our foreign subsidiaries.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2029 Notes, in the aggregate principal amount of $40.0 million, which are subject to redemption by the holders in October 2014, 2016, 2019 and 2024, or our 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At July 27, 2014 and April 27, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

The material set forth in "Part I, Item 1, Financial Statements - Note 12, Related Parties" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended April 27, 2014. Our exposure related to market risk has not changed materially since April 27, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 10. Pending Litigation” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 27, 2014.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED APRIL 27, 2014.

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

As part of our ongoing initiatives to reduce the cost of revenues, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. Adverse changes in currency exchange rates between the U.S. dollar and the applicable local currency and/or unanticipated increases in labor costs at our lower cost manufacturing locations could limit the anticipated benefits of the transfer of certain product manufacturing to such lower cost locations. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be unsuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.

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

In addition to our combination with Optium in August 2008 and our acquisitions of Ignis in May 2011, Red-C in July 2012 and u2t in January 2014, we have completed the acquisition of eleven privately-held companies and certain businesses and assets from seven other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

The Optium merger and several of our other past acquisitions have been material, and acquisitions that we may complete in the future may be material. In 13 of our 22 acquisitions, we issued common stock or notes convertible into common stock as all or a portion of the consideration. The issuance of common stock or other equity securities by us in connection with any future acquisition would dilute our stockholders' percentage ownership.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2014, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.3 million in such equity investments remaining on our balance sheet as of July 27, 2014 in future periods.

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

     As of July 27, 2014, we had outstanding an aggregate principal amount of $40.0 million of our 2029 Notes and an aggregate principal amount of $258.8 million of our 2033 Notes. The 2029 Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share, and the 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 3,748,478 shares of common stock would be issued upon the conversion of all outstanding 2029 Notes and an aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Dated: September 4, 2014