Form 10-Q
period 2014-10-26
FINISAR CORP
filed 2014-12-04
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 26, 2014
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

     At November 28, 2014, there were 103,421,343 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended October 26, 2014

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 26, 2014	April 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,952	$303,101
Short-term investments	290,478	209,922
Accounts receivable, net of allowance for doubtful accounts of $897 at October 26, 2014 and $929 at April 27, 2014	213,721	225,020
Accounts receivable, other	34,573	33,749
Inventories	284,789	259,759
Prepaid expenses and other current assets	38,065	33,022
Total current assets	1,048,578	1,064,573
Property, equipment and improvements, net	306,331	273,328
Purchased intangible assets, net	31,508	34,140
Goodwill	106,735	106,114
Minority investments	2,547	2,117
Other assets	22,528	17,274
Total assets	$1,518,227	$1,497,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,235	$119,439
Accrued compensation	35,354	38,541
Other accrued liabilities	33,716	31,776
Deferred revenue	12,358	16,659
Current portion of convertible debt	36,665	40,015
Total current liabilities	231,328	246,430
Long-term liabilities:
Convertible debt, net of current portion	216,775	212,253
Other non-current liabilities	24,901	22,804
Total liabilities	473,004	481,487
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at October 26, 2014 and April 27, 2014	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized,99,983,128 shares and 97,281,665 shares issued and outstanding at October 26, 2014 and April 27, 2014, respectively	100	97
Additional paid-in capital	2,485,133	2,456,110
Accumulated other comprehensive income	17,282	20,025
Accumulated deficit	(1,457,292)	(1,460,173)
Total stockholders' equity	1,045,223	1,016,059
Total liabilities and stockholders' equity	$1,518,227	$1,497,546
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013

Revenues	$296,981	$290,722	$624,619	$556,790
Cost of revenues	210,626	186,168	438,010	359,270
Amortization of acquired developed technology	1,435	1,181	2,870	2,774
Gross profit	84,920	103,373	183,739	194,746
Operating expenses:
Research and development	51,184	44,959	102,191	88,489
Sales and marketing	11,487	12,322	23,452	24,127
General and administrative	28,772	15,388	43,491	23,728
Amortization of purchased intangibles	737	595	1,498	1,190
Total operating expenses	92,180	73,264	170,632	137,534
Income (loss) from operations	(7,260)	30,109	13,107	57,212
Interest income	342	282	954	499
Interest expense	(2,867)	(367)	(6,000)	(919)
Other income (expense), net	33	495	(1,993)	983
Income (loss) before income taxes and non-controlling interest	(9,752)	30,519	6,068	57,775
Provision for income taxes	1,610	568	3,187	1,989
Consolidated net income (loss)	(11,362)	29,951	2,881	55,786
Adjust for net loss attributable to non-controlling interest	—	14	—	190
Net income (loss) attributable to Finisar Corporation	$(11,362)	$29,965	$2,881	$55,976
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.11)	$0.31	$0.03	$0.59
Diluted	$(0.11)	$0.29	$0.03	$0.56
Shares used in computing net income (loss) per share:
Basic	99,621	95,941	98,931	95,275
Diluted	99,621	103,696	102,390	102,771

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Consolidated net income (loss)	$(11,362)	$29,951	$2,881	$55,786
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(7,834)	4,919	(2,743)	(1,209)
Total other comprehensive income (loss), net of tax	(7,834)	4,919	(2,743)	(1,209)
Total consolidated comprehensive income (loss)	(19,196)	34,870	138	54,577
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	—	14	—	190
Comprehensive income (loss) attributable to Finisar Corporation	$(19,196)	$34,884	$138	$54,767

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	October 26, 2014	October 27, 2013
Operating activities
Consolidated net income	$2,881	$55,786
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	40,563	28,591
Amortization of intangible assets	4,367	4,152
Amortization of debt issuance costs	380	—
Stock-based compensation expense	22,611	19,080
Loss (gain) on sale or retirement of assets and asset disposal group	628	(98)
Equity in earnings of equity method investment	(430)	(309)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	4,522	—
Changes in operating assets and liabilities:
Accounts receivable	11,751	(38,949)
Inventories	(26,189)	(34,308)
Other assets	(12,153)	(14,107)
Accounts payable	(6,251)	21,711
Accrued compensation	(7,026)	14,984
Other accrued liabilities	3,627	9,729
Deferred revenue	(4,406)	4,067
Net cash provided by operating activities	34,875	70,329
Investing activities
Additions to property, equipment and improvements	(74,256)	(57,649)
Net proceeds from sale of property and equipment and asset disposal group	42	426
Purchases of short-term investments	(215,453)	—
Maturities of short-term investments	135,000	—
Acquisition, net of cash acquired	(2,728)	—
Net cash used in investing activities	(157,395)	(57,223)
Financing activities
Repayments of term loans	(166)	—
Proceeds from a bank loan	—	4,700
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	6,537	9,606
Net cash provided by financing activities	6,371	14,306
Net increase (decrease) in cash and cash equivalents	(116,149)	27,412
Cash and cash equivalents at beginning of period	303,101	289,076
Cash and cash equivalents at end of period	$186,952	$316,488
Supplemental disclosure of cash flow information
Cash paid for interest	$1,668	$1,000
Cash paid for taxes	$3,581	$1,066
Supplemental disclosures of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$3,350	$—

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of October 26, 2014 and for the three and six month periods ended October 26, 2014 and October 27, 2013 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary, Finisar Korea, prior to its sale in the fourth quarter of fiscal 2014. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of October 26, 2014, its operating results for the three and six month periods ended October 26, 2014 and October 27, 2013, and its cash flows for the six month periods ended October 26, 2014 and October 27, 2013. Operating results for the three and six month periods ended October 26, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 3, 2015. The condensed consolidated balance sheet as of April 27, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2014.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Numerator:
Net income (loss) attributable to Finisar Corporation	$(11,362)	$29,965	$2,881	$55,976
Numerator for basic net income (loss) per share	(11,362)	29,965	2,881	55,976
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	—	539	—	1,079
Numerator for diluted net income (loss) per share	$(11,362)	$30,504	$2,881	$57,055
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	99,621	95,941	98,931	95,275
Effect of dilutive securities:
Stock options and restricted stock units	—	4,007	3,459	3,748
5.0% Convertible Senior Notes due 2029	—	3,748	—	3,748
Dilutive potential common shares	—	7,755	3,459	7,496
Denominator for diluted net income (loss) per share	99,621	103,696	102,390	102,771
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$(0.11)	$0.31	$0.03	$0.59
Diluted	$(0.11)	$0.29	$0.03	$0.56

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Stock options and restricted stock units	5,633	722	1,070	1,060
5.0% Convertible Senior Notes due 2029	3,435	—	3,435	—
0.50% Convertible Senior Notes due 2033 (1)	—	—	—	—
	9,068	722	4,505	1,060
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	October 26, 2014	April 27, 2014
Raw materials	$58,060	$52,594
Work-in-process	131,246	126,181
Finished goods	95,483	80,984
Total inventories	$284,789	$259,759

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

The Company's investments in fixed income securities as of October 26, 2014 and April 27, 2014 were as follows:

	October 26, 2014				April 27, 2014
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$74,936	$—	$—	$74,936	$89,922	$—	$—	$89,922
Certificates of deposit	215,542	—	—	215,542	120,000	—	—	120,000
Total	$290,478	$—	$—	$290,478	$209,922	$—	$—	$209,922
Reported as:
Short-term investments	$290,478	$—	$—	$290,478	$209,922	$—	$—	$209,922
Total	$290,478	$—	$—	$290,478	$209,922	$—	$—	$209,922

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three and six month periods ended October 26, 2014 and October 27, 2013, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
Included in minority investments at both October 26, 2014 and April 27, 2014 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $1.7 million and $1.2 million at October 26, 2014 and April 27, 2014, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At October 26, 2014, the Company had a 19.9% ownership interest in this company. For the three month periods ended October 26, 2014 and October 27, 2013 and for the six month periods ended October 26, 2014 and October 27, 2013, the Company recorded income of $230,000, $130,000, $430,000 and $309,000, respectively, representing its share of the net income of this minority investee, which was included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of October 26, 2014, the remaining debt discount amortization period was 49 months.

As of October 26, 2014, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(41,975)
Net carrying amount of the liability component	$216,775
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended	Six Months Ended
(in thousands, except percentages)	October 26, 2014	October 26, 2014
Contractual interest expense	$323	$646
Amortization of the debt discount	2,279	4,522
Amortization of issuance costs	154	308
Total interest cost	$2,756	$5,476
Effective interest rate on the liability component	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

5.0% Convertible Senior Notes Due 2029
In October 2014, the Company notified the holders of its 5.0% Convertible Senior Notes due 2029 (the "2029 Notes") of its intent to redeem, in accordance with the original terms of the 2029 Notes, all outstanding 2029 Notes on October 29, 2014. Accordingly, all remaining principal amount of the 2029 Notes outstanding as of October 26, 2014 was classified as a current liability as of that date.
Prior to October 26, 2014, the holders of the 2029 Notes representing approximately $3.4 million of the principal amount exercised their rights to exchange their 2029 Notes for 313,814 shares of the Company's common stock. Subsequent to October 26, 2014, all remaining holders of the 2029 Notes exercised their rights to exchange their 2029 Notes for 3,434,659 shares of the Company's common stock. All conversions were in accordance with the original terms of the 2029 Notes and no gain or loss was recognized as a result of conversion.

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
Changes in the Company's warranty liability during the following period were as follows:

Six Months Ended
(in thousands)	October 26, 2014
Beginning balance at April 28, 2014	$5,744
Additions during the period based on product sold	2,396
Change in estimates	(854)
Settlements and expirations	(1,794)
Ending balance at October 26, 2014	$5,492

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of October 26, 2014 and April 27, 2014 were as follows:

	October 26, 2014					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$38	$38	$—	$—	$38	$30,169	$30,169	$—	$—	$30,169
Commercial paper	74,936	—	74,936	—	74,936	89,922	—	89,922	—	89,922
Certificates of deposit	215,542	—	215,542	—	215,542	120,000	—	120,000	—	120,000
Total	$290,516	$38	$290,478	$—	$290,516	$240,091	$30,169	$209,922	$—	$240,091

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of October 26, 2014, the carrying value of the Company's minority investments in these privately held companies was $2.5 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of October 26, 2014 and April 27, 2014 were as follows:

	October 26, 2014					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$36,665	$54,993	$—	$—	$54,993	$40,015	$104,105	$—	$—	$104,105
2033 Notes	216,775	235,934	—	—	235,934	212,253	305,307	—	—	305,307
Total	$253,440	$290,927	$—	$—	$290,927	$252,268	$409,412	$—	$—	$409,412

The fair value of the 2029 Notes and 2033 Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

9. Stockholders' Equity
The number of shares of common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended		Six Months Ended
	October 26, 2014	October 27, 2013	October 26, 2014	October 27, 2013
Employee stock purchase plan	—	—	291,589	340,657
Exercises of stock options	45,704	312,230	146,082	524,744
Restricted stock units vesting	94,489	113,177	1,949,612	1,605,406

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
Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice. On October 25, 2013, the lead plaintiffs filed a notice of appeal of the District Court's dismissal ruling, and the appeal is pending.

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
Thomas Swan Litigation
On February 26, 2013, Thomas Swan & Co. Ltd. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe four related Thomas Swan patents. The Company's customer, Fujitsu Network Communications, was added as a co-defendant in this lawsuit. The Company performed a review of the asserted patents and believes that the patent claims are not infringed and/or are invalid. In October 2014, the parties reached a confidential agreement to settle this lawsuit. The Company evaluated the transaction as a multiple-element arrangement and allocated the one-time payment of $11.0 million that the Company is obligated to make to the plaintiff in connection with the settlement to each identifiable element using its estimates of relative fair values of these elements. The Company determined that the primary benefits of the arrangement are avoided litigation cost and elimination of use of the Company's management and personnel resources, with no material value attributable to future use or benefit. Accordingly, the Company recorded an $11.0 million settlement charge as general and administrative expenses in the consolidated statements of operations for the quarter ended October 26, 2014.
Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. The Company has performed a review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. On June 17, 2014, the district court issued a claim construction order favorable to the Company.  On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling.  As a result, the plaintiff has conceded that it is unable to pursue its infringement claims against the Company.  The previously scheduled trial has been removed from the case calendar pending the issuance the court’s ruling on the Company’s motion for summary judgment of non-infringement.  The plaintiff has indicated that it intends to appeal the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company intends to oppose any such appeal vigorously.  However, if the plaintiff’s appeal is wholly or partially successful, the case would be revived in the district court.  If the appeal succeeds and the case resumes, the Company may be liable for substantial damages.  Even if the defense of any resumed case is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.
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

The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of October 26, 2014. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

12. Related Parties
During the three and six month periods ended October 26, 2014, the Company paid $33,627 and $84,817, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Gertel continuing to provide services to Finisar.
During the three and six month periods ended October 27, 2013, the Company paid $50,506 and $106,078, respectively, in cash compensation to Mr. Gertel's company. In addition, during the first quarter of fiscal 2014, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to Mr. Gertel continuing to provide services to Finisar.
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

Our cost of revenues consists of materials, salaries and related expenses for manufacturing personnel, manufacturing overhead, warranty expense, inventory adjustments for obsolete and excess inventory and the amortization of acquired developed technology associated with acquisitions that we have made. As a result of building a vertically integrated business model, our manufacturing cost structure has become more fixed. While this can be beneficial during periods when demand is strong, it can be more difficult to reduce costs during periods when demand for our products is weak, product mix is unfavorable or selling prices are generally lower. While we have undertaken measures to reduce our operating costs there can be no assurance that we will be able to reduce our cost of revenues sufficiently to achieve or sustain profitability.

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

Results of Operations

Revenues
The following table sets forth changes in revenues by market application:

	Three Months Ended
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Datacom revenue	$215,906	$204,257	$11,649	5.7%
Telecom revenue	81,075	86,465	(5,390)	(6.2)%
Total revenues	$296,981	$290,722	$6,259	2.2%

	Six Months Ended
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Datacom revenue	$457,137	$388,688	$68,449	17.6%
Telecom revenue	167,482	168,102	(620)	(0.4)%
Total revenues	$624,619	$556,790	$67,829	12.2%

The increases in datacom revenue were primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The decreases in telecom revenue were primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide. For the six-month periods, this decline was partially offset by our acquisition of u2t Photonics AG in the fourth quarter of fiscal 2014.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$1,435	$1,181	$254	21.5%
Six months ended	$2,870	$2,774	$96	3.5%

The increases were primarily due to the amortization of the acquired developed technology related to the u2t acquisition partially offset by the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Gross Profit
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$84,920	$103,373	$(18,453)	(17.9)%
As a percentage of revenues	28.6%	35.6%
Six months ended	$183,739	$194,746	$(11,007)	(5.7)%
As a percentage of revenues	29.4%	35.0%

The decreases in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$51,184	$44,959	$6,225	13.8%
Six months ended	$102,191	$88,489	$13,702	15.5%

The increases were primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$11,487	$12,322	$(835)	(6.8)%
Six months ended	$23,452	$24,127	$(675)	(2.8)%

The decreases were primarily due to decreases in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$28,772	$15,388	$13,384	87.0%
Six months ended	$43,491	$23,728	$19,763	83.3%

The increases were primarily due to a $11.0 million charge related to the settlement of a patent litigation during the second quarter of fiscal 2015. Additionally, for the six month periods, the increase was due to a non-recurring gain of $6.5 million recognized during the first quarter of fiscal 2014 related to the settlement of the stock option litigation.

Amortization of Purchased Intangibles
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$737	$595	$142	23.9%
Six months ended	$1,498	$1,190	$308	25.9%

The increases were due to the amortization of the intangibles related to the u2t acquisition in the fourth quarter of fiscal 2014.

Interest Income
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$342	$282	$60	21.3%
Six months ended	$954	$499	$455	91.2%

The increases were primarily due to higher cash and short-term investments balances during fiscal 2015 periods compared to fiscal 2014 periods.

Interest Expense
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$2,867	$367	$2,500	681.2%
Six months ended	$6,000	$919	$5,081	552.9%

The increases were primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$33	$495	$(462)	(93.3)%
Six months ended	$(1,993)	$983	$(2,976)	(302.7)%

The decreases were primarily due to foreign currency exchange losses.

Provision for Income Taxes
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$1,610	$568	$1,042	183.5%
Six months ended	$3,187	$1,989	$1,198	60.2%

The income tax provisions for the three and six month periods ended October 26, 2014 and October 27, 2013 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Non-controlling Interest
(in thousands, except percentages)	October 26, 2014	October 27, 2013	Change	% Change
Three months ended	$—	$14	$(14)	(100.0)%
Six months ended	$—	$190	$(190)	(100.0)%

Non-controlling interest for the three and six month periods ended October 27, 2013 represents minority shareholders' proportionate share of the net loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	October 26, 2014	October 27, 2013
Net cash provided by operating activities	$34.9	$70.3
Net cash used in investing activities	$(157.4)	$(57.2)
Net cash provided by financing activities	$6.4	$14.3

Operating Cash Flows
Net cash provided by operating activities in the six months ended October 26, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $72.6 million, and a $40.6 million increase in working capital primarily related to increase in inventory. Inventory increased by $26.2 million primarily due to increased purchases to support the increased sales level. Net cash provided by operating activities in the six months ended October 27, 2013 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $51.4 million, and a $36.9 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $38.9 million primarily due to an increase in revenues during the six months ended October 27, 2013. Inventory increased by $34.3 million due to increased purchases to support the increased sales level.

Investing Cash Flows
Net cash used in investing activities in the six months ended October 26, 2014 primarily consisted of net purchases of short-term investments and expenditures for capital assets. Net cash used in investing activities in the six months ended October 27, 2013 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities for the six month periods ended October 26, 2014 and October 27, 2013 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At October 26, 2014, our principal sources of liquidity consisted of approximately $477 million of cash and cash equivalents and short-term investments, of which approximately $65 million was held by our foreign subsidiaries.

We believe that our existing balances of cash, cash equivalents and short-term investments, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire all of our outstanding 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations will be adversely affected.

Off-Balance-Sheet Arrangements

At October 26, 2014 and April 27, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 10. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended October 26, 2014.

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

Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components incorporated in transceivers used for data communication and telecommunication applications, including all of the short wavelength VCSEL lasers, at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facility in Ipoh, Malaysia. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

The markets for our products are subject to rapid technological change, and to compete effectively we must continually introduce new products that achieve market acceptance.

The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and evolving industry standards with respect to the protocols used in data communication and telecommunication networks. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these changes as well as current and potential customer requirements. For example, the market for optical subsystems is currently characterized by a trend toward the adoption of “pluggable” modules and subsystems that do not require customized interconnections and by the development of more complex and integrated optical subsystems. We expect that new technologies will emerge as competition and the need for higher and more cost-effective bandwidth increases. The introduction of new and enhanced products may cause our customers to defer or cancel orders for existing products. In addition, a slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products and/or a charge for the impairment of long-lived assets related to such products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such slowdown in demand and delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our operating results would be adversely affected. We also may not be able to develop the underlying core technologies necessary to create new products and enhancements, or to license these technologies from third parties. Product development delays may result from numerous factors, including:

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit will not be realized if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Any failure to respond to technological change would significantly harm our business.

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

Many of these factors are beyond our control. In addition, in order to achieve widespread market acceptance, we must differentiate ourselves from our competitors through product offerings and brand name recognition. We cannot assure you that we will be successful in making this differentiation or achieving widespread acceptance of our products. Failure of our existing or future products to maintain and achieve widespread levels of market acceptance will significantly impair our revenue growth.

We depend on large purchases from a few significant customers, and any loss, cancellation, reduction or delay in purchases by these customers could harm our business.

A small number of customers have consistently accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed or cancelled.

The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunication systems manufacturers, and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our major customers or attract additional customers or our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our major customers, any reduction or delay in sales to these customers, our inability to successfully develop or maintain relationships with additional customers or future price concessions that we may make could significantly harm our business.

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

Sales are typically made pursuant to inventory hub arrangements under which customers may draw down inventory to satisfy their demand as needed or pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers. If our major customers stop purchasing our products for any reason, our business, financial condition and results of operations would be harmed.

Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable.

The period of time between our initial contact with a customer and the receipt of an actual purchase order typically spans over a year. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using the products in their equipment. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. We may incur substantial research and development and sales and marketing expenses and expend significant management efforts while our potential customers are qualifying our products before they place an order with us. Even after incurring such costs we may not be able to sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Our failure to obtain orders from our current or potential customers would significantly harm our business.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from future operations, will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, require additional financing to fund our operations in the future, to finance future acquisitions that we may propose to undertake or to repay or otherwise retire our outstanding 2033 Notes, in the aggregate principal amount of $258.8 million, which are subject to redemption by the holders in December 2018, 2023 and 2028. Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results. If adequate capital is not available to us as required, or is not available on favorable terms, we could be required to significantly reduce or restructure our business operations. If we do raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. We have obtained a number of issued patents, acquired certain other issued patents and filed applications for additional patents; however, we cannot assure you that any pending patent applications will result in issued patents, any of our issued patents will be upheld or any issued patents will include claims that are sufficiently broad to cover our products or technologies or to provide sufficient protection from our competitors. Additionally, significant technology used in our product lines is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, which could result in loss of competitive advantages and decreased revenues to us.

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

Our industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We are currently involved as a defendant in patent infringement litigation and have been involved in the past as a defendant in such lawsuits. From time to time, we have also been accused of patent infringement that is not subject to current lawsuit, some of which accusations are unresolved. In the future we may be subject to additional litigation alleging infringement of patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Further, claims against a customer and/or end user of our products that the re-sale or use of our products, either alone or in combination with other products, infringes proprietary rights of third parties could cause customer or users to choose to not or be required to not utilize our products alone or in such combination, which could harm our sales of such products. Any claims against us or any customer or user of our products, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2014, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.5 million in such equity investments remaining on our balance sheet as of October 26, 2014 in future periods.

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

We will continue to incur legal fees in connection with these pending cases, including expenses for the reimbursement of legal fees of present and former officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. We intend to defend these lawsuits vigorously; however, there can be no assurance that we will be successful in any defense. If any of the lawsuits related to our earnings announcement are adversely decided, we may be liable for significant damages directly or under our indemnification obligations, which could adversely affect our business, results of operations and cash flows. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management's attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.

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

     As of October 26, 2014, we had outstanding an aggregate principal amount of $36.7 million of our 2029 Notes and an aggregate principal amount of $258.8 million of our 2033 Notes. The 2029 Notes are convertible, at the option of the holder, at any time on or prior to maturity into shares of our common stock at a conversion price of $10.68 per share, and the 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. Subsequent to October 26, 2014, these outstanding 2029 Notes have been converted into an aggregate of 3,434,659 shares of common stock. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan (1)

10.2	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan (2)

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman of the Board Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

_______________
(1) Incorporated by reference to Exhibit 10.1 to registrant's Current Report on Form 8-K filed on September 8, 2014.
(2) Incorporated by reference to Exhibit 10.2 to registrant's Current Report on Form 8-K filed on September 8, 2014.

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

Dated: December 4, 2014