Form 10-Q
period 2015-01-25
FINISAR CORP
filed 2015-03-05
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 25, 2015
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

     At February 27, 2015, there were 103,913,301 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 25, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 25, 2015	April 27, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198,344	$303,101
Short-term investments	290,520	209,922
Accounts receivable, net of allowance for doubtful accounts of $1,200 at January 25, 2015 and $929 at April 27, 2014	210,116	225,020
Accounts receivable, other	41,540	33,749
Inventories	277,862	259,759
Prepaid expenses and other current assets	37,265	33,022
Total current assets	1,055,647	1,064,573
Property, equipment and improvements, net	304,547	273,328
Purchased intangible assets, net	29,336	34,140
Goodwill	106,735	106,114
Minority investments	2,647	2,117
Other assets	22,444	17,274
Total assets	$1,521,356	$1,497,546
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,895	$119,439
Accrued compensation	30,632	38,541
Other accrued liabilities	32,029	31,776
Deferred revenue	11,240	16,659
Current portion of convertible debt	—	40,015
Total current liabilities	197,796	246,430
Long-term liabilities:
Convertible debt, net of current portion	219,072	212,253
Other non-current liabilities	24,184	22,804
Total liabilities	441,052	481,487
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 25, 2015 and April 27, 2014	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized,103,879,351 shares and 97,281,665 shares issued and outstanding at January 25, 2015 and April 27, 2014, respectively	104	97
Additional paid-in capital	2,537,231	2,456,110
Accumulated other comprehensive (loss) income	(1,418)	20,025
Accumulated deficit	(1,455,613)	(1,460,173)
Total stockholders' equity	1,080,304	1,016,059
Total liabilities and stockholders' equity	$1,521,356	$1,497,546
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014

Revenues	$306,283	$294,018	$930,902	$850,808
Cost of revenues	221,173	187,368	659,183	546,638
Amortization of acquired developed technology	1,435	961	4,305	3,735
Impairment of long-lived assets	5,722	—	5,722	—
Gross profit	77,953	105,689	261,692	300,435
Operating expenses:
Research and development	48,782	46,734	150,973	135,223
Sales and marketing	10,925	10,911	34,377	35,038
General and administrative	14,062	14,353	57,553	38,081
Amortization of purchased intangibles	737	595	2,235	1,785
Impairment of long-lived assets	45	—	45	—
Total operating expenses	74,551	72,593	245,183	210,127
Income from operations	3,402	33,096	16,509	90,308
Interest income	321	335	1,275	834
Interest expense	(2,685)	(1,663)	(8,685)	(2,582)
Other income (expense), net	2,050	(1,873)	57	(890)
Income before income taxes and non-controlling interest	3,088	29,895	9,156	87,670
Provision for income taxes	1,409	2,827	4,596	4,816
Consolidated net income	1,679	27,068	4,560	82,854
Adjust for net (income) loss attributable to non-controlling interest	—	(7)	—	183
Net income attributable to Finisar Corporation	$1,679	$27,061	$4,560	$83,037
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.02	$0.28	$0.05	$0.87
Diluted	$0.02	$0.26	$0.04	$0.82
Shares used in computing net income per share:
Basic	103,563	96,394	100,475	95,649
Diluted	105,990	104,361	103,825	103,491

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Consolidated net income	$1,679	$27,068	$4,560	$82,854
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(18,700)	(8,336)	(21,443)	(9,545)
Total other comprehensive income (loss), net of tax	(18,700)	(8,336)	(21,443)	(9,545)
Total consolidated comprehensive income (loss)	(17,021)	18,732	(16,883)	73,309
Adjust for comprehensive (income) loss attributable to non-controlling interest, net of tax	—	(7)	—	183
Comprehensive income (loss) attributable to Finisar Corporation	$(17,021)	$18,725	$(16,883)	$73,492

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 25, 2015	January 26, 2014
Operating activities
Consolidated net income	$4,560	$82,854
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation	61,934	44,551
Amortization of intangible assets	6,539	5,878
Amortization of debt issuance costs	534	—
Stock-based compensation expense	34,194	29,437
Loss (gain) on sale or retirement of assets and asset disposal group	704	(128)
Impairment of long-lived fixed assets	5,767	—
Equity in earnings of equity method investment	(530)	(509)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	6,819	927
Changes in operating assets and liabilities:
Accounts receivable	15,356	(47,905)
Inventories	(31,452)	(55,544)
Other assets	(18,432)	(15,530)
Accounts payable	4,409	20,214
Accrued compensation	(11,748)	13,137
Other accrued liabilities	920	2,573
Deferred revenue	(5,081)	4,959
Net cash provided by operating activities	74,493	84,914
Investing activities
Additions to property, equipment and improvements	(106,189)	(93,028)
Net proceeds from sale of property and equipment and asset disposal group	42	457
Purchases of short-term investments	(320,453)	(179,847)
Maturities of short-term investments	240,000	—
Acquisition, net of cash acquired	(2,728)	—
Net cash used in investing activities	(189,328)	(272,418)
Financing activities
Repayments of term loans	(306)	—
Proceeds from issuance of 0.50% Convertible Senior Notes due 2033, net of issuance costs	—	255,000
Proceeds from a bank loan	—	4,230
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	10,384	14,100
Net cash provided by financing activities	10,078	273,330
Net increase (decrease) in cash and cash equivalents	(104,757)	85,826
Cash and cash equivalents at beginning of period	303,101	289,076
Cash and cash equivalents at end of period	$198,344	$374,902
Supplemental disclosure of cash flow information
Cash paid for interest	$2,330	$1,067
Cash paid for taxes	$4,304	$3,276
Supplemental disclosures of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$40,015	$—

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 25, 2015 and for the three and nine month periods ended January 25, 2015 and January 26, 2014 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary, Finisar Korea, prior to its sale in the fourth quarter of fiscal 2014. Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 25, 2015, its operating results for the three and nine month periods ended January 25, 2015 and January 26, 2014, and its cash flows for the nine month periods ended January 25, 2015 and January 26, 2014. Operating results for the three and nine month periods ended January 25, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 3, 2015. The condensed consolidated balance sheet as of April 27, 2014 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended April 27, 2014.
During the third quarter of fiscal 2015, the Company recorded a $5.8 million charge for the impairment of long-lived assets (primarily machinery and equipment) due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.

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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Numerator:
Net income attributable to Finisar Corporation	$1,679	$27,061	$4,560	$83,037
Numerator for basic net income per share	1,679	27,061	4,560	83,037
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	—	539	—	1,617
Numerator for diluted net income per share	$1,679	$27,600	$4,560	$84,654
Denominator:
Denominator for basic net income per share - weighted average shares	103,563	96,394	100,475	95,649
Effect of dilutive securities:
Stock options and restricted stock units	2,373	4,219	3,350	4,094
5.0% Convertible Senior Notes due 2029	54	3,748	—	3,748
Dilutive potential common shares	2,427	7,967	3,350	7,842
Denominator for diluted net income per share	105,990	104,361	103,825	103,491
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.02	$0.28	$0.05	$0.87
Diluted	$0.02	$0.26	$0.04	$0.82

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Stock options and restricted stock units	1,170	664	1,062	1,073
5.0% Convertible Senior Notes due 2029	—	—	2,513	—
0.50% Convertible Senior Notes due 2033 (1)	—	—	—	—
	1,170	664	3,575	1,073
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	January 25, 2015	April 27, 2014
Raw materials	$52,193	$52,594
Work-in-process	139,884	126,181
Finished goods	85,785	80,984
Total inventories	$277,862	$259,759

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

The Company's investments in fixed income securities as of January 25, 2015 and April 27, 2014 were as follows:

	January 25, 2015				April 27, 2014
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$59,981	$—	$—	$59,981	$89,922	$—	$—	$89,922
Certificates of deposit	230,539	—	—	230,539	120,000	—	—	120,000
Total	$290,520	$—	$—	$290,520	$209,922	$—	$—	$209,922
Reported as:
Short-term investments	$290,520	$—	$—	$290,520	$209,922	$—	$—	$209,922
Total	$290,520	$—	$—	$290,520	$209,922	$—	$—	$209,922

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three and nine month periods ended January 25, 2015 and January 26, 2014, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
Included in minority investments at both January 25, 2015 and April 27, 2014 is $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $1.8 million and $1.2 million at January 25, 2015 and April 27, 2014, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At January 25, 2015, the Company had a 19.9% ownership interest in this company. For the three month periods ended January 25, 2015 and January 26, 2014 and for the nine month periods ended January 25, 2015 and January 26, 2014, the Company recorded income of $100,000, $200,000, $530,000 and $509,000, respectively, representing its share of the net income of this minority investee, which was included in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 25, 2015, the remaining debt discount amortization period was 46 months.

As of January 25, 2015, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(39,678)
Net carrying amount of the liability component	$219,072
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended	Nine Months Ended
(in thousands, except percentages)	January 25, 2015	January 25, 2015
Contractual interest expense	$324	$970
Amortization of the debt discount	2,297	6,819
Amortization of issuance costs	154	462
Total interest cost	$2,775	$8,251
Effective interest rate on the liability component	4.87%	4.87%

The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

5.0% Convertible Senior Notes Due 2029
During October 2014, all holders of the Company's 5.0% Convertible Senior Notes due 2029 (the "2029 Notes") exercised their rights to exchange their 2029 Notes for 3,748,473 shares of the Company's common stock. All conversions were in accordance with the original terms of the 2029 Notes and no gain or loss was recognized as a result of conversion.

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
Changes in the Company's warranty liability during the following period were as follows:

Nine Months Ended
(in thousands)	January 25, 2015
Beginning balance at April 28, 2014	$5,744
Additions during the period based on product sold	3,018
Change in estimates	(1,226)
Settlements and expirations	(2,563)
Ending balance at January 25, 2015	$4,973

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of January 25, 2015 and April 27, 2014 were as follows:

	January 25, 2015					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$38	$38	$—	$—	$38	$30,169	$30,169	$—	$—	$30,169
Commercial paper	59,981	—	59,981	—	59,981	89,922	—	89,922	—	89,922
Certificates of deposit	230,539	—	230,539	—	230,539	120,000	—	120,000	—	120,000
Total	$290,558	$38	$290,520	$—	$290,558	$240,091	$30,169	$209,922	$—	$240,091

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of January 25, 2015, the carrying value of the Company's minority investments in these privately held companies was $2.6 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of January 25, 2015 and April 27, 2014 were as follows:

	January 25, 2015					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$—	$—	$—	$—	$—	$40,015	$104,105	$—	$—	$104,105
2033 Notes	219,072	253,399	—	—	253,399	212,253	305,307	—	—	305,307
Total	$219,072	$253,399	$—	$—	$253,399	$252,268	$409,412	$—	$—	$409,412

The fair value of the 2029 Notes and 2033 Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion.

9. Stockholders' Equity
The number of shares of common stock issued or becoming vested under the Company's stock compensation plans was as follows:

	Three Months Ended		Nine Months Ended
	January 25, 2015	January 26, 2014	January 25, 2015	January 26, 2014
Employee stock purchase plan	233,443	268,289	525,032	608,946
Exercises of stock options	16,764	108,921	162,846	633,665
Restricted stock units vesting	88,378	144,360	2,037,990	1,618,326

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
Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. The Company has performed a review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. On June 17, 2014, the district court issued a claim construction order favorable to the Company.  On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling.  As a result, the plaintiff has conceded that it is unable to pursue its infringement claims against the Company.  On December 30, 2014, the court granted the Company’s motion for summary judgment of non-infringement.  The plaintiff has indicated that it intends to appeal the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company intends to oppose any such appeal vigorously.  However, if the plaintiff’s appeal is wholly or partially successful, the case would be revived in the district court.  If the appeal succeeds and the case resumes, the Company may be liable for substantial damages.  Even if the defense of any resumed case is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 25, 2015. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

12. Related Parties
During the three and nine month periods ended January 25, 2015, the Company paid $27,702 and $112,519, respectively, in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Gertel continuing to provide services to Finisar.
During the three and nine month periods ended January 26, 2014, the Company paid $46,004 and $152,082, respectively, in cash compensation to Mr. Gertel's company. In addition, during the first quarter of fiscal 2014, the Company granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a fair market value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to Mr. Gertel continuing to provide services to Finisar.
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

Results of Operations

Revenues
The following table sets forth changes in revenues by market application:

	Three Months Ended
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Datacom revenue	$234,361	$210,363	$23,998	11.4%
Telecom revenue	71,922	83,655	(11,733)	(14.0)%
Total revenues	$306,283	$294,018	$12,265	4.2%

	Nine Months Ended
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Datacom revenue	$691,498	$599,051	$92,447	15.4%
Telecom revenue	239,404	251,757	(12,353)	(4.9)%
Total revenues	$930,902	$850,808	$80,094	9.4%

The increases in datacom revenue were primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The decreases in telecom revenue were primarily due to a decline in market demand for our telecom products due to sluggish spending by telecom service providers worldwide, partially offset by our acquisition of u2t Photonics AG in the fourth quarter of fiscal 2014.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$1,435	$961	$474	49.3%
Nine months ended	$4,305	$3,735	$570	15.3%

The increases were primarily due to the amortization of the acquired developed technology related to the u2t acquisition partially offset by the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-Lived Assets
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$5,767	$—	$5,767	100.0%
Nine months ended	$5,767	$—	$5,767	100.0%

During the third quarter of fiscal 2015, we recorded a $5.8 million charge for the impairment of long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$77,953	$105,689	$(27,736)	(26.2)%
As a percentage of revenues	25.5%	35.9%
Nine months ended	$261,692	$300,435	$(38,743)	(12.9)%
As a percentage of revenues	28.1%	35.3%

The decreases in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$48,782	$46,734	$2,048	4.4%
Nine months ended	$150,973	$135,223	$15,750	11.6%

The increases were primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$10,925	$10,911	$14	0.1%
Nine months ended	$34,377	$35,038	$(661)	(1.9)%

The decrease for the nine-month periods was primarily due to decrease in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$14,062	$14,353	$(291)	(2.0)%
Nine months ended	$57,553	$38,081	$19,472	51.1%

The increase for the nine-month periods was primarily due to a $11.0 million charge related to the settlement of a patent litigation during the second quarter of fiscal 2015 and a non-recurring gain of $6.5 million recognized during the first quarter of fiscal 2014 related to the settlement of the stock option litigation.

Amortization of Purchased Intangibles
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$737	$595	$142	23.9%
Nine months ended	$2,235	$1,785	$450	25.2%

The increases were due to the amortization of the intangibles related to the u2t acquisition in the fourth quarter of fiscal 2014.

Interest Income
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$321	$335	$(14)	(4.2)%
Nine months ended	$1,275	$834	$441	52.9%

The increase for the nine-month periods was primarily due to higher cash and short-term investments balances during fiscal 2015 periods compared to fiscal 2014 periods.

Interest Expense
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$2,685	$1,663	$1,022	61.5%
Nine months ended	$8,685	$2,582	$6,103	236.4%

The increases were primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$2,050	$(1,873)	$3,923	209.5%
Nine months ended	$57	$(890)	$947	106.4%

The increases were primarily due to foreign currency exchange gains.

Provision for Income Taxes
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$1,409	$2,827	$(1,418)	(50.2)%
Nine months ended	$4,596	$4,816	$(220)	(4.6)%

The income tax provisions for the three and nine month periods ended January 25, 2015 and January 26, 2014 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Non-controlling Interest
(in thousands, except percentages)	January 25, 2015	January 26, 2014	Change	% Change
Three months ended	$—	$(7)	$7	100.0%
Nine months ended	$—	$183	$(183)	(100.0)%

Non-controlling interest for the three and nine month periods ended January 26, 2014 represents minority shareholders' proportionate share of the net (income) loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 25, 2015	January 26, 2014
Net cash provided by operating activities	$74.5	$84.9
Net cash used in investing activities	$(189.3)	$(272.4)
Net cash provided by financing activities	$10.1	$273.3

Operating Cash Flows
Net cash provided by operating activities in the nine months ended January 25, 2015 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $116.0 million, and a $46.0 million increase in working capital primarily related to an increase in inventory. Inventory increased by $31.5 million primarily due to increased purchases to support the increased sales level. Net cash provided by operating activities in the nine months ended January 26, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $80.2 million, and a $78.1 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $47.9 million primarily due to an increase in revenues during the nine months ended January 26, 2014. Inventory increased by $55.5 million due to increased purchases to support the increased sales level.

Investing Cash Flows
Net cash used in investing activities in the nine month periods ended January 25, 2015 and January 26, 2014 primarily consisted of net purchases of short-term investments and expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the nine months ended January 25, 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans. Net cash provided by financing activities in the nine months ended January 26, 2014 primarily consisted of the net proceeds from the issuance of the 2033 Notes and proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At January 25, 2015, our principal sources of liquidity consisted of approximately $489 million of cash and cash equivalents and short-term investments, of which approximately $107 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At January 25, 2015 and April 27, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 10. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 25, 2015.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2014, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.6 million in such equity investments remaining on our balance sheet as of January 25, 2015 in future periods.

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

     As of January 25, 2015, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

3.1
Amended and Restated Bylaws of Finisar Corporation, effective as of December 3, 2014, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Registrant filed on December 5, 2014.

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

Dated: March 5, 2015