Form 10-K
period 2015-05-03
FINISAR CORP
filed 2015-06-19
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 3, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of October 26, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.6 billion based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 24, 2014 of $15.93 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 12, 2015, there were 104,151,047 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 3, 2015

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

Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders, optical engines, and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in communication networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength that, bundled with multiplexing technologies, can be used to supply multi-terabit per second, or Tbps, bandwidths over up to 100 or more wavelengths on the same fiber.

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to more than 100 different high-speed optical channels, each with its own specific optical wavelength. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting the optical signal to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexer, or ROADM.

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

We sell our products primarily to original equipment manufacturers ("OEMs") of storage systems, networking equipment and telecommunication equipment, such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, Coriant, EMC, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia, and QLogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.

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

Business Strategy

In order to maintain our position as a leading supplier of fiber optic subsystems and components, we are continuing to pursue the following business strategies:

•
Continue to Invest in or Acquire Critical Technologies to Further Our Vertical Integration Strategy.  Our years of engineering experience and our multi-disciplinary technical expertise, combined with our participation in the development of industry standards have enabled us to become a leader in the design and development of optical subsystems and components. We have developed and acquired critical skills that we believe are essential to maintaining a technological lead in our markets including high speed semiconductor laser design and wafer fabrication, complex logic and mixed signal integrated circuit design, optical subassembly design, software coding, system design, and manufacturing test design. In the process of investing in and/or acquiring critical technologies, we have obtained a number of U.S. and foreign patents with other patents pending. We intend to maintain our technological leadership through continual enhancement of our existing products and the development or acquisition of new products and technologies. Of special interest are technologies that enable smaller, more efficient, and lower cost transceivers capable of transmitting data at higher speeds, over longer distances, or at greater capacity per fiber.

•
Expand Our Broad Product Line of Optical Subsystems.  We offer one of the broadest portfolios of optical subsystems that support a wide range of speeds, fiber types, wavelengths, distances and functionality, which are available in a variety of industry standard packaging configurations, or form factors. Our optical subsystems are designed to comply with key networking protocols such as Fibre Channel, Ethernet, Optical Transport Network, or OTN, and Synchronous Optical Networking/Synchronous Digital Hierarchy, or SONET/SDH, and plug directly into standard port configurations used in our customers’ products. The breadth of our optical subsystems product line is important to many of our customers who are seeking to consolidate their supply sources for a wide range of networking products for diverse applications. We are focused on the ongoing expansion of our product line to add key products to meet our customers’ needs. Where time-to-market considerations are especially important in order to secure or enhance our supplier relationships with key customers, we may elect to acquire additional product lines.

•
Leverage Core Competencies Across Multiple, High-Growth Markets.  We believe that fiber optic technology will remain the transmission technology of choice for Fibre Channel and Ethernet data communication applications, including 1 Gigabit Ethernet and 10 Gbps, 40 Gbps,100 Gbps, and 400 Gbps Ethernet-based networks, and OTN- and SONET/SDH-based telecommunication applications. We also believe that wavelength management and switching technologies, such as those found in WSS, optical channel monitors, and linecards, will be increasingly important in optical transmission networks. These markets are characterized by differentiated applications with unique design criteria such as product function, performance, reliability, cost, in-system monitoring, size, power dissipation and software. We intend to target opportunities where our core competencies in high-speed data transmission protocols can be leveraged into leadership positions as these technologies are extended across multiple data communication and telecommunication applications and into other markets and industries such as high performance computing, military, medical, and consumer electronics.

•
Strengthen and Expand Customer Relationships.  Over more than 25 years, we have established valuable relationships and a loyal base of customers by providing high-quality products and superior service. Our service-oriented approach has allowed us to work closely with leading data communication and telecommunication system manufacturers to understand and address their current needs and anticipate their future requirements.

•
Continue to Strengthen Our Lower-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, lower-cost, high value-added products. We achieve lower product costs through the introduction of new technologies, product design and market presence. Our in-house, lower-cost manufacturing resources are also a key factor in our ability to offer a lower-cost product solution. We have established our own manufacturing facilities in Ipoh, Malaysia and in Shanghai and Wuxi, China in order to take advantage of lower-cost labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying component technologies, such as our laser, detector, and IC design and development capabilities, enables us to accelerate our product development efforts to be able to introduce new, low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

Products

Our optical subsystems and components are integrated into our customers’ systems and used for fiber optics-based data communication and telecommunication networks.

Our family of optical subsystem products consists of transmitters, receivers, transceivers, transponders, and active optical cables principally based on the Ethernet, Fibre Channel, OTN and SONET/SDH protocols. A transmitter uses a laser plus direct or indirect modulation to convert electrical signals into optical signals for transmission over optical fiber. Receivers incorporating photo detectors convert incoming optical signals into electrical signals. A transceiver combines both transmitter and receiver functions in a single device. A transponder includes an IC to provide the data serializer-deserializer function that would otherwise reside in the customer’s equipment if a transceiver is used. An active optical cable combines two transceivers and a fiber optic cable that are built into an integrated, connectorized cable assembly that is sold in various cable lengths. Our optical subsystem products perform these functions with high reliability and data integrity and support a wide range of protocols, transmission speeds, fiber types, wavelengths, transmission distances, physical configurations, and software enhancements.

Our high-speed optical subsystems are engineered to deliver value-added functionality and intelligence. Our optical subsystem products typically include a microprocessor with proprietary embedded software that provides customers real-time monitoring of transmitted and received optical power, temperature, drive current, and other link parameters for each port in their systems.

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 16 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 100 Gbps using the SFP, SFP+, XFP, X2, QSFP, CXP, CFP, CFP2, CFP4, and proprietary form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40,100, and 200 Gbps.

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

We offer WSS and ROADM linecard products for wavelength management in DWDM telecommunication networks. These capabilities are made possible in part through the use of our unique liquid crystal on silicon, or LCoS, technology, similar to that used in miniature projectors. This technology provides a highly flexible WSS capable of operating on both 50 and 100 GHz International Telecommunications Union, or ITU, grids, based on our patented FlexgridTM technology. In addition, this LCoS-based architecture offers the capability for in-service upgrades of functionality and integration of additional system functionality, including route and select, drop and continue, channel monitoring, and channel contouring features. Our WSS and ROADM linecard product offering ranges from 1x2, 1x4 and 1x9 products up to higher output fiber port counts in our latest 1x23 and 2x1x20 products.

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of OEMs, distributors, end customers, and system integrators. Sales of products for data communication applications represented 75%, 71%, and 63% of our total revenues in fiscal 2015, 2014, and 2013, respectively. Sales of products for telecommunication applications represented 25%, 29%, and 37% of our total revenues in fiscal 2015, 2014, and 2013, respectively.

Sales to our ten largest customers represented 55%, 58%, and 54% of our total revenues during fiscal 2015, 2014, and 2013, respectively. One customer, Cisco Systems, represented more than 10% of our total revenues during fiscal 2015, 2014, and 2013. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality optical subsystems and components for high-speed communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our optical subsystems development efforts are supported by an engineering team that specializes in analog/digital IC design. This group utilizes semiconductor technologies such as silicon complementary-metal-oxide-semiconductor, or Si CMOS, and silicon germanium bipolar CMOS, or SiGe BiCMOS, to design high-speed, high performance, proprietary ICs such as laser drivers, receiver pre-and post-amplifiers, and microprocessors. These proprietary ICs are incorporated across our transceiver and transponder product portfolio at data rates from 1 to 100 Gbps. We also design the advanced LCoS controller ICs for our WSS and ROADM linecard products. Our internally developed ICs provide significant cost and performance advantages throughout our current product portfolio. Our in-house IC design capabilities are critical to our ongoing development of future products with even faster data rates, higher performance, and lower cost.

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

System Design.  The design of all of our products requires a combination of sophisticated technical competencies, including optical engineering, high-speed electrical design, digital and analog application specific IC, or ASIC, design, and firmware and software engineering. We have built a substantial organization of engineers and scientists with skills in all of these areas. It is the integration and combination of these technical competencies that enables us to design and manufacture optical subsystem and component products that meet the needs of our customers.

Manufacturing System Design.  Hardware, firmware, and software design skills are utilized to provide specialized manufacturing test systems for our internal use. These test systems are optimized for test capacity and broad test coverage. We use automated, software-controlled testing to enhance the field reliability of all Finisar products and to reduce the level of capital expenditures that would otherwise be required to purchase these test systems.

Optoelectronic Device Design and Wafer Fabrication.  The ability to manufacture our own optical components provides significant cost savings as well as the ability to create unique, high performance components that are not commercially available. This enhances our competitive position in terms of performance, time-to-market, and intellectual property. Most significantly, we design and manufacture a number of active components that are used in our optical subsystems. Our acquisition of Honeywell’s VCSEL Optical Products business unit in March 2004 provided us with wafer fabrication capability for designing and manufacturing all of the 850 nm VCSEL components used in our shorter distance transceivers for data communication applications. The acquisition of Genoa Corporation in April 2003 provided us with a state-of-the-art foundry for the manufacture of PIN detectors and 1310 nm FP and DFB lasers used in our longer distance transceivers, although we continue to rely on third-party suppliers for a portion of our DFB laser requirements. The acquisition of Ignis AS in May 2011 provided us, through Ignis' wholly owned subsidiary Syntune AB located in Sweden, with access to an internal source of tunable lasers for use in our tunable XFP and SFP+ transceivers for telecommunication applications.

Competition

The market for optical subsystems and components for use in data communication and telecommunication applications remains highly competitive. We believe the principal competitive factors in these markets are:

•	product performance, features, functionality, and reliability;

•	price/performance characteristics;

•	timeliness of new product introductions;

•	breadth of product line;

•	adoption of emerging industry standards;

•	service and support;

•	size and scope of distribution network;

•	brand name;

•	access to customers; and

•	size of installed customer base.

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Avago Technologies, JDS Uniphase (which has recently announced that it will spin off its communications and optical products business into a separate company named Lumentum Holdings by September 30, 2015), Oclaro, and Sumitomo. Our principal competitors for optical transceivers sold for telecommunication applications include JDS Uniphase (Lumentum), Oclaro, and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, JDS Uniphase (Lumentum), and Oplink. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration, and our lower-cost manufacturing facilities in Ipoh, Malaysia and in Shanghai and Wuxi, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by four world-wide distributors, 11 international distributors, three domestic distributors, 17 domestic manufacturers’ representatives, and three international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

Our marketing efforts are focused on increasing awareness of our product offerings for optical subsystems and our brand name. Key components of our marketing efforts include:

•
continuing our active participation in industry associations and standards committees to promote and further enhance Ethernet, Fibre Channel and SONET/SDH/OTN technologies, promote standardization in the data communication and telecommunication markets, and increase our visibility as industry experts; and

•	leveraging major trade show events and conferences to promote our broad product lines.

In addition, our marketing group focuses on product management and product strategy and also provides marketing support services for our direct sales force and our manufacturers’ representatives and resellers. Through our marketing activities, we provide technical and strategic sales support to our direct sales personnel and resellers, including in-depth product presentations, technical manuals, sales tools, pricing, marketing communications, marketing research, trademark administration, and other support functions.

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

Backlog

A substantial portion of our revenues is derived from sales to customers through hub arrangements where revenue is generated as inventory that resides at these customers or their contract manufacturers is drawn down. Visibility as to future customer demand is limited in these situations. Most of our other revenues are derived from sales pursuant to individual purchase orders that remain subject to negotiation with respect to delivery schedules and are generally cancelable without significant penalties. Manufacturing capacity and availability of key components can also impact the timing and amount of revenue ultimately recognized under such sale arrangements. Accordingly, we do not believe that the backlog of undelivered product under these purchase orders at a particular time is a meaningful indicator of our future financial performance.

Manufacturing

We manufacture our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. In 2012, we entered into a 50-year lease for 550,000 square feet of land in Wuxi, China, where we built a 800,000 square feet facility. At this facility, we manufacture tunable and parallel transceivers, WSS modules, ROADM line cards, passive optical components, and high-end optical subassemblies used in VCSELs and detectors. We continue to manufacture short wavelength parallel optical transceiver products at our 180,000 square feet facility in Shanghai, China. We manufacture WSS products at our 100,000 square feet facility in Sydney, Australia and certain telecommunication products at our 64,000 square feet facility in Horsham, Pennsylvania. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, and Sydney, Australia facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzhen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, at our facility in Jarfalla, Sweden. We manufacture high speed optical receivers and photodetectors at our facility in Berlin, Germany. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

We design and develop a number of the key components of our products, including photodetectors, lasers, ASICs, printed circuit boards, and software. In addition, our manufacturing team works closely with our engineers to manage the supply chain. To assure the quality and reliability of our products, we conduct product testing and burn-in at our facilities in conjunction with inspection and the use of testing and statistical process controls. In addition, most of our optical subsystems have an intelligent interface that allows us to monitor product quality during the manufacturing process. Our facilities in Sunnyvale and Fremont, California; Allen, Texas; Horsham, Pennsylvania; Shanghai, China; Ipoh, Malaysia; Sydney, Australia; Jarfalla, Sweden; and Berlin, Germany are qualified under ISO 9001-9002.

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

We use a rolling 12-month forecast of anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly and depend on factors such as the demand for such components in relation to each supplier’s manufacturing capacity, internal manufacturing capacity, contract terms, and demand for a component at a given time.

Research and Development

In fiscal 2015, 2014 and 2013, our research and development expenses were $202.1 million, $183.4 million, and $158.8 million, respectively. We believe that our future success depends on our ability to continue to enhance the performance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime, and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 2,150 issued U.S. and foreign patents and have approximately 430 pending U.S. and foreign patent applications. We cannot assure that any patents will issue as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

The optical networking and communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have been involved in extensive litigation to protect our products against accusations of infringement. See "Item 3. Legal Proceedings." From time to time, other parties may assert patent, copyright, trademark, and other intellectual property rights to technologies in various jurisdictions that are important to our business, and such claims could result in additional litigation. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any such claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In addition, our agreements with our customers typically require us to indemnify our customers from any expense or liability resulting from claimed infringement of third party intellectual property rights. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

Employees

As of May 3, 2015, we employed approximately 13,400 full-time employees and contractors, approximately 1,000 of whom were located in the United States and approximately 10,700 of whom were located at our production facilities in Ipoh, Malaysia, and in Shanghai and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

Segment and Geography Information

The material set forth in Note 15 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected revenues for that quarter and are generally cancelable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted revenues could significantly harm our business. It is likely that in some future quarters our operating results will again decrease from the previous quarter or fall below the expectations of securities analysts and investors.

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

As part of our ongoing initiatives to reduce the cost of revenues, we expect to realize significant cost savings through (i) the transfer of certain product manufacturing operations to lower cost off-shore locations and (ii) product engineering changes to enable the broader use of internally-manufactured components. The transfer of production to overseas locations may be more difficult and costly than we currently anticipate which could result in increased transfer costs and time delays. Further, following transfer, we may experience lower manufacturing yields than those historically achieved in our U.S. manufacturing locations. In addition, the engineering changes required for the use of internally-manufactured components may be more technically-challenging than we anticipate and customer acceptance of such changes could be delayed. Adverse changes in currency exchange rates between the U.S. dollar and the applicable local currency and/or unanticipated increases in labor costs at our lower cost manufacturing locations could limit the anticipated benefits of the transfer of certain product manufacturing operations to such lower cost locations. If we fail to achieve the planned product manufacturing transfer and increase in internally-manufactured component use within our currently anticipated timeframe, or if our manufacturing yields decrease as a result, we may be unsuccessful in achieving cost savings or such savings will be less than anticipated, and our results of operations could be harmed.

Continued competition in our markets may lead to an accelerated reduction in our prices, revenues and market share.

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Avago Technologies, JDS Uniphase (Lumentum) and Oclaro. Our principal competitors for telecommunication applications include JDS Uniphase (Lumentum),

Oclaro and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

A small number of customers have consistently accounted for a significant portion of our revenues. Our success will depend on our continued ability to develop and manage relationships with our major customers. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed, or cancelled.

The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunication systems manufacturers, and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our major customers, attract additional customers, or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors. The loss of one or more of our major customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.

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

Sales are typically made pursuant to inventory hub arrangements under which customers may draw down inventory to satisfy their demand as needed or pursuant to individual purchase orders, often with extremely short lead times. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers. If our major customers stop purchasing our products for any reason, our business, financial condition, and results of operations would be harmed.

Our customers often evaluate our products for long and variable periods, which causes the timing of our revenues and results of operations to be unpredictable.

The period of time between our initial contact with a customer and the receipt of an actual purchase order typically spans over a year. During this time, customers may perform, or require us to perform, extensive and lengthy evaluation and testing of our products before purchasing and using the products in their equipment. These products often take substantial time to develop because of their complexity and because customer specifications sometimes change during the development cycle. Our customers do not typically share information on the duration or magnitude of these qualification procedures. The length of these qualification processes also may vary substantially by product and customer, and, thus, cause our results of operations to be unpredictable. While our potential customers are qualifying our products and before they place an order with us, we may incur substantial research and development and sales and marketing expenses and expend significant management effort. Even after incurring such costs we ultimately may not be able to sell any products to such potential customers. In addition, these qualification processes often make it difficult to obtain new customers, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. Once our products have been qualified, the agreements that we enter into with our customers typically contain no minimum purchase commitments. Failure of our customers to incorporate our products into their systems would significantly harm our business.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements to establish and protect our proprietary rights. We license certain of our proprietary technology, including our digital diagnostics technology, to customers who include current and potential competitors, and we rely largely on provisions of our licensing agreements to protect our intellectual property rights in this technology. We have obtained a number of issued patents, acquired certain other patents as a result of our acquisitions, and we have filed applications for additional patents; however, we cannot assure you that any pending patent applications will result in issued patents, any issued patents will include claims that are sufficiently broad to cover our products and technologies or to provide sufficient protection from our competitors, or that our issued patents will be upheld. Additionally, significant technology used in our product lines is not the subject of any patent protection, and we may be unable to obtain patent protection on such technology in the future. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, which could result in loss of competitive advantages and decreased revenues to us.

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

In addition to our combination with Optium in August 2008 and our acquisitions of Ignis in May 2011, Red-C in July 2012 and u2t in January 2014, we have completed the acquisition of 11 privately-held companies and certain businesses and assets from seven other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2015, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with the recent Ignis acquisition or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with the Ignis acquisition or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2015, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $2.8 million of such equity investments remaining on our balance sheet as of May 3, 2015 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of May 3, 2015, we had net operating loss, or NOL, carryforward amounts of approximately $375.3 million, $50.1 million and $40.3 million for U.S. federal, state and foreign income tax purposes, respectively, and tax credit carryforward amounts of approximately $27.0 million and $20.5 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2016 through 2034, and $446,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2016 through 2034, and $37.4 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization. Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a valuation allowance to offset our U.S. deferred tax assets which represent future income tax benefits associated with our operating losses because we do not currently believe it is more likely than not these assets will be realized.

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

     As of May 3, 2015, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2. Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of May 3, 2015 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Wuxi, China	Manufacturing operations	800,000
Ipoh, Malaysia	Manufacturing operations	640,000
Daejeon, Korea	Research and development	12,800
Leased
Wuxi, China	Manufacturing operations	550,000
Shanghai, China	Manufacturing and general administrative operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	100,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Fremont, California	Wafer fabrication operations	68,000
Horsham, Pennsylvania	Manufacturing, research and development, sales and administration, executive offices	64,000
Holon, Israel	Research and development and manufacturing operations	34,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	26,000
Berlin, Germany	Research and development and manufacturing operations	22,000
Hyderabad, India	Information technology support center	22,000
Shenzhen, China	Administrative operations	16,000
Singapore	Research and development	16,000
Champaign, Illinois	Research and development	3,000

The leased property in Wuxi, China, consists of 550,000 square feet of land leased for 50 years where we built a 800,000 square feet manufacturing operations facility. The owned property in Daejeon, Korea, includes 4,200 square feet of land owned by our subsidiary, Finisar Daejeon Co. Ltd. We believe our properties are in good condition and are suitable for their present uses. We also believe that our existing facilities will be adequate to accommodate our needs for the foreseeable future.

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2015 Quarter Ended:
May 3, 2015	$23.24	$18.14
January 25, 2015	$19.85	$15.88
October 26, 2014	$20.68	$14.39
July 27, 2014	$26.87	$19.20
Fiscal 2014 Quarter Ended:
April 27, 2014	$28.45	$21.66
January 26, 2014	$24.75	$19.62
October 27, 2013	$26.36	$19.06
July 28, 2013	$18.94	$12.26

According to records of our transfer agent, we had 230 stockholders of record as of June 12, 2015 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended May 3, 2015, April 27, 2014 and April 28, 2013 and the balance sheet data as of May 3, 2015 and April 27, 2014 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 30, 2012 and 2011 and the balance sheet data as of April 28, 2013, and April 30, 2012 and 2011 are derived from audited financial statements not included in this report.

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013	April 30, 2012	April 30, 2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,250,944	$1,156,833	$934,335	$952,579	$948,787
Consolidated net income (loss)	$11,887	$111,537	$(8,065)	$43,014	$88,379
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.12	$1.16	$(0.06)	$0.47	$1.10
Diluted	$0.11	$1.09	$(0.06)	$0.46	$1.00
Balance Sheet Data:
Total assets	$1,551,882	$1,497,546	$1,007,847	$969,427	$885,149
Long-term portion of convertible notes	$221,406	$252,268	$40,015	$40,015	$40,015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years ended May 3, 2015. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical, or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-terabit per second, or Tbps, bandwidths using up to 100 or more wavelengths on the same fiber.

We also provide products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to more than 100 different high-speed optical wavelengths. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexers, or ROADM.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia, and QLogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.

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

Critical Accounting Policies
The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See below for more information about these critical accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended May 3, 2015 compared to prior years.

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

Goodwill, Intangibles and Other Long-Lived Assets
Goodwill, purchased technology, and other intangible assets resulting from acquisitions are accounted for under the acquisition method. Intangible assets with finite lives are amortized over their estimated useful lives. Amortization of purchased technology and other intangibles has been provided on a straight-line basis over periods ranging from three to 15 years.
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

Results of Operations
Comparison of Fiscal Years Ended May 3, 2015 and April 27, 2014
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	May 3, 2015	April 27, 2014	Change	% Change
Datacom revenue	$933,455	$822,048	$111,407	13.6%
Telecom revenue	317,489	334,785	(17,296)	(5.2)%
Total revenues	$1,250,944	$1,156,833	$94,111	8.1%

The increase in datacom revenue was primarily due to an increase in market demand for our 40 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The decrease in telecom revenue was primarily due to a decline in market demand for our telecom products as a result of sluggish spending by telecom service providers worldwide, partially offset by additional revenues associated with our acquisition of u2t Photonics AG ("u2t") in the fourth quarter of fiscal 2014.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Amortization of acquired developed technology	$5,739	$5,061	$678	13.4%

The increase was primarily due to the amortization of the acquired developed technology related to the u2t acquisition, partially offset by the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Impairment of long-lived assets	$5,767	$—	$5,767	100.0%

During the third quarter of fiscal 2015, we recorded a $5.8 million charge for the impairment of long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets. No impairment charges were recorded during fiscal 2014.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	May 3, 2015	April 27, 2014	Change	% Change
Gross profit	$350,910	$396,999	$(46,089)	(11.6)%
As a percentage of revenues	28.1%	34.3%

The decrease in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Research and development expenses	$202,089	$183,355	$18,734	10.2%

The increase was primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Sales and marketing expenses	$46,178	$46,547	$(369)	(0.8)%

The decrease was primarily due to decrease in employee compensation related expenses.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
General and administrative expenses	$72,856	$53,214	$19,642	36.9%

The increase was primarily due to an $11.0 million charge related to the settlement of patent litigation during the second quarter of fiscal 2015 and a non-recurring gain of $6.5 million recognized during the first quarter of fiscal 2014 related to the settlement of stock option litigation.

Amortization of Purchased Intangibles
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Amortization of purchased intangibles	$2,948	$2,468	$480	19.4%

The increase was due to the amortization of the intangibles related to the u2t acquisition.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Interest income	$1,811	$1,319	$492	37.3%

The increase was primarily due to higher cash and short-term investments balances during fiscal 2015 compared to fiscal 2014.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Interest expense	$(12,022)	$(5,547)	$(6,475)	116.7%

The increase was primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Other income (expense), net	$4,099	$7,234	$(3,135)	(43.3)%

The decrease was primarily due to an $8.2 million gain on divestiture of our majority-owned subsidiary, Finisar Korea, in the fourth quarter of fiscal 2014, partially offset by higher foreign currency exchange gains in fiscal 2015.

Provision for Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Provision for income taxes	$8,795	$2,884	$5,911	205.0%

The income tax provisions for fiscal 2015 and 2014 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

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

Non-controlling interest
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Non-controlling interest	$—	$250	$(250)	(100.0)%

Non-controlling interest for fiscal 2014 represents minority shareholders' proportionate share of the net (income) loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

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

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Amortization of acquired developed technology	$5,061	$7,044	$(1,983)	(28.2)%

The decrease was primarily due to acquired developed technology impairment recognized in the fourth quarter of fiscal 2013.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	April 27, 2014	April 28, 2013	Change	% Change
Impairment of long-lived assets	$—	$8,156	$(8,156)	100.0%

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

The increase was primarily due to a $7.1 million non-recurring gain recognized during the fourth quarter of fiscal 2013 related to the fair value remeasurement of the contingent consideration liability related to the acquisition of Red-C Optical Networks, Inc. in fiscal 2013.

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

The increase was primarily due to an $8.2 million gain on divestiture of our majority-owned subsidiary, Finisar Korea, in the fourth quarter of fiscal 2014.

Provision for Income Taxes
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

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	May 3, 2015	April 27, 2014	April 28, 2013
Net cash provided by operating activities	$113,597	$99,115	$148,290
Net cash used in investing activities	$(230,633)	$(359,785)	$(99,175)
Net cash provided by financing activities	$11,378	$274,695	$5,417

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2015 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $150.9 million, and a $49.2 million increase in working capital primarily related to increases in inventory. Inventory increased by $37.5 million due to increased purchases to support the increased sales level.
Net cash provided by operating activities in fiscal 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $104.4 million, and a $116.8 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $74.2 million primarily due to the increase in revenues during the year. Inventory increased by $62.9 million due to increased purchases to support the increased sales level.
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
Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2015 primarily consisted of expenditures of $149.2 million for long-lived assets (property, equipment and improvements) and $462.9 million related to purchases of short-term marketable securities, offset by $380.3 million of proceeds from maturities of short-term marketable securities.
Net cash used in investing activities in fiscal 2014 primarily consisted of expenditures of $130.2 million for long-lived assets (property, equipment and improvements), $209.9 million related to purchases of short-term marketable securities and $21.2 million related to the acquisitions of businesses.
Net cash used in investing activities in fiscal 2013 primarily consisted of expenditures of $90.6 million for long-lived assets (property, equipment and improvements) and $21.5 million related to the acquisition of Red-C, partially offset by $10.5 million in proceeds from the sale of a minority investment.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2015 primarily reflected $11.7 million of proceeds from share purchases under our employee stock purchase plan and exercises of stock options.
Net cash provided by financing activities in fiscal 2014 primarily reflected $255.0 million of proceeds, net of issuance costs, from the issuance of the 2033 Convertible Senior Notes and proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $19.1 million.
Net cash provided by financing activities in fiscal 2013 primarily consisted of proceeds from the exercise of stock options and share purchases under our employee stock purchase plan totaling $8.6 million, partially offset by the repayment of borrowings related to the Ignis acquisition of $3.2 million.

Contractual Obligations and Commercial Commitments
Our contractual obligations at May 3, 2015 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$—	$—	$258,750	$—
Interest on 2033 Notes (a)	4,691	1,294	2,588	809	—
Other debt	499	230	179	90	—
Interest on other debt	73	27	25	21	—
Operating leases (b)	51,695	10,573	19,426	14,390	7,306
Purchase obligations (c)	125,565	125,565	—	—	—
Total contractual obligations	$441,273	$137,689	$22,218	$274,060	$7,306
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have to right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

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
Sources of Liquidity and Capital Resource Requirements

At May 3, 2015, our principal sources of liquidity consisted of approximately $490 million of cash and cash equivalents and short-term investments, of which approximately $71 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements
At May 3, 2015 and April 27, 2014, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions
The material set forth in the first paragraph of Note 19 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of May 3, 2015, we had $258.8 million of aggregate principal amount of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of May 3, 2015 was approximately $264.4 million, based on the market price of the notes in the open market as of or close to May 3, 2015. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the convertible notes. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At May 3, 2015, we had an investment in one privately-held company in the amount of $884,000 accounted for under the cost method and one privately-held company in the amount of $2.0 million accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. No such impairment was recorded in fiscal 2015 and 2014. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheets of Finisar Corporation as of May 3, 2015 and April 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended May 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at May 3, 2015 and April 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of May 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 19, 2015

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 3, 2015	April 27, 2014
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$197,443	$303,101
Short-term investments	292,748	209,922
Accounts receivable, net of allowance for doubtful accounts of $1,136 at May 3, 2015 and $929 at April 27, 2014	213,234	225,020
Accounts receivable, other	40,650	33,749
Inventories	283,670	259,759
Prepaid expenses and other current assets	36,518	33,022
Total current assets	1,064,263	1,064,573
Property, equipment and improvements, net	315,777	273,328
Purchased intangible assets, net	27,188	34,140
Goodwill	106,736	106,114
Minority investments	2,847	2,117
Other assets	35,071	17,274
Total assets	$1,551,882	$1,497,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,510	$119,439
Accrued compensation	24,918	38,541
Other current liabilities	39,239	31,776
Deferred revenue	9,850	16,659
Current portion of convertible debt	—	40,015
Total current liabilities	205,517	246,430
Long-term liabilities:
Convertible debt, net of current portion	221,406	212,253
Other non-current liabilities	21,166	22,804
Total liabilities	448,089	481,487
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at May 3, 2015 and April 27, 2014	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 104,131,817 shares issued and outstanding at May 3, 2015 and 97,281,665 shares issued and outstanding at April 27, 2014	104	97
Additional paid-in capital	2,551,114	2,456,110
Accumulated other comprehensive income	861	20,025
Accumulated deficit	(1,448,286)	(1,460,173)
Total stockholders' equity	1,103,793	1,016,059
Total liabilities and stockholders’ equity	$1,551,882	$1,497,546

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
	(In thousands, except per share data)
Revenues	$1,250,944	$1,156,833	$934,335
Cost of revenues	888,573	754,773	662,094
Amortization of acquired developed technology	5,739	5,061	7,044
Impairment of long-lived assets	5,722	—	8,156
Gross profit	350,910	396,999	257,041
Operating expenses:
Research and development	202,089	183,355	158,784
Sales and marketing	46,178	46,547	42,347
General and administrative	72,856	53,214	45,337
Amortization of purchased intangibles	2,948	2,468	3,640
Impairment of long-lived assets	45	—	12,488
Total operating expenses	324,116	285,584	262,596
Income (loss) from operations	26,794	111,415	(5,555)
Interest income	1,811	1,319	755
Interest expense	(12,022)	(5,547)	(2,589)
Other income (expense), net	4,099	7,234	(449)
Income (loss) before income taxes and non-controlling interest	20,682	114,421	(7,838)
Provision for income taxes	8,795	2,884	227
Consolidated net income (loss)	11,887	111,537	(8,065)
Adjust for net loss attributable to non-controlling interest	—	250	2,611
Net income (loss) attributable to Finisar Corporation	$11,887	$111,787	$(5,454)

Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.12	$1.16	$(0.06)
Diluted	$0.11	$1.09	$(0.06)
Shares used in computing net income (loss) per share:
Basic	101,408	95,979	92,860
Diluted	104,970	104,112	92,860

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
Consolidated net income (loss)	$11,887	$111,537	$(8,065)
Other comprehensive loss, net of tax:
Change in cumulative foreign currency translation adjustment	(19,164)	(8,500)	(195)
Total other comprehensive loss, net of tax	(19,164)	(8,500)	(195)
Total comprehensive income (loss)	(7,277)	103,037	(8,260)
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	—	250	2,611
Comprehensive income (loss) attributable to Finisar Corporation	$(7,277)	$103,287	$(5,649)

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Finisar Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 30, 2012	91,451,615	$91	$2,309,219	$28,720	$(1,566,506)	$771,524	$8,321	$779,845
Net income	—	—	—	—	(5,454)	(5,454)	(2,611)	(8,065)
Other comprehensive loss, net	—	—	—	(195)	—	(195)	—	(195)
Issuance of shares pursuant to equity plans, net of tax withholdings	1,591,907	2	389	—	—	391	—	391
Issuance of shares pursuant to employee stock purchase plan	577,136	1	6,640	—	—	6,641	—	6,641
Issuance of shares for exercise of warrants	37,582	—	30			30	—	30
Share-based compensation expense	—	—	31,961	—	—	31,961	—	31,961
Employer contribution to defined contribution retirement plan	120,380	—	1,907	—	—	1,907	—	1,907
Balance at April 28, 2013	93,778,620	94	2,350,146	28,525	(1,571,960)	806,805	5,710	812,515
Net loss	—	—	—	—	111,787	111,787	(250)	111,537
Other comprehensive loss, net	—	—	—	(8,500)		(8,500)	—	(8,500)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,805,276	3	9,290	—	—	9,293	—	9,293
Issuance of shares pursuant to employee stock purchase plan	608,946	—	7,563	—	—	7,563	—	7,563
Share-based compensation expense	—	—	37,966	—	—	37,966	—	37,966
Employer contribution to defined contribution retirement plan	88,823		2,228			2,228		2,228
Equity component of senior convertible notes, net of allocated issuance costs	—	—	48,917	—	—	48,917		48,917
Sale of controlling interest	—	—	—	—	—	—	(5,460)	(5,460)
Balance at April 27, 2014	97,281,665	97	2,456,110	20,025	(1,460,173)	1,016,059	—	1,016,059
Net income	—	—	—	—	11,887	11,887	—	11,887
Other comprehensive loss, net	—	—	—	(19,164)	—	(19,164)	—	(19,164)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,453,668	3	(754)	—	—	(751)	—	(751)
Issuance of shares pursuant to employee stock purchase plan	525,032	—	8,584	—	—	8,584	—	8,584
Share-based compensation expense	—	—	44,600	—	—	44,600	—	44,600
Employer contribution to defined contribution retirement plan	122,979	—	2,563	—	—	2,563	—	2,563
Issuance of shares upon conversion of convertible debt	3,748,473	4	40,011	—	—	40,015	—	40,015
Balance at May 3, 2015	104,131,817	$104	$2,551,114	$861	$(1,448,286)	$1,103,793	$—	$1,103,793
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
	(In thousands)
Operating activities
Net income (loss) attributable to Finisar Corporation	$11,887	$111,787	$(5,454)
Adjust for net loss attributable to non-controlling interest	—	(250)	(2,611)
Consolidated net income (loss)	11,887	111,537	(8,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	82,699	62,013	52,804
Amortization	9,374	8,136	11,336
Stock-based compensation expense	46,613	39,955	33,594
Equity in earnings of equity method investment	(730)	(585)	—
Gain on sale or retirement of assets and asset disposal groups	(1,955)	(8,313)	(1,350)
Impairment of long-lived assets	5,767	—	20,643
Gain on fair value remeasurement of contingent consideration related to acquisition	—	—	(7,130)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	9,153	3,151	—
Changes in operating assets and liabilities:
Accounts receivable	12,238	(74,238)	21,971
Inventories	(37,542)	(62,864)	19,362
Other assets	(17,098)	(33,436)	1,848
Accounts payable	12,024	33,965	3,015
Accrued compensation	(17,505)	4,580	2,390
Deferred revenue	(5,816)	5,505	(1,760)
Other liabilities	4,488	9,709	(368)
Net cash provided by operating activities	113,597	99,115	148,290
Investing activities
Additions to property, equipment and improvements	(149,193)	(130,191)	(90,622)
Proceeds from sale of property and equipment and asset disposal groups	2,477	1,483	2,698
Purchases of short-term investments	(462,935)	(209,922)	—
Maturities of short-term investments	380,276	—	—
Acquisitions, net of cash acquired	(2,728)	(21,155)	(21,525)
Proceeds from sale of minority investments	1,470	—	10,495
Purchase of intangible assets	—	—	(221)
Net cash used in investing activities	(230,633)	(359,785)	(99,175)
Financing activities
Proceeds from term loans	—	4,230	—
Repayments of term loans	(337)	(3,676)	(3,150)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2033, net of issuance costs	—	255,000	—
Proceeds from issuance of shares under equity plans and employee stock purchase plan	11,715	19,141	8,567
Net cash provided by financing activities	11,378	274,695	5,417
Net (decrease) increase in cash and cash equivalents	(105,658)	14,025	54,532
Cash and cash equivalents at beginning of year	303,101	289,076	234,544
Cash and cash equivalents at end of year	$197,443	$303,101	$289,076

Supplemental disclosure of cash flow information
Cash paid for interest	$2,340	$2,067	$2,011
Cash paid for taxes	$4,984	$3,660	$2,073

Supplemental disclosure of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$40,015	$—	$—
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Description of Business
 Finisar Corporation (the “Company”) was incorporated in California in April 1987 and reincorporated in Delaware in November 1999. The Company is a leading provider of optical subsystems and components that are used in data-communication and telecommunication applications. The Company's optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables which provide the fundamental optical-electrical or optoelectronic, interface for interconnecting the electronic equipment used in building these networks, including the switches, routers and servers used in wireline networks as well as the antennas and base stations for wireless networks. These products rely on the use of digital and analog RF semiconductor lasers in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. The Company supplies optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-terabit per second, or Tbps, bandwidth over several wavelengths on the same fiber. The Company also provides products known as wavelength selective switches, or WSS. In long-haul and metro networks, each fiber may carry 50 to more than100 different high-speed optical channels, each with its own specific optical wavelength. WSS are switches that are used to dynamically switch network traffic from one optical fiber to multiple other fibers without first converting the optical signal to an electronic signal. The wavelength selective feature means that WSS enable any wavelength or combination of wavelengths to be switched from the input fiber to the output fibers. WSS products are sometimes combined with other components and sold as linecards that plug into a system chassis referred to as a reconfigurable optical add/drop multiplexer, or ROADM. The Company's line of optical components consists primarily of packaged lasers and photodetectors for data communication and telecommunication applications. Demand for the Company's products is largely driven by the continually growing need for additional network bandwidth created by the ongoing proliferation of data and video traffic driven by video downloads, Internet protocol TV, social networking, on-line gaming, file sharing, enterprise IP/Internet traffic, cloud computing, and data center virtualization that must be handled by both wireline and wireless networks. Mobile traffic is increasing as a result of proliferation of smartphones, tablet computers, and other mobile devices.

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
The Company sells its products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, Coriant, EMC, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia and QLogic, as well as their contract manufacturers. These customers in turn sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers.
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
Fiscal Periods
On March 6, 2013, the Company's Board of Directors determined to change the fiscal year of the Company from a year ending on April 30 of each year to a year ending on the Sunday closest to the last day of April in each year. This change was effective with the fiscal year ended April 28, 2013. Fiscal 2015 had 53 weeks, fiscal 2014 had 52 weeks, and fiscal 2016 will have 52 weeks. Prior to this change, the Company maintained its financial records on the basis of a fiscal year ending on April 30, with fiscal quarters ending on the Sunday closest to the end of the period (thirteen-week periods). The first three

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters of fiscal 2015 ended on July 27, 2014, October 26, 2014 and January 25, 2015, respectively. The first three quarters of fiscal 2014 ended on July 28, 2013, October 27, 2013 and January 26, 2014, respectively. The first three quarters of fiscal 2013 ended on July 29, 2012, October 28, 2012 and January 27, 2013, respectively.
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
Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 46% and 55% of total accounts receivable at May 3, 2015 and April 27, 2014, respectively. No customers accounted for over 10% of total accounts receivable as of May 3, 2015. Two customers accounted for 12% and 11%, respectively, of total accounts receivable as of April 27, 2014.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to the Company’s ten largest customers represented 55%, 58% and 54% of total revenues during fiscal 2015, 2014 and 2013, respectively. One customer, Cisco Systems, represented 14%, 17% and 17% of total revenues during fiscal 2015, 2014 and 2013, respectively.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at May 3, 2015 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $470.8 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) for fiscal 2015, 2014 and 2013 were $479,000, $2.5 million and $861,000, respectively, of losses on foreign currency transactions.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s Level 1 assets include instruments valued based on quoted market prices in active markets, which generally include money market funds. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include commercial papers and certificates of deposit. See Note 11 for additional details regarding the fair value of the Company’s investments.
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
Recent and Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating the potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	May 3, 2015	April 27, 2014	April 28, 2013
Numerator:
Net income (loss) attributable to Finisar Corporation	$11,887	$111,787	$(5,454)
Numerator for basic income (loss) per share	$11,887	$111,787	$(5,454)
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	—	2,157	—
Numerator for diluted income (loss) per share	$11,887	$113,944	$(5,454)
Denominator:
Denominator for basic income (loss) per share - weighted average shares	101,408	95,979	92,860
Effect of dilutive securities:
Stock options and restricted stock units	3,562	4,385	—
5.0% Convertible Senior Notes due 2029	—	3,748	—
Dilutive potential common shares	3,562	8,133	—
Denominator for diluted income (loss) per share	104,970	104,112	92,860
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.12	$1.16	$(0.06)
Diluted	$0.11	$1.09	$(0.06)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	May 3, 2015	April 27, 2014	April 28, 2013
Stock options and restricted stock units	880	1,057	4,599
Conversion of 5.0% Convertible Senior Notes due 2029	—	—	3,748
Conversion of 0.50% Convertible Senior Notes due 2033 (1)	—	—	n/a
	880	1,057	8,347
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    Intangible Assets Including Goodwill
The following tables reflect intangible assets as of May 3, 2015 and April 27, 2014:

	May 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$103,859	$(90,746)	$13,113
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(13,648)	7,696
Purchased internal use software and backlog	2,816	(1,991)	825
Purchased patents	2,620	(966)	1,654
Total intangible assets subject to amortization	131,811	(108,523)	23,288
In-process research and development	3,900	—	3,900
Total	$135,711	$(108,523)	$27,188

	April 27, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$102,124	$(85,007)	$17,117
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(11,344)	10,000
Purchased internal use software and backlog	2,816	(1,666)	1,150
Purchased patents	2,620	(647)	1,973
Total intangible assets subject to amortization	130,076	(99,836)	30,240
In-process research and development	3,900	—	3,900
Total	$133,976	$(99,836)	$34,140

The amortization expense on intangible assets was $8.7 million, $7.5 million and $10.9 million for fiscal 2015, 2014 and 2013, respectively.
Estimated amortization expense for each of the next five fiscal years and thereafter as of May 3, 2015 is as follows:

Year	Amount (in thousands)
2016	$8,413
2017	6,328
2018	4,218
2019	2,729
2020	1,251
2021 and beyond	349
Total	$23,288

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Balance at April 28, 2013	$90,986
Addition related to an acquisition	15,252
Goodwill allocated to asset disposal groups	(124)
Balance at April 27, 2014	106,114
Addition related to an acquisition	622
Balance at May 3, 2015	$106,736

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company's investments in fixed income securities as of May 3, 2015 and April 27, 2014 were as follows:

	May 3, 2015				April 27, 2014
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Commercial paper	$—	$—	$—	$—	$89,922	$—	$—	$89,922
Certificates of deposit	292,748	—	—	292,748	120,000	—	—	120,000
Total	$292,748	$—	$—	$292,748	$209,922	$—	$—	$209,922
Reported as:
Short-term investments	$292,748	$—	$—	$292,748	$209,922	$—	$—	$209,922

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2015, 2014 and 2013 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
 Included in minority investments at both May 3, 2015 and April 27, 2014 was $884,000 representing the carrying value of the Company's minority investment in one privately held company accounted for under the cost method. Additionally, included in minority investments is $2.0 million and $1.2 million at May 3, 2015 and April 27, 2014, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At May 3, 2015, the Company had a 19.9% ownership interest in this company. For the year ended May 3, 2015, the Company recorded income of $730,000 representing its share of the net income of this minority investee, which was included in other income (expense), net in the consolidated statements of operations.
The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

6.    Inventories

Inventories consist of the following (in thousands):	As of
	May 3, 2015	April 27, 2014
Raw materials	$57,757	$52,594
Work-in-process	146,773	126,181
Finished goods	79,140	80,984
Total inventories	$283,670	$259,759
Including: inventory consigned to others	$34,240	$31,998

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):	As of
	May 3, 2015	April 27, 2014
Land and buildings	$68,286	$49,995
Computer equipment	62,857	55,611
Office equipment, furniture and fixtures	5,251	5,213
Machinery and equipment	493,224	435,262
Leasehold property and improvements	42,099	37,353
Total	671,717	583,434
Accumulated depreciation and amortization	(355,940)	(310,106)
Property, equipment and improvements (net)	$315,777	$273,328
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

8.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):	As of
	May 3, 2015	April 27, 2014
Warranty accrual (Note 18)	$6,451	$5,744
Other liabilities	32,788	26,032
Total	$39,239	$31,776

9.     Debt
The Company’s convertible debt as of May 3, 2015 and April 27, 2014 is summarized as follows (in thousands):

	Carrying	Interest	Due in
Description	amount	rate	fiscal year
As of May 3, 2015
Convertible Senior Notes due December 2033	221,406	0.50%	2034
Total	$221,406

As of April 27, 2014
Convertible Senior Notes due October 2029	$40,015	5.00%	2030
Convertible Senior Notes due December 2033	$212,253	0.50%	2034
Total	$252,268

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of May 3, 2015, the remaining debt discount amortization period was 43 months.
The 2033 Notes consisted of the following:

As of
(in thousands)	May 3, 2015
Liability component:
Principal	$258,750
Unamortized debt discount	(37,344)
Net carrying amount of the liability component	$221,406
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information for the year ended May 3, 2015 related to the 2033 Notes:

(in thousands, except percentages)
Contractual interest expense	$1,294
Amortization of the debt discount	9,153
Amortization of issuance costs	616
Total interest cost	$11,063
Effective interest rate on the liability component	4.87%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.

5.0% Convertible Senior Notes Due 2029
In October , 2009, the Company issued and sold $100 million in aggregate principal amount of 5.0% Convertible Senior Notes due 2029 (the "2029 Notes"). The terms of the 2029 Notes were governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The 2029 Notes were scheduled to mature on October 15, 2029, unless earlier repurchased, redeemed or converted. Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 5.0% per annum on each April 15 and October 15, beginning on April 15, 2010. The 2029 Notes were senior unsecured and unsubordinated obligations of the Company, and ranked equally in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but were effectively subordinated to the Company’s secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Holders had the right to convert the 2029 Notes into shares of the Company’s common stock, at their option, at any time prior to the close of business on the trading day before the stated maturity date. The initial conversion rate was 93.6768 shares of Common Stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $10.68 per share of common stock), subject to adjustment upon the occurrence of certain events. Upon conversion of the 2029 Notes, holders were to receive shares of common stock unless the Company obtained consent from a majority of the holders to deliver cash or a combination of cash and shares of common stock in satisfaction of its conversion obligation.
Holders had the right to require the Company to redeem, for cash, all or part of their 2029 Notes upon a “fundamental change” at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Holders also had the right to require the Company to redeem, for cash, any of their 2029 Notes on October 15, 2014, October 15, 2016, October 15, 2019 and October 15, 2024 at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed plus accrued and unpaid interest up to, but excluding, the redemption date.
The Company had the right to redeem the 2029 Notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2029 Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, at any time on or after October 22, 2014 if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending within five trading days of the date on which the Company provides the notice of redemption.
The Company considered the embedded derivative in the 2029 Notes, that is, the conversion feature, and concluded that it was indexed to the Company’s common stock and would be classified as equity, were it to be accounted for separately and thus was not required to be bifurcated and accounted for separately from the debt.
The Company also considered the Company’s call feature and the holders’ put feature in the event of a change in control under the provisions of FASB authoritative guidance, and concluded that they need not be accounted for separately from the debt.
In fiscal 2011, the Company entered into privately-negotiated agreements with existing holders of the 2029 Notes to exchange an aggregate of approximately $60.0 million principal amount of the 2029 Notes. Following these exchanges, $40.0 million principal amount of the 2029 Notes remained outstanding.
As explained above, the terms of the 2029 Notes included a provision that allowed the holders to require the Company to redeem any of their notes on October 15, 2014. Accordingly, all $40.0 million of the principal amount of the 2029 Notes outstanding as of April 27, 2014 was classified as a current liability as of that date.
During October 2014, all holders of the 2029 Notes exercised their rights to exchange their 2029 Notes for 3,748,473 shares of the Company's common stock. All conversions were in accordance with the original terms of the 2029 Notes and no gain or loss was recognized as a result of conversion.

10.     Commitments
The Company’s future commitments at May 3, 2015 included minimum payments under non-cancelable operating lease agreements, including operating lease obligations that have been accrued as restructuring charges, as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$51,695	$10,573	$19,426	$14,390	$7,306

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense under the non-cancelable operating leases was approximately $10.7 million, $10.0 million and $9.7 million for the years ended May 3, 2015, April 27, 2014 and April 28, 2013, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $218,000, $266,000 and $250,000 for the years ended May 3, 2015, April 27, 2014 and April 28, 2013, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

11.     Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of May 3, 2015 and April 27, 2014 were as follows:

	May 3, 2015					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$196	$196	$—	$—	$196	$30,169	$30,169	$—	$—	$30,169
Commercial paper	—	—	—	—	—	89,922	—	89,922	—	89,922
Certificates of deposit	292,748	—	292,748	—	292,748	120,000	—	120,000	—	120,000
Total	$292,944	$196	$292,748	$—	$292,944	$240,091	$30,169	$209,922	$—	$240,091

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of May 3, 2015, the carrying value of the Company's minority investments in these privately held companies was $2.8 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of May 3, 2015 and April 27, 2014 were as follows:

	May 3, 2015					April 27, 2014
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2029 Notes	$—	$—	$—	$—	$—	$40,015	$104,105	$—	$—	$104,105
2033 Notes	221,406	264,364	—	—	264,364	212,253	305,325	—	—	305,307
Total	$221,406	$264,364	$—	$—	$264,364	$252,268	$409,430	$—	$—	$409,412

The fair values of the 2029 Notes and 2033 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

12.     Stockholders’ Equity

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of May 3, 2015 and April 28, 2014.
Common Stock and Preferred Stock
As of May 3, 2015, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock subject to future issuance as of May 3, 2015 is as follows:

Exercise of outstanding stock options	2,283,162
Vesting of restricted stock awards	6,611,614
Available for grant under employee stock incentive plan	13,023,873
Available for grant under employee stock purchase plan	4,249,965
Total	26,168,614
Employee Stock Purchase Plan
In September 2009, the Company’s board of directors adopted the 2009 Employee Stock Purchase Plan (the "ESPP"), which was approved by the stockholders in November 2009. An amended and restated version of ESPP was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated ESPP, 7,000,000 shares of the Company’s common stock have been reserved for issuance, and the term of the ESPP is scheduled to expire on September 1, 2024. The ESPP permits eligible employees to purchase Finisar common stock through payroll deductions, which may not exceed 20% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of Finisar common stock on either the first or the last day of the offering period, whichever is lower.
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. An amended and restated version of the 2005 Plan was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated 2005 Plan, a total of 22,500,000 shares of common stock have been reserved for issuance, and the term of the 2005 Plan is scheduled to expire on September 1, 2024. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. RSUs generally vest over four years. As of May 3, 2015 and April 27, 2014, no shares were subject to repurchase.
Stock Options

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding as of April 27, 2014	2,621,844	$14.28
Stock options exercised	(299,517)	$10.27
Stock options canceled	(39,165)	$23.61
Stock options outstanding as of May 3, 2015	2,283,162	$14.64

The total intrinsic value of stock options exercised during fiscal 2015, 2014 and 2013 was $3.4 million, $14.2 million and $4.4 million, respectively. All stock options outstanding as of May 3, 2015 are fully vested and exercisable. The aggregate intrinsic value of stock options outstanding as of May 3, 2015 was $19.5 million. The weighted-average remaining contractual life of stock options outstanding as of May 3, 2015 was 2.7 years.
Restricted Stock Units

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs unvested as of April 27, 2014	6,516,317	$15.44
RSUs granted	2,831,517	$19.55
RSUs vested	(2,350,245)	$15.42
RSUs forfeited	(385,975)	$17.04
RSUs unvested as of May 3, 2015	6,611,614	$17.12

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant-date fair value of RSUs granted during fiscal 2014 and 2013 was $16.91 and $13.03, respectively. The aggregate intrinsic value of RSUs outstanding as of May 3, 2015 was $138.5 million. The total grant-date fair value of RSUs vested during fiscal 2015, 2014 and 2013 was $36.3 million, $30.4 million and $17.7 million, respectively.
As of May 3, 2015, the Company had $74.2 million of unrecognized compensation expense, net of estimated forfeitures, related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 27 months.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended May 3, 2015, April 27, 2014 and April 28, 2013 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended
Share-based compensation expense by caption:	May 3, 2015	April 27, 2014	April 28, 2013
Cost of revenues	$9,908	$8,261	$6,915
Research and development	17,764	14,660	10,970
Sales and marketing	6,251	5,083	3,743
General and administrative	10,677	9,962	10,333
Total	$44,600	$37,966	$31,961

	Fiscal Years Ended
Share-based compensation expense by type of award:	May 3, 2015	April 27, 2014	April 28, 2013
Stock options	$—	$693	$1,892
RSUs	41,729	34,506	26,794
Employee stock purchase rights under ESPP	2,871	2,767	3,275
Total	$44,600	$37,966	$31,961

Total share-based compensation cost capitalized as part of inventory was $2.3 million and $1.7 million as of May 3, 2015 and April 27, 2014, respectively.
The fair value of employee stock purchase rights granted under the ESPP in fiscal 2015, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
Expected term (in years)	0.75	0.75	0.75
Volatility	34% - 53%	40% - 47%	50% - 53%
Risk-free interest rate	0.07 - 0.21%	0.01 - 0.13%	0.10 - 0.15%
Dividend yield	—%	—%	—%

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
As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2015, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average estimated per share fair value of purchase rights granted under the ESPP in fiscal 2015, 2014 and 2013 was $3.06, $3.69 and $2.81, respectively.
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

13.     Employee Benefit Plan
The Company maintains a defined contribution retirement plan under the provisions of Section 401(k) of the Internal Revenue Code which covers all eligible employees. Employees are eligible to participate in the plan on the first day of the calendar year quarter immediately following completion of eligibility requirements as required by the plan.
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $18,000, $17,500 and $17,500 for calendar year 2015, 2014 and 2013, respectively. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 122,979 shares for a total contribution of $2.4 million during the year ended May 3, 2015. The Company’s expenses related to this plan were $2.6 million, $2.2 million and $1.9 million for the fiscal years ended May 3, 2015, April 27, 2014 and April 28, 2013, respectively.

14.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
Current:
Federal	$—	$(385)	$—
State	209	523	(45)
Foreign	8,814	5,691	3,896
	9,023	5,829	3,851
Deferred:
Federal	(607)	—	—
State	(14)	—	—
Foreign	393	(2,945)	(3,624)
	(228)	(2,945)	(3,624)
Provision for income taxes	$8,795	$2,884	$227

Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
U.S.	$(29,300)	$46,314	$(21,863)
Foreign	49,982	68,107	14,025
	$20,682	$114,421	$(7,838)

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(46.9)	(18.3)	38.3
Share-based compensation expense	29.6	2.5	(45.2)
Non-deductible transaction costs	0.5	0.4	(5.8)
Non-recurring acquisition-related gain	—	—	31.1
Valuation allowance	49.1	(21.4)	(101.0)
Intangibles impairment	—	—	36.8
Research and development credits	(15.0)	(1.8)	18.7
Non-deductible acquisition-related charge	—	—	(6.2)
Other	(9.8)	6.1	(4.6)
	42.5%	2.5%	(2.9)%

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013
Deferred tax assets:
Inventory adjustments	$10,024	$8,905	$9,170
Accruals and reserves	13,081	18,673	14,194
Tax credits	27,836	24,259	21,869
Net operating loss carryforwards	101,850	95,952	155,281
Gain/loss on investments under equity or cost method	8,367	8,843	8,931
Depreciation and amortization	4,509	2,817	1,915
Purchase accounting for intangible assets	4,438	5,651	190
Capital loss carryforward	172	229	563
Acquired intangibles	8,208	10,142	18,356
Stock compensation	9,302	8,372	7,917
Total deferred tax assets	187,787	183,843	238,386
Valuation allowance	(161,358)	(153,657)	(227,889)
Net deferred tax assets	26,429	30,186	10,497
Deferred tax liabilities:
Acquired intangibles	(5,597)	(7,252)	(5,128)
Debt discount	(13,862)	(16,873)	(1,592)
Inventory reserve	(513)	(457)	(1,791)
Depreciation and amortization	(7,068)	(5,762)	(774)
Total deferred tax liabilities	(27,040)	(30,344)	(9,285)
Total net deferred tax assets (liabilities)	$(611)	$(158)	$1,212

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 94% of total deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $7.7 million, $(74.2) million and $5.0 million in fiscal 2015, 2014 and 2013, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 3, 2015, approximately $42.7 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When, and if, realized, the benefit of the tax deduction related to these options will be accounted for as a credit to stockholders' equity rather than as a reduction of the income tax provision.

At May 3, 2015, the Company had federal, state and foreign net operating loss carryforwards of approximately $375.3 million, $50.1 million and $40.3 million, respectively, and federal and state credit carryforwards of approximately $27.0 million and $20.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2016, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of fiscal 2017. In fiscal 2015, the aggregate dollar and per share effect of the tax holiday was $5.6 million and $0.05 per share, respectively. As of May 3, 2015, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of May 3, 2015 was approximately $190.6 million. The Company believes it is not practicable to determine the Company's tax liability that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	May 3, 2015	April 27, 2014	April 28, 2013

Beginning balance	$13,432	$15,632	$14,634
Additions for tax positions related to current year	975	712	241
Additions for tax positions related to prior years	246	—	757
Reductions for tax positions related to prior years (lapse of statute of limitations)	—	(2,912)	—
Ending balance	$14,653	$13,432	$15,632

Excluding the effects of recorded valuation allowances for deferred tax assets, $12.6 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from May 3, 2015.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At May 3, 2015, there was no accrued interest or penalties related to uncertain tax positions.

The Company and its subsidiaries are subject to taxation in various state jurisdictions as well as the U.S. The Company's U.S. federal and state income tax returns are generally not subject to examination by the tax authorities for tax years before fiscal 2009. For all federal and state net operating loss and credit carryovers, the statute of limitations does not begin until the carryover items are utilized. The taxing authorities can examine the validity of the carryover items and if necessary, adjustments may be made to the carryover items. The Company's Malaysia, Singapore, China, Australia, Israel and Sweden income tax returns are generally not subject to examination by the tax authorities for tax years before 2009, 2008, 2009, 2010, 2006 and 2009, respectively. The Company's Israel subsidiary received a tax assessment from Israel Tax Authority (ITA) for tax years ended 2005 to 2007. The Company has filed an appeal and anticipates no material tax liability.

15.     Segments and Geography Information
The Company has one reportable segment consisting of optical subsystems and components. Optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables that provide the fundamental optical-electrical, or optoelectronic, interface for interconnecting the electronic equipment used in building communication networks,

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following is a summary of revenues from sales to unaffiliated customers within geographic areas based on the location of the entity purchasing the Company’s products:

	Fiscal Years Ended
(in thousands)	May 3, 2015	April 27, 2014	April 28, 2013
United States	$425,066	$339,423	$269,071
Malaysia	148,258	185,197	183,299
China	242,916	229,231	171,016
Rest of the world	434,704	402,982	310,949
Totals	$1,250,944	$1,156,833	$934,335
Revenues generated in the United States are all from sales to customers located in the United States.
The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	May 3, 2015	April 27, 2014
United States	$122,118	$110,573
Malaysia	54,480	56,007
China	175,580	127,966
Rest of the world	28,704	32,312
	$380,882	$326,858

The increase in long-lived assets was primarily due to the additions of property and improvements to the Company's manufacturing facilities in China.

16.     Litigation

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. The Company has performed a review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. On June 17, 2014, the district court issued a claim construction order favorable to the Company. On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling.  As a result, the plaintiff has conceded that it is unable to pursue its infringement claims against the Company.  On December 30, 2014, the court granted the Company’s motion for summary judgment of non-infringement.  The plaintiff has indicated that it intends to appeal the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company intends to oppose any such appeal vigorously.  However, if the plaintiff’s appeal is wholly or partially successful, the case would be revived in the United States District Court for the Eastern District of Texas.  If the appeal succeeds and the case resumes, the Company may be liable for substantial damages.  Even if the defense of any resumed case is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

Other
In the ordinary course of business, the Company is a party to litigation, claims and assessments in addition to those described above. Based on information currently available, management does not believe the impact of these other matters will have a material adverse effect on its business, financial condition, results of operations or cash flows of the Company.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Restructuring Charges
During the second quarter of fiscal 2010, the Company recorded restructuring charges of $4.2 million representing non-cancelable payment obligations under the facility lease relating to the abandoned and unused portion of its facility in Allen, Texas.
The following table summarizes the activities of the restructuring accrual during fiscal 2015 (in thousands):

Balance as of April 27, 2014	$2,911
Cash payments, net of sublease income	(351)
Balance as of May 3, 2015	$2,560

Of the $2.6 million of remaining accrual, $390,000 is expected to be paid in fiscal 2016 and $2.2 million is expected to be paid out from fiscal 2017 through fiscal 2020.

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
Changes in the Company’s warranty liability during the following periods were as follows:

	As of
(in thousands)	May 3, 2015	April 27, 2014
Beginning balance	$5,744	$4,155
Additions during the period based on product sold	6,171	5,653
Additions during the period due to acquisitions	—	515
Change in estimates	(1,388)	(2,022)
Settlements and expirations	(4,076)	(2,557)
Ending balance	$6,451	$5,744

19.    Related Parties
During fiscal 2015, the Company paid $140,696 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company, for sales and marketing services. In addition, the Company granted to Mr. Gertel, for no additional consideration, 2,305 restricted stock units with a grant-date fair value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to him continuing to provide services to Finisar. During fiscal 2014, the Company paid $195,164 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 4,164 restricted stock units with a grant-date fair value of $66,957, which vest as follows: 25% on June 24, 2014 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 24, 2017, subject to him continuing to provide services to Finisar. During fiscal 2013, the Company paid $216,723 in cash compensation to Mr. Gertel's company and granted to Mr. Gertel, for no additional consideration, 3,814 restricted stock units with a grant-date fair value of $49,086, which vest as follows: 25% on June 18, 2013 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 18, 2016, subject to him continuing to provide services to Finisar. Amounts paid to Mr. Gertel represented values considered by management to be fair and reasonable, reflective of an arm’s length transaction.

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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of May 3, 2015. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

21.    Financial Information by Quarter (Unaudited)

	Three Months Ended
	May 3, 2015	January 25, 2015 (1)	October 26, 2014 (2)	July 27, 2014	April 27, 2014 (3)	January 26, 2014	October 27, 2013	July 28, 2013 (4)
	(In thousands, except per share data)
Revenues	$320,042	$306,283	$296,981	$327,638	$306,025	$294,018	$290,722	$266,068
Gross profit	$89,217	$77,953	$84,921	$98,819	$96,564	$105,689	$103,373	$91,373
Income (loss) from operations	$10,284	$3,401	$(7,259)	$20,368	$21,107	$33,096	$30,109	$27,103
Income (loss) before non-controlling interest	$7,327	$1,678	$(11,361)	$14,243	$28,683	$27,068	$29,951	$25,835
Net income (loss) attributable to Finisar Corporation	$7,327	$1,678	$(11,361)	$14,243	$28,750	$27,061	$29,965	$26,011
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.07	$0.02	$(0.11)	$0.14	$0.30	$0.28	$0.31	$0.27
Diluted	$0.07	$0.02	$(0.11)	$0.14	$0.28	$0.26	$0.29	$0.26
Shares used in computing net income (loss) per share:
Basic	104,005	103,563	99,621	98,241	96,965	96,394	95,941	94,609
Diluted	107,535	105,990	99,621	106,036	105,418	104,361	103,696	101,125

(1) Net income in the third quarter of fiscal 2015 includes a $5.8 million impairment charge for long-lived assets.

(2) Net loss in the second quarter of fiscal 2015 includes an $11.0 million charge related to the settlement of patent litigation.

(3) Net income in the fourth quarter of fiscal 2014 includes an $8.2 million gain on divestiture of majority-owned subsidiary, Finisar Korea.

(4) Net income in the first quarter of fiscal 2014 includes a $6.5 million gain related to the settlement of stock option litigation.

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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 3, 2015, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 3, 2015. Management based its assessment on the criteria set forth in Internal Control - Integrated Framework ("2013 framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of May 3, 2015.
The effectiveness of internal control over financial reporting as of May 3, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended May 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Finisar Corporation
We have audited Finisar Corporation's internal control over financial reporting as of May 3, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of May 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Finisar Corporation as of May 3, 2015 and April 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended May 3, 2015 of Finisar Corporation and our report dated June 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
June 19, 2015

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2015 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 — Election of Directors”, “Corporate Governance”, “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to (Recoveries Offset) Costs and Expenses, Net	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at May 3, 2015	$929	$207	$—	$1,136
Balance at April 27, 2014	$958	$101	$(130)	$929
Balance at April 28, 2013	$1,311	$(268)	$(85)	$958

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on this 19th day of June, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors (Co-Principal Executive Officer)	June 19, 2015
Jerry S. Rawls

/s/ Eitan Gertel	Chief Executive Officer (Co-Principal Executive Officer)	June 19, 2015
Eitan Gertel

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 19, 2015
Kurt Adzema

/s/ Michael C. Child	Director	June 19, 2015
Michael C. Child

/s/ Roger C. Ferguson	Director	June 19, 2015
Roger C. Ferguson

/s/ Thomas E. Pardun	Director	June 19, 2015
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 19, 2015
Robert N. Stephens

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock(10)
4.2	Indenture, dated October 15, 2009, between Registrant and Wells Fargo Bank, National Association(11)
4.3	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (12)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(13)
10.2*	1999 Stock Option Plan(14)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(15)
10.4*	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan(16)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(17)
10.6*	Optium Corporation 2000 Stock Incentive Plan(18)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(19)
10.8	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(20)
10.9*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(21)
10.10*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(22)
10.11*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(23)
10.12*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(24)
10.13*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(25)
10.14*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(26)
10.15*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(27)
10.16	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(28)
10.17	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(29)
10.18	Unprotected Lease Agreement by and among Kailight Photonics, Ltd., Niber Promotions and Investments, Ltd., Atido Holding Ltd. and Roller Electric Works, Ltd. dated May 11, 2006(30)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(31)
10.20*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(32)
10.21*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(33)
10.22*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(34)

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
10.23*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(35)
10.24*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective January 1, 2009(36)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(37)
10.26*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(38)
10.27*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(39)
10.28*	Form of Restricted Stock Unit Issuance Agreement(40)
10.29*	Form of Restricted Stock Unit Issuance Agreement — Officers(41)
10.30*	Form of Restricted Stock Unit Issuance Agreement — International(42)
10.31*	Form of Restricted Stock Unit Issuance Agreement — Israel(43)
10.32*	Form of Restricted Stock Unit Issuance Agreement — UK
10.33*	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan(45)
10.34*	Registrant's 2009 International Employee Stock Purchase Plan(46)
10.35	Summary of the principal terms of the lease agreement - Wuxi, China(47)
10.36	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China(48)
10.37	Summary of the principal terms of the lease agreement - Jarfalla, Sweden(49)
10.38	Summary of the principal terms of the lease agreement - Tel Aviv, Israel(50)
10.39	Summary of the principal terms of the lease agreement - Shanghai, China(51)
10.40
Lease agreement (as amended) by and between Registrant (as successor in interest to GenOA Corporation) and Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000(52)

10.41	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia(53)
10.42	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated(54)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Co-Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 5, 2014.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K filed October 15, 2009.

(12)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(15)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(17)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(18)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(20)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(22)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(23)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(27)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(28)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(29)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(30)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on May 21, 2007.

(31)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(33)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(34)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(35)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(36)	Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(39)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(40)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(43)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(44)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed June 26, 2014.

(45)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(46)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(47)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(48)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(49)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(50)	Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(51)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(52)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed September 5, 2013.

(53)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(54)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.