Form 10-Q
period 2015-08-02
FINISAR CORP
filed 2015-09-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2015
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

     At September 4, 2015, there were 106,590,450 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended August 2, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	August 2, 2015	May 3, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,997	$197,443
Short-term investments	262,695	292,748
Accounts receivable, net of allowance for doubtful accounts of $817 at August 2, 2015 and $1,136 at May 3, 2015	234,798	213,234
Accounts receivable, other	40,807	40,650
Inventories	282,093	283,670
Prepaid expenses and other current assets	22,649	36,518
Total current assets	1,076,039	1,064,263
Property, equipment and improvements, net	322,043	315,777
Purchased intangible assets, net	25,085	27,188
Goodwill	106,736	106,736
Minority investments	2,997	2,847
Other assets	34,960	35,071
Total assets	$1,567,860	$1,551,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$139,600	$131,510
Accrued compensation	26,392	24,918
Other accrued liabilities	39,753	39,239
Deferred revenue	11,480	9,850
Total current liabilities	217,225	205,517
Long-term liabilities:
Convertible debt, net of current portion	223,760	221,406
Other non-current liabilities	21,545	21,166
Total liabilities	462,530	448,089
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at August 2, 2015 and May 3, 2015	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized,106,546,732 shares and 104,131,817 shares issued and outstanding at August 2, 2015 and May 3, 2015, respectively	107	104
Additional paid-in capital	2,564,506	2,551,114
Accumulated other comprehensive (loss) income	(14,390)	861
Accumulated deficit	(1,444,893)	(1,448,286)
Total stockholders' equity	1,105,330	1,103,793
Total liabilities and stockholders' equity	$1,567,860	$1,551,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	August 2, 2015	July 27, 2014

Revenues	$314,030	$327,638
Cost of revenues	224,147	227,384
Amortization of acquired developed technology	1,435	1,435
Impairment of long-lived assets	1,071	—
Gross profit	87,377	98,819
Operating expenses:
Research and development	52,408	51,007
Sales and marketing	11,202	11,965
General and administrative	15,208	14,719
Amortization of purchased intangibles	668	761
Impairment of long-lived assets	830	—
Total operating expenses	80,316	78,452
Income from operations	7,061	20,367
Interest income	365	612
Interest expense	(2,883)	(3,133)
Other income (expense), net	881	(2,026)
Income before income taxes	5,424	15,820
Provision for income taxes	2,031	1,577
Net income	3,393	14,243
Net income per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
Shares used in computing net income per share:
Basic	105,286	98,241
Diluted	108,107	102,287

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	August 2, 2015	July 27, 2014
Net income	$3,393	$14,243
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(15,251)	5,091
Total other comprehensive income (loss), net of tax	(15,251)	5,091
Total comprehensive income (loss)	$(11,858)	$19,334

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	August 2, 2015	July 27, 2014
Operating activities
Net income	$3,393	$14,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,620	19,648
Amortization of intangible assets	2,103	2,195
Amortization of debt issuance costs	154	193
Stock-based compensation expense	11,997	11,053
Loss (gain) on sale or retirement of assets and asset disposal group	(138)	650
Impairment of long-lived fixed assets	1,901	—
Equity in earnings of equity method investment	(150)	(200)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	2,354	2,243
Changes in operating assets and liabilities:
Accounts receivable	(21,564)	(5,840)
Inventories	(8,377)	(6,787)
Other assets	13,559	(17,837)
Accounts payable	8,090	23,738
Accrued compensation	(2,851)	(14,165)
Other accrued liabilities	222	(2,840)
Deferred revenue	2,285	(280)
Net cash provided by operating activities	34,598	26,014
Investing activities
Additions to property, equipment and improvements	(34,766)	(45,076)
Net proceeds from sale of property and equipment and asset disposal group	263	—
Purchases of short-term investments	(45,355)	(59,949)
Maturities of short-term investments	75,266	60,000
Acquisition, net of cash acquired	—	(2,728)
Net cash used in investing activities	(4,592)	(47,753)
Financing activities
Repayments of term loans	(95)	(71)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	5,643	6,164
Net cash provided by financing activities	5,548	6,093
Net increase (decrease) in cash and cash equivalents	35,554	(15,646)
Cash and cash equivalents at beginning of period	197,443	303,101
Cash and cash equivalents at end of period	$232,997	$287,455
Supplemental disclosure of cash flow information
Cash paid for interest	$657	$643
Cash paid for taxes	$3,848	$2,637

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of August 2, 2015 and for the three-month periods ended August 2, 2015 and July 27, 2014 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of August 2, 2015, its operating results for the three-month periods ended August 2, 2015 and July 27, 2014, and its cash flows for the three-month periods ended August 2, 2015 and July 27, 2014. Operating results for the three-month period ended August 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 1, 2016. The condensed consolidated balance sheet as of May 3, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2015.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
The Company has one reportable segment consisting of optical subsystems and components.
During the first quarter of fiscal 2016, the Company recorded a $1.9 million charge for the impairment of long-lived assets (primarily machinery and equipment) due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended May 3, 2015. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	August 2, 2015	July 27, 2014
Numerator:
Net income	$3,393	$14,243
Numerator for basic net income per share	3,393	14,243
Numerator for diluted net income per share	$3,393	$14,243
Denominator:
Denominator for basic net income per share - weighted average shares	105,286	98,241
Effect of dilutive securities:
Stock options and restricted stock units	2,821	4,046
Dilutive potential common shares	2,821	4,046
Denominator for diluted net income per share	108,107	102,287
Net income per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14
The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	August 2, 2015	July 27, 2014
Stock options and restricted stock units	844	627
5.0% Convertible Senior Notes due 2029	—	3,748
0.50% Convertible Senior Notes due 2033 (1)	—	—
	844	4,375
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	August 2, 2015	May 3, 2015
Raw materials	$58,776	$57,757
Work-in-process	142,772	146,773
Finished goods	80,545	79,140
Total inventories	$282,093	$283,670

5. Investments
The Company's portfolio of fixed income securities consists of term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months. Investments with original maturities of three months or less are classified as cash equivalents. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

The Company's investments in fixed income securities as of August 2, 2015 and May 3, 2015 were as follows:

	August 2, 2015				May 3, 2015
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Certificates of deposit	$262,695	$—	$—	$262,695	$292,748	$—	$—	$292,748
Total	$262,695	$—	$—	$262,695	$292,748	$—	$—	$292,748
Reported as:
Short-term investments	$262,695	$—	$—	$262,695	$292,748	$—	$—	$292,748
Total	$262,695	$—	$—	$262,695	$292,748	$—	$—	$292,748

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three month periods ended August 2, 2015 and July 27, 2014, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of August 2, 2015, the remaining debt discount amortization period was 40 months.

As of August 2, 2015, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(34,990)
Net carrying amount of the liability component	$223,760
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

Three Months Ended
(in thousands, except percentages)	August 2, 2015
Contractual interest expense	$324
Amortization of the debt discount	2,354
Amortization of issuance costs	154
Total interest cost	$2,832
Effective interest rate on the liability component	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Three Months Ended
(in thousands)	August 2, 2015
Beginning balance at May 3, 2015	$6,451
Additions during the period based on product sold	1,446
Change in estimates	765
Settlements and expirations	(1,206)
Ending balance at August 2, 2015	$7,456

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of August 2, 2015 and May 3, 2015 were as follows:

	August 2, 2015					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$196	$196	$—	$—	$196	$196	$196	$—	$—	$196
Certificates of deposit	262,695	—	262,695	—	262,695	292,748	—	292,748	—	292,748
Total	$262,891	$196	$262,695	$—	$262,891	$292,944	$196	$292,748	$—	$292,944

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in two privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of August 2, 2015, the carrying value of the Company's minority investments in these privately held companies was $3.0 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of August 2, 2015 and May 3, 2015 were as follows:

	August 2, 2015					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	223,760	248,723	—	—	248,723	221,406	264,364	—	—	264,364

The fair value of the 2033 Notes is based on the market price in the open market as of or close to the respective dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

9. Legal Matters
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
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. Following the September 30th ruling dismissing the class action case, the derivative cases remain stayed, subject to the right of the parties to reinstate them.
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

10. Guarantees and Indemnifications
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of August 2, 2015. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

11. Related Parties
During the three month period ended August 2, 2015, the Company paid $29,293 in cash compensation to a company owned by Guy Gertel, the brother of the Chief Executive Officer of the Company during the first quarter of fiscal 2016, for sales and marketing services. In addition, during the first quarter of fiscal 2016, the Company granted to Mr. Guy Gertel, for no additional consideration, 2,091 restricted stock units with a fair market value of $41,360, which vest as follows: 25% on June 21, 2016 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 21, 2019, subject to Mr. Guy Gertel continuing to provide services to Finisar.
During the three month period ended July 27, 2014, the Company paid $41,532 in cash compensation to Mr. Guy Gertel's company. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Guy Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Guy Gertel continuing to provide services to Finisar.
Amounts paid to Mr. Guy Gertel represented values considered by management to be fair and reasonable, reflective of an arm's length transaction.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia, and QLogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended May 3, 2015.

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Datacom revenue	$233,293	$241,231	$(7,938)	(3.3)%
Telecom revenue	80,737	86,407	(5,670)	(6.6)%
Total revenues	$314,030	$327,638	$(13,608)	(4.2)%

The decreases were primarily due to a decline in average selling prices of our products.

Impairment of Long-Lived Assets
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$1,901	$—	$1,901	100.0%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$87,377	$98,819	$(11,442)	(11.6)%
As a percentage of revenues	27.8%	30.2%

The decrease in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$52,408	$51,007	$1,401	2.7%

The increase was primarily due to increases in project material expenses related to new product development activities.

Sales and Marketing Expenses
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$11,202	$11,965	$(763)	(6.4)%

The decrease was primarily due to decrease in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$15,208	$14,719	$489	3.3%

The increase was primarily due to a non-recurring gain related to the settlement of a patent litigation during the first quarter of fiscal 2015.

Amortization of Purchased Intangibles
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$668	$761	$(93)	(12.2)%

The decrease was due to the roll-off of amortization of certain intangible assets related to our prior acquisition.

Interest Income
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$365	$612	$(247)	(40.4)%

The decrease was primarily due to decline in interest rates.

Interest Expense
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$2,883	$3,133	$(250)	(8.0)%

The decrease was primarily due to conversion of the 2029 Notes into common stock during October 2014.

Other Income (Expense), Net
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$881	$(2,026)	$2,907	143.5%

The change was primarily due to foreign currency exchange gains.

Provision for Income Taxes
(in thousands, except percentages)	August 2, 2015	July 27, 2014	Change	% Change
Three months ended	$2,031	$1,577	$454	28.8%

The income tax provisions for the three month periods ended August 2, 2015 and July 27, 2014 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	August 2, 2015	July 27, 2014
Net cash provided by operating activities	$34.6	$26.0
Net cash used in investing activities	$(4.6)	$(47.8)
Net cash provided by financing activities	$5.5	$6.1

Operating Cash Flows
Net cash provided by operating activities in the three months ended August 2, 2015 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.8 million, and a $8.6 million increase in working capital primarily related to an increase in inventory. Inventory increased by $8.4 million primarily due to an increase in purchases to support the increased sales level. Net cash provided by operating activities in the three months ended July 27, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $35.8 million, and a $24.0 million increase in working capital primarily related to increases in accounts receivable and inventory, other assets and a decrease in accrued compensation, offset by an increase in accounts payable. Accounts receivable increased by $5.8 million primarily due to an increase in revenue during the three months ended July 27, 2014. Inventory increased by $6.8 million due to an increase in purchases to support the increased sales level. Accrued compensation decreased by $14.2 million primarily due to payment of annual employee bonuses for fiscal 2014. Other assets increased by $17.8 million primarily due to an increase in the sales of raw material components to our manufacturing subcontractors.

Investing Cash Flows
Net cash used in investing activities in the three month periods ended August 2, 2015 and July 27, 2014 primarily consisted of expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the three month periods ended August 2, 2015 and July 27, 2014 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At August 2, 2015, our principal sources of liquidity consisted of approximately $496 million of cash and cash equivalents and short-term investments, of which approximately $134 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At August 2, 2015 and May 3, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Related Party Transactions

The material set forth in "Part I, Item 1, Financial Statements - Note 11, Related Parties" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 3, 2015. Our exposure related to market risk has not changed materially since May 3, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended August 2, 2015.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 3, 2015.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Avago Technologies, Lumentum and Oclaro. Our principal competitors for telecommunication applications include Lumentum, Oclaro and Sumitomo. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2015, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.0 million of such equity investments remaining on our balance sheet as of August 2, 2015 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of May 3, 2015, we had net operating loss, or NOL, carryforward amounts of approximately $375.3 million, $50.1 million and $40.3 million for U.S. federal, state and foreign income tax purposes, respectively, and tax credit carryforward amounts of approximately $27.0 million and $20.5 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2016 through 2034, and $446,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2016 through 2034, and $37.4 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization. Due to uncertainty regarding the timing and extent of our future profitability, we continue to record a valuation allowance to offset our U.S. deferred tax assets (representing future income tax benefits associated with our operating losses) because we do not currently believe it is more likely than not these assets will be realized.

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

     As of August 2, 2015, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KURT ADZEMA
Kurt Adzema
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 10, 2015