Form 10-Q
period 2015-11-01
FINISAR CORP
filed 2015-12-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2015
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

     At December 4, 2015, there were 106,960,677 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 1, 2015

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	November 1, 2015	May 3, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,270	$197,443
Short-term investments	262,500	292,748
Accounts receivable, net of allowance for doubtful accounts of $863 at November 1, 2015 and $1,136 at May 3, 2015	230,065	213,234
Accounts receivable, other	39,982	40,650
Inventories	264,706	283,670
Prepaid expenses and other current assets	20,538	36,518
Total current assets	1,076,061	1,064,263
Property, equipment and improvements, net	344,695	315,777
Purchased intangible assets, net	22,982	27,188
Goodwill	106,736	106,736
Minority investments	3,647	2,847
Other assets	23,133	35,071
Total assets	$1,577,254	$1,551,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$133,220	$131,510
Accrued compensation	31,680	24,918
Other accrued liabilities	43,301	39,239
Deferred revenue	12,438	9,850
Total current liabilities	220,639	205,517
Long-term liabilities:
Convertible debt, net of current portion	226,151	221,406
Other non-current liabilities	23,195	21,166
Total liabilities	469,985	448,089
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at November 1, 2015 and May 3, 2015	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized,106,785,423 shares and 104,131,817 shares issued and outstanding at November 1, 2015 and May 3, 2015, respectively	107	104
Additional paid-in capital	2,577,246	2,551,114
Accumulated other comprehensive (loss) income	(31,835)	861
Accumulated deficit	(1,438,249)	(1,448,286)
Total stockholders' equity	1,107,269	1,103,793
Total liabilities and stockholders' equity	$1,577,254	$1,551,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 1, 2015	October 26, 2014	November 1, 2015	October 26, 2014

Revenues	$321,136	$296,981	$635,166	$624,619
Cost of revenues	230,610	210,626	454,757	438,010
Amortization of acquired developed technology	1,435	1,435	2,870	2,870
Impairment of long-lived assets	—	—	1,071	—
Gross profit	89,091	84,920	176,468	183,739
Operating expenses:
Research and development	50,972	51,184	103,380	102,191
Sales and marketing	11,896	11,487	23,098	23,452
General and administrative	16,186	28,772	31,394	43,491
Amortization of purchased intangibles	668	737	1,336	1,498
Impairment of long-lived assets	—	—	830	—
Total operating expenses	79,722	92,180	160,038	170,632
Income (loss) from operations	9,369	(7,260)	16,430	13,107
Interest income	469	342	834	954
Interest expense	(2,917)	(2,867)	(5,800)	(6,000)
Other income (expense), net	445	33	1,326	(1,993)
Income (loss) before income taxes	7,366	(9,752)	12,790	6,068
Provision for income taxes	722	1,610	2,753	3,187
Net income (loss)	$6,644	$(11,362)	$10,037	$2,881
Net income (loss) per share:
Basic	$0.06	$(0.11)	$0.09	$0.03
Diluted	$0.06	$(0.11)	$0.09	$0.03
Shares used in computing net income (loss) per share:
Basic	106,635	99,621	105,961	98,931
Diluted	107,493	99,621	108,238	102,390

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	November 1, 2015	October 26, 2014	November 1, 2015	October 26, 2014
Net income (loss)	$6,644	$(11,362)	$10,037	$2,881
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(17,445)	(7,834)	(32,696)	(2,743)
Total other comprehensive income (loss), net of tax	(17,445)	(7,834)	(32,696)	(2,743)
Total comprehensive income (loss)	$(10,801)	$(19,196)	$(22,659)	$138

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	November 1, 2015	October 26, 2014
Operating activities
Net income	$10,037	$2,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,609	40,563
Amortization of intangible assets	4,206	4,367
Amortization of debt issuance costs	308	380
Stock-based compensation expense	24,362	22,611
Loss (gain) on sale or retirement of assets and asset disposal group	(277)	628
Impairment of long-lived assets	1,901	—
Equity in earnings of equity method investment	(550)	(430)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	4,745	4,522
Changes in operating assets and liabilities:
Accounts receivable	(16,831)	11,751
Inventories	(1,863)	(26,189)
Other assets	15,989	(12,153)
Accounts payable	1,710	(6,251)
Accrued compensation	2,225	(7,026)
Other accrued liabilities	4,865	3,627
Deferred revenue	3,896	(4,406)
Net cash provided by operating activities	97,332	34,875
Investing activities
Additions to property, equipment and improvements	(72,523)	(74,256)
Net proceeds from sale of property and equipment and asset disposal group	549	42
Purchases of short-term investments	(120,355)	(215,453)
Maturities of short-term investments	150,266	135,000
Acquisition, net of cash acquired	—	(2,728)
Net cash used in investing activities	(42,063)	(157,395)
Financing activities
Repayments of term loans	(193)	(166)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	5,751	6,537
Net cash provided by financing activities	5,558	6,371
Net increase (decrease) in cash and cash equivalents	60,827	(116,149)
Cash and cash equivalents at beginning of period	197,443	303,101
Cash and cash equivalents at end of period	$258,270	$186,952
Supplemental disclosure of cash flow information
Cash paid for interest	$1,314	$1,668
Cash paid for taxes	$5,187	$3,581

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of November 1, 2015 and for the three and six month periods ended November 1, 2015 and October 26, 2014 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of November 1, 2015, its operating results for the three and six month periods ended November 1, 2015 and October 26, 2014, and its cash flows for the six-month periods ended November 1, 2015 and October 26, 2014. Operating results for the three and six month periods ended November 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 1, 2016. The condensed consolidated balance sheet as of May 3, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2015.
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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	November 1, 2015	October 26, 2014	November 1, 2015	October 26, 2014
Numerator:
Net income (loss)	$6,644	$(11,362)	$10,037	$2,881
Numerator for basic net income (loss) per share	6,644	(11,362)	10,037	2,881
Numerator for diluted net income (loss) per share	$6,644	$(11,362)	$10,037	$2,881
Denominator:
Denominator for basic net income (loss) per share - weighted average shares	106,635	99,621	105,961	98,931
Effect of dilutive securities:
Stock options and restricted stock units	858	—	2,277	3,459
Dilutive potential common shares	858	—	2,277	3,459
Denominator for diluted net income (loss) per share	107,493	99,621	108,238	102,390
Net income (loss) per share:
Basic	$0.06	$(0.11)	$0.09	$0.03
Diluted	$0.06	$(0.11)	$0.09	$0.03
The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
(in thousands)	November 1, 2015	October 26, 2014	November 1, 2015	October 26, 2014
Stock options and restricted stock units	5,477	5,633	2,979	1,070
5.0% Convertible Senior Notes due 2029	—	3,435	—	3,435
0.50% Convertible Senior Notes due 2033 (1)	—	—	—	—
	5,477	9,068	2,979	4,505
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	November 1, 2015	May 3, 2015
Raw materials	$56,349	$57,757
Work-in-process	132,135	146,773
Finished goods	76,222	79,140
Total inventories	$264,706	$283,670

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

The Company's investments in fixed income securities as of November 1, 2015 and May 3, 2015 were as follows:

	November 1, 2015				May 3, 2015
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Certificates of deposit	$262,500	$—	$—	$262,500	$292,748	$—	$—	$292,748
Total	$262,500	$—	$—	$262,500	$292,748	$—	$—	$292,748
Reported as:
Short-term investments	$262,500	$—	$—	$262,500	$292,748	$—	$—	$292,748
Total	$262,500	$—	$—	$262,500	$292,748	$—	$—	$292,748

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three and six month periods ended November 1, 2015 and October 26, 2014, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of November 1, 2015, the remaining debt discount amortization period was 37 months.

As of November 1, 2015, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(32,599)
Net carrying amount of the liability component	$226,151
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended	Six Months Ended
(in thousands, except percentages)	November 1, 2015	November 1, 2015
Contractual interest expense	$324	$648
Amortization of the debt discount	2,391	4,745
Amortization of issuance costs	154	308
Total interest cost	$2,869	$5,701
Effective interest rate on the liability component	4.87%	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Six Months Ended
(in thousands)	November 1, 2015
Beginning balance at May 3, 2015	$6,451
Additions during the period based on product sold	4,020
Change in estimates	(5)
Settlements and expirations	(1,471)
Ending balance at November 1, 2015	$8,995

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of November 1, 2015 and May 3, 2015 were as follows:

	November 1, 2015					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—	$—	$196	$196	$—	$—	$196
Certificates of deposit	262,500	—	262,500	—	262,500	292,748	—	292,748	—	292,748
Total	$262,500	$—	$262,500	$—	$262,500	$292,944	$196	$292,748	$—	$292,944

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of November 1, 2015, the carrying value of the Company's minority investments in these privately held companies was $3.6 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of November 1, 2015 and May 3, 2015 were as follows:

	November 1, 2015					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	226,151	233,522	—	—	233,522	221,406	264,364	—	—	264,364

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
Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between

December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice. On October 25, 2013, the lead plaintiffs filed a notice of appeal of the District Court's dismissal ruling, and the appeal is pending. Oral arguments are scheduled for December 10, 2015.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. Following the September 30, 2013 ruling dismissing the class action case, the derivative cases remain stayed, subject to the right of the parties to reinstate them.
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of November 1, 2015. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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
During the three and six month periods ended October 26, 2014, the Company paid $33,627 and $84,817, respectively, in cash compensation to Mr. Guy Gertel's company. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Guy Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Guy Gertel continuing to provide services to Finisar.
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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Datacom revenue	$233,758	$215,906	$17,852	8.3%
Telecom revenue	87,378	81,075	6,303	7.8%
Total revenues	$321,136	$296,981	$24,155	8.1%

Revenues (by market application)	Six Months Ended
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Datacom revenue	$467,051	$457,137	$9,914	2.2%
Telecom revenue	168,115	167,482	633	0.4%
Total revenues	$635,166	$624,619	$10,547	1.7%

The increases in datacom revenue were primarily due to an increase in market demand for our 10 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The increases in telecom revenue were primarily due to an increase in market demand for our 10 Gbps tunable transceivers and WSS products.

Impairment of Long-Lived Assets
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$—	$—	$—	—
Six months ended	$1,901	$—	$1,901	100.0%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$89,091	$84,920	$4,171	4.9%
As a percentage of revenues	27.7%	28.6%
Six months ended	$176,468	$183,739	$(7,271)	(4.0)%
As a percentage of revenues	27.8%	29.4%

The decreases in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$50,972	$51,184	$(212)	(0.4)%
Six months ended	$103,380	$102,191	$1,189	1.2%

The increase for the six month periods was primarily due to increases in project material expenses related to new product development activities.

Sales and Marketing Expenses
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$11,896	$11,487	$409	3.6%
Six months ended	$23,098	$23,452	$(354)	(1.5)%

The increase for the three month periods was primarily due to an increase in marketing product samples as we expand our product offering and customer base. The decrease for the six month periods was primarily due to a decrease in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$16,186	$28,772	$(12,586)	(43.7)%
Six months ended	$31,394	$43,491	$(12,097)	(27.8)%

The decreases were primarily due to a $11.0 million charge related to the settlement of a patent litigation during the second quarter of fiscal 2015.

Amortization of Purchased Intangibles
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$668	$737	$(69)	(9.4)%
Six months ended	$1,336	$1,498	$(162)	(10.8)%

The decreases were due to the roll-off of amortization of certain intangible assets related to our prior acquisition.

Interest Income
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$469	$342	$127	37.1%
Six months ended	$834	$954	$(120)	(12.6)%

The changes were primarily due to fluctuations in interest rates.

Interest Expense
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$2,917	$2,867	$50	1.7%
Six months ended	$5,800	$6,000	$(200)	(3.3)%

The decrease for the six month periods was primarily due to conversion of the 2029 Notes into common stock during October 2014.

Other Income (Expense), Net
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$445	$33	$412	(1,248.5)%
Six months ended	$1,326	$(1,993)	$3,319	166.5%

The changes were primarily due to foreign currency exchange gains.

Provision for Income Taxes
(in thousands, except percentages)	November 1, 2015	October 26, 2014	Change	% Change
Three months ended	$722	$1,610	$(888)	(55.2)%
Six months ended	$2,753	$3,187	$(434)	(13.6)%

The income tax provisions for the three and six month periods ended November 1, 2015 and October 26, 2014 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Six Months Ended
(in millions)	November 1, 2015	October 26, 2014
Net cash provided by operating activities	$97.3	$34.9
Net cash used in investing activities	$(42.1)	$(157.4)
Net cash provided by financing activities	$5.6	$6.4

Operating Cash Flows
Net cash provided by operating activities in the six months ended November 1, 2015 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $77.3 million. Net cash provided by operating activities in the six months ended October 26, 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $72.6 million, and a $40.6 million increase in working capital primarily related to increases in inventory. Inventory increased by $26.2 million due to an increase in purchases to support the increased sales level.

Investing Cash Flows
Net cash used in investing activities in the six month period ended November 1, 2015 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the six month period ended October 26, 2014 primarily consisted of net purchases of short-term investments and expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the six month periods ended November 1, 2015 and October 26, 2014 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At November 1, 2015, our principal sources of liquidity consisted of approximately $521 million of cash and cash equivalents and short-term investments, of which approximately $128 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At November 1, 2015 and May 3, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended November 1, 2015.

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

Our manufacturing operations are highly vertically integrated. In order to reduce our manufacturing costs, we have acquired a number of companies, and business units of other companies that manufacture optical components incorporated in our optical subsystem products and have developed our own facilities for the final assembly and testing of our products. For example, we design and manufacture many critical components incorporated in transceivers used for data communication and telecommunication applications, including all of the short wavelength VCSEL lasers, at our wafer fabrication facility in Allen, Texas and manufacture a portion of our internal requirements for longer wavelength lasers at our wafer fabrication facility in Fremont, California. We assemble and test most of our transceiver products at our facilities in Ipoh, Malaysia and Wuxi, China. As a result of this vertical integration, we have become increasingly dependent on our internal production capabilities. The manufacture of critical components, including the fabrication of wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our wafer fabrication facilities, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our subsystem products to our customers and could also affect our sale of components to customers in the merchant market. Our inability to supply components to meet our internal needs could harm our relationships with customers and have an adverse effect on our business.

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

•
compliance with a wide variety of domestic and foreign laws and regulations (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers;

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

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the continuing threat of terrorist attacks on United States' interests, including U.S. companies, in locations worldwide and ongoing military actions in the Middle East, including the economic consequences of the war in Afghanistan or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. In particular, due to these uncertainties we are subject to:

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2015, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.6 million of such equity investments remaining on our balance sheet as of November 1, 2015 in future periods.

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

•
changes in tax laws or the interpretation of such tax laws, including by authorities in municipalities where we are subject to social insurance and other payroll taxes and fees, and changes in generally accepted accounting principles in the United States or other countries in which we operate.

An adverse change that impacts our tax position could negatively impact our operating results. In addition, we are the recipient of tax incentives that provide that certain income earned by our subsidiary in Malaysia is subject to a tax holiday for a limited period of time under the laws of that country. This Malaysian tax holiday subject to expiration in August 2016 and we are in the process of applying for an extension of this tax holiday. Our ability to realize benefits from tax initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction. In addition, although we have successfully received tax holiday extensions in the past, there can be no assurance that future extensions will be granted. If we are not able to extend our Malaysian tax holiday, our total tax paid on a consolidated would be materially increased.

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

     As of November 1, 2015, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Separation and General Release Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: December 10, 2015