Form 10-Q
period 2016-01-31
FINISAR CORP
filed 2016-03-10
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended January 31, 2016
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

     At March 4, 2016, there were 107,530,122 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended January 31, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	January 31, 2016	May 3, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268,330	$197,443
Short-term investments	262,726	292,748
Accounts receivable, net of allowance for doubtful accounts of $790 at January 31, 2016 and $1,136 at May 3, 2015	241,384	213,234
Accounts receivable, other	41,933	40,650
Inventories	262,591	283,670
Prepaid expenses and other current assets	25,316	36,518
Total current assets	1,102,280	1,064,263
Property, equipment and improvements, net	342,818	315,777
Purchased intangible assets, net	20,686	27,188
Goodwill	106,736	106,736
Minority investments	3,692	2,847
Other assets	21,516	35,071
Total assets	$1,597,728	$1,551,882
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,240	$131,510
Accrued compensation	32,908	24,918
Other accrued liabilities	45,492	39,239
Deferred revenue	11,933	9,850
Total current liabilities	221,573	205,517
Long-term liabilities:
Convertible debt, net of current portion	228,561	221,406
Other non-current liabilities	21,765	21,166
Total liabilities	471,899	448,089
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at January 31, 2016 and May 3, 2015	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 107,521,255 shares and 104,131,817 shares issued and outstanding at January 31, 2016 and May 3, 2015, respectively	108	104
Additional paid-in capital	2,593,587	2,551,114
Accumulated other comprehensive (loss) income	(41,701)	861
Accumulated deficit	(1,426,165)	(1,448,286)
Total stockholders' equity	1,125,829	1,103,793
Total liabilities and stockholders' equity	$1,597,728	$1,551,882
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 25, 2015	January 31, 2016	January 25, 2015

Revenues	$309,206	$306,283	$944,372	$930,902
Cost of revenues	219,836	221,173	674,593	659,183
Amortization of acquired developed technology	1,630	1,435	4,500	4,305
Impairment of long-lived assets	—	5,722	1,071	5,722
Gross profit	87,740	77,953	264,208	261,692
Operating expenses:
Research and development	49,840	48,782	153,220	150,973
Sales and marketing	11,899	10,925	34,997	34,377
General and administrative	14,875	14,062	46,269	57,553
Amortization of purchased intangibles	668	737	2,004	2,235
Impairment of long-lived assets	—	45	830	45
Total operating expenses	77,282	74,551	237,320	245,183
Income from operations	10,458	3,402	26,888	16,509
Interest income	709	321	1,543	1,275
Interest expense	(2,933)	(2,685)	(8,733)	(8,685)
Other income (expense), net	1,968	2,050	3,294	57
Income before income taxes	10,202	3,088	22,992	9,156
Provision for (benefit from) income taxes	(1,882)	1,409	871	4,596
Net income	$12,084	$1,679	$22,121	$4,560
Net income per share:
Basic	$0.11	$0.02	$0.21	$0.05
Diluted	$0.11	$0.02	$0.20	$0.04
Shares used in computing net income per share:
Basic	107,180	103,563	106,367	100,475
Diluted	108,128	105,990	108,488	103,825

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	January 31, 2016	January 25, 2015	January 31, 2016	January 25, 2015
Net income	$12,084	$1,679	$22,121	$4,560
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(9,866)	(18,700)	(42,562)	(21,443)
Total other comprehensive income (loss), net of tax	(9,866)	(18,700)	(42,562)	(21,443)
Total comprehensive income (loss)	$2,218	$(17,021)	$(20,441)	$(16,883)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	January 31, 2016	January 25, 2015
Operating activities
Net income	$22,121	$4,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,829	61,934
Amortization of intangible assets	6,503	6,539
Amortization of debt issuance costs	462	534
Stock-based compensation expense	35,677	34,194
Loss (gain) on sale or retirement of assets and asset disposal group	(496)	704
Impairment of long-lived assets	1,901	5,767
Equity in earnings of equity method investment	(950)	(530)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	7,156	6,819
Changes in operating assets and liabilities:
Accounts receivable	(28,150)	15,356
Inventories	(1,786)	(31,452)
Other assets	10,507	(18,432)
Accounts payable	(270)	4,409
Accrued compensation	3,453	(11,748)
Other accrued liabilities	4,996	920
Deferred revenue	4,044	(5,081)
Net cash provided by operating activities	128,997	74,493
Investing activities
Additions to property, equipment and improvements	(99,514)	(106,189)
Net proceeds from sale of property and equipment and asset disposal group	799	42
Purchases of short-term investments	(185,821)	(320,453)
Maturities of short-term investments	215,542	240,000
Acquisition, net of cash acquired	—	(2,728)
Net cash used in investing activities	(68,994)	(189,328)
Financing activities
Repayments of term loans	(216)	(306)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	11,100	10,384
Net cash provided by financing activities	10,884	10,078
Net increase (decrease) in cash and cash equivalents	70,887	(104,757)
Cash and cash equivalents at beginning of period	197,443	303,101
Cash and cash equivalents at end of period	$268,330	$198,344
Supplemental disclosure of cash flow information
Cash paid for interest	$1,314	$2,330
Cash paid for taxes	$7,127	$4,304
Supplemental disclosure of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$—	$40,015

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 31, 2016 and for the three and nine month periods ended January 31, 2016 and January 25, 2015 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of January 31, 2016, its operating results for the three and nine month periods ended January 31, 2016 and January 25, 2015, and its cash flows for the nine month periods ended January 31, 2016 and January 25, 2015. Operating results for the three and nine month periods ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 1, 2016. The condensed consolidated balance sheet as of May 3, 2015 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2015.
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

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	January 31, 2016	January 25, 2015	January 31, 2016	January 25, 2015
Numerator:
Net income	$12,084	$1,679	$22,121	$4,560
Numerator for basic net income per share	12,084	1,679	22,121	4,560
Numerator for diluted net income per share	$12,084	$1,679	$22,121	$4,560
Denominator:
Denominator for basic net income per share - weighted average shares	107,180	103,563	106,367	100,475
Effect of dilutive securities:
Stock options and restricted stock units	948	2,427	2,121	3,350
Dilutive potential common shares	948	2,427	2,121	3,350
Denominator for diluted net income per share	108,128	105,990	108,488	103,825
Net income per share:
Basic	$0.11	$0.02	$0.21	$0.05
Diluted	$0.11	$0.02	$0.20	$0.04
The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
(in thousands)	January 31, 2016	January 25, 2015	January 31, 2016	January 25, 2015
Stock options and restricted stock units	5,287	1,170	3,124	1,062
5.0% Convertible Senior Notes due 2029	—	—	—	2,513
0.50% Convertible Senior Notes due 2033 (1)	—	—	—	—
	5,287	1,170	3,124	3,575
_______________
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.

4. Inventories

Inventories consist of the following:	As of
(in thousands)	January 31, 2016	May 3, 2015
Raw materials	$54,977	$57,757
Work-in-process	133,324	146,773
Finished goods	74,290	79,140
Total inventories	$262,591	$283,670

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

The Company's investments in fixed income securities as of January 31, 2016 and May 3, 2015 were as follows:

	January 31, 2016				May 3, 2015
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Certificates of deposit	$262,726	$—	$—	$262,726	$292,748	$—	$—	$292,748
Total	$262,726	$—	$—	$262,726	$292,748	$—	$—	$292,748
Reported as:
Short-term investments	$262,726	$—	$—	$262,726	$292,748	$—	$—	$292,748
Total	$262,726	$—	$—	$262,726	$292,748	$—	$—	$292,748

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During the three and nine month periods ended January 31, 2016 and January 25, 2015, there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of January 31, 2016, the remaining debt discount amortization period was 34 months.

As of January 31, 2016, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(30,189)
Net carrying amount of the liability component	$228,561
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended	Nine Months Ended
(in thousands, except percentages)	January 31, 2016	January 31, 2016
Contractual interest expense	$324	$972
Amortization of the debt discount	2,411	7,156
Amortization of issuance costs	154	462
Total interest cost	$2,889	$8,590
Effective interest rate on the liability component	4.87%	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Nine Months Ended
(in thousands)	January 31, 2016
Beginning balance at May 3, 2015	$6,451
Additions during the period based on product sold	7,431
Change in estimates	(752)
Settlements and expirations	(2,528)
Ending balance at January 31, 2016	$10,602

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of January 31, 2016 and May 3, 2015 were as follows:

	January 31, 2016					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—	$—	$196	$196	$—	$—	$196
Certificates of deposit	262,726	—	262,726	—	262,726	292,748	—	292,748	—	292,748
Total	$262,726	$—	$262,726	$—	$262,726	$292,944	$196	$292,748	$—	$292,944

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in three privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of January 31, 2016, the carrying value of the Company's minority investments in these privately held companies was $3.7 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of January 31, 2016 and May 3, 2015 were as follows:

	January 31, 2016					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	228,561	237,403	—	—	237,403	221,406	264,364	—	—	264,364

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
Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between

December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages has been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On January 22, 2016, Finisar filed a petition for panel rehearing in part. The panel has not yet ruled on the petition, and hence the case remains in the Ninth Circuit.
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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of January 31, 2016. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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
During the three and nine month periods ended January 25, 2015, the Company paid $27,702 and $112,519, respectively, in cash compensation to Mr. Guy Gertel's company. In addition, during the first quarter of fiscal 2015, the Company granted to Mr. Guy Gertel, for no additional consideration, 2,305 restricted stock units with a fair market value of $45,132, which vest as follows: 25% on June 23, 2015 and an additional 25% on each of the next three anniversaries thereafter, to be fully vested on June 23, 2018, subject to Mr. Guy Gertel continuing to provide services to Finisar.
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

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Datacom revenue	$219,277	$234,361	$(15,084)	(6)%
Telecom revenue	89,929	71,922	18,007	25%
Total revenues	$309,206	$306,283	$2,923	1%

Revenues (by market application)	Nine Months Ended
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Datacom revenue	$686,328	$691,498	$(5,170)	(1)%
Telecom revenue	258,044	239,404	18,640	8%
Total revenues	$944,372	$930,902	$13,470	1%

The decreases in datacom revenue primarily reflect a decline in average selling prices of datacom products. The increases in telecom revenue were primarily due to an increase in market demand for our 10 Gbps tunable transceivers and WSS products.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$1,630	$1,435	$195	14%
Nine months ended	$4,500	$4,305	$195	5%

The increases were due to start of amortization for certain in-process R&D intangible assets related to our u2t acquisition as a result of completing related development projects.

Impairment of Long-Lived Assets
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$—	$5,767	$(5,767)	(100)%
Nine months ended	$1,901	$5,767	$(3,866)	(67)%

During the first quarter of fiscal 2016 and the third quarter of fiscal 2015, we recorded charges of $1.9 million and $5.8 million, respectively, for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$87,740	$77,953	$9,787	13%
As a percentage of revenues	28%	25%
Nine months ended	$264,208	$261,692	$2,516	1%
As a percentage of revenues	28%	28%

The increase in gross margin for the three month periods is primarily due to long-lived impairment charge described above.

Research and Development Expenses
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$49,840	$48,782	$1,058	2%
Nine months ended	$153,220	$150,973	$2,247	1%

The increases were primarily due to increases in employee compensation related expenses.

Sales and Marketing Expenses
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$11,899	$10,925	$974	9%
Nine months ended	$34,997	$34,377	$620	2%

The increases were primarily due to an increase in marketing product samples as we expand our product offering and customer base.

General and Administrative Expenses
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$14,875	$14,062	$813	6%
Nine months ended	$46,269	$57,553	$(11,284)	(20)%

The increase for the three month periods was primarily due to an increase in employee compensation related expenses. The decrease for the nine month periods was primarily due to a $11.0 million charge related to the settlement of a patent litigation during the second quarter of fiscal 2015.

Amortization of Purchased Intangibles
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$668	$737	$(69)	(9)%
Nine months ended	$2,004	$2,235	$(231)	(10)%

The decreases were due to the roll-off of amortization of certain intangible assets related to our prior acquisition.

Interest Income
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$709	$321	$388	121%
Nine months ended	$1,543	$1,275	$268	21%

The increases were primarily due to fluctuations in interest rates.

Interest Expense
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$2,933	$2,685	$248	9%
Nine months ended	$8,733	$8,685	$48	1%

The increases were primarily due to amortization of the debt discount on our 2033 Notes.

Other Income (Expense), Net
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$1,968	$2,050	$(82)	(4)%
Nine months ended	$3,294	$57	$3,237	5,679%

The increase for the nine month periods was primarily due to foreign currency exchange gains.

Provision for (Benefit from) Income Taxes
(in thousands, except percentages)	January 31, 2016	January 25, 2015	Change	% Change
Three months ended	$(1,882)	$1,409	$(3,291)	(234)%
Nine months ended	$871	$4,596	$(3,725)	(81)%

The decreases were primarily due to a change in the mix of pre-tax income into jurisdictions with lower effective tax rate.

Liquidity and Capital Resources

	Nine Months Ended
(in millions)	January 31, 2016	January 25, 2015
Net cash provided by operating activities	$129.0	$74.5
Net cash used in investing activities	$(69.0)	$(189.3)
Net cash provided by financing activities	$10.9	$10.1

Operating Cash Flows
Net cash provided by operating activities in the nine months ended January 31, 2016 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $114.1 million. Net cash provided by operating activities in the nine months ended January 25, 2015 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $116.0 million, and a $46.0 million increase in working capital primarily related to increases in inventory. Inventory increased by $31.5 million due to an increase in purchases to support the increased sales level.

Investing Cash Flows
Net cash used in investing activities in the nine month period ended January 31, 2016 primarily consisted of expenditures for capital assets. Net cash used in investing activities in the nine month period ended January 25, 2015 primarily consisted of net purchases of short-term investments and expenditures for capital assets.

Financing Cash Flows
Net cash provided by financing activities in the nine month periods ended January 31, 2016 and January 25, 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At January 31, 2016, our principal sources of liquidity consisted of approximately $531 million of cash and cash equivalents and short-term investments, of which approximately $123 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At January 31, 2016 and May 3, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended January 31, 2016.

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

Our quarterly operating results have varied significantly due to a number of factors, including:

•	fluctuation in demand for our products;

•	the timing of new product introductions or enhancements by us and our competitors;

•	the level of market acceptance of new and enhanced versions of our products;

•	the timing of acquisitions that we have undertaken;

•	the timing or cancellation of large customer orders;

•	the length and variability of the sales cycle for our products;

•	pricing policy changes by us and our competitors and suppliers;

•	the availability of development funding and the timing of development revenue;

•	changes in the mix of products sold;

•	increased competition in product lines, and competitive pricing pressures; and

•	the evolving and unpredictable nature of the markets for products incorporating our optical components and subsystems.

We expect that our operating results will continue to fluctuate in the future as a result of these factors and a variety of other factors, including:

•	fluctuations in manufacturing yields;

•	the emergence of new industry standards;

•	failure to anticipate changing customer product requirements;

•	the loss or gain of important customers;

•	product obsolescence; and

•	the amount of research and development expenses associated with new product introductions.

Our operating results could also be harmed by:

•	adverse changes in economic conditions in various geographic areas where we or our customers do business;

•	acts of terrorism and international conflicts or domestic crises;

•	other conditions affecting the timing of customer orders or our ability to fill orders of customers subject to export control or U.S. economic sanctions; or

•	a downturn in the markets for our customers' products, particularly the data storage and networking and telecommunication components markets.

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

•	unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses;

•	certification requirements;

•	environmental regulations;

•	fluctuations in foreign currency exchange rates;

•	inadequate protection of intellectual property rights in some countries;

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2015, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $3.7 million of such equity investments remaining on our balance sheet as of January 31, 2016 in future periods.

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

An adverse change that impacts our tax position could negatively impact our operating results. In addition, we are the recipient of tax incentives that provide that certain income earned by our subsidiary in Malaysia is subject to a tax holiday for a limited period of time under the laws of that country. This Malaysian tax holiday subject to expiration in August 2021. Our ability to realize benefits from tax initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction. In addition, although we have successfully received tax holiday extensions in the past, there can be no assurance that future extensions will be granted. If we are not able to extend a tax holiday, our total tax paid on a consolidated would be materially increased.

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

     As of January 31, 2016, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

10.1
Tenth Amendment to lease agreement by and between Registrant (as successor in interest to GenOA Corporation) and Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000

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

Dated: March 10, 2016