Form 10-K
period 2016-05-01
FINISAR CORP
filed 2016-06-17
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 1, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒
As of November 1, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $905 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Stock Market on October 30, 2015 of $11.37 per share. Shares of common stock held by officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 10, 2016, there were 107,706,776 shares of the registrant’s common stock, $.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders are incorporated by reference in Part III hereof.

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 1, 2016

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

Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-terabit per second, or Tbps, bandwidths using up to 100 or more wavelengths on the same fiber.

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

Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products, including lasers and photo-detectors, and we utilize our internal engineering teams to design integrated circuits, or ICs. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Juniper, Nokia, and QLogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

•
Continue to Strengthen Our Lower-Cost Manufacturing Capabilities.  We believe that new markets can be created by the introduction of new, lower-cost, high value-added products. We achieve lower product costs through the introduction of new technologies, product design and market presence. Our in-house, lower-cost manufacturing resources are also a key factor in our ability to offer a lower-cost product solution. We have established our own manufacturing facilities in Ipoh, Malaysia and Wuxi, China in order to take advantage of lower-cost labor while protecting access to our intellectual property and know-how. In addition, access to critical underlying component technologies, such as our laser, detector, and IC design and development capabilities, enables us to accelerate our product development efforts to be able to introduce new, low cost products more quickly. We continue to seek ways to lower our production costs through improved product design, improved manufacturing and testing processes and increased vertical integration.

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

For data communication applications that rely on the Fibre Channel standard, we currently provide a wide range of optical subsystems for transmission applications at 1 to 16 Gbps. For data communication applications that rely on the Ethernet standard, we provide a broad range of optical subsystems for transmitting signals at 1 to 100 Gbps using the SFP, SFP+, XFP, X2, QSFP, QSFP28, CXP, CFP, CFP2, CFP4, and proprietary form factors. For OTN and SONET/SDH-based telecommunication applications, we supply optical subsystems that are capable of transmitting at 0.155, 0.622, 2.5, 10, 40,100, and 200 Gbps.

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

Customers

Our revenues are principally derived from sales of optical subsystems and components to a broad base of OEMs, distributors, end customers, and system integrators. Sales of products for data communication applications represented 74%, 75%, and 71% of our total revenues in fiscal 2016, 2015, and 2014, respectively. Sales of products for telecommunication applications represented 26%, 25%, and 29% of our total revenues in fiscal 2016, 2015, and 2014, respectively.

Sales to our ten largest customers represented 56%, 55%, and 58% of our total revenues during fiscal 2016, 2015, and 2014, respectively. Two customers, Cisco Systems and Huawei, represented more than 10% of our total revenues during fiscal 2016. One customer, Cisco Systems, represented more than 10% of our total revenues during fiscal 2015 and 2014. No other customer accounted for more than 10% of our total revenues in any of these years.

Technology

The development of high quality optical subsystems and components for high-speed communications requires multidisciplinary expertise in the following technology areas:

High Frequency Integrated Circuit Design.  Our optical subsystems development efforts are supported by an engineering team that specializes in analog/digital IC design. This group utilizes semiconductor technologies such as silicon complementary-metal-oxide-semiconductor, or Si CMOS, and silicon germanium bipolar CMOS, or SiGe BiCMOS, to design high-speed, high performance proprietary ICs such as laser drivers, receiver pre-and post-amplifiers, and microprocessors. These proprietary ICs are incorporated across our transceiver and transponder product portfolio at data rates from 1 to 100 Gbps. We also design the advanced LCoS controller ICs for our WSS and ROADM linecard products. Our internally developed ICs provide significant cost and performance advantages throughout our current product portfolio. Our in-house IC design capabilities are critical to our ongoing development of future products with even faster data rates, higher performance, and lower cost.

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

Competition in the market for optical subsystems and components varies by market segment. Our principal competitors for optical transceivers sold for data communication applications include Foxconn, Lumentum Holdings (former communications and optical products business of JDS Uniphase), Oclaro, and Sumitomo. Our principal competitors for optical transceivers sold for telecommunication applications include Lumentum, Oclaro, and Sumitomo. Our principal competitors for WSS ROADM products include CoAdna, Lumentum, Oplink, and Nistica. We believe we compete favorably with our competitors with respect to most of the foregoing factors based, in part, upon our broad product line, our sizeable installed base, our significant vertical integration, and our lower-cost manufacturing facilities in Ipoh, Malaysia and Wuxi, China.

Sales, Marketing and Technical Support

For sales of our optical subsystems and components, we utilize a direct sales force augmented by four world-wide distributors, 11 international distributors, three domestic distributors, 17 domestic manufacturers’ representatives, and six international manufacturers’ representatives. Our direct sales force maintains close contact with our customers and provides technical support to our manufacturers’ representatives. In our international markets, our direct sales force works with local resellers who assist us in providing support and maintenance in the territories they cover.

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

Manufacturing

We manufacture our optical subsystems at our production facility in Ipoh, Malaysia. This facility consists of 640,000 square feet, of which 240,000 square feet is suitable for clean room operations. We also conduct a portion of our new product introduction operations at our Ipoh facility. In 2012, we entered into a 50-year lease for 550,000 square feet of land in Wuxi, China, where we built a 800,000 square feet facility. At this facility, we manufacture tunable and parallel transceivers, WSS components, ROADM line cards, passive optical components, coherent receivers, and high-end optical subassemblies used in VCSELs and detectors. We manufacture WSS products at our 100,000 square feet facility in Sydney, Australia and certain telecommunication products at our 64,000 square feet facility in Horsham, Pennsylvania. We continue to conduct a substantial portion of our new product introduction activities at our Sunnyvale, California, Horsham, Pennsylvania, Sydney, Australia, and Shanghai, China facilities. In Sunnyvale, we also conduct supply chain management for certain components as well as quality assurance and documentation control operations. We maintain an international purchasing office in Shenzhen, China. We conduct wafer fabrication operations for the manufacture of VCSELs used in short wavelength transceiver products at our facility in Allen, Texas. We conduct wafer fabrication operations for the manufacture of long wavelength FP and DFB lasers at our facility in Fremont, California. We conduct wafer fabrication operations for the manufacturing of tunable lasers and photonic integrated circuits, or PICs, at our facility in Jarfalla, Sweden. We manufacture high speed optical receivers and photodetectors at our facility in Berlin, Germany. We expect to continue to use contract manufacturers for a portion of our manufacturing needs, primarily printed circuit board assemblies.

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

Research and Development

In fiscal 2016, 2015 and 2014, our research and development expenses were $203.4 million, $202.1 million, and $183.4 million, respectively. We believe that our future success depends on our ability to continue to enhance the performance and reduce the cost of our existing products and to develop new products that maintain technological and business competitiveness. We focus our product development activities on addressing the evolving needs of our customers within the data communication and telecommunication markets. We also seek opportunities to leverage the technical and product competencies created for our core markets to develop products for other applications, especially products using active optical components that we design and manufacture. We work closely with our customers to monitor changes in the marketplace. We design our products around current industry standards and will continue to support emerging standards that are consistent with our product strategy. Our research and development groups are aligned with our various product lines, and we also have specific groups devoted to ASIC design and test, subsystem design, and software design. Our product development operations include the active involvement of our manufacturing engineers who examine each product for its manufacturability, predicted reliability, expected lifetime, and manufacturing costs.

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

Intellectual Property

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We currently own approximately 2,002 issued U.S. and foreign patents and have approximately 405 pending U.S. and foreign patent applications. We cannot assure that any patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or to deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. We have been involved in extensive litigation to enforce certain of our patents and are currently engaged in such litigation. Additional litigation may be necessary in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

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

Employees

As of May 1, 2016, we employed approximately 13,400 full-time employees and contractors, of whom approximately 1,000 were located in the United States and approximately 11,200 were located at our production facilities in Ipoh, Malaysia, and Wuxi, China. We also, from time to time, employ part-time employees. Our employees are not represented by any union, and we have never experienced a work stoppage. Certain of our employees in our Sydney, Australia facility are subject to a collective agreement not involving a union. In addition, we have a works council in our Berlin, Germany facility. We believe that there is a positive employee relations environment within our company.

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

The end markets for optical products have experienced significant industry consolidation during the past few years while the industry that supplies these customers has experienced less consolidation. As a result, the markets for optical subsystems and components are highly competitive. Our current competitors include a number of domestic and international companies, many of which have substantially greater financial, technical, marketing and distribution resources and brand name recognition than we have. Increased consolidation in our industry, should it occur, will reduce the number of our competitors but would be likely to further strengthen surviving industry participants. We may not be able to compete successfully against either current or future competitors. Companies competing with us may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances and may be able to react quicker to changing customer requirements and expectations. There is also the risk that network systems vendors may re-enter the subsystem market and begin to manufacture the optical subsystems incorporated in their network systems. Increased competition could result in significant price erosion, reduced revenue, lower margins or loss of market share, any of which would significantly harm our business. Our principal competitors for data communication applications include Foxconn, Lumentum and Oclaro. Our principal competitors for telecommunication applications include Lumentum, Oclaro, Sumitomo and Acacia Communications. Our competitors continue to introduce improved products and we will have to do the same to remain competitive.

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

The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate prediction of technological and market trends. The introduction of new products also requires significant investment to ramp up production capacity, for which benefit will not be realized if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of the new product introduction. We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. Further, we cannot assure you that our new products will gain market acceptance or that we will be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Many of these factors are beyond our control. Any failure to respond to technological change would significantly harm our business.

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

The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers. Recent consolidation of portions of our customer base, including telecommunication systems manufacturers, and potential future consolidation, may have a material adverse impact on our business. Our dependence on large orders from a relatively small number of customers makes our relationship with each customer critically important to our business. We cannot assure you that we will be able to retain our major customers, attract additional customers, or that our customers will be successful in selling their products that incorporate our products. We have in the past experienced delays and reductions in orders from some of our major customers. In addition, our customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Expense reduction measures that we have implemented over the past several years, and additional action we are taking to reduce costs, may adversely affect our ability to introduce new and improved products which may, in turn, adversely affect our relationships with some of our key customers. Further, some of our customers may in the future shift their purchases of products from us to our competitors or to joint ventures between these customers and our competitors, or may in certain circumstances produce competitive products themselves. The loss of one or more of our major customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.

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

We are exposed to foreign exchange risks. Foreign currency fluctuations may affect both our revenues and our costs and expenses and significantly affect our operating results. More than 95% of our sales worldwide are denominated in U.S. dollars. If there is a significant devaluation of the currency in a specific country relative to the dollar, the prices of our products will increase relative to that country's currency, our products may be less competitive in that country and our revenues may be adversely affected.

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

In addition to our combination with Optium in August 2008 and our acquisitions of Ignis in May 2011, Red-C in July 2012 and u2t Photonics AG ("u2t") in January 2014, we have completed the acquisition of 11 privately-held companies and certain businesses and assets from seven other companies since October 2000. We continue to review opportunities to acquire other businesses, product lines or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities, or that may otherwise offer growth opportunities, and we from time to time make proposals and offers, and take other steps, to acquire businesses, products and technologies.

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

Not all of our past acquisitions have been successful. In the past, we have subsequently sold some of the assets acquired in prior acquisitions, discontinued product lines and closed acquired facilities. As a result of these activities, we incurred significant restructuring charges and charges for the write-down of assets associated with those acquisitions. Through fiscal 2016, we have written off all of the goodwill associated with our past acquisitions with the exception of the recently completed acquisitions of Ignis, Red-C and u2t. We cannot assure you that we will be successful in overcoming problems encountered in connection with our past acquisitions or potential future acquisitions, and our inability to do so could significantly harm our business. In addition, to the extent that the economic benefits associated with our past acquisitions or any of our future acquisitions diminish in the future, we may be required to record additional write downs of goodwill, intangible assets or other assets associated with such acquisitions, which would adversely affect our operating results.

We have made and may continue to make strategic investments which may not be successful, may result in the loss of all or part of our invested capital and may adversely affect our operating results.

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2016, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $4.1 million of such equity investments remaining on our balance sheet as of May 1, 2016 in future periods.

Our ability to utilize certain net operating loss carryforwards and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code.

As of May 1, 2016, we had net operating loss, or NOL, carryforward amounts of approximately $377.1 million, $25.5 million and $48.2 million for U.S. federal, state and foreign income tax purposes, respectively, and tax credit carryforward amounts of approximately $31.8 million and $24.4 million for U.S. federal and state income tax purposes, respectively. The federal and state tax credit carryforwards will expire at various dates beginning in 2017 through 2035, and $824,000 of such carryforwards will expire in the next five years. The federal and state NOL carryforwards will expire at various dates beginning in 2017 through 2035, and $9.3 million of such carryforwards will expire in the next five years. Utilization of these NOL and tax credit carryforward amounts may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. Such an annual limitation could result in the expiration of the NOL and tax credit carryforward amounts before utilization. Due to uncertainty regarding the timing and extent of our future profitability, we continue to record a valuation allowance to offset our U.S. deferred tax assets (representing future income tax benefits associated with our operating losses) because we do not currently believe it is more likely than not these assets will be realized.

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

An adverse change that impacts our tax position could negatively impact our operating results. In addition, we are the recipient of tax incentives that provide that certain income earned by our subsidiary in Malaysia is subject to a tax holiday for a limited period of time under the laws of that country. This Malaysian tax holiday subject to expiration in August 2021. Our ability to realize benefits from tax initiatives could be materially affected if, among other things, applicable requirements are not met, the incentives are substantially modified, or if we incur losses for which we cannot take a deduction. In addition, although we have successfully received tax holiday extensions in the past, there can be no assurance that future extensions will be granted. If we are not able to extend a tax holiday, our total tax paid on a consolidated basis would be materially increased.

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

As of May 1, 2016, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

None.

Item 2.    Properties

Our principal facilities are located in California, Pennsylvania, Texas, Malaysia and China.

Information regarding our properties as of May 1, 2016 is as follows:

Location	Use	Size
		(Square Feet)
Owned
Wuxi, China	Manufacturing operations	800,000
Ipoh, Malaysia	Manufacturing operations	640,000
Shenzhen, China	Administrative operations	50,000
Daejeon, Korea	Research and development	12,800
Leased
Wuxi, China	Manufacturing operations	550,000
Shanghai, China	Research and development, general and administrative, and limited manufacturing operations	180,000
Allen, Texas	Wafer fabrication operations. A portion of this facility is currently subleased.	160,000
Sydney, Australia	Manufacturing, research and development and administrative operations	100,000
Fremont, California	Research and development and manufacturing operations	121,000
Sunnyvale, California	Corporate headquarters, research and development, sales and marketing, general and administrative and limited manufacturing operations	92,000
Horsham, Pennsylvania	Manufacturing, research and development, sales and administration, executive offices	64,000
Holon, Israel	Research and development and manufacturing operations	34,000
Jarfalla, Sweden	Wafer fabrication operations and research and development	26,000
Berlin, Germany	Research and development and manufacturing operations	22,000
Hyderabad, India	Information technology support center	22,000
Singapore	Research and development	16,000
Eugene, Oregon	Research and development and manufacturing operations	9,000
Champaign, Illinois	Research and development	3,000

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

Since our initial public offering on November 11, 1999, our common stock has traded on the NASDAQ Stock Market under the symbol “FNSR.” The following table sets forth the range of high and low sales prices of our common stock for the periods indicated:

	High	Low
Fiscal 2016 Quarter Ended:
May 1, 2016	$19.00	$12.19
January 31, 2016	$14.97	$11.11
November 1, 2015	$17.79	$10.66
August 2, 2015	$23.14	$16.86
Fiscal 2015 Quarter Ended:
May 3, 2015	$23.24	$18.14
January 25, 2015	$19.85	$15.88
October 26, 2014	$20.68	$14.39
July 27, 2014	$26.87	$19.20

According to records of our transfer agent, we had 230 stockholders of record as of June 10, 2016 and we believe there is a substantially greater number of beneficial holders. We have never declared or paid dividends on our common stock and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.	Selected Financial Data
You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes thereto included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended May 1, 2016, May 3, 2015 and April 27, 2014 and the balance sheet data as of May 1, 2016 and May 3, 2015 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this report. The statement of operations data set forth below for the fiscal years ended April 28, 2013 and April 30, 2012 and the balance sheet data as of April 27, 2014, April 28, 2013, and April 30, 2012 are derived from our audited consolidated financial statements not included in this report.

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014	April 28, 2013	April 30, 2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,263,166	$1,250,944	$1,156,833	$934,335	$952,579
Consolidated net income (loss)	$35,193	$11,887	$111,537	$(8,095)	$43,014
Net income (loss) per share attributable to Finisar Corporation common stockholders:
Basic	$0.33	$0.12	$1.16	$(0.06)	$0.47
Diluted	$0.32	$0.11	$1.09	$(0.06)	$0.46
Balance Sheet Data:
Total assets	$1,646,989	$1,551,882	$1,497,546	$1,007,847	$969,427
Long-term portion of convertible notes	$231,011	$221,406	$252,268	$40,015	$40,015

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

•
Results of Operations.  This section provides analysis of the Company’s results of operations for the three fiscal years period ended May 1, 2016. A brief description is provided of transactions and events that impact comparability of the results being analyzed.

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

Business Overview

We are a leading provider of optical subsystems and components that are used in data communication and telecommunication applications. Our optical subsystems consist primarily of transmitters, receivers, transceivers, transponders and active optical cables, which provide the fundamental optical-electrical or optoelectronic interface for interconnecting the electronic equipment used in these networks, including the switches, routers, and servers used in wireline networks as well as the antennas and base stations used in wireless networks. These products rely on the use of semiconductor lasers and photodetectors in conjunction with integrated circuits and novel optoelectronic packaging to provide a cost-effective means for transmitting and receiving digital signals over fiber optic cable at speeds ranging from less than 1 gigabit per second, or Gbps, to more than 100 Gbps, over distances of less than 10 meters to more than 2,000 kilometers, using a wide range of network protocols and physical configurations. We supply optical transceivers and transponders that allow point-to-point communications on a fiber using a single specified wavelength or, bundled with multiplexing technologies, can be used to supply multi-terabit per second, or Tbps, bandwidths using up to 100 or more wavelengths on the same fiber.

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

Our manufacturing operations are vertically integrated and we produce many of the key components used in making our products, including lasers and photo-detectors, and we utilize our internal engineering teams to design integrated circuits. We also have internal assembly and test capabilities that make use of internally designed equipment for the automated testing of our optical subsystems and components.

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Juniper, Nokia, and QLogic, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Critical Accounting Policies
The preparation of our financial statements and related disclosures require that we make estimates, assumptions and judgments that can have a significant impact on our revenue and operating results, as well as on the value of certain assets and contingent liabilities on our balance sheet. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. See below for more information about these critical accounting policies. We believe there have been no material changes to our critical accounting policies during the fiscal year ended May 1, 2016 compared to prior years.

Revenue Recognition, Warranty and Sales Returns
We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed to the customer, generally upon shipment, the price is fixed or determinable and collectability is reasonably assured. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. Our standard warranty period usually extends 12 months from the date of sale, although it can extend for longer periods of three to five years for certain products sold to certain customers. Our warranty accrual represents our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that our warranty accrual is adequate and that the judgment applied is appropriate, such amounts estimated to be incurred could differ materially from what actually transpire in the future. If our actual warranty costs are greater than the accrual, costs of revenue will increase in the future. We also provide an allowance for estimated customer returns, which is netted against revenue. This provision is based on our historical returns, analysis of credit memo data and our return policies. If the historical data used by us to calculate the estimated sales returns does not properly reflect future returns, revenue could be reduced in the future.

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
Results of Operations
Comparison of Fiscal Years Ended May 1, 2016 and May 3, 2015
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	May 1, 2016	May 3, 2015	Change	% Change
Datacom revenue	$929,247	$933,455	$(4,208)	—%
Telecom revenue	333,919	317,489	16,430	5%
Total revenues	$1,263,166	$1,250,944	$12,222	1%

The decrease in datacom revenue primarily reflects a decline in average selling prices of datacom products. The increase in in telecom revenue was primarily due to an increase in market demand for our 10 Gbps tunable transceivers and WSS products.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Amortization of acquired developed technology	$6,129	$5,739	$390	7%

The increase was primarily due to the start of amortization for certain in-process R&D intangible assets related to our acquisition of u2t as a result of completing related development projects during fiscal 2016.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Impairment of long-lived assets	$1,901	$5,767	$(3,866)	(67)%

During the first quarter of fiscal 2016 and the third quarter of fiscal 2015, we recorded $1.9 million and $5.8 million, respectively, of charges for the impairment of long-lived assets (primarily machinery and equipment) due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	May 1, 2016	May 3, 2015	Change	% Change
Gross profit	$354,650	$350,910	$3,740	1%
As a percentage of revenues	28%	28%

The increase in gross profit was primarily due to long-lived assets impairment charges described above.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Research and development expenses	$203,389	$202,089	$1,300	1%

The increase was primarily due to increases in employee compensation related expenses.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Sales and marketing expenses	$46,619	$46,178	$441	1%

The increase was primarily due to an increase in marketing product samples in connection with the expansion of our product offering and customer base.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
General and administrative expenses	$60,117	$72,856	$(12,739)	(17)%

The decrease was primarily due to an $11.0 million charge related to the settlement of patent litigation during the second quarter of fiscal 2015.

Amortization of Purchased Intangibles
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Amortization of purchased intangibles	$2,672	$2,948	$(276)	(9)%

The decrease was due to the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Interest income	$2,345	$1,811	$534	29%

The increase was primarily due to higher cash and short-term investments balances during fiscal 2016 compared to fiscal 2015.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Interest expense	$(11,750)	$(12,022)	$272	(2)%

The decrease was primarily due to the conversion of the 2029 Notes into common stock during October 2014.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Other income (expense), net	$3,213	$4,099	$(886)	(22)%

The decrease was primarily due to higher foreign currency exchange losses in fiscal 2016.

Provision for Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	May 1, 2016	May 3, 2015	Change	% Change
Provision for income taxes	$(362)	$8,795	$(9,157)	(104)%

The decrease was primarily due to a change in the mix of pre-tax income into jurisdictions with lower effective tax rate. The income tax provisions for fiscal 2016 and 2015 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

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

Comparison of Fiscal Years Ended May 3, 2015 and April 27, 2014
Revenues
The following table sets forth the changes in revenues by market application:

	Fiscal Years Ended
(in thousands, except percentages)	May 3, 2015	April 27, 2014	Change	% Change
Datacom revenue	$933,455	$822,048	$111,407	14%
Telecom revenue	317,489	334,785	(17,296)	(5)%
Total revenues	$1,250,944	$1,156,833	$94,111	8%

The increase in datacom revenue was primarily due to an increase in market demand for our 40 Gbps and higher Ethernet transceivers as enterprises upgraded their technology infrastructure driving demand for our products. The decrease in telecom revenue was primarily due to a decline in market demand for our telecom products as a result of sluggish spending by telecom service providers worldwide, partially offset by additional revenues associated with our acquisition of u2t in the fourth quarter of fiscal 2014.

Amortization of Acquired Developed Technology
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Amortization of acquired developed technology	$5,739	$5,061	$678	13%

The increase was primarily due to the amortization of the acquired developed technology related to the u2t acquisition, partially offset by the roll-off of amortization of certain intangible assets related to our prior acquisitions.

Impairment of Long-lived Assets
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Impairment of long-lived assets	$5,767	$—	$5,767	100%

During the third quarter of fiscal 2015, we recorded a $5.8 million charge for the impairment of long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets. No impairment charges were recorded during fiscal 2014.

Gross Profit
	Fiscal Years Ended
(in thousands, except percentages)	May 3, 2015	April 27, 2014	Change	% Change
Gross profit	$350,910	$396,999	$(46,089)	(12)%
As a percentage of revenues	28%	34%

The decrease in gross margin primarily reflected a decline in average selling prices of our products.

Research and Development Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Research and development expenses	$202,089	$183,355	$18,734	10%

The increase was primarily due to increases in employee compensation related expenses, principally as the result of additional hiring related to new product development activities.

Sales and Marketing Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Sales and marketing expenses	$46,178	$46,547	$(369)	(1)%

The decrease was primarily due to reductions in employee compensation related expenses.

General and Administrative Expenses
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
General and administrative expenses	$72,856	$53,214	$19,642	37%

The increase was primarily due to an $11.0 million charge related to the settlement of patent litigation during the second quarter of fiscal 2015 and a non-recurring gain of $6.5 million recognized during the first quarter of fiscal 2014 related to the settlement of stock option litigation.

Amortization of Purchased Intangibles
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Amortization of purchased intangibles	$2,948	$2,468	$480	19%

The increase was due to the amortization of the intangibles related to the u2t acquisition.

Interest Income
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Interest income	$1,811	$1,319	$492	37%

The increase was primarily due to higher cash and short-term investments balances during fiscal 2015 compared to fiscal 2014.

Interest Expense
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Interest expense	$(12,022)	$(5,547)	$(6,475)	117%

The increase was primarily due to the issuance of the 2033 Notes during the third quarter of fiscal 2014.

Other Income (Expense), Net
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Other income (expense), net	$4,099	$7,234	$(3,135)	(43)%

The decrease was primarily due to an $8.2 million gain on divestiture of our majority-owned subsidiary, Finisar Korea, in the fourth quarter of fiscal 2014, partially offset by higher foreign currency exchange gains in fiscal 2015.

Provision for Income Taxes
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Provision for income taxes	$8,795	$2,884	$5,911	205%

The income tax provisions for fiscal 2015 and 2014 primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Non-controlling interest
	Fiscal Years Ended
(in thousands, except percentage)	May 3, 2015	April 27, 2014	Change	% Change
Non-controlling interest	$—	$250	$(250)	(100)%

Non-controlling interest for fiscal 2014 represents minority shareholders' proportionate share of the net loss of our majority-owned subsidiary, Finisar Korea, prior to its divestiture in the fourth quarter of fiscal 2014.

Liquidity and Capital Resources

	Fiscal Years Ended
(in thousands)	May 1, 2016	May 3, 2015	April 27, 2014
Net cash provided by operating activities	$183,600	$113,597	$99,115
Net cash used in investing activities	$(88,618)	$(230,633)	$(359,785)
Net cash provided by financing activities	$6,796	$11,378	$274,695

Cash Flows from Operating Activities
Net cash provided by operating activities in fiscal 2016 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $152.1 million.
Net cash provided by operating activities in fiscal 2015 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $150.9 million, and a $49.2 million increase in working capital primarily related to increases in inventory. Inventory increased by $37.5 million due to increased purchases to support the increased sales level
Net cash provided by operating activities in fiscal 2014 consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $104.4 million, and a $116.8 million increase in working capital primarily related to increases in accounts receivable and inventory, offset by an increase in accounts payable. Accounts receivable increased by $74.2 million primarily due to the increase in revenues during the year. Inventory increased by $62.9 million due to increased purchases to support the increased sales level.

Cash Flows from Investing Activities
Net cash used in investing activities in fiscal 2016 primarily consisted of expenditures of $118.8 million for long-lived assets (property, equipment and improvements) and $261.2 million related to purchases of short-term marketable securities, offset by $290.5 million of proceeds from maturities of short-term marketable securities.
Net cash used in investing activities in fiscal 2015 primarily consisted of expenditures of $149.2 million for long-lived assets (property, equipment and improvements) and $462.9 million related to purchases of short-term marketable securities, offset by $380.3 million of proceeds from maturities of short-term marketable securities
Net cash used in investing activities in fiscal 2014 primarily consisted of expenditures of $130.2 million for long-lived assets (property, equipment and improvements), $209.9 million related to purchases of short-term marketable securities and $21.2 million related to the acquisitions of businesses.
Cash Flows from Financing Activities
Net cash provided by financing activities in fiscal 2016 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Net cash provided by financing activities in fiscal 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Net cash provided by financing activities in fiscal 2014 primarily consisted of $255.0 million of proceeds, net of issuance costs, from the issuance of the 2033 Convertible Senior Notes and $19.1 million of proceeds from the issuance of shares under our employee stock option and stock purchase plans.
Contractual Obligations and Commercial Commitments
Our contractual obligations at May 1, 2016 were as follows (in thousands):

		Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 year	1-3 Years	4-5 Years	5 Years
0.5% Convertible Senior Notes due 2033	$258,750	$—	$258,750	$—	$—
Interest on 2033 Notes (a)	3,396	1,294	2,102	—	—
Other debt	234	62	125	47	—
Interest on other debt	25	8	16	1	—
Operating leases (b)	43,407	10,859	17,693	9,219	5,636
Purchase obligations (c)	150,798	150,798	—	—	—
Total contractual obligations	$456,610	$163,021	$278,686	$9,267	$5,636
_________________

(a)	Includes interest on our 0.50% Convertible Senior Notes due 2033 through December 2018 as we have to right to redeem the notes in whole or in part at any time on or after December 22, 2018.

(b)	Includes operating lease obligations that have been accrued as restructuring charges.

(c)	Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations.

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

Other debt consists of loan obligations of our German subsidiary to a German financial institution with interest at 3.5% per annum. Interest is payable monthly and principal is payable at various dates through December 2019.
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
Sources of Liquidity and Capital Resource Requirements
At May 1, 2016, our principal sources of liquidity consisted of approximately $562 million of cash and cash equivalents and short-term investments, of which approximately $145 million was held by our foreign subsidiaries.
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

Off-Balance-Sheet Arrangements
At May 1, 2016 and May 3, 2015, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
As of May 1, 2016, we had $258.8 million of aggregate principal amount of convertible notes with a fixed interest rate of 0.5% outstanding. The fair value of this debt as of May 1, 2016 was approximately $247.4 million, based on the market price of the notes in the open market as of or close to May 1, 2016. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the convertible notes. We are subject to significant fluctuations in fair market value of the debt due to the volatility of the stock market. We had no variable interest rate debt outstanding which would expose us to interest rate risk.
We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when our ownership interest is less than 20% and we do not have the ability to exercise significant influence. At May 1, 2016, we had an investment in three privately-held companies in the amount of $1.2 million accounted for under the cost method and one privately-held company in the amount of $2.8 million accounted for under the equity method. For such non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets are impaired. No such impairment was recorded in fiscal 2016 and 2015. If our investment in a privately-held company becomes readily marketable upon the company’s completion of an initial public offering or its acquisition by another company, our investment would be subject to significant fluctuations in fair market value due to the volatility of the stock market.
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

FINISAR CORPORATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California
We have audited the accompanying consolidated balance sheet of Finisar Corporation as of May 1, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended May 1, 2016. In connection with our audit of the financial statements, we have audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Finisar Corporation at May 1, 2016 and the results of its operations and its cash flows for the year ended May 1, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finisar Corporation's internal control over financial reporting as of May 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
Sunnyvale, California
We have audited Finisar Corporation's internal control over financial reporting as of May 1, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Finisar Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Item 9A, Management's Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Finisar Corporation maintained, in all material respects, effective internal control over financial reporting as of May 1, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Finisar Corporation as of May 1, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the fiscal year ended May 1, 2016 and our report dated June 17, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California
June 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Finisar Corporation
We have audited the accompanying consolidated balance sheet of Finisar Corporation as of May 3, 2015 and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended May 3, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finisar Corporation at May 3, 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended May 3, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California
June 19, 2015

FINISAR CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 1, 2016	May 3, 2015
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$299,221	$197,443
Short-term investments	263,255	292,748
Accounts receivable, net of allowance for doubtful accounts of $727 at May 1, 2016 and $1,136 at May 3, 2015	249,257	213,234
Accounts receivable, other	44,576	40,650
Inventories	273,291	283,670
Prepaid expenses and other current assets	18,483	36,518
Total current assets	1,148,083	1,064,263
Property, equipment and improvements, net	348,613	315,777
Purchased intangible assets, net	18,388	27,188
Goodwill	106,736	106,736
Minority investments	4,051	2,847
Other assets	21,118	35,071
Total assets	$1,646,989	$1,551,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,591	$131,510
Accrued compensation	36,084	24,918
Other current liabilities	42,206	39,239
Deferred revenue	13,529	9,850
Total current liabilities	233,410	205,517
Long-term liabilities:
Convertible debt	231,011	221,406
Other non-current liabilities	14,882	21,166
Total liabilities	479,303	448,089
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at May 1, 2016 and May 3, 2015	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 107,696,314 shares issued and outstanding at May 1, 2016 and 104,131,817 shares issued and outstanding at May 3, 2015	108	104
Additional paid-in capital	2,605,859	2,551,114
Accumulated other comprehensive (loss) income	(25,188)	861
Accumulated deficit	(1,413,093)	(1,448,286)
Total stockholders' equity	1,167,686	1,103,793
Total liabilities and stockholders’ equity	$1,646,989	$1,551,882

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
	(In thousands, except per share data)
Revenues	$1,263,166	$1,250,944	$1,156,833
Cost of revenues	901,316	888,573	754,773
Amortization of acquired developed technology	6,129	5,739	5,061
Impairment of long-lived assets	1,071	5,722	—
Gross profit	354,650	350,910	396,999
Operating expenses:
Research and development	203,389	202,089	183,355
Sales and marketing	46,619	46,178	46,547
General and administrative	60,117	72,856	53,214
Amortization of purchased intangibles	2,672	2,948	2,468
Impairment of long-lived assets	830	45	—
Total operating expenses	313,627	324,116	285,584
Income from operations	41,023	26,794	111,415
Interest income	2,345	1,811	1,319
Interest expense	(11,750)	(12,022)	(5,547)
Other income (expense), net	3,213	4,099	7,234
Income before income taxes and non-controlling interest	34,831	20,682	114,421
Provision for (benefit from) income taxes	(362)	8,795	2,884
Consolidated net income	35,193	11,887	111,537
Adjust for net loss attributable to non-controlling interest	—	—	250
Net income attributable to Finisar Corporation	$35,193	$11,887	$111,787

Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.33	$0.12	$1.16
Diluted	$0.32	$0.11	$1.09
Shares used in computing net income per share:
Basic	106,678	101,408	95,979
Diluted	108,870	104,970	104,112

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
Consolidated net income	$35,193	$11,887	$111,537
Other comprehensive loss, net of tax:
Change in cumulative foreign currency translation adjustment	(26,049)	(19,164)	(8,500)
Total other comprehensive loss, net of tax	(26,049)	(19,164)	(8,500)
Total comprehensive income (loss)	9,144	(7,277)	103,037
Adjust for comprehensive loss attributable to non-controlling interest, net of tax	—	—	250
Comprehensive income (loss) attributable to Finisar Corporation	$9,144	$(7,277)	$103,287

See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Finisar Stockholders’ Equity	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
			(In thousands, except share data)
Balance at April 28, 2013	93,778,620	$94	$2,350,146	$28,525	$(1,571,960)	$806,805	$5,710	$812,515
Net income (loss)	—	—	—	—	111,787	111,787	(250)	111,537
Other comprehensive loss, net	—	—	—	(8,500)	—	(8,500)	—	(8,500)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,805,276	3	9,290	—	—	9,293	—	9,293
Issuance of shares pursuant to employee stock purchase plan	608,946	—	7,563	—	—	7,563	—	7,563
Share-based compensation expense	—	—	37,966	—	—	37,966	—	37,966
Employer contribution to defined contribution retirement plan	88,823	—	2,228	—	—	2,228	—	2,228
Equity component of senior convertible notes, net of allocated issuance costs	—	—	48,917	—	—	48,917	—	48,917
Sale of controlling interest	—	—	—	—	—	—	(5,460)	(5,460)
Balance at April 27, 2014	97,281,665	97	2,456,110	20,025	(1,460,173)	1,016,059	—	1,016,059
Net income	—	—	—	—	11,887	11,887	—	11,887
Other comprehensive loss, net	—	—	—	(19,164)	—	(19,164)	—	(19,164)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,453,668	3	(754)	—	—	(751)	—	(751)
Issuance of shares pursuant to employee stock purchase plan	525,032	—	8,584	—	—	8,584	—	8,584
Share-based compensation expense	—	—	44,600	—	—	44,600	—	44,600
Employer contribution to defined contribution retirement plan	122,979	—	2,563	—	—	2,563	—	2,563
Issuance of shares upon conversion of convertible debt	3,748,473	4	40,011	—	—	40,015	—	40,015
Balance at May 3, 2015	104,131,817	104	2,551,114	861	(1,448,286)	1,103,793	—	1,103,793
Net income	—	—	—	—	35,193	35,193	—	35,193
Other comprehensive loss, net	—	—	—	(26,049)	—	(26,049)	—	(26,049)
Issuance of shares pursuant to equity plans, net of tax withholdings	2,761,884	3	(1,923)	—	—	(1,920)	—	(1,920)
Issuance of shares pursuant to employee stock purchase plan	639,149	1	8,980	—	—	8,981	—	8,981
Share-based compensation expense	—	—	45,243	—	—	45,243	—	45,243
Employer contribution to defined contribution retirement plan	163,464	—	2,445	—	—	2,445	—	2,445
Balance at May 1, 2016	107,696,314	$108	$2,605,859	$(25,188)	$(1,413,093)	$1,167,686	$—	$1,167,686
See accompanying notes.

FINISAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
	(In thousands)
Operating activities
Net income attributable to Finisar Corporation	$35,193	$11,887	$111,787
Adjust for net loss attributable to non-controlling interest	—	—	(250)
Consolidated net income	35,193	11,887	111,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,264	82,699	62,013
Amortization	9,416	9,374	8,136
Stock-based compensation expense	47,508	46,613	39,955
Equity in earnings of equity method investment	(1,200)	(730)	(585)
(Gain) loss on sale or retirement of assets and asset disposal groups	(405)	(1,955)	(8,313)
Impairment of long-lived assets	1,901	5,767	—
Amortization of discount on 0.50% Convertible Senior Notes due 2033	9,604	9,153	3,151
Changes in operating assets and liabilities:
Accounts receivable	(36,023)	12,238	(74,238)
Inventories	(4,221)	(37,542)	(62,864)
Other assets	14,800	(17,098)	(33,436)
Accounts payable	10,081	12,024	33,965
Accrued compensation	11,166	(17,505)	4,580
Deferred revenue	3,679	(5,816)	5,505
Other liabilities	(3,163)	4,488	9,709
Net cash provided by operating activities	183,600	113,597	99,115
Investing activities
Additions to property, equipment and improvements	(118,825)	(149,193)	(130,191)
Proceeds from sale of property and equipment and asset disposal groups	844	2,477	1,483
Purchases of short-term investments	(261,179)	(462,935)	(209,922)
Maturities of short-term investments	290,542	380,276	—
Acquisitions, net of cash acquired	—	(2,728)	(21,155)
Proceeds from sale of minority investments	—	1,470	—
Net cash used in investing activities	(88,618)	(230,633)	(359,785)
Financing activities
Proceeds from term loans	—	—	4,230
Repayments of term loans	(265)	(337)	(3,676)
Proceeds from issuance of 0.50% Convertible Senior Notes due 2033, net of issuance costs	—	—	255,000
Proceeds from issuance of shares under equity plans and employee stock purchase plan	7,061	11,715	19,141
Net cash provided by financing activities	6,796	11,378	274,695
Net increase (decrease) in cash and cash equivalents	101,778	(105,658)	14,025
Cash and cash equivalents at beginning of year	197,443	303,101	289,076
Cash and cash equivalents at end of year	$299,221	$197,443	$303,101

Supplemental disclosure of cash flow information
Cash paid for interest	$1,314	$2,340	$2,067
Cash paid for taxes	$9,590	$4,984	$3,660

Supplemental disclosure of non-cash transactions
Issuance of common stock upon conversion of 5.0% Convertible Senior Notes due 2029	$—	$40,015	$—
See accompanying notes

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The Company has a 52- or 53-week fiscal year ending on the Sunday closest to the last day of April in each year. Fiscal 2016, 2015 and 2014 had 52, 53, and 52 weeks, respectively, and fiscal 2017 will have 52 weeks. Fourth quarter of fiscal 2015 was a 14-week quarter. The consolidated financial statements include the accounts of Finisar Corporation and its controlled subsidiaries (collectively “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interest represents the minority shareholders' proportionate share of the net assets and results of operations of the Company's majority-owned subsidiary, Finisar Korea, prior to its sale in the fourth quarter of fiscal 2014.

2.	Summary of Significant Accounting Policies
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
At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with sales, recorded as a component of cost of revenues. The Company’s customers generally do not have return rights. However, the Company has established an allowance for estimated customer returns, based on historical experience, which is netted against revenue.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Generally, the Company does not require collateral or other security to support customer receivables. The Company performs periodic credit evaluations of its customers and maintains an allowance for potential credit losses based on historical experience and other information available to management. Losses to date have not been material. The Company’s ten largest customers represented 55% and 46% of total accounts receivable at May 1, 2016 and May 3, 2015, respectively. One customer, Huawei, represented 18% of total accounts receivable as of May 1, 2016. No customers accounted for over 10% of total accounts receivable as of May 3, 2015.
Sales to the Company’s ten largest customers represented 56%, 55% and 58% of total revenues during fiscal 2016, 2015 and 2014, respectively. Two customers, Huawei and Cisco Systems, represented 12% and 11%, respectively, of total revenues during fiscal 2016. One customer, Cisco Systems, represented 14% and 17% of total revenues during fiscal 2015 and 2014, respectively.
The Company relies on single and limited suppliers for a number of key components. The Company relies primarily on a limited number of significant independent contract manufacturers for the production of certain key components and subassemblies, including lasers, modulators, and printed circuit boards.
Included in the Company’s consolidated balance sheet at May 1, 2016 are the net assets of the Company’s operations located at its overseas facilities totaling approximately $517.7 million.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rate on the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the year. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in the determination of net income (loss). Included in the determination of net income (loss) for fiscal 2016, 2015 and 2014 were $1.2 million, $479,000 and $2.5 million, respectively, of losses on foreign currency transactions.
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
Minority Investments
The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. For entities in which the Company holds an interest of greater than 20% or in which the Company does have the ability to exercise significant influence, the Company uses the equity method. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the Company's proportionate share of earnings or losses and distributions. Such proportionate share of earnings or losses is included in other income (expense), net in the consolidated statement of operations. In determining if and when a decline in the market value of these investments below their carrying value is other-than-temporary, the Company evaluates the market conditions, offering prices, trends of earnings and cash flows, price multiples, prospects for liquidity and other key measures of performance. The Company’s policy is to recognize an impairment in the value of its minority equity investments when clear evidence of an impairment exists. Factors considered in this assessment include (a) the completion of a new equity financing that may indicate a new value for the investment, (b) the failure to complete a new equity financing arrangement after seeking to raise additional funds or (c) the commencement of proceedings under which the assets of the business may be placed in receivership or liquidated to satisfy the claims of debt and equity stakeholders. The Company’s minority investments in private companies are generally made in exchange for preferred stock with a liquidation preference that is intended to help protect the underlying value of its investment.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Property, Equipment and Improvements
Property, equipment and improvements are stated at cost, net of accumulated depreciation and amortization. Property, equipment and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets, generally three years to seven years, except for buildings which are depreciated over 25 to 30 years. Land is carried at acquisition cost and not depreciated. Leased land is depreciated over the life of the lease.

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
Recent and Pending Adoption of New Accounting Standards
In May 2014, the FASB, jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015,

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance. The Company is currently evaluating timing and method of adoption and potential effect on its consolidated financial position, results of operations and cash flows from adoption of this standard.
In November 2015, the FASB issued an accounting standards update requiring the classification of all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The Company early adopted this update in fiscal 2016 on a prospective basis. Accordingly, in the consolidated balance sheet as of May 1, 2016, $6.5 million of deferred tax assets were reclassified from prepaid and other current assets to other assets and $1.8 million of deferred tax liabilities were reclassified from other current liabilities to other non-current liabilities.
In February 2016, the FASB issued an accounting standards update which replaces the current lease accounting standard. The update will require, among other items, lessees to recognize a right-of-use asset and a lease liability for most leases. Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the timing of adoption and potential effect on its consolidated financial position, results of operations and cash flows from adoption of this update.
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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
(in thousands, except per share amounts)	May 1, 2016	May 3, 2015	April 27, 2014
Numerator:
Net income attributable to Finisar Corporation	$35,193	$11,887	$111,787
Numerator for basic income per share	$35,193	$11,887	$111,787
Effect of dilutive securities:
Interest expense on 5.0% Convertible Senior Notes due 2029	n/a	—	2,157
Numerator for diluted income per share	$35,193	$11,887	$113,944
Denominator:
Denominator for basic income per share - weighted average shares	106,678	101,408	95,979
Effect of dilutive securities:
Stock options and restricted stock units	2,192	3,562	4,385
5.0% Convertible Senior Notes due 2029	n/a	—	3,748
Dilutive potential common shares	2,192	3,562	8,133
Denominator for diluted income per share	108,870	104,970	104,112
Net income per share attributable to Finisar Corporation common stockholders:
Basic	$0.33	$0.12	$1.16
Diluted	$0.32	$0.11	$1.09

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive:

	Fiscal Years Ended
(in thousands)	May 1, 2016	May 3, 2015	April 27, 2014
Stock options and restricted stock units	3,069	880	1,057
Conversion of 5.0% Convertible Senior Notes due 2029	n/a	—	—
Conversion of 0.50% Convertible Senior Notes due 2033 (1)	—	—	—
	3,069	880	1,057
(1) 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.
4.    Intangible Assets Including Goodwill
The following tables reflect intangible assets as of May 1, 2016 and May 3, 2015:

	May 1, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$107,759	$(96,875)	$10,884
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(15,700)	5,644
Purchased internal use software and backlog	2,816	(2,317)	499
Purchased patents	2,620	(1,259)	1,361
Total	$135,711	$(117,323)	$18,388

	May 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$103,859	$(90,746)	$13,113
Purchased trade name	1,172	(1,172)	—
Purchased customer relationships	21,344	(13,648)	7,696
Purchased internal use software and backlog	2,816	(1,991)	825
Purchased patents	2,620	(966)	1,654
Total intangible assets subject to amortization	131,811	(108,523)	23,288
In-process research and development	3,900	—	3,900
Total	$135,711	$(108,523)	$27,188

The amortization expense on intangible assets was $8.8 million, $8.7 million and $7.5 million for fiscal 2016, 2015 and 2014, respectively.
Estimated amortization expense for each of the next five fiscal years and thereafter as of May 1, 2016 is as follows:

Year	Amount (in thousands)
2017	$7,105
2018	5,007
2019	3,504
2020	2,032
2021	512
Beyond 2021	228
Total	$18,388

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the changes to the carrying amount of goodwill (in thousands):

Balance at April 28, 2014	$106,114
Addition related to an acquisition	622
Balance at May 3, 2015	106,736
Balance at May 1, 2016	$106,736

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

The Company's investments in fixed income securities as of May 1, 2016 and May 3, 2015 were as follows:

	May 1, 2016				May 3, 2015
		Gross Unrealized				Gross Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value	Amortized Cost	Gains	Losses	Fair Value
Certificates of deposit	$263,255	$—	$—	$263,255	$292,748	$—	$—	$292,748
Total	$263,255	$—	$—	$263,255	$292,748	$—	$—	$292,748
Reported as:
Short-term investments	$263,255	$—	$—	$263,255	$292,748	$—	$—	$292,748

The Company monitors its investment portfolio for impairment on a periodic basis. In order to determine whether a decline in fair value is other-than-temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the Company's financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in its industry; the Company's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. A decline in the fair value of the security below amortized cost that is deemed other-than-temporary is charged to earnings, resulting in the establishment of a new cost basis for the affected securities. During fiscal 2016, 2015 and 2014 there were no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

Minority Investments
Included in minority investments at May 1, 2016 and May 3, 2015 is $1.2 million and $884,000, respectively, representing the carrying value of the Company's minority investments in three and one, respectively, privately held companies accounted for under the cost method. Additionally, included in minority investments is $2.8 million and $1.2 million at May 1, 2016 and May 3, 2015, respectively, representing the carrying value of the Company's minority investment in one privately held company accounted for under the equity method. At May 1, 2016, the Company had a 19.9% ownership interest in this company.
The Company’s investments in these early stage companies were primarily motivated by its desire to gain early access to new technology. The Company’s investments are passive in nature in that the Company generally does not obtain representation on the board of directors of the companies in which it invests.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Inventories

Inventories consist of the following (in thousands):	As of
	May 1, 2016	May 3, 2015
Raw materials	$51,963	$57,757
Work-in-process	137,603	146,773
Finished goods	83,725	79,140
Total inventories	$273,291	$283,670
Including: inventory consigned to others	$44,600	$34,240

7.    Property, Equipment and Improvements

Property, equipment and improvements consist of the following (in thousands):	As of
	May 1, 2016	May 3, 2015
Land and buildings	$98,586	$68,286
Computer equipment	64,155	62,857
Office equipment, furniture and fixtures	5,901	5,251
Machinery and equipment	518,649	493,224
Leasehold property and improvements	41,826	42,099
Total	729,117	671,717
Accumulated depreciation and amortization	(380,504)	(355,940)
Property, equipment and improvements (net)	$348,613	$315,777
During the first quarter of fiscal 2016 and the third quarter of fiscal 2015, the Company recorded a $1.9 million and $5.8 million, respectively, charges for the impairment of long-lived assets (primarily machinery and equipment) due to the projected cash flows associated with these assets not supporting the carrying values of these assets. In accordance with the guidance for the impairment of long-lived assets, these assets were written down to their estimated fair value of zero, which was determined based on an income approach using the discounted cash flow method.

8.    Other Current Liabilities

Other current liabilities consist of the following (in thousands):	As of
	May 1, 2016	May 3, 2015
Warranty accrual (Note 9)	$12,001	$6,451
Other liabilities	30,205	32,788
Total	$42,206	$39,239

9.     Warranty
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
Changes in the Company’s warranty liability during the following periods were as follows:

	As of
(in thousands)	May 1, 2016	May 3, 2015
Beginning balance	$6,451	$5,744
Additions during the period based on product sold	9,548	6,171
Change in estimates	(734)	(1,388)
Settlements and expirations	(3,264)	(4,076)
Ending balance	$12,001	$6,451

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Debt
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
Because of its option to settle conversion of the 2033 Notes in cash, the Company separated the liability and equity components of the 2033 Notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the 2033 Notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of May 1, 2016, the remaining debt discount amortization period was 31 months.
The 2033 Notes consisted of the following:

	As of
(in thousands)	May 1, 2016	May 3, 2015
Liability component:
Principal	$258,750	$258,750
Unamortized debt discount	(27,739)	(37,344)
Net carrying amount of the liability component	$231,011	$221,406
Carrying amount of the equity component	$49,648	$49,648

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth interest expense information related to the 2033 Notes:

	Fiscal Years Ended
(in thousands, except percentages)	May 1, 2016	May 3, 2015	April 27, 2014
Contractual interest expense	$1,294	$1,294	$458
Amortization of the debt discount	9,604	9,153	3,151
Amortization of issuance costs	616	616	231
Total interest cost	$11,514	$11,063	$3,840
Effective interest rate on the liability component	4.87%	4.87%	4.87%
The Company applies the treasury stock method to determine the potential dilutive effect of the 2033 Notes on net income per share as a result of the Company's intent and stated policy to settle the principal amount of the 2033 Notes in cash.
5.0% Convertible Senior Notes Due 2029
In October 2009, the Company issued and sold $100 million in aggregate principal amount of 5.0% Convertible Senior Notes due 2029 (the "2029 Notes"). The terms of the 2029 Notes were governed by an indenture by and between the Company and Wells Fargo Bank, National Association, as Trustee. The 2029 Notes were scheduled to mature on October 15, 2029, unless earlier repurchased, redeemed or converted. Interest on the 2029 Notes is payable semi-annually in arrears at a rate of 5.0% per annum on each April 15 and October 15, beginning on April 15, 2010. The 2029 Notes were senior unsecured and unsubordinated obligations of the Company, and ranked equally in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but were effectively subordinated to the Company’s secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. Holders had the right to convert the 2029 Notes into shares of the Company’s common stock, at their option, at any time prior to the close of business on the trading day before the stated maturity date. The initial conversion rate was 93.6768 shares of Common Stock per $1,000 principal amount of the 2029 Notes (equivalent to an initial conversion price of approximately $10.68 per share of common stock), subject to adjustment upon the occurrence of certain events. Upon conversion of the 2029 Notes, holders were to receive shares of common stock unless the Company obtained consent from a majority of the holders to deliver cash or a combination of cash and shares of common stock in satisfaction of its conversion obligation.
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

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.     Commitments
The Company’s future commitments at May 1, 2016 included minimum payments under non-cancelable operating lease agreements, including operating lease obligations that have been accrued as restructuring charges, as follows (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$43,407	$10,859	$17,693	$9,219	$5,636
Rent expense under the non-cancelable operating leases was approximately $9.4 million, $10.7 million and $10.0 million for the years ended May 1, 2016, May 3, 2015 and April 27, 2014, respectively. The Company subleases a portion of its facilities that it considers to be in excess of its requirements. Sublease income was $168,000, $218,000 and $266,000 for the years ended May 1, 2016, May 3, 2015 and April 27, 2014, respectively. Certain leases have scheduled rent increases which have been included in the above table. Other leases contain provisions to adjust rental rates for inflation during their terms, most of which are based on to-be-published indices. Rents subject to these adjustments are included in the above table based on current rates.

12.     Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of May 1, 2016 and May 3, 2015 were as follows:

	May 1, 2016					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—	$—	$196	$196	$—	$—	$196
Certificates of deposit	263,255	—	263,255	—	263,255	292,748	—	292,748	—	292,748
Total	$263,255	$—	$263,255	$—	$263,255	$292,944	$196	$292,748	$—	$292,944

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in four privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of May 1, 2016, the carrying value of the Company's minority investments in these privately held companies was $4.1 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of May 1, 2016 and May 3, 2015 were as follows:

	May 1, 2016					May 3, 2015
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	$231,011	$247,430	$—	$—	$247,430	$221,406	$264,364	$—	$—	$264,364

The fair values of the 2033 Notes are based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Stockholders’ Equity

Accumulated Other Comprehensive Income
Cumulative foreign currency translation adjustment was the only component of the accumulated other comprehensive income as of May 1, 2016 and May 3, 2015.
Common Stock and Preferred Stock
As of May 1, 2016, Finisar is authorized to issue 750,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The holder of each share of common stock has the right to one vote and is entitled to receive dividends when and as declared by the Company’s Board of Directors. The Company has never declared or paid dividends on its common stock. The Company has authority to issue up to 5,000,000 shares of preferred stock, $0.001 par value. The preferred stock may be issued in one or more series having such rights, preferences and privileges as may be designated by the Company’s board of directors.
Common stock subject to future issuance as of May 1, 2016 is as follows:

Exercise of outstanding stock options	1,609,211
Vesting of restricted stock awards	6,214,199
Available for grant under employee stock incentive plan	11,315,273
Available for grant under employee stock purchase plan	3,610,816
Total	22,749,499
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
Employee Stock Plans
In September 1999, Finisar’s 1999 Stock Option Plan was adopted by the board of directors and approved by the stockholders. An amendment and restatement of the 1999 Stock Option Plan, including renaming it the 2005 Stock Incentive Plan (the “2005 Plan”), was approved by the board of directors in September 2005 and by the stockholders in October 2005. An amended and restated version of the 2005 Plan was approved by the Company's board of directors in June 2014 and by the stockholders in September 2014. Under the restated 2005 Plan, a total of 22,500,000 shares of common stock have been reserved for issuance, and the term of the 2005 Plan is scheduled to expire on September 1, 2024. The types of stock-based awards available under the 2005 Plan includes stock options, stock appreciation rights, restricted stock units (“RSUs”) and other stock-based awards which vest upon the attainment of designated performance goals or the satisfaction of specified service requirements or, in the case of certain RSUs or other stock-based awards, become payable upon the expiration of a designated time period following such vesting events. Options generally vest over five years and have a maximum term of 10 years. RSUs generally vest over four years. As of May 1, 2016 and May 3, 2015, no shares were subject to repurchase.
Stock Options

	Number of Shares	Weighted-Average Exercise Price
Stock options outstanding as of May 3, 2015	2,283,162	$14.64
Stock options exercised	(428,917)	$6.10
Stock options canceled	(245,034)	$22.81
Stock options outstanding as of May 1, 2016	1,609,211	$15.68

The total intrinsic value of stock options exercised during fiscal 2016, 2015 and 2014 was $3.3 million, $3.4 million and $14.2 million, respectively. All stock options outstanding as of May 1, 2016 are fully vested and exercisable. The aggregate

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value of stock options outstanding as of May 1, 2016 was $8.5 million. The weighted-average remaining contractual life of stock options outstanding as of May 1, 2016 was 1.9 years.
Restricted Stock Units

	Number of Shares	Weighted-Average Grant-Date Fair Value
RSUs unvested as of May 3, 2015	6,611,614	$17.12
RSUs granted	2,955,622	$19.02
RSUs vested	(2,563,391)	$16.28
RSUs forfeited	(789,646)	$18.53
RSUs unvested as of May 1, 2016	6,214,199	$18.19

The weighted-average grant-date fair value of RSUs granted during fiscal 2015 and 2014 was $19.55 and $16.91, respectively. The aggregate intrinsic value of RSUs outstanding as of May 1, 2016 was $102.3 million. The total grant-date fair value of RSUs vested during fiscal 2016, 2015 and 2014 was $41.7 million, $36.3 million and $30.4 million, respectively.
As of May 1, 2016, the Company had $79.2 million of unrecognized compensation expense related to RSUs grants. These expenses are expected to be recognized over a weighted-average period of 27 months.
Share-Based Compensation Cost
The following table sets forth the detailed allocation of the share-based compensation expense for the fiscal years ended May 1, 2016, May 3, 2015 and April 27, 2014 which was reflected in the Company’s operating results (in thousands):

	Fiscal Years Ended
Share-based compensation expense by caption:	May 1, 2016	May 3, 2015	April 27, 2014
Cost of revenues	$10,357	$9,908	$8,261
Research and development	18,245	17,764	14,660
Sales and marketing	6,667	6,251	5,083
General and administrative	9,974	10,677	9,962
Total	$45,243	$44,600	$37,966

	Fiscal Years Ended
Share-based compensation expense by type of award:	May 1, 2016	May 3, 2015	April 27, 2014
Stock options	$—	$—	$693
RSUs	42,162	41,729	34,506
Employee stock purchase rights under ESPP	3,081	2,871	2,767
Total	$45,243	$44,600	$37,966

Total share-based compensation cost capitalized as part of inventory was $2.5 million and $2.3 million as of May 1, 2016 and May 3, 2015, respectively.
The fair value of employee stock purchase rights granted under the ESPP in fiscal 2016, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
Expected term (in years)	0.75	0.75	0.75
Volatility	32% - 54%	34% - 53%	40% - 47%
Risk-free interest rate	0.11 - 0.70%	0.07 - 0.21%	0.01 - 0.13%
Dividend yield	—%	—%	—%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As share-based compensation expense recognized in the consolidated statement of operations for fiscal 2016, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
The weighted-average estimated per share fair value of purchase rights granted under the ESPP in fiscal 2016, 2015 and 2014 was $2.79, $3.06 and $3.69, respectively.
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
Under the plan, each participant may contribute up to 20% of his or her pre-tax gross compensation up to a statutory limit, which is $18,000, $18,000 and $17,500 for calendar year 2016, 2015 and 2014, respectively. All amounts contributed by participants and earnings on participant contributions are fully vested at all times. The Company may contribute an amount equal to one-half of the first 6% of each participant’s contribution. The Company may make the matching contribution in shares of Finisar common stock in lieu of cash. Contributions made in shares will be allocated to each participant’s account using the share price on the date the Company matching contribution is made to the plan.
The Company made a discretionary matching contribution of 163,464 shares for a total contribution of $2.4 million during the year ended May 1, 2016. The Company’s expenses related to this plan were $2.4 million, $2.6 million and $2.2 million for the fiscal years ended May 1, 2016, May 3, 2015 and April 27, 2014, respectively.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Income Taxes
The components of income tax expense (benefit) consist of the following (in thousands):

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
Current:
Federal	$—	$—	$(385)
State	(9)	209	523
Foreign	4,575	8,814	5,691
	4,566	9,023	5,829
Deferred:
Federal	—	(607)	—
State	—	(14)	—
Foreign	(4,928)	393	(2,945)
	(4,928)	(228)	(2,945)
Provision for (benefit from) income taxes	$(362)	$8,795	$2,884

Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
U.S.	$(2,579)	$(29,300)	$46,314
Foreign	37,410	49,982	68,107
	$34,831	$20,682	$114,421

A reconciliation of the income tax provision at the federal statutory rate and the effective rate is as follows:

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
Expected income tax provision (benefit) at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differential	(40.5)	(46.9)	(18.3)
Share-based compensation expense	14.1	29.6	2.5
Non-deductible transaction costs	0.1	0.5	0.4
Valuation allowance	(2.5)	49.1	(21.4)
Other permanent adjustments	4.4	—	—
Research and development credits	(12.6)	(15.0)	(1.8)
Other	1.0	(9.8)	6.1
	(1.0)%	42.5%	2.5%

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred taxes consist of the following (in thousands):

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014
Deferred tax assets:
Inventory adjustments	$10,740	$10,024	$8,905
Accruals and reserves	14,890	13,081	18,673
Tax credits	34,094	27,836	24,259
Net operating loss carryforwards	100,193	101,850	95,952
Gain/loss on investments under equity or cost method	8,522	8,367	8,843
Depreciation and amortization	3,498	4,509	2,817
Purchase accounting for intangible assets	7,137	4,438	5,651
Capital loss carryforward	189	172	229
Acquired intangibles	6,298	8,208	10,142
Stock compensation	9,162	9,302	8,372
Total deferred tax assets	194,723	187,787	183,843
Valuation allowance	(162,892)	(161,358)	(153,657)
Net deferred tax assets	31,831	26,429	30,186
Deferred tax liabilities:
Acquired intangibles	(3,613)	(5,597)	(7,252)
Debt discount	(10,774)	(13,862)	(16,873)
Inventory reserve	—	(513)	(457)
Depreciation and amortization	(13,037)	(7,068)	(5,762)
Total deferred tax liabilities	(27,424)	(27,040)	(30,344)
Total net deferred tax assets (liabilities)	$4,407	$(611)	$(158)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to U.S. operating losses in previous years and continuing U.S. earnings volatility, management has established and maintained a full valuation allowance for the U.S. deferred tax assets, which comprise approximately 84% of total deferred tax assets, for which management believes it is not more likely than not to be realized in future periods. The Company's valuation allowance increased/(decreased) from the prior year by approximately $(1.5) million, $7.7 million and $(74.2) million in fiscal 2016, 2015 and 2014, respectively.

As of May 1, 2016, approximately $45.6 million of deferred tax assets, which is not included in the above table, was attributable to certain employee stock option deductions. When, and if, realized, the benefit of the tax deduction related to these options will be accounted for as a reduction of the income tax provision.

At May 1, 2016, the Company had federal, state and foreign net operating loss carryforwards of approximately $377.1 million, $25.5 million and $48.2 million, respectively, and federal and state credit carryforwards of approximately $31.8 million and $24.4 million, respectively. With the exception of California R&D credit, which can be carried forward indefinitely, the net operating loss and tax credit carryforwards will expire at various dates beginning in fiscal 2017, if not utilized. Utilization of the Company's U.S. net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company's manufacturing operations in Malaysia operate under a tax holiday which will expire at the beginning of the second quarter of fiscal 2022. In fiscal 2016, the aggregate dollar and per share effect of the tax holiday was $5.8 million and $0.05 per share, respectively. As of May 1, 2016, there was no provision for U.S. income taxes for undistributed earnings of the Company's foreign subsidiaries as it is currently the Company's intention to reinvest these earnings indefinitely in operations outside the United States. The cumulative amount of foreign earnings to be permanently re-invested as of May 1, 2016 was approximately $293.5 million. The Company believes it is not practicable to determine the Company's tax liability

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that may arise in the event of a future repatriation. If repatriated, these earnings could result in a tax expense at the current U.S. federal statutory tax rate of 35%, subject to available net operating losses and other factors. Tax on undistributed earnings may also be reduced by foreign tax credits that may be generated in connection with the repatriation of earnings.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

	Fiscal Years Ended
	May 1, 2016	May 3, 2015	April 27, 2014

Beginning balance	$14,653	$13,432	$15,632
Additions for tax positions related to current year	1,331	975	712
Additions for tax positions related to prior years	902	246	—
Reductions for tax positions related to prior years (lapse of statute of limitations)	(475)	—	(2,912)
Ending balance	$16,411	$14,653	$13,432

Excluding the effects of recorded valuation allowances for deferred tax assets, $14.1 million of the unrecognized tax benefits would favorably impact the effective tax rate in future periods if recognized.

It is the Company's belief that no significant changes in the unrecognized tax benefit positions will occur within 12 months from May 1, 2016.

The Company records interest and penalties, if any, related to unrecognized tax benefits in income tax expense. At May 1, 2016, there was no accrued interest or penalties related to uncertain tax positions.

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
The following is a summary of revenues from sales to unaffiliated customers within geographic areas based on the location of the entity purchasing the Company’s products:

	Fiscal Years Ended
(in thousands)	May 1, 2016	May 3, 2015	April 27, 2014
United States	$408,700	$425,066	$339,423
China	307,327	242,916	229,231
Malaysia	123,057	148,258	185,197
Rest of the world	424,082	434,704	402,982
Totals	$1,263,166	$1,250,944	$1,156,833
Revenues generated in the United States are all from sales to customers located in the United States.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of long-lived assets within geographic areas based on the location of the assets:

	As of
(in thousands)	May 1, 2016	May 3, 2015
United States	$118,000	$122,118
Malaysia	53,762	54,480
China	182,119	175,580
Rest of the world	33,444	28,704
	$387,325	$380,882

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

Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On January 22, 2016, Finisar filed a petition for panel rehearing in part. On March 25, 2016, the panel issued a revised ruling revering the judgment in part for further proceedings in the District Court.

In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. The derivative

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cases remain stayed at present, subject to the right of the parties to reinstate them, and the Company expects that the parties will discuss the stay in light of the Ninth Circuit ruling.

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
The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of May 1, 2016. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

FINISAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    Financial Information by Quarter (Unaudited)

	Three Months Ended
	May 1, 2016	January 31, 2016	November 1, 2015	August 2, 2015 (1)	May 3, 2015	January 25, 2015 (2)	October 26, 2014 (3)	July 27, 2014
	(In thousands, except per share data)
Revenues	$318,794	$309,206	$321,136	$314,030	$320,042	$306,283	$296,981	$327,638
Gross profit	$90,442	$87,740	$89,091	$87,377	$89,217	$77,953	$84,921	$98,819
Income (loss) from operations	$14,136	$10,458	$9,368	$7,061	$10,284	$3,401	$(7,259)	$20,368
Net income (loss) attributable to Finisar Corporation (4)	$13,072	$12,084	$6,644	$3,393	$7,327	$1,678	$(11,361)	$14,243
Net income (loss) per share attributable to Finisar Corporation common stockholders (4):
Basic	$0.12	$0.11	$0.06	$0.03	$0.07	$0.02	$(0.11)	$0.14
Diluted	$0.12	$0.11	$0.06	$0.03	$0.07	$0.02	$(0.11)	$0.14
Shares used in computing net income (loss) per share:
Basic	107,612	107,180	106,635	105,286	104,005	103,563	99,621	98,241
Diluted	109,386	108,128	107,493	108,107	107,535	105,990	99,621	106,036

(1) Net income in the first quarter of fiscal 2016 includes a $1.9 million impairment charge for long-lived assets.

(2) Net income in the third quarter of fiscal 2015 includes a $5.8 million impairment charge for long-lived assets.

(3) Net loss in the second quarter of fiscal 2015 includes an $11.0 million charge related to the settlement of patent litigation.

(4) Net income (loss), and related per share amounts, attributable to Finisar Corporation were the same as net income (loss), and related per share amounts, for all periods presented.

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
Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 1, 2016, our management, with the participation of our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of ensuring that the information required to be disclosed by us in this report is made known to them by others on a timely basis, and that the information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules.
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
Under the supervision and with the participation of our management, including our Chairman of the Board, Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of May 1, 2016. Management based its assessment on the criteria set forth in Internal Control - Integrated Framework ("2013 framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of May 1, 2016.
The effectiveness of internal control over financial reporting as of May 1, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the fiscal quarter ended May 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
The SEC allows us to include information required in this report by referring to other documents or reports we have already filed or will soon be filing. This is called “incorporation by reference.” We intend to file our definitive proxy statement for our 2016 annual meeting of stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information to be contained therein is incorporated in this report by reference.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference from the sections captioned “Proposal No. 1 – Election of Directors”, “Corporate Governance”, “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

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
The information required by this item is incorporated by reference from the section captioned “Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements: See “Finisar Corporation Consolidated Financial Statements Index” in Part II, Item 8 of this report.
(2) Financial Statement Schedules:
Schedule II — Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to (Recoveries Offset) Costs and Expenses, Net	Write-Offs	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts
Balance at May 1, 2016	$1,136	$(403)	$(6)	$727
Balance at May 3, 2015	$929	$207	$—	$1,136
Balance at April 27, 2014	$958	$101	$(130)	$929

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
June 17, 2016

POWER OF ATTORNEY
Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jerry S. Rawls and Kurt Adzema, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry S. Rawls	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 17, 2016
Jerry S. Rawls

/s/ Kurt Adzema	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 17, 2016
Kurt Adzema

/s/ Michael C. Child	Director	June 17, 2016
Michael C. Child

/s/ Michael L. Dreyer	Director	June 17, 2016
Michael L. Dreyer

/s/ Roger C. Ferguson	Director	June 17, 2016
Roger C. Ferguson

Director
Thomas E. Pardun

/s/ Robert N. Stephens	Director	June 17, 2016
Robert N. Stephens

EXHIBIT INDEX

Number	Title
2.1	Transaction Agreement, dated March 22, 2011, between Registrant and Ignis ASA(1)
3.1	Amended and Restated Bylaws of Registrant(2)
3.2	Restated Certificate of Incorporation of Registrant(3)
3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on June 19, 2001(4)
3.4	Certificate of Elimination regarding Registrant’s Series A Preferred Stock(5)
3.5	Certificate of Designation regarding Registrant's Series RP Preferred Stock(6)
3.6	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on May 11, 2005(7)
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Registrant(8)
3.8	Amended and Restated Certificate of Incorporation of Registrant (9)
4.1	Specimen certificate representing Registrant's common stock(10)
4.2	Indenture, dated December 16, 2013, between Registrant and Wells Fargo Bank, National Association (11)
10.1	Form of Indemnity Agreement between Registrant and Registrant’s directors and officers(12)
10.2*	1999 Stock Option Plan(13)
10.3	Lease Agreement by and between Finisar (CA-TX) Limited Partnership and Registrant, dated February 4, 2005(14)
10.4*	Amended and Restated Finisar Corporation 2005 Stock Incentive Plan(15)
10.5*	Form of Stock Option Agreement for options granted under the 2005 Stock Incentive Plan(16)
10.6*	Optium Corporation 2000 Stock Incentive Plan(17)
10.7*	Optium Corporation 2006 Stock Option and Incentive Plan and Israeli Addendum to 2006 Stock Option and Incentive Plan(18)
10.8	First Amendment to lease for 200 Precision Road, Horsham, PA by and between Horsham Property Assoc., L.P. and Optium Corporation dated January 4, 2008(19)
10.9*	Form of Stock Option Grant Notice under the Optium Corporation 2006 Stock Option and Incentive Plan(20)
10.10*	Form of Stock Option Grant Notice for Australian Employees under the Optium Corporation 2006 Stock Option and Incentive Plan(21)
10.11*	Form of Employee Incentive Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(22)
10.12*	Form of Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(23)
10.13*	Form of Non-Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(24)
10.14*	Form of Australian Employee Non-Qualified Stock Option Agreement under the Optium Corporation 2006 Stock Option and Incentive Plan(25)
10.15*	Form of Deferred Stock Award under Optium Corporation 2006 Stock Option and Incentive Plan(26)
10.16	Lease Agreement, dated December 7, 2007, by and between Charvic Pty Ltd and Optium Australia Pty Limited for premises located at 244 Young Street, Waterloo, NSW, Australia(27)
10.17	Lease Agreement between Optium Corporation and 200 Precision Drive Investors, LLC for the premises located at 200 Precision Drive, Horsham, Pennsylvania, dated September 26, 2006(28)
10.18*	Stock Option and Grant Notice, dated March 3, 2007, for Eitan Gertel(29)
10.19*	Stock Option and Grant Notice, dated March 3, 2007, for Mark Colyar(30)
10.20*	Stock Option and Grant Notice, dated March 3, 2007, for Christopher Brown(31)
10.21*	Stock Option and Grant Notices, dated March 14, 2006, February 14, 2006, June 23, 2005 and May 1, 2003, for Eitan Gertel(32)
10.22*	Stock Option and Grant Notices, dated August 28, 2006, for Christopher Brown(33)
10.23*	Finisar Executive Retention and Severance Plan, as Amended and Restated Effective March 7, 2011(34)

EXHIBIT INDEX

Number	Title
10.24*	Amended and Restated Executive Employment Agreement between Registrant and Christopher Brown, dated December 31, 2008(35)
10.25*	Amended and Restated Executive Employment Agreement between Registrant and Mark Colyar, dated December 31, 2008(36)
10.26*	Amended and Restated Executive Employment Agreement between Registrant and Eitan Gertel, dated December 31, 2008(37)
10.27*	Form of Restricted Stock Unit Issuance Agreement(38)
10.28*	Form of Restricted Stock Unit Issuance Agreement — Officers(39)
10.29*	Form of Restricted Stock Unit Issuance Agreement — International(40)
10.30*	Form of Restricted Stock Unit Issuance Agreement — Israel(41)
10.31*	Form of Restricted Stock Unit Issuance Agreement — UK(42)
10.32*	Amended and Restated Finisar Corporation 2009 Employee Stock Purchase Plan(43)
10.33*	Registrant's 2009 International Employee Stock Purchase Plan(44)
10.34	Summary of the principal terms of the lease agreement - Wuxi, China(45)
10.35	Summary of the principal terms of the contract for state-owned construction land use right assignment - Wuxi, China(46)
10.36	Summary of the principal terms of the lease agreement - Jarfalla, Sweden(47)
10.37	Summary of the principal terms of the lease agreement - Shanghai, China(48)
10.38
Tenth Amendment to the Lease agreement by and between Registrant (as successor in interest to GenOA Corporation) and PSB Northern California Industrial Portfolio, Inc. (as successor in interest to RREEF America REIT II Corp. DDD, successor in interest to Speiker Properties, L.P.) dated January 10, 2000(49)

10.39	Lease agreement, dated October 21, 2013, by and between NMBE Pty Ltd and Finisar Australia Pty Ltd for premises located at 19-21 Rosebery Avenue, Rosebery, NSW, Australia(50)
10.40	Purchase Agreement dated December 10, 2013, by and between Finisar Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated(51)
10.41*	Separation and General Release Agreement(52)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase
101.DEF^	XBRL Taxonomy Extension Definition Linkbase
101.LAB^	XBRL Taxonomy Extension Label Linkbase
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase
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

*	Compensatory plan or management contract

(1)	Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed March 28, 2011.

(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 5, 2014.

(3)	Incorporated by reference to Exhibit 3.5 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(4)	Incorporated by reference to Exhibit 3.6 to Registrant’s Annual Report on Form 10-K filed July 18, 2001.

(5)	Incorporated by reference to Exhibit 3.8 to Registrant’s Registration Statement on Form S-3 filed December 18, 2001 (File No. 333-75380).

(6)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form 8-A12G filed on September 27, 2002.

(7)	Incorporated by reference to Exhibit 3.3 to Registrant’s Registration Statement on Form S-3 filed May 18, 2005 (File No. 333-125034).

(8)	Incorporated by reference to Exhibit 3.8 to Registrant’s Current Report on Form 8-K filed September 28, 2009.

(9)	Incorporated by reference to Exhibit 3.8 to Registrant’s Annual Report on Form 10-K filed July 1, 2010.

(10)	Incorporated by reference to the same numbered exhibit to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2009.

(11)	Incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed December 16, 2013.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-1/A filed October 19, 1999 (File No. 333-87017).

(13)	Incorporated by reference to Exhibit 10.3 to Registrant’s Registration Statement on Form S-1 filed September 13, 1999 (File No. 333-87017).

(14)	Incorporated by reference to Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed February 9, 2005.

(15)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(16)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed June 14, 2005.

(17)	Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(18)	Incorporated by reference to Exhibit 99.2 to Registrant’s Registration Statement on Form S-8 filed on September 19, 2008.

(19)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 13, 2008.

(20)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(21)	Incorporated by reference to Exhibit 10.2 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(22)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(23)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(24)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 12, 2006.

(25)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(26)	Incorporated by reference to Exhibit 10.1 to Optium Corporation’s Current Report on Form 8-K filed on September 28, 2007.

(27)	Incorporated by reference to Exhibit 10.3 to Optium Corporation’s Quarterly Report on Form 10-Q filed on December 13, 2007.

(28)	Incorporated by reference to Exhibit 10.23 to Optium Corporation’s Registration Statement on Form S-1/A(333-135472) filed on October 11, 2006.

(29)	Incorporated by reference to Exhibit 10.4 to Optium Corporation’s, Quarterly Report on Form 10-Q filed on March 7, 2007.

(30)	Incorporated by reference to Exhibit 10.5 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(31)	Incorporated by reference to Exhibit 10.6 to Optium Corporation’s Quarterly Report on Form 10-Q filed on March 7, 2007.

(32)	Incorporated by reference to Exhibit 10.36 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(33)	Incorporated by reference to Exhibit 10.38 to Optium Corporation’s Annual Report on Form 10-K filed on October 24, 2007.

(34)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2011.

(35)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(36)	Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(37)	Incorporated by reference to Exhibit 99.4 to Registrant’s Current Report on Form 8-K filed on January 7, 2009.

(38)	Incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(39)	Incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(40)	Incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(41)	Incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed March 12, 2009.

(42)	Incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K filed June 26, 2014.

(43)	Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed September 8, 2014.

(44)	Incorporated by reference to Exhibit 99.4 to Registrant’s Registration Statement on Form S-8 filed December 14, 2009 (File No. 333-163710).

(45)	Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(46)	Incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(47)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed March 8, 2013.

(48)	Incorporated by reference to Exhibit 10.36 to Registrant’s Annual Report on Form 10-K filed June 24, 2013.

(49)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 10, 2016.

(50)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 5, 2013.

(51)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed March 6, 2014.

(52)	Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed December 10, 2015.