Form 10-Q
period 2016-07-31
FINISAR CORP
filed 2016-09-08
CIK 1094739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2016
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

     At September 2, 2016, there were 110,236,575 shares of the registrant's common stock, $.001 par value, issued and outstanding.

INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended July 31, 2016

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FINISAR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	July 31, 2016	May 1, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$280,414	$299,221
Short-term investments	313,389	263,255
Accounts receivable, net of allowance for doubtful accounts of $743 at July 31, 2016 and $727 at May 1, 2016	255,036	249,257
Accounts receivable, other	43,678	44,576
Inventories	272,592	273,291
Prepaid expenses and other current assets	18,646	18,483
Total current assets	1,183,755	1,148,083
Property, equipment and improvements, net	338,918	348,613
Purchased intangible assets, net	16,197	18,388
Goodwill	106,736	106,736
Minority investments	3,974	4,051
Other assets	18,927	19,500
Total assets	$1,668,507	$1,645,371
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,317	$141,591
Accrued compensation	36,332	36,084
Other accrued liabilities	39,201	42,206
Deferred revenue	16,468	13,529
Total current liabilities	228,318	233,410
Long-term liabilities:
Convertible debt, net of current portion	232,016	229,393
Other non-current liabilities	14,056	14,882
Total liabilities	474,390	477,685
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at July 31, 2016 and May 1, 2016	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 110,169,485 shares and 107,696,314 shares issued and outstanding at July 31, 2016 and May 1, 2016, respectively	110	108
Additional paid-in capital	2,621,260	2,605,859
Accumulated other comprehensive (loss) income	(38,109)	(25,188)
Accumulated deficit	(1,389,144)	(1,413,093)
Total stockholders' equity	1,194,117	1,167,686
Total liabilities and stockholders' equity	$1,668,507	$1,645,371
See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	July 31, 2016	August 2, 2015

Revenues	$341,325	$314,030
Cost of revenues	231,637	224,147
Amortization of acquired developed technology	1,523	1,435
Impairment of long-lived assets	—	1,071
Gross profit	108,165	87,377
Operating expenses:
Research and development	51,008	52,408
Sales and marketing	11,863	11,202
General and administrative	16,315	15,208
Amortization of purchased intangibles	668	668
Impairment of long-lived assets	—	830
Total operating expenses	79,854	80,316
Income from operations	28,311	7,061
Interest income	726	365
Interest expense	(2,986)	(2,883)
Other income (expense), net	(59)	881
Income before income taxes	25,992	5,424
Provision for income taxes	2,043	2,031
Net income	$23,949	$3,393
Net income per share:
Basic	$0.22	$0.03
Diluted	$0.22	$0.03
Shares used in computing net income per share:
Basic	108,820	105,286
Diluted	110,821	108,107

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	July 31, 2016	August 2, 2015
Net income	$23,949	$3,393
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment	(12,921)	(15,251)
Total other comprehensive income (loss), net of tax	(12,921)	(15,251)
Total comprehensive income (loss)	$11,028	$(11,858)

See accompanying notes.

FINISAR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	July 31, 2016	August 2, 2015
Operating activities
Net income	$23,949	$3,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,647	21,620
Amortization of intangible assets	2,191	2,103
Amortization of debt issuance costs	154	154
Stock-based compensation expense	12,462	11,997
Loss (gain) on sale or retirement of assets and asset disposal group	—	(138)
Impairment of long-lived assets	—	1,901
Equity in losses/(earnings) of equity method investment	75	(150)
Amortization of discount on 0.50% Convertible Senior Notes due 2033	2,469	2,354
Changes in operating assets and liabilities:
Accounts receivable	(5,779)	(21,564)
Inventories	(5,224)	(8,377)
Other assets	1,308	13,559
Accounts payable	(5,274)	8,090
Accrued compensation	248	(2,851)
Other accrued liabilities	(3,761)	222
Deferred revenue	2,939	2,285
Net cash provided by operating activities	47,404	34,598
Investing activities
Additions to property, equipment and improvements	(19,185)	(34,766)
Net proceeds from sale of property and equipment and asset disposal group	229	263
Purchases of short-term investments	(95,595)	(45,355)
Maturities of short-term investments	45,355	75,266
Net cash used in investing activities	(69,196)	(4,592)
Financing activities
Repayments of term loans	(70)	(95)
Proceeds from the issuance of shares under equity plans and employee stock purchase plan	3,055	5,643
Net cash provided by financing activities	2,985	5,548
Net increase (decrease) in cash and cash equivalents	(18,807)	35,554
Cash and cash equivalents at beginning of period	299,221	197,443
Cash and cash equivalents at end of period	$280,414	$232,997
Supplemental disclosure of cash flow information
Cash paid for interest	$649	$657
Cash paid for taxes	$2,931	$3,848

See accompanying notes.

FINISAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of July 31, 2016 and for the three month periods ended July 31, 2016 and August 2, 2015 have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and include the accounts of Finisar Corporation and its controlled subsidiaries (collectively, “Finisar” or the “Company”). Intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of July 31, 2016, its operating results for the three month periods ended July 31, 2016 and August 2, 2015, and its cash flows for the three month periods ended July 31, 2016 and August 2, 2015. Operating results for the three month period ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2017. The condensed consolidated balance sheet as of May 1, 2016 has been derived from the audited consolidated financial statements as of that date but does not include all the footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended May 1, 2016.
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

2. Summary of Significant Accounting Policies
For a description of significant accounting policies, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended May 1, 2016. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.

Recent Adoption of New Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update simplifying the presentation of debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as an asset. The Company adopted this update in the first quarter of fiscal 2017 on a retrospective basis. Accordingly, $1.6 million of unamortized debt issuance costs were reclassified from other assets to convertible debt in the consolidated balance sheet as of May 1, 2016.
In March 2016, the FASB issued an accounting standards update simplifying several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted all provisions of this update in the first quarter of fiscal 2017. Adoption of this update did not have a significant effect on the Company's consolidated financial position, results of operations and cash flows. As part of this adoption, the Company made an accounting policy election to account for forfeitures as they occur, rather than continue to estimate the number of stock-based awards that are expected to vest.

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

3. Net Income per Share
Basic net income per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share has been computed using the weighted-average number of shares of common stock and dilutive potential common shares from stock options and restricted stock units (under the treasury stock method) and 0.50% Convertible Senior Notes due 2033 (under the treasury stock method) outstanding during the period. 0.50% Convertible Senior Notes due 2033 were excluded from the calculation of diluted earnings per share under the treasury stock method since the conversion price exceeded the average market price for the Company's common stock.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	July 31, 2016	August 2, 2015
Numerator:
Net income	$23,949	$3,393
Numerator for basic net income per share	23,949	3,393
Numerator for diluted net income per share	$23,949	$3,393
Denominator:
Denominator for basic net income per share - weighted average shares	108,820	105,286
Effect of dilutive securities:
Stock options and restricted stock units	2,001	2,821
Dilutive potential common shares	2,001	2,821
Denominator for diluted net income per share	110,821	108,107
Net income per share:
Basic	$0.22	$0.03
Diluted	$0.22	$0.03
The following table presents common shares related to potentially dilutive securities excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive:

	Three Months Ended
(in thousands)	July 31, 2016	August 2, 2015
Stock options and restricted stock units	2,045	844

4. Inventories

Inventories consist of the following:	As of
(in thousands)	July 31, 2016	May 1, 2016
Raw materials	$57,745	$51,963
Work-in-process	143,879	137,603
Finished goods	70,968	83,725
Total inventories	$272,592	$273,291

5. Investments
The Company's portfolio of fixed income securities consists of term bank certificates of deposit. All of the Company's investments in fixed income securities have original maturity (maturity at the purchase date) of less than 12 months and are reported as short-term investments in the consolidated balance sheets as of July 31, 2016 and May 1, 2016. All of the Company's investments in fixed income securities are classified as held-to-maturity since the Company has the positive intent and ability to hold these investments until maturity. These investments are carried at amortized cost.

During the three month periods ended July 31, 2016 and August 2, 2015, there were no gross unrealized gains or losses, no realized gains or losses, and the Company did not recognize any other-than-temporary impairments.

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

Because of its option to settle conversion of the notes in cash, the Company separated the liability and equity components of the notes. The carrying amount of the liability component at issuance date of $209.1 million was calculated by estimating the fair value of similar liabilities without a conversion feature. The residual principal amount of the notes of $49.6 million was allocated to the equity component. The resulting debt discount is amortized as interest expense. As of July 31, 2016, the remaining debt discount amortization period was 28 months.

As of July 31, 2016, the notes consisted of the following (in thousands):

Liability component:
Principal	$258,750
Unamortized debt discount	(25,270)
Unamortized debt issuance costs	(1,464)
Net carrying amount of the liability component	$232,016
Carrying amount of the equity component	$49,648

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

The following table sets forth interest expense information related to the 2033 Notes:

	Three Months Ended
(in thousands, except percentages)	July 31, 2016	August 2, 2015
Contractual interest expense	$324	$324
Amortization of the debt discount	2,469	2,354
Amortization of issuance costs	154	154
Total interest cost	$2,947	$2,832
Effective interest rate on the liability component	4.87%	4.87%
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
Changes in the Company's warranty liability during the following period were as follows:

Three Months Ended
(in thousands)	July 31, 2016
Beginning balance at May 1, 2016	$12,001
Additions during the period based on product sold	1,084
Change in estimates	(393)
Settlements and expirations	(3,618)
Ending balance at July 31, 2016	$9,074

8. Fair Value of Financial Instruments
The Company's financial instruments measured at fair value on a recurring basis as of July 31, 2016 and May 1, 2016 were as follows:

	July 31, 2016					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
Certificates of deposit	313,389	—	313,389	—	313,389	263,255	—	263,255	—	263,255

The Company's Level 2 financial instruments in the table above are valued using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.

The Company has not estimated the fair value of its minority investments in four privately held companies as it is not practicable to estimate the fair value of these investments because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. As of July 31, 2016, the carrying value of the Company's minority investments in these privately held companies was $4.0 million, which management believes is not impaired.

The Company's financial instruments not measured at fair value on a recurring basis as of July 31, 2016 and May 1, 2016 were as follows:

	July 31, 2016					May 1, 2016
	Carrying	Fair Value				Carrying	Fair Value
(in thousands)	Amount	Level 1	Level 2	Level 3	Total	Amount	Level 1	Level 2	Level 3	Total
2033 Notes	232,016	255,516	—	—	255,516	229,393	247,430	—	—	247,430

The fair value of the 2033 Notes is based on the price in the open market as of or close to the respective balance sheet dates. The difference between the carrying value and the fair value is primarily due to the spread between the conversion price and the market value of the shares underlying the conversion as of each respective balance sheet date.

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
Class Action and Shareholder Derivative Litigation
Several securities class action lawsuits related to the Company's March 8, 2011 earnings announcement alleging claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 have been filed in the United States District Court for the Northern District of California on behalf of a purported class of persons who purchased stock between December 1 or 2, 2010 through March 8, 2011. The named defendants are the Company and its Chairman of the Board, Chief Executive Officer and Chief Financial Officer. To date, no specific amount of damages have been alleged. The cases were consolidated, lead plaintiffs were appointed and a consolidated complaint was filed. The Company filed a motion to dismiss the case. On January 16, 2013, the District Court granted the Company's motion to dismiss and granted the lead plaintiffs leave to amend the consolidated complaint. An amended consolidated complaint was filed on February 6, 2013. Thereafter, the Company filed a renewed motion to dismiss the case. On September 30, 2013, the District Court granted the Company's motion and dismissed the case with prejudice, and plaintiff appealed. On January 8, 2016, the Ninth Circuit Court of Appeals reversed the judgment in part for further proceedings in the District Court. On January 22, 2016, Finisar filed a petition for panel rehearing in part. On March 25, 2016, the panel issued a revised ruling reversing the judgment in part for further proceedings in the District Court.
In addition, two purported shareholder derivative lawsuits related to the Company's March 8, 2011 earnings announcement have been filed in the California Superior Court for the County of Santa Clara, and a third derivative lawsuit has been filed in the United States District Court for the Northern District of California. The complaints assert claims for alleged breach of fiduciary duty, unjust enrichment, and waste on behalf of the Company. Named as defendants are the members of the Company's board of directors, including the Company's Chairman of the Board and Chief Executive Officer, and its Chief

Financial Officer. No specific amount of damages has been alleged and, by the derivative nature of the lawsuits, no damages will be alleged, against the Company. The state court cases have been consolidated and a lead plaintiff has been appointed to file a consolidated complaint. The derivative cases were stayed pending a ruling in the federal class action case. The derivative cases remain stayed at present, subject to the right of the parties to reinstate them, and the Company expects that the parties will discuss the stay in light of the Ninth Circuit ruling.
Mears Technologies Litigation
On May 6, 2013, Mears Technologies, Inc. filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas against the Company. The complaint alleges that Finisar's WSS products, ROADM line cards containing a Finisar WSS, and Waveshaper products infringe U.S. Patent No. 6,141,361. The Company has performed a review of the asserted patent and believes that the patent claims are not infringed and/or are invalid. On June 17, 2014, the district court issued a claim construction order favorable to the Company. On October 6, 2014, the court denied a motion of the plaintiff to amend its infringement contentions in light of the court’s claim construction ruling.  As a result, the plaintiff has conceded that it is unable to pursue its infringement claims against the Company.  On December 30, 2014, the court granted the Company’s motion for summary judgment of non-infringement.  The plaintiff has appealed the court’s claim construction ruling and the court’s denial of the plaintiff’s motion to amend its infringement contentions in light of the court’s claim construction ruling. The Company has opposed this appeal.  If the plaintiff’s appeal is wholly or partially successful, the case would be revived in the United States District Court for the Eastern District of Texas.  If the appeal succeeds and the case resumes, the Company may be liable for substantial damages.  Even if the defense of any resumed case is successful, the Company may incur substantial legal fees and other costs in defending the lawsuit. Further, the lawsuit could divert the efforts and attention of the Company's management and technical personnel, which could harm its business.

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
The Company believes the fair value of these indemnification obligations is immaterial. Accordingly, the Company has not recorded any liabilities for these agreements as of July 31, 2016. To date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

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

We sell our products primarily to manufacturers of storage systems, networking equipment and telecommunication equipment such as Alcatel-Lucent, Brocade, Ciena, Cisco Systems, EMC, Ericsson, Fujitsu, Hewlett-Packard Company, Huawei, IBM, Juniper, Nokia, QLogic, and ZTE, and to their contract manufacturers. These customers, in turn, sell their systems to businesses and to wireline and wireless telecommunication service providers and cable TV operators, collectively referred to as carriers. We also sell products to end-users.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We believe there have been no significant changes in our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended May 1, 2016.

Results of Operations

Revenues (by market application)	Three Months Ended
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Datacom revenue	$243,413	$233,293	$10,120	4%
Telecom revenue	97,912	80,737	17,175	21%
Total revenues	$341,325	$314,030	$27,295	9%

The increase in datacom revenue was primarily due to an increase in market demand for our 100 Gbps transceivers. The increase in telecom revenue was primarily due to an increase in market demand for our WSS products.

Amortization of Acquired Developed Technology
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$1,523	$1,435	$88	6%

The increase was due to start of amortization for certain in-process R&D intangible assets related to our u2t acquisition as a result of completing related development projects.

Impairment of Long-Lived Assets
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$—	$1,901	$(1,901)	(100)%

During the first quarter of fiscal 2016, we recorded a $1.9 million charge for the impairment of certain long-lived assets due to the projected cash flows associated with these assets not supporting the carrying values of these assets.

Gross Profit
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$108,165	$87,377	$20,788	24%
As a percentage of revenues	32%	28%

The increase in gross margin primarily reflected a more favorable product mix, primarily 100 Gbps transceivers, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Research and Development Expenses
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$51,008	$52,408	$(1,400)	(3)%

The decrease primarily reflected higher project material expenses related to new product development activities in fiscal 2016.

Sales and Marketing Expenses
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$11,863	$11,202	$661	6%

The increase was primarily due to an increase in employee compensation related expenses.

General and Administrative Expenses
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$16,315	$15,208	$1,107	7%

The increase was primarily due to an increase in legal service fees related to on-going litigations.

Interest Income
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$726	$365	$361	99%

The increase was primarily due to fluctuations in interest rates.

Interest Expense
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$2,986	$2,883	$103	4%

The increase was primarily due to amortization of the debt discount on our 2033 Notes.

Other Income (Expense), Net
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$(59)	$881	$(940)	(107)%

The change was primarily due to foreign currency exchange losses.

Provision for Income Taxes
(in thousands, except percentages)	July 31, 2016	August 2, 2015	Change	% Change
Three months ended	$2,043	$2,031	$12	1%

The income tax provisions for both periods primarily represent current state and foreign income taxes arising in certain jurisdictions in which we conduct business.

Liquidity and Capital Resources

	Three Months Ended
(in millions)	July 31, 2016	August 2, 2015
Net cash provided by operating activities	$47.4	$34.6
Net cash used in investing activities	$(69.2)	$(4.6)
Net cash provided by financing activities	$3.0	$5.5

Operating Cash Flows
Net cash provided by operating activities in the three months ended July 31, 2016 and August 2, 2015 primarily consisted of our net income, as adjusted to exclude depreciation, amortization and other non-cash items totaling $39.0 million and $39.8 million, respectively.

Investing Cash Flows
Net cash used in investing activities in the three month period ended July 31, 2016 primarily consisted of net purchases of short-term investments. Net cash used in investing activities in the three month period ended August 2, 2015 primarily consisted of expenditures for capital assets, offset by net proceeds from maturities of short-term investments.

Financing Cash Flows
Net cash provided by financing activities in the three month periods ended July 31, 2016 and August 2, 2015 primarily consisted of proceeds from the issuance of shares under our employee stock option and stock purchase plans.

Sources of Liquidity and Capital Resource Requirements

At July 31, 2016, our principal sources of liquidity consisted of approximately $594 million of cash and cash equivalents and short-term investments, of which approximately $126 million was held by our foreign subsidiaries.

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

Off-Balance-Sheet Arrangements

At July 31, 2016 and May 1, 2016, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Finisar, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended May 1, 2016. Our exposure related to market risk has not changed materially since May 1, 2016.

Item 4. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to “Part I, Item 1, Financial Statements - Note 9. Legal Matters” for a description of pending legal proceedings, including material developments in certain of those proceedings during the quarter ended July 31, 2016.

Item 1A. Risk Factors

OUR FUTURE PERFORMANCE IS SUBJECT TO A VARIETY OF RISKS, INCLUDING THOSE DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT, INCLUDING OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE RISK FACTORS DESCRIBED BELOW DO NOT CONTAIN ANY MATERIAL CHANGES FROM THOSE PREVIOUSLY DISCLOSED IN ITEM 1A OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MAY 1, 2016.

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

Since inception we have made minority equity investments in a number of early-stage technology companies, totaling approximately $61.9 million. Our investments in these early stage companies were primarily motivated by our desire to gain early access to new technology. We intend to review additional opportunities to make strategic equity investments in pre-public companies where we believe such investments will provide us with opportunities to gain access to important technologies or otherwise enhance important commercial relationships. We have little or no influence over the early-stage companies in which we have made or may make these strategic, minority equity investments. Each of these investments in pre-public companies involves a high degree of risk. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and failure by the early-stage company to achieve its own business objectives or to raise capital needed on acceptable economic terms could result in a loss of all or part of our invested capital. Between fiscal 2003 and 2016, we wrote off an aggregate of $26.2 million in seven investments which became impaired and reclassified $4.2 million of another investment to goodwill as the investment was deemed to have no value. We may be required to write off all or a portion of the $4.0 million of such equity investments remaining on our balance sheet as of July 31, 2016 in future periods.

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

As of July 31, 2016, we had outstanding an aggregate principal amount of $258.8 million of our 2033 Notes. The 2033 Notes are convertible at the option of the holder, under certain circumstances, into shares of our common stock at an initial conversion price of $30.18 per share, subject to adjustments. An aggregate of approximately 8,572,413 shares of common stock would be issued upon the conversion of all outstanding 2033 Notes at these conversion prices, which would dilute the voting power and ownership percentage of our existing stockholders. We have previously entered into privately negotiated transactions with certain holders of our convertible notes for the repurchase of notes in exchange for a greater number of shares of our common stock than would have been issued had the principal amount of the notes been converted at the original conversion rate specified in the notes, thus resulting in more dilution. We may enter into similar transactions in the future and, if we do so, there will be additional dilution to the voting power and percentage ownership of our existing stockholders.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we may rely upon third-party hosting and support services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, including our Enterprise Resource Planning ("ERP") system and other applications, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business. Despite our implementation of security measures, our systems are vulnerable to damage from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, and ultimately harm our business. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by these disruptions or security breaches in the future.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Form of Restricted Stock Unit Issuance Agreement - Officers
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: September 8, 2016